Form 10-Q
period 1998-06-30
PENTON MEDIA INC
filed 1998-09-16
CIK 1062441

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                      -------------------------------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14337
                                                -------

                               PENTON MEDIA, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

        DELAWARE                                  36-2875386
        --------                                  ----------
(State of Incorporation)              (I.R.S. Employer Identification No.)


 1100 Superior Avenue, Cleveland, OH                          44114
 -----------------------------------                          -----
(Address of Principal Executive Offices)                     (Zip Code)

                               216/696-7000
                               ------------
             (Registrant's Telephone Number, Including Area Code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes             No   X
                             ---            ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 7, 1998).

                        Common Stock     21,240,075
                                         ----------

                               PENTON MEDIA, INC.
                               ------------------
                                    FORM 10-Q
                                    ---------
                           QUARTER ENDED JUNE 30, 1998
                           ---------------------------

                                      INDEX
                                      -----




PART I.     FINANCIAL INFORMATION                                   Page
                                                                    ----
   ITEM 1.  Financial Statements

            Consolidated Statement of Income -
              Three and Six Months Ended
              June 30, 1998 and 1997                                  3

            Consolidated Balance Sheet -
              June 30, 1998 and December 31, 1997                    4 - 5

            Consolidated Statement of Cash Flows -
              Six Months Ended June 30, 1998 and 1997                 6

            Notes to Consolidated Financial Statements               7 - 9

      ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations         10 - 16

      ITEM 3.  Quantitative and Qualitative Disclosures
                          about Market Risk                          N/A


PART II.    OTHER INFORMATION

      ITEM 6.  Exhibits and Reports on Form 8-K                      17


      SIGNATURES                                                     17

                               PENTON MEDIA, INC.
                               ------------------
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                       FOR THE THREE MONTHS AND SIX MONTHS
                       -----------------------------------
                          ENDED JUNE 30, 1998 AND 1997
                          ----------------------------
            (Unaudited; Dollars in Thousands, Except Per Share Data)

                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                      ------------------   ----------------
                                        1998      1997      1998      1997
                                      --------  --------  --------  --------

REVENUES............................  $ 59,186  $ 54,054  $111,671  $102,720
                                      --------  --------  --------  --------

OPERATING EXPENSES:
  Editorial, production and
    circulation.....................    26,849    24,658    50,171    46,870
  Selling, general and
    administrative..................    23,299    19,166    45,770    39,085
  Depreciation and amortization.....     2,129     1,685     4,156     3,363
                                      --------  --------  --------  --------
                                        52,277    45,509   100,097    89,318
                                      --------  --------  --------  --------

OPERATING INCOME....................     6,909     8,545    11,574    13,402
                                      --------  --------  --------  --------

OTHER INCOME (EXPENSE):
  Interest expense..................      (691)     (207)   (1,353)     (415)
  Miscellaneous, net................        82        -         85         3
                                      --------  --------- --------  --------
                                          (609)     (207)   (1,268)     (412)
                                      --------  --------  --------  --------

INCOME BEFORE INCOME TAXES..........     6,300     8,338    10,306    12,990

PROVISION FOR INCOME TAXES..........     2,619     3,463     4,285     5,397
                                      --------  --------  --------  --------

NET INCOME..........................  $  3,681  $  4,875  $  6,021  $  7,593
                                      ========  ========  ========  ========


NET INCOME PER SHARE BASIC AND
  DILUTED (21,240,075 shares
  outstanding)......................  $    .17  $    .23  $    .28  $    .36
                                      ========  ========  ========  ========




                         See accompanying notes.

                               PENTON MEDIA, INC.
                               ------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                       -----------------------------------
                        (Unaudited; Dollars in Thousands)


                                              June 30,     December 31,
                                                1998           1997
                                              --------     ------------

ASSETS
------

CURRENT ASSETS:
  Cash and equivalents.....................    $  1,850      $  2,419
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $2,407 and $2,406......................      31,377        29,363
  Inventories..............................       2,922         2,429
  Deferred tax assets......................       3,514         2,851
  Prepayments, deposits and other..........       4,936         3,886
                                               --------      --------
                                                 44,599        40,948
                                               --------      --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings................................       6,170         6,168
  Machinery and equipment..................      63,422        60,493
                                               --------      --------
                                                 69,592        66,661
  Less: Accumulated depreciation...........      42,838        39,845
                                               --------      --------
                                                 26,754        26,816
  Land.....................................         426           426
                                               --------      --------
                                                 27,180        27,242
                                               --------      --------

OTHER ASSETS:
  Goodwill, less accumulated
    amortization of $7,202 and $6,192......      64,800        65,460
  Other intangibles, less accumulated
    amortization of $5,538 and $5,382......       6,206         6,362
  Deferred tax assets......................       4,398         4,067
  Due from parent company..................      15,989        12,212
  Miscellaneous............................          69           135
                                               --------      --------
                                                 91,462        88,236
                                               --------      --------
                                               $163,241      $156,426
                                               ========      ========



                         See accompanying notes.

                               PENTON MEDIA, INC.
                               ------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                       -----------------------------------
                        (Unaudited; Dollars in Thousands)


                                               June 30,    December 31,
                                                 1998          1997
                                               --------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Notes payable.............................   $ 34,470      $ 34,170
  Accounts payable..........................      8,434         9,427
  Accrued compensation and benefits.........      8,458         9,081
  Other accrued expenses....................      8,917         8,383
  Unearned income, principally trade
    show and conference deposits............      6,827         5,203
                                               --------      --------
                                                 67,106        66,264
                                               --------      --------

LONG-TERM LIABILITIES AND DEFERRED CREDITS:
  Net deferred pension credits..............     19,592        19,592
  Other.....................................        930           957
                                               --------      --------
                                                 20,522        20,549
                                               --------      --------

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued..............         -             -
  Common stock..............................        212           212
  Capital in excess of par value............     29,630        29,630
  Retained earnings.........................     45,792        39,771
  Cumulative foreign currency translation
    adjustment..............................        (21)           -
                                               --------      -------
                                                 75,613        69,613
                                               --------      --------
                                               $163,241      $156,426
                                               ========      ========





                        See accompanying notes.

                               PENTON MEDIA, INC.
                               ------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                 FOR THE SIX MONTHS ENDED JUNE 30 1998 AND 1997
                 ----------------------------------------------
                        (Unaudited; Dollars in Thousands)

                                                        1998        1997
                                                      --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from operations...........................    $ 6,021    $ 7,593
  Adjustments to reconcile income from
   operations to net cash provided by
   operating activities:
    Depreciation and amortization..................      4,156      3,363
    Deferred income taxes..........................     (1,034)       482
    Retirement and deferred compensation plans.....         -        (500)
    Provision for losses on accounts receivable....        326        447
    Change in assets and liabilities, excluding
     effects from acquisitions and dispositions:
      (Increase) decrease in accounts and
        notes receivable...........................     (2,339)     1,195
      Increase in inventories......................       (493)      (729)
      Increase in prepayments and deposits.........     (1,038)      (715)
      (Decrease) increase in accounts payable
        and accrued expenses.......................       (520)       775
      Increase (decrease) in unearned income.......      1,594     (1,674)
    Other changes, net.............................       (591)      (129)
                                                      --------    -------
  Net cash provided by operating activities........      6,082     10,108
                                                      --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................     (2,931)    (2,204)
  Net assets of business acquired, net of cash.....         -     (14,040)
                                                      --------   --------
  Net cash used by investing activities............     (2,931)   (16,244)
                                                      --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable........................         -      14,000
  Advances to parent company.......................     (3,699)    (8,495)
                                                      --------   --------
  Net cash provided by financing activities........     (3,699)     5,505
                                                      --------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH............        (21)       -
                                                      --------   --------

NET DECREASE IN CASH AND EQUIVALENTS...............       (569)      (631)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD........      2,419      1,571
                                                      --------   --------
CASH AND EQUIVALENTS AT END OF PERIOD..............   $  1,850   $    940
                                                      ========   ========


                          See accompanying notes.

                               PENTON MEDIA, INC.
                               ------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited; Dollars in Thousands)

NOTE 1 -- BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Penton Media, Inc. (formerly known as Penton Publishing, Inc.) and its subsidiaries ("Penton" or the "Company"). The Company was a wholly owned subsidiary of Pittway Corporation ("Pittway" or "Parent Company") until August 7, 1998, when it was spun off as a separate entity (See Note 2).

         The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

         In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

NOTE 2 - SPIN-OFF FROM PITTWAY AND SUBSEQUENT ACQUISITION

         On August 7, 1998 Pittway distributed 100% of the Company's Common Stock on a share-for-share basis to holders of Pittway stock. Immediately thereafter, the Company completed the acquisition of Donohue Meehan Publishing Company.

         Donohue Meehan Publishing Company ("DM Publishing") was acquired for $7 million in cash, 6.76% (1,541,638 shares) of the Company's stock to be outstanding immediately after the acquisition, and up to an additional $4 million in cash based on DM Publishing's pre-tax income for the years 1998 and 1999. The Company also agreed to make a contingent cash payment to the extent, if any, that the shares issued in the acquisition have an average aggregate market value less than $29 million during either of two 30-day periods in the year 2000. The contingent payment is subject to certain limitations as to any of such shares sold prior to the payment. A portion of the contingent payment may be made with Common Stock rather than cash under certain conditions.

NOTE 3 - RELATIONSHIP AND TRANSACTIONS WITH PITTWAY

         Included in the consolidated statement of income is an allocation of corporate expenses related to services provided to the Company by Pittway. Certain of the Company's employees participated in Pittway's 1990 Stock Awards Plan, for which Pittway has allocated costs to the Company totaling $1,412 and $443 in the six months ended June 30, 1998 and 1997, respectively. The allocated costs from Pittway to the Company total $1,291 and $361 for the second quarters ended June 30, 1998 and 1997, respectively.

In August 1998, the Company and Pittway agreed to discharge the majority of the amount due from the parent company by a charge to stockholders' equity.

NOTE 4 - INVENTORIES

         The LIFO reserve balances of $763 and $ 462 at June 30, 1998 and December 31, 1997, respectively, represent the excess of current replacement cost over the LIFO value of inventory, which consists principally of raw materials.


NOTE 5 - NOTES PAYABLE

         The Company's short-term notes payable at June 30, 1998 include $29,470 of foreign indebtedness, denominated in British pounds and bearing interest at 8.1%, and $5,000 of domestic indebtedness at 6%. The increase in notes payable at June 30, 1998 is due to the translation rate impact for the foreign indebtedness.

Of the foreign debt, $26,968 was revolving debt guaranteed by Pittway prior to the spin-off. The remaining $2,502, due in December 1998, is convertible into Common Stock at fair market value.

The $5,000 domestic note payable to Pittway is related to the acquisition of Industrial Shows of America ("ISOA"), completed in December 1997.

Concurrent with the spinoff, $27,800 of foreign debt, including accrued interest, and the $5,000 domestic note were refinanced with a new revolving credit facility. The new facility bears interest at LIBOR plus a margin of between 0.5% and 0.875%, and includes a commitment fee for the unused portion of the facility of between 0.125% and 0.250%.


NOTE 6 - NET INCOME PER SHARE

Net income per share reflects net income divided by the number of shares outstanding on the spinoff date, excluding the shares issued in the acquisition of Donohue Meehan Publishing Company.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED)

Revenues

         Total revenues, after elimination of inter-segment sales, increased $9.0 million, or 9%, from $102.7 million to $111.7 million.

         Media Services revenues increased $6.9 million, or 7%, to $99.3 million. Advertising revenues from Penton's publishing operations accounted for approximately $4.3 million of the increase, including (1) the publication of Hydraulics and Pneumatics' Fluid Power Handbook and Directory, which is published every other year, (2) two new publications launched in the first quarter, IW Growing Companies and Penton's Embedded Systems Development, and (3) higher pricing on other advertising business. Trade show and conference revenues increased $2.6 million. The increase is due to the first-time inclusion of the operations of Independent Expositions, Ltd. ("INDEX") -- specifically, the Service Management Europe Show in March -- and Industrial Shows of America ("ISOA") -- 10 regional shows in the second quarter. Both INDEX and ISOA were acquired in December 1997. In addition, 1998 includes an increase in the Wireless Symposium & Exhibition/Portable by Design Show. These increases were partially offset by lower exhibition revenues for certain other shows.

         Printing revenues increased $1.8 million, or 10%, bringing total segment revenue to $20.1 million. Sales to external customers increased $1.4 million or 31%, to $6.0 million.

         Direct-mail Marketing revenues increased $0.7 million, or 11%, to $6.4 million. The increase was primarily in the segment's printing operations, and resulted from increased volume from outside customers.

Cost of Production

         Total cost of production, after elimination of inter-segment charges, grew to $50.2 million compared with $46.9 million, representing an increase of $3.3 million, or 7%.

         Media Services production costs grew approximately 5%, due to the inclusion of the INDEX and ISOA trade shows acquired in late 1997, and also to the publication of the biannual Fluid Power Handbook and Directory, which was not published in 1997.

         Cost of production for the Printing segment increased approximately $1.5 million due to volume-related growth of outside business.

         Direct-mail Marketing cost of production decreased by 3%, compared with the 12% increase in revenue, due largely to productivity improvements.

Selling, General, and Administrative

         Total selling, general, and administrative expenses grew $6.7 million, or 17%, to $45.8 million.

         Media Services selling, general, and administrative expenses increased approximately $6.5 million, or 18%. The increase was due to (i) sales volume growth, (ii) costs related to the launches of two new publications in the first quarter, IW Growing Companies and Penton's Embedded Systems Development, (iii) costs related to the biannual Fluid Power Handbook and Directory, (iv) expenses of the INDEX and ISOA trade shows held to date in 1998, and (v) period costs of other of the newly acquired trade shows for which revenues will not be recognized until those trade shows are held in future periods, and finally (vi) higher charges related to Pittway Corporation ("Pittway") stock appreciation rights held by Penton employees.

         Selling, general, and administrative expenses of the Printing segment were relatively flat.

         Direct-mail Marketing selling, general, and administrative costs increased 7%, due primarily to an increase in selling costs resulting from the growth in revenues of its printing operations.

Depreciation and Amortization

         Depreciation and amortization increased $0.8 million to $4.2 million. The higher expense was primarily the result of the amortization of intangible assets associated with trade shows acquired in December 1997.

Operating Income

         Overall, the Company's operating income decreased $1.8 million, or 13%, to $11.6 million from $13.4 million.

         Media Services operating income decreased $2.3 million, or 17%. The first half of 1998 was negatively impacted by the period costs of the trade shows acquired in 1997, start-up costs associated with the two magazine launches, and higher amortization expense as noted above.

         Operating income of the Printing segment was flat.

         The Direct-mail Marketing operations recorded an operating loss of $0.3 million compared with last year's operating loss of $0.9 million. The improvement was largely due to the increase in revenue of this segment's printing operations and lower production costs due to the elimination of certain programs in 1998.

Interest Expense

         Interest expense increased $1.0 million, due to additional borrowings to finance the trade show acquisitions in December 1997.

Effective Tax Rates

         The effective tax rates were 41.6% and 41.5%, in the first half of 1998 and 1997 respectively.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1997 (UNAUDITED)

Revenues

         Total revenues, after elimination of inter-segment sales, increased $5.1 million, or 9%, from $54.1 million to $59.2 million.

         Media Services revenues increased $3.8 million, or 8%, to $52.6 million. Advertising revenues from Penton's publishing operations accounted for approximately $2.6 million of the increase, including advertising revenues from two new publications launched in the first quarter, IW Growing Companies and Penton's Embedded Systems Development, and higher pricing on other advertising business. Trade show and conference revenues increased $1.2 million. The increase is due largely to the first-time inclusion of the operations of ISOA (acquired in December 1997), offset by lower exhibition revenues for certain other shows.

         Printing revenues increased $1.3 million, or 14%, bringing total segment revenue to $10.4 million. Sales to external customers increased $0.8 million or 40%, to $3.0 million.

         Direct-mail marketing revenues increased $0.5 million, or 15%, to $3.6 million. The increase was primarily in the printing operations of the direct mail segment, and resulted from increased volume.

Cost of Production

         Total cost of production, after elimination of inter-segment charges, grew to $26.8 million compared with $24.7 million, an increase of $2.1 million, or 9%.

         Media Services production costs grew approximately 6%, due largely to the inclusion of the ISOA trade shows acquired in late 1997.

         Cost of production for the Printing segment increased approximately $1.1 million due to volume-related growth of outside business.

         Direct-mail Marketing cost of production decreased by 8%, compared with the 15% increase in revenue, due largely to the elimination of certain programs in 1998, and to productivity improvements.

Selling, General, and Administrative

         Total selling, general, and administrative expenses grew $4.1 million, or 22%, to $23.3 million.

         Media Services selling, general, and administrative expenses increased approximately $4.1 million, or 23%. The increase was due to (i) sales volume growth, (ii) costs related to the launches of two new publications in the first quarter, IW Growing Companies and Penton's Embedded Systems Development, (iii) expenses of the ISOA trade shows held to date in 1998, (iv) period costs of other of the newly acquired trade shows for which revenues will not be recognized until those trade shows are held in future periods, and finally (v) higher charges related to Pittway stock appreciation rights held by Penton employees.

         Selling, general, and administrative expenses of the Printing segment were relatively flat.

         Direct-mail Marketing selling, general, and administrative costs increased 6%, due primarily to an increase in selling costs related to the growth in revenues of the printing operations of this segment.

Depreciation and Amortization

         Depreciation and amortization increased $0.4 million to $2.1 million. The higher expense was primarily the result of the amortization of intangible assets associated with trade shows acquired in December 1997.

Operating Income

         Overall, the Company's operating income decreased $1.6 million, or 19%, to $6.9 million from $8.5 million.

         Media Services operating income decreased $2.0 million, or 22%. The second quarter of 1998 was negatively impacted by the period costs of the trade shows acquired in 1997, start-up costs associated with the two magazine launches, and higher amortization expense as noted above.

         Operating income of the Printing segment was flat.

         The Direct-mail Marketing operations recorded an operating loss of $0.1 million compared with last year's operating loss of $0.6 million. The improvement was largely due to the increase in revenue of this segment's printing operations and lower production costs due to the elimination of certain unprofitable programs in 1998.

Interest Expense

         Interest expense increased $0.5 million, due to additional borrowings to finance the trade show acquisitions completed in December 1997.

Effective Tax Rates

         The effective tax rates were 41.6% and 41.5%, in the second quarter of 1998 and 1997 respectively.

FOREIGN CURRENCY

         The functional currency of the Company's foreign operations acquired in December 1997 is the local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. dollars at the rates of exchange on the balance sheet date; income and expense are translated at the average rates of exchange prevailing during the year. There were no significant transaction gains or losses during 1997 or the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has generated positive cash flows from operations and has utilized the majority of such cash flows to invest in capital assets, finance acquisitions, reduce debt, and pay dividends to Pittway.

         For the first half of 1998, cash flow provided by operations was $6.1 million, down from $10.1 million for the first half of last year. In addition to producing lower net income, the company utilized more working capital, due largely to a temporary increase in accounts receivable.

         Cash from operating activities was used for capital expenditures ($2.9 million and $2.2 million in the first half of 1998 and 1997, respectively) and to make cash advances to Pittway.

         On August 7, 1998, the Company entered into a five-year $75.0 million unsecured revolving credit agreement, which includes an option to increase the facility to $100 million. The Company's short-term notes payable at June 30, 1998 and December 31, 1997 were refinanced with this facility, which was also utilized to finance the cash portion of the acquisition price of Donohue Meehan Publishing Company.

SEASONALITY

         Historically, the Company has not experienced significant seasonality in its business. The acquisitions of ISOA and INDEX in late 1997, however, will change the seasonal pattern of revenue and profit, as both companies have pronounced seasonal patterns in their businesses. The majority of activity at ISOA (and, accordingly, revenue recognition) occurs in the second and fourth quarters. As explained above, a portion of the Company's revenue growth in the second quarter was due to the newly acquired ISOA shows. Further, the majority of the INDEX shows have historically been held in the fourth quarter. Accordingly, the Company anticipates that these acquisitions will have a positive impact on revenue and profit in the fourth quarter of the year.

ACCOUNTING CHANGES

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement is required to be adopted by Penton in the third quarter of 1999. Penton currently has no derivative instruments and, as such, this statement is not expected to have a material impact on Penton.

YEAR 2000

         Penton continues to assess the extent of its risks related to processing year 2000 information. All software applications that may be unable to interpret the year 2000 have been identified and Penton has already commenced work to modify or replace those applications. Penton believes that all necessary work to make its systems year 2000 complaint will be completed on time. In addition, the estimated costs to modify or replace its applications are not considered material to Penton and should not involve a significant amount of Penton's internal resources.

         Penton is in the process of working with its vendors regarding their progress in identifying and addressing issues related to the year 2000. Penton is in the process of obtaining commitments from all major vendors on whose software Penton may be dependent that they have plans in place to be compliant before processing of information related to year 2000 would be required. Although no assurance can be given that all of these third-party systems will be year 2000 compliant, Penton believes that the risk is not significant.

                                      * * *

         This quarterly report, other than historical financial information, contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include pending litigation, government regulation, competition, technological change, intellectual property rights, capital spending, international operations, and the Company's acquisition strategies.

                           Part II. OTHER INFORMATION
                    Item 6. EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBITS

            Number                         Description
     ------------------        ------------------------------------------------
              27                 Financial Data Schedule
                                 (submitted only in electronic format)

(B) Not applicable



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           Penton Media, Inc.
                                          --------------------------------------
                                           (Registrant)




                                           /s/Joseph G. NeCastro
                                          --------------------------------------
                                     By:   Joseph G. NeCastro
                                           Chief Financial Officer and Treasurer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

Date:  September 15, 1998