Form 10-Q
period 1998-09-30
PENTON MEDIA INC
filed 1998-11-16
CIK 1062441

                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004

          ------------------------------------------------------------

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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

                        Yes   X         No
                            -----     ------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 31,1998).

                        Common Stock     22,781,713
                                         ----------

                           PENTON MEDIA, INC.
                           ------------------
                               FORM 10-Q
                               ---------
                    QUARTER ENDED SEPTEMBER 30, 1998
                    --------------------------------

                                  INDEX
                                  -----




PART I.     FINANCIAL INFORMATION                                         Page
                                                                          ----
   ITEM 1.  Financial Statements

            Consolidated Statement of Income -
              Three and Nine Months Ended
              September 30, 1998 and 1997                                    3

            Consolidated Balance Sheet -
              September 30, 1998 and December 31, 1997                      4 - 5

            Consolidated Statement of Cash Flows -
              Nine Months Ended September 30, 1998 and 1997                  6

            Notes to Consolidated Financial Statements                      7 - 10

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  10 - 20

   ITEM 3.  Quantitative and Qualitative Disclosures
               about Market Risk                                            N/A


PART II.    OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                               21-22


   SIGNATURES                                                               22

                               PENTON MEDIA, INC.
                               ------------------
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                      FOR THE THREE MONTHS AND NINE MONTHS
                      ------------------------------------
                       ENDED SEPTEMBER 30, 1998 AND 1997
                       ---------------------------------
            (Unaudited; Dollars in Thousands, Except Per Share Data)

                                     Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      -----------------   -----------------
                                        1998      1997      1998      1997
                                        ----      ----      ----      ----

REVENUES............................  $ 52,800  $ 50,729  $164,471  $153,449
                                      --------  --------  --------  --------

OPERATING EXPENSES:
  Editorial, production and
    circulation.....................    24,635    24,414    74,806    71,284
  Selling, general and
    administrative..................    21,266    18,923    67,036    58,008
  Depreciation and amortization.....     2,160     1,684     6,316     5,047
                                      --------  --------  --------  --------
                                        48,061    45,021   148,158   134,339
                                      --------  --------  --------  --------

OPERATING INCOME....................     4,739     5,708    16,313    19,110
                                      --------  --------  --------  --------

OTHER INCOME (EXPENSE):
  Interest expense..................      (811)     (208)   (2,164)     (622)
  Miscellaneous, net................        (9)        6        76         8
                                      ---------  --------  --------  --------
                                          (820)     (202)   (2,088)     (614)
                                      ---------  --------  --------  --------

INCOME BEFORE INCOME TAXES..........     3,919     5,506    14,225    18,496

PROVISION FOR INCOME TAXES..........     1,671     2,288     5,956     7,685
                                      --------  --------  --------  --------

NET INCOME..........................  $  2,248  $  3,218  $  8,269  $ 10,811
                                      ========  ========  ========  ========


NET INCOME PER SHARE BASIC AND
  DILUTED......................       $    .10  $    .15  $    .38  $    .51
                                      ========  ========  ========  ========

AVERAGE NUMBER OF SHARES OUTSTANDING
  (in thousands)                        22,268    21,240    21,583    21,240


                         See accompanying notes.

                               PENTON MEDIA, INC.
                               ------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                    ----------------------------------------
                        (Unaudited; Dollars in Thousands)


                                             September 30,  December 31,
                                                 1998           1997
                                             -------------  ------------

ASSETS
------

CURRENT ASSETS:
  Cash and equivalents.....................    $  7,273      $  2,419
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $2,190 and $2,406......................      33,166        29,363
  Inventories..............................       2,971         2,429
  Deferred tax assets......................       3,230         2,851
  Prepayments, deposits and other..........       8,024         3,886
                                               --------      --------
                                                 54,664        40,948
                                               --------      --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings................................       6,170         6,168
  Machinery and equipment..................      65,338        60,493
                                               --------      --------
                                                 71,508        66,661
  Less: Accumulated depreciation...........      44,476        39,845
                                               --------      --------
                                                 27,032        26,816
  Land.....................................         426           426
                                               --------      --------
                                                 27,458        27,242

OTHER ASSETS:
  Goodwill, less accumulated
    amortization of $7,684 and $6,192......      97,111        65,460
  Other intangibles, less accumulated
    amortization of $5,747 and $5,382......       6,074         6,362
  Deferred tax assets......................       3,533         4,067
  Due from parent company..................          -         12,212
  Miscellaneous............................          88           135
                                               --------      --------
                                                106,806        88,236
                                               --------      --------
                                               $188,928      $156,426
                                               ========      ========




                         See accompanying notes.

                             PENTON MEDIA, INC.
                             ------------------
                         CONSOLIDATED BALANCE SHEET
                         --------------------------
                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                  ----------------------------------------
                      (Unaudited; Dollars in Thousands)


                                             September 30,  December 31,
                                                 1998           1997
                                             -------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Revolving credit facility.................   $ 38,900      $     -
  Notes payable.............................      2,550        34,170
  Accounts payable..........................      9,727         9,427
  Accrued compensation and benefits.........     10,021         9,081
  Other accrued expenses....................      8,557         8,383
  Unearned income, principally trade
    show and conference deposits............     14,035         5,203
                                               --------      --------
                                                 83,790        66,264
                                               --------      --------

LONG-TERM LIABILITIES AND DEFERRED CREDITS:
  Net deferred pension credits..............     18,592        19,592
  Other.....................................        985           957
                                               --------      --------
                                                 19,577        20,549
                                               --------      --------

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued..............         -             -
  Common stock..............................        237           212
  Capital in excess of par value............     55,041        29,630
  Retained earnings.........................     30,360        39,771
  Cumulative foreign currency translation
    adjustment..............................        (77)           -
                                               ---------     -------
                                                 85,561        69,613
                                               --------      --------
                                               $188,928      $156,426
                                               ========      ========





                        See accompanying notes.

                               PENTON MEDIA, INC.
                               ------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
              FOR THE NINE MONTHS ENDED SEPTEMBER 30 1998 AND 1997
              ----------------------------------------------------
                        (Unaudited; Dollars in Thousands)

                                                         1998        1997
                                                       --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from operations...........................    $ 8,269     $10,811
  Adjustments to reconcile income from
   operations to net cash provided by
   operating activities:
    Depreciation and amortization..................      6,316       5,047
    Deferred income taxes..........................        137         686
    Retirement and deferred compensation plans.....     (1,000)     (1,500)
    Provision for losses on accounts receivable....        485         676
    Change in assets and liabilities, excluding
     effects from acquisitions and dispositions:
      Increase in accounts and notes receivable....     (4,280)     (2,318)
      Increase in inventories......................       (542)       (812)
      Increase in prepayments and deposits.........     (4,033)       (661)
      Increase in accounts payable and accrued
        expenses ..................................      2,314       3,222
      Increase (decrease) in unearned income.......      8,791      (1,311)
    Other changes, net.............................        138        (200)
                                                       --------    --------
  Net cash provided by operating activities........     16,595      13,640
                                                       --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................     (4,311)     (3,270)
  Acquisitions, net of cash........................     (6,894)    (14,045)
                                                       --------    --------
  Net cash used for investing activities...........    (11,205)    (17,315)
                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable, net..................    (33,900)     14,000
  Proceeds from revolving line of credit...........     38,900          -
  Distributions to parent company..................     (4,785)    (10,299)
  Cash dividends...................................       (683)         -
                                                       --------    ------
  Net cash provided by(used for)financing activities      (468)      3,701
                                                       ---------   -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH............        (68)         -
                                                       --------    ------

NET INCREASE IN CASH AND EQUIVALENTS...............      4,854          26

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD........      2,419       1,571
                                                       --------    -------

CASH AND EQUIVALENTS AT END OF PERIOD..............   $  7,273     $ 1,597
                                                      =========    =======

                          See accompanying notes.

                               PENTON MEDIA, INC.
                               ------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        (Unaudited; Dollars in Thousands)


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


NOTE 3 - PRO FORMA FINANCIAL INFORMATION

         The following unaudited supplemental pro forma operating data is presented for the nine months ended September 30, 1998 as if the DM Publishing acquisition and the issuance of Common Stock pursuant to the DM Publishing acquisition had occurred on January 1, 1998.

         The following unaudited supplemental pro forma operating data is presented for the nine months ended September 30, 1997 as if the 1998 DM Publishing acquisition and issuance of Common Stock pursuant to the DM Publishing acquisition and the 1997 acquisitions of the INDEX companies and ISOA had each occurred on January 1, 1997.

                                     Nine Month Period Ended
                                     -----------------------
                             (in thousands, except Per Share Data)

                                      1998             1997
                                      ----             ----
Pro forma revenues                  $170,363         $161,590
                                    ========         ========

Pro forma operating income          $ 19,206         $ 19,466
                                    ========         ========

Pro forma net income applicable
   to common shareholders           $ 10,192         $  9,873
                                    ========         ========

Pro forma net income applicable
   to common shareholders:

    Basic and Diluted               $0.47            $0.46
                                    =====            =====


NOTE 4 - RELATIONSHIP AND TRANSACTIONS WITH PITTWAY

         Included in the consolidated statement of income is an allocation of corporate expenses related to services provided to the Company by Pittway. Certain of the Company's employees participated in Pittway's 1990 Stock Awards Plan, for which Pittway has allocated costs to the Company totaling $1,412 and $443 in the nine months ended September 30, 1998 and 1997, respectively. The allocated costs from Pittway to the Company total $1,291 and $361 for the third quarters ended September 30, 1998 and 1997, respectively.

         In August 1998, the Company and Pittway agreed to discharge the majority of the amount due from the parent company by a charge to stockholders' equity in the amount of approximately $17.0 million.


NOTE 5 - INVENTORIES

         The LIFO reserve balances of $585 and $462 at September 30, 1998 and December 31, 1997, respectively, represent the excess of current replacement cost over the LIFO value of inventory, which consists principally of raw materials.


NOTE 6 - NOTES PAYABLE AND REVOLVING CREDIT FACILITY

         The Company's short-term note payable at September 30, 1998 represents foreign indebtedness, is denominated in British pounds and bears interest at 8.1%. The note, due in December 1998, is convertible into Common Stock at fair market value.

         Concurrent with the spin-off from Pittway, the short-term notes payable of $27,800 of foreign debt, including accrued interest, denominated in British pounds and bearing interest at 8.1% and the $5,000 domestic note bearing interest at 6% were refinanced with a new revolving credit facility. The new facility, which provides for the availability of up to $75 million, bears interest at LIBOR plus a margin of between 0.5% and 0.875% (currently at 6.125% domestic and 8.1% foreign), and includes a commitment fee for the unused portion of the facility of between 0.125% and 0.250%.


NOTE 7 - NET INCOME PER SHARE

         Net income per share reflects net income divided by the average number of shares outstanding, including the shares issued in the acquisition of Donohue Meehan Publishing Company in August 1998.


NOTE 8 - SUBSEQUENT EVENT

         On October 8, 1998, the Company signed a definitive merger agreement to acquire Mecklermedia Corporation ("Meckler"). On October 15, 1998, the Company commenced a tender offer to acquire all outstanding shares of Meckler for $29 per share. It is anticipated that the tender offer will be completed in late November 1998.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

Impact of Acquisition

         As noted above, the Company was spun off from Pittway and acquired DM Publishing in August 1998. As the Company acquires additional companies, its sales mix, market focus, cost structure, operating leverage and the seasonality of the business may change significantly. Consequently, the Company's historical and future results of operations reflect and will reflect the impact of acquisitions, and period-to-period comparisons may not be meaningful in certain respects. Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues

         Total revenues, after elimination of inter-segment sales, increased $11.1 million, or 7%, from $153.4 million to $164.5 million.

         Media services revenues increased $9.4 million, or 7%, to $145.6 million. Advertising revenues from Penton's publishing operations accounted for $5.4 million of the increase, primarily due to the following; (1) the publication of Hydraulics and Pneumatics' Fluid Power Handbook and Directory, which is published every other year, (2) two new publications launched in the first quarter, IW Growing Companies and Penton's Embedded Systems Development,
(3) the Donohue Meehan acquisition in August 1998, and (4) higher pricing on other advertising business. The remaining $4.0 million increase resulted from an increase in trade show and conference revenues. The increase is due to the first-time inclusion of the operations of Independent

Expositions, Ltd. ("INDEX") -- specifically, the Service Management Europe Show in March -- and Industrial Shows of America ("ISOA") -- 10 regional shows in the second quarter. Both INDEX and ISOA were acquired in December 1997. In addition, 1998 includes an increase in the Wireless Symposium & Exhibition/Portable by Design Show. These increases were partially offset by lower exhibition revenues for certain other shows.

         Printing revenues increased $1.5 million, or 5%, bringing total segment revenue to $30.1 million. Sales to external customers increased $1.0 million or 12%, to $8.8 million.

         Direct-mail marketing revenues increased $0.6 million, or 6%, to $10.0 million. The increase was primarily in the segment's printing operations.

Cost of Production

         Total cost of production, after elimination of inter-segment charges, grew to $74.8 million in 1998 compared with $71.3 million in 1997, representing an increase of $3.5 million, or 5%.

         Media services production costs grew 3%, due to the inclusion of the INDEX and ISOA trade shows acquired in late 1997, and also to the publication of the biannual Fluid Power Handbook and Directory, which was not published in 1997.

         Cost of production for the Printing segment increased $1.5 million due to volume-related growth of total business (including inside and outside).

         Direct-mail marketing cost of production decreased by 2%, compared with the 6% increase in revenue, due largely to productivity improvements.

Selling, General, and Administrative

         Total selling, general, and administrative expenses grew $9.0 million, or 16%, to $67.0 million.

         Media services selling, general, and administrative expenses increased $9.0 million, or 17%. The increase was due to; (1) expenses of the INDEX and ISOA trade shows held to date in 1998, (2) period costs of the remainder of the newly acquired trade shows for which revenues will not be recognized until those trade shows are held in future periods, (3) costs related to launching two new publications in the first quarter, IW Growing Companies and Penton's Embedded Systems Development, (4) the Donohue Meehan acquisition (in August 1998), (5) one time spin off costs of approximately $0.5 million, (6) costs related to the biannual Fluid Power Handbook and Directory, (7) sales volume growth, and (7) higher charges related to Pittway stock appreciation rights held by Penton employees. Total costs charged to the Company by Pittway for the nine months ended September 30, 1998 and 1997 were $1.5 million and $1.0 million, respectively.

         Selling, general, and administrative expenses of the printing and the direct-mail marketing segments were level with the prior year.

Depreciation and Amortization

         Depreciation and amortization increased $1.3 million to $6.3 million. The higher expense was primarily the result of the amortization of intangible assets associated with trade show company acquisitions completed in December 1997, and the Donohue Meehan acquisition in August 1998.

Operating Income

         Overall, the Company's operating income for the nine months decreased $2.8 million, or 15%, to $16.3 million from $19.1 million in the prior year.

         Media services operating income decreased $2.9 million, or 15%. The first three quarters of 1998 were negatively impacted by the period costs of the trade shows acquired in 1997, start-up costs associated with the two magazine launches, and higher amortization expense as noted above.

         Operating income of the printing segment decreased by $0.4 million to $0.5 million.

         The Direct-mail marketing operations recorded an operating loss of $0.3 million compared with the prior year's operating loss of $0.8 million. The improvement was largely due to the increase in revenue of this segment's printing operations and lower production costs due to the elimination of certain programs in 1998.

Interest Expense

         Interest expense increased $1.5 million, due to additional borrowings used to finance the two trade show company acquisitions in December 1997, and the Donohue Meehan acquisition in August 1998.

Effective Tax Rates

         The effective tax rates were 41.9% and 41.6%, for the first three quarters of 1998 and 1997, respectively.


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues

         Total revenues, after elimination of inter-segment sales, increased $2.1 million, or 4%, from $50.7 million to $52.8 million.

         Media services revenues increased $2.6 million, or 6%, to $46.3 million. Advertising revenues from Penton's publishing operations accounted for $1.2 million of the increase, primarily due to advertising revenues from the Donohue Meehan acquisition (in August 1998) and two new publications launched in the first quarter, IW Growing Companies and Penton's Embedded Systems Development. Trade show and conference revenues increased $1.4 million. The increase is due largely to the first-time inclusion of the operations of ISOA and INDEX (both acquired in December 1997).

         Printing revenues decreased $0.3 million, or 3%, bringing total segment revenue to $10.1 million. Sales to external customers decreased $0.4 million or 13%, to $2.9 million, primarily due to the loss of a significant customer. These revenues were partially off-set by the addition of one time catalog and directory related business as well as several new customers.

         Direct-mail marketing revenues were level with prior year.

Cost of Production

         Total cost of production, after elimination of inter-segment charges, grew to $24.6 million compared with $24.4 million, an increase of $0.2 million, or 1%.

         Media services production costs grew approximately 1%, due largely to the Donohue Meehan acquisition (in August 1998), the two new publications launched in the first quarter, IW Growing Companies and Penton's Embedded Systems Development, and the inclusion of the ISOA and INDEX trade shows acquired in late 1997.

         Cost of production for the printing and direct mail marketing segments were level with prior year.

Selling, General, and Administrative

         Total selling, general, and administrative expenses grew $2.3 million, or 12%, to $21.3 million.

         Media services selling, general, and administrative expenses increased $2.4 million, or 14%. The increase was due to; (1) expenses of the ISOA and INDEX trade shows held to date in 1998, (2) period costs of other newly acquired ISOA and INDEX trade shows for which revenues will not be recognized until those trade shows are held in the fourth quarter, (3) the Donohue Meehan acquisition (in August 1998), (4) one time spin off costs of approximately $0.5 million, and
(5) costs related to the two new publications launched in the first quarter, IW Growing Companies and Penton's Embedded Systems Development. Total costs charged to the company by Pittway for the third quarter were $0.1 million and $0.6 million for 1998 and 1997 respectively, primarily related (in both periods) to Pittway stock appreciation rights held by Penton employees.

         Selling, general, and administrative expenses of the printing and the direct-mail marketing segments were level with the prior year.

Depreciation and Amortization

         Depreciation and amortization increased $0.5 million to $2.2 million. The higher expense was primarily the result of the amortization of intangible assets associated with trade shows acquired in December 1997, and the Donohue Meehan acquisition in August 1998.

Operating Income

         Overall, the Company's operating income for the three months decreased $1.0 million, or 17%, to $4.7 million from $5.7 million in the prior year.

         Media services operating income decreased $0.6 million, or 11%. The third quarter of 1998 was negatively impacted by the period costs of the trade shows acquired in 1997, minor seasonal operating losses associated with the two new magazine launches, and higher amortization expense as noted above.

         Operating income of the printing segment decreased $0.2 million to $0.1 million, due to lower revenues.

         Direct-mail marketing operated at break even, compared with prior year's profit of $0.1 million.

Interest Expense

         Interest expense increased $0.6 million, due to additional borrowings to finance the two trade show company acquisitions completed in December 1997, and the Donohue Meehan acquisition in August 1998.

Effective Tax Rates

         The effective tax rates were 42.6% and 41.6%, for the third quarters of 1998 and 1997, respectively. The Company's acquisition of Donohue Meehan resulted in the recording of goodwill. The amortization of such goodwill is recognized for financial statement purposes but not deductible for tax purposes due to the structure of the purchase transaction. Accordingly, the Company's effective tax rate has increased. The Company's effective tax rate would have been 41.3% for the third quarter of 1998, had such goodwill been deductible for tax purposes.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

         Earnings before interest expense, taxes, depreciation and amortization ("EBITDA") is a widely used and commonly reported standard measure utilized by analysts and investors in the analysis of the media industry. EBITDA is not a measure of performance under GAAP because it excludes those items listed above which are significant components in understanding and evaluating the Company's financial performance. However, the following EBITDA information can provide additional information for determining the ability of the company to meet its debt service requirements and for other comparative analyses of the Company's operating performance relative to other publishing companies. The Company's calculation of EBITDA is as follows (in thousands):

                                        Nine Months Ended September 30,
                                        -------------------------------
                                        1998                    1997
                                        ----                    ----
Net income                              $8,269                 $10,811

Interest expense                         2,164                     622
Provision for income taxes               5,956                   7,685
Depreciation and amortization            6,316                   5,047
Miscellaneous, net                         (76)                     (8)
                                       -------                 --------

EBITDA                                 $22,629                 $24,157
                                       =======                 =======

         The Company's EBITDA decreased $1.5 million, or 6.0%, to $22.6 million for the nine months ended September 30, 1998 from $24.1 million for the nine months ended September 30, 1997. Increased period costs of the trade shows acquired in 1997, start-up costs associated with the two magazine launches and one time spin off costs were the primary contributing factors to the decrease in EBITDA.

FOREIGN CURRENCY

         The functional currency of the Company's foreign operations acquired in December 1997 is the local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. Dollars at the rates of exchange on the balance sheet date; income and expense are translated at the average rates of exchange prevailing during the year. There were no significant foreign currency transaction gains or losses during 1997 or the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, cash flow generated by the Company's operations has been used to invest in capital assets, finance acquisitions, and reduce debt. Excess cash was used to pay dividends to Pittway Corporation, its former parent company.

         For the first nine months of 1998, cash flow provided by operations was $16.6 million, up $3.0 million from $13.6 million for the first nine months of 1997. The increase in 1998 was primarily due to an increase in unearned income (primarily advance deposits related to fourth quarter trade shows) which was partially off-set by a lower net income and increases in accounts receivable and prepayments and deposits.

         Cash from operating activities was used for capital expenditures ($4.3 million and $3.3 million in the first three quarters of 1998 and 1997, respectively) and to make cash distributions to Pittway, including final settlement of intercompany balances existing at the spin-off date.

         On August 7, 1998, the Company entered into a five-year, $75.0 million unsecured revolving credit agreement, which includes an option to increase the facility to $100 million. The Company's short-term notes payable were refinanced with this facility, which was also utilized to finance the cash portion of the acquisition price of Donohue Meehan Publishing Company. At September 30, 1998, $38.5 million was outstanding under the revolving credit facility.

         Penton's management anticipates that Penton's long-term financing needs will be met with internally generated cash flows and financing arrangements with lenders, if necessary.

SEASONALITY

         Historically, the Company has not experienced significant seasonality in its business. The acquisitions of ISOA and INDEX in late 1997, however, changed the seasonal pattern of revenue and profit, as both companies have pronounced seasonal patterns in their businesses. The majority of the trade shows owned by ISOA are held in the second and fourth quarters and, accordingly, the majority of their revenue is recognized in these quarters. As explained above, a portion of the Company's revenue growth in the second quarter was due to the newly acquired ISOA shows. Further, the majority of the INDEX shows have historically been held in the fourth quarter. Accordingly, the Company anticipates that these acquisitions will have a positive impact on revenue and profit as approximately 70% of the annual revenues for these combined shows are expected to be generated in the fourth quarter of the year.

ACCOUNTING CHANGES

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement is required to be adopted by the Company in the first quarter of 1999. The Company currently has no derivative instruments and, as such, this statement will not have a material impact on the Company.

YEAR 2000

General:

         The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         Penton's Year 2000 Project ("Project") is proceeding as scheduled. Some of our systems and related software are already Year 2000 compliant, however the Project is designed to bring the remaining software and systems into Year 2000 compliance in time to minimize any significant detrimental effects on operations. The Project covers information systems infrastructure, financial and administrative systems, production and circulation operating systems and significant vendors and customers.

Project:

         The first component of the Projects it to identify the internal business systems of the Company and its operating subsidiaries that are susceptible to system failures or processing errors as a result of the Year 2000 issue. This effort is substantially complete with all business systems identified and priorities established for repair or replacement. Those systems considered most critical to continuing operations are being given the highest priority.

         The second component of the Project involves the actual remediation and replacement of the various business systems. The Company and its operating subsidiaries are using both internal and external resources to complete this process. Systems ranked highest in priority have either been remediated or replaced or scheduled for remediation or replacement including the replacement of the primary general ledger and accounts payable systems with programs from a national software vendor. The implementation of the new systems is in its final stages and is expected to be completed by year-end. The Company's objective is to complete substantially all remediation and replacement of internal systems by July 1999, and to complete final testing and certification for readiness by the end of the third quarter of 1999.

         As part of the second component of the Project, significant service providers, vendors, suppliers and customers that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably ascertain their state of Year 2000 readiness through questionnaires, inquiries and other available means. This process is progressing according to plan.

Costs:

         It is currently estimated that the aggregate incremental cost of the Company's Project efforts will be approximately $0.3 million to $0.8 million, of which approximately $0.1 million has been spent. These costs are being expensed as they are incurred and are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed to supplement the Company's existing Disaster Recovery Plan. The costs associated with the replacement of computerized systems, hardware or equipment is currently estimated to be approximately $0.5 million, substantially all of which would be capitalized, are not included in the above estimates.

Risks:

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents. The company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

         The company's Project readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Project readiness program described above are subject to change.

                                      * * *

         This quarterly report, other than historical financial information, contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include pending litigation, government regulation, competition and technological change, intellectual property rights, capital spending, international operations, and the Company's acquisition strategies.

                           Part II. OTHER INFORMATION
                    Item 6. EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBITS

2.1 Agreement and Plan of Merger, dated as of October 7, 1998, by and among the Registrant, Mecklermedia Corporation, a Delaware corporation ("Mecklermedia"), Internet World Media, Inc., a Delaware corporation ("Merger Sub"), and Alan M. Meckler (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed with the Commission on October 15, 1998 (the "Form 8-K")). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.1 Credit Agreement, dated as of August 7, 1998, among the Registrant and Penton Media, Ltd. as Borrowers, the Lenders from time to time party thereto, Key Corporate Capital Inc., as Co-Agent, and First Union, as Administrative Agent.

10.2 Employment Agreement, dated as of August 7, 1998, between the Registrant and William C. Donohue.

10.3 Employment Agreement, dated as of August 7, 1998, between the Registrant and John J. Meehan.

10.4 Employment Agreement, dated as of July 16, 1998, between the Registrant and David Nussbaum.

10.5        Penton Media, Inc. 1998 Equity and Performance Incentive Plan.

10.6        Penton Media, Inc. 1998 Director Stock Option Plan.

10.7 Penton Media, Inc. Retirement Savings Plan (incorporated by reference to Exhibit 4.3 of the Registrant's Form S-8 filed with the Commission on August 27, 1998).

10.8        Penton Media, Inc. Retirement Plan.

10.9        Penton Media, Inc. Supplemental Executive Retirement Plan.

27.1        Financial Data Schedule.

99.1 Tender, Voting and Option Agreement, dated as of October 7, 1998, by and among the Registrant, Mecklermedia, Merger Sub and Alan M. Meckler (incorporated by reference to Exhibit 99.1 to the Form 8-K).


(B)      REPORTS ON FORM 8-K

         Date of Report             Items Reported
         --------------             --------------

         October 7, 1998            Item 5.  Other Events
                                    Item 7.  Financial Information
                                             and Exhibits



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               Penton Media, Inc.
                               -----------------------
                               (Registrant)




                          By:  /s/Joseph G. NeCastro
                               -----------------------
                               Joseph G. NeCastro
                               Chief Financial
                               Officer
                               (Duly Authorized
                                 Officer and
                                 Principal Financial
                                 Officer)

Date:  November 13, 1998

                                  EXHIBIT INDEX


Exhibit
Number                     Description of Document
------                     -----------------------

2.1 Agreement and Plan of Merger, dated as of October 7, 1998, by and among the Registrant, Mecklermedia Corporation, a Delaware corporation ("Mecklermedia"), Internet World Media, Inc., a Delaware corporation ("Merger Sub"), and Alan M. Meckler (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed with the Commission on October 15, 1998 (the "Form 8-K")). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.1 Credit Agreement, dated as of August 7, 1998, among the Registrant and Penton Media, Ltd. as Borrowers, the Lenders from time to time party thereto, Key Corporate Capital Inc., as Co-Agent, and First
            Union, as Administrative Agent.

10.2        Employment Agreement, dated as of August 7, 1998, between the
            Registrant and William C. Donohue.

10.3        Employment Agreement, dated as of August 7, 1998, between the
            Registrant and John J. Meehan.

10.4        Employment Agreement, dated as of July 16, 1998, between the
            Registrant and David Nussbaum.

10.5        Penton Media, Inc. 1998 Equity and Performance Incentive Plan.

10.6        Penton Media, Inc. 1998 Director Stock Option Plan.

10.7 Penton Media, Inc. Retirement Savings Plan (incorporated by reference to Exhibit 4.3 of the Registrant's Form S-8 filed with the Commission on August 27, 1998).

10.8        Penton Media, Inc. Retirement Plan.

10.9        Penton Media, Inc. Supplemental Executive Retirement Plan.

27.1        Financial Data Schedule.

99.1 Tender, Voting and Option Agreement, dated as of October 7, 1998, by and among the Registrant, Mecklermedia, Merger Sub and Alan M.
            Meckler (incorporated by reference to Exhibit 99.1 to the Form 8-K).