Form 10-K
period 1998-12-13
PENTON MEDIA INC
filed 1999-03-31
CIK 1062441

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549-1004

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998


                         COMMISSION FILE NUMBER 1-14337

                               PENTON MEDIA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                             36-2875386
------------------                                     -------------------
(State of Incorporation)                                (I.R.S. Employer
                                                       Identification No.)

                   1100 SUPERIOR AVENUE, CLEVELAND, OHIO 44114
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  216-696-7000
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
Common Stock, $.01 par value           New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
    ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Aggregate market value of common stock held by non-affiliates as of March 25, 1999 at a closing price of $21.81 per share as reported by the New York Stock Exchange was approximately $254,648,413. Shares of common stock held by each officer and director, their respective spouses, and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

            22,781,713 common shares outstanding as of March 25, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 7, 1999 are incorporated by reference into Part III of this report.

                               PENTON MEDIA, INC.

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                      For The Year Ended December 31, 1998

                                     PART I

Item 1.  Business.
Item 2.  Properties.
Item 3.  Legal Proceedings.
Item 4.  Submission of Matters to a Vote of Security Holders.
Item 4A. Executive Officers of the Registrant.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.
Item 6.  Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8.  Financial Statements and Supplemental Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                     PART I

Item 1.  BUSINESS.

Recent Developments

     On August 7, 1998, Pittway Corporation completed the tax-free spinoff of Penton Media, Inc. (the "Company") in a one-for-one distribution of our common stock for each share of Pittway Corporation stock outstanding, regardless of class. Immediately following the distribution, we acquired Donohue Meehan Publishing Company ("DM Publishing"). DM Publishing published three magazines in the baking and convenience store markets: Modern Baking, Baking Management and Convenience Store Decisions. It also produced a number of related special editions and directory and show issues serving the baking and convenience store markets.

     Prior to the spin-off and our acquisition of DM Publishing we acquired the following three trade show companies in 1997 for a combined purchase price of $48.1 million plus contingent payments of up to $13.5 million based on future earnings:

       - SYSTEM International ("A/E/C"), which produces conference and trade show events for computer and high-tech solutions in the architectural, engineering, and construction industries;

       - Industrial Shows of America ("ISOA"), which produces 24 industrial trade shows in the United States and Latin America that focus on the machine tool, plant maintenance, supply chain and heating/ventilating/air conditioning markets; and

       - Independent Exhibitions Limited, Equity Information Exchange Limited and Service Exhibitions Limited (collectively referred to herein as "INDEX"), which is an owner and producer of eight trade shows serving the computer, manufacturing and leisure markets in the United Kingdom.

       Our strategy to focus on core market segments led to three dispositions in the 1990s. In 1995, we sold Progressive Architecture magazine, which was a stand-alone title for our Company in the market it served. Also, in 1995, we exchanged our Millimeter magazine, a market leader but a stand-alone in serving the motion picture, television and video production industry, for EEPN magazine, a property that strengthened our portfolio in the electronic engineering market. In 1997, we sold Managing Office Technology magazine because the market served did not fit our strategic plans.

       On October 7, 1998, along with our wholly owned subsidiary, Internet World Media, Inc., we entered into a merger agreement with Mecklermedia Corporation ("Mecklermedia") and Alan M. Meckler, its controlling stockholder, pursuant to which Internet World Media, Inc. launched a tender offer for the outstanding common stock of Mecklermedia for $29.00 per share. Following the tender offer, Internet World Media, Inc. merged with and into Mecklermedia, with Mecklermedia continuing as the surviving corporation. The transaction value of the tender offer and the merger was approximately $273.8 million.


       Mecklermedia provides information through the Internet through its:

              -      Internet World trade shows and conferences;

              -      publication of Internet World, a weekly
                     business-to-business controlled circulation newspaper;

              -      Boardwatch magazine;

              -      ISP Directory; and

              -      ISPCON Trade shows.

       In May 1998, Mecklermedia acquired all of the outstanding capital stock of Boardwatch, Inc. and One, Inc. Boardwatch is the publisher of the monthly trade magazine Boardwatch and One, Inc. is the producer of the ISPCON trade shows.

Domestic and Foreign Revenues and Assets

       Domestic sales of our products and services comprised 97.7%, 96.9% and 92.3% of total revenues for the fiscal years ended December 31, 1996, 1997 and 1998, respectively. Foreign sales totaled 2.9%, 3.1% and 7.7% of our revenues for the fiscal years ended December 31, 1996, 1997 and 1998, respectively. In 1998, 77% of these foreign sales were to customers in the United Kingdom. Substantially all of the United Kingdom sales were made by INDEX, a subsidiary of Penton located in the United Kingdom.

       We intend to further expand into international markets. We have limited experience in developing localized versions of our publications and trade shows and conferences and in marketing and distributing them internationally. In addition, the following risks in international markets could have a material adverse effect on our future international operations and, consequently, on our business, results of operations and financial condition:

       -      the uncertainty of product acceptance by different cultures;

       - the risks of divergent business expectations or cultural incompatibility inherent in establishing joint ventures with foreign partners;

       -      difficulties in staffing and managing multi-national operations;

       -      currency fluctuations;

       - general economic and political uncertainties and potential for social unrest;

       -      limitations on our ability to enforce legal rights and remedies;

       -      state-imposed restrictions on the repatriation of funds; and

       -      potentially adverse tax consequences.

       See Note 15 of the Notes to Consolidated Financial Statements included herein for a description of the Company's assets located in the United States and in the United Kingdom.

OVERVIEW

     Established in 1892, we are a producer of proprietary business information to professionals in ten industry sectors. We provide integrated marketing solutions to suppliers in these industries through three principal media products:

          - business and trade magazines;

          - trade shows and conferences; and

          - electronic media, including Web sites.

     We publish 50 trade magazines, produce 118 trade shows and conferences and maintain 42 Web sites and other electronic media products serving the following ten industries:

            - Internet/Information Technology           - Management
            - Design/Engineering                        - Supply Chain/Aviation
            - Electronics                               - Government/Compliance
            - Manufacturing                             - Mechanical Systems/Construction
            - Food/Hospitality                          - Leisure


PRODUCTS AND SERVICES

     We serve specific industry sectors with our business publications, our trade shows and conferences and our electronic media products.

In Print: Publications

     Trade Magazines. We publish specialized trade magazines in the United States. According to Advertising Age's annual ranking of magazines in the United States, Penton publishes two of the ten largest business-to-business magazines, based on advertising revenues. Our publications are widely recognized for the quality of our editorial content. Since 1990, our magazines have won nearly 600 editorial awards.

     We publish 50 trade magazines with a combined circulation of over 3.2 million subscribers worldwide. Our magazines are primarily controlled-circulation. They are distributed free-of-charge to qualified subscribers in our targeted industries.

     Our publications generate revenues primarily from the sale of advertising space. Subscribers to controlled-circulation publications qualify to receive our magazines by verifying their responsibility for specific job functions, including purchasing authority. We survey subscribers to our controlled-circulation magazines annually to verify their continued qualification.

     Circulation information for the majority of our publications is audited each year by BPA International, an independent auditor of magazine circulation. These audits verify that we have accurately identified the number and job responsibilities of qualified subscribers and that those subscribers are, eligible to receive the relevant publication according to our established criteria.

     Each of our publications has its own advertising sales team and rate structure. Some advertisers may qualify for discounts based on advertising in multiple publications. We enable marketers to be more cost efficient in their advertising purchases by providing a single source for integrated products.

     In addition, each of our publications has its own editorial staff, including writers, designers and production personnel. To preserve the editorial integrity of each publication's news reporting and analysis, we seek to maintain separation between the editorial and sales staffs of each publication. We believe that our reputation for objective, fair and credible editorial content contributes significantly to our success. Fifteen of our publications have served their industries for over 50 years.

     Our editorial staffs meet frequently with readers of their publications to maintain a current understanding of the information needs and interests of those readers in an effort to serve them more effectively. We devote considerable resources to the study of trends in our industries and strive to make our publications the most widely used among our targeted audiences. Many of our editors and contributors are recognized as experts in their fields and are regularly contacted by the general press to comment on developments and trends in their respective markets.

     Directories and Buyer's Guides. We also publish 32 directories and buyer's guides, which are respected sources of buying information for industry decision makers. Most of the business directories we publish have limited competition.

IN PERSON: TRADE SHOWS AND CONFERENCES

     We produce 118 trade shows and conferences in our ten industry sectors. In addition to these events, we maintain licensing agreements for 3 trade shows and we produce 4 trade shows under management contracts.

     In the early 1990s, we entered the trade show and conference business and have more recently expanded our presence through acquisitions. For example, the acquisition of Mecklermedia in 1998 added the ISPCON and Internet World trade shows to our portfolio. In addition, we recently expanded our global presence. In 1997, we acquired INDEX, a United Kingdom-based producer of trade shows, and ISOA, which is experienced in producing trade shows in Latin America.

     Attendees at our trade shows and conferences are professionals and managers in the industries we serve. Most trade shows include an extensive conference program, which provides a forum for the exchange and dissemination of information relevant to the particular event's focus. In addition, most trade shows have one or more "keynote" sessions with speakers who are known for their industry knowledge and expertise.

     Trade show exhibitors pay a set price per square foot of booth space. Typically, a majority of each trade show's exhibitors commit to booth space during that year's show for the following year. In addition, Penton receives revenues from attendee fees at trade shows and conferences

ONLINE: ELECTRONIC MEDIA

     Our presence in print and trade show media enables us to market our Web sites in the industries that we serve. We believe the growth of electronic publishing will provide opportunities to market existing and develop new editorial content from our publications in different formats. We currently maintain 42 Web sites.

OTHER

     We also provide ancillary information services that complement our principal business media platforms. These services include:

          - Market Access & Business Development Services. We provide a variety of marketing services, including database rentals and research services. We use information from our subscription lists and other available databases to compile detailed mailing lists for rental by marketers who want to promote their products and services through direct mail programs. We offer these services to our customers to help them reach their targeted audience.

          - Specialized Advertising Services. We collect and forward reader inquiries to our advertisers. In addition, classified and recruitment advertising sections in our publications provide a cost-efficient medium for reaching prospects who are ready to buy specialized products and services. Also recruitment advertising provides an effective way to reach qualified professionals seeking career opportunities.

          - Custom Communications/Promotion. Penton Custom Publishing produces a full range of client-specific communications services for print, electronic media and the Internet, including newsletters, magazines, catalogs, directories, education and training materials, and other support materials.

          - Research. Penton Research Services offers a full range of primary and secondary research services for advertisers and industry associates. Primary research is used to develop original statistics and analysis based on a variety of research methodologies that may include interviews, surveys and focus groups. Secondary research makes use of existing research developed by other organizations, collating it to answer a specific research need.


CUSTOMERS

     We have more than 5,000 customers and our top ten customers in 1998 accounted for only 5.3% of our total revenue.

COMPETITION

     We experience intense competition for our products and services. We compete with several much larger international firms that operate in many markets and have broad product offerings in publishing, trade shows and conferences. We compete for readers and advertisers in the publishing marketplace. We also compete for trade show and exhibition expenditures, sponsorships and show attendees in the trade show and conference marketplace. Because our industry is relatively easy to enter, we anticipate that additional competitors may enter these markets and intensify competition.

     Our publications compete on the basis of:

     - advertisers' perception of the target audience served by the magazine;

     - readers' preference for the publication's content;

     - reader's acceptance of the publication's authoritative position in its markets;

     - editorial quality;

     - quantity and quality of circulation;

     - readers' response to advertisers' products and services;

     - the strength of complementary products serving the same niche; and

     - the effectiveness of sales and customer service and advertising rates.

     Our trade shows and conferences compete on the basis of:

     - the availability of alternative venues,

     - the ability to define events for particular market segments and/or with different strategic positioning,

     - the range of competition for exposition dollars, sponsorships and show and conference attendees.

     In addition, in our trade show and conference business, we compete with many industry associations and, in several countries, the trade show and conference hall owner and operator may also be a competitor.

PRODUCTION AND DISTRIBUTION

     We print nearly all of our own magazines and about 50 outside titles at our printing facility in Berea, Ohio. If additional printing capacity is needed, we believe that outside printing services are readily available at competitive prices.

     The principal raw material used in our print publications is paper. We believe that the existing arrangements providing for the supply of paper are adequate and that, in any event, alternative sources are available. Paper costs accounted for about 8.1% of our total operating costs for the year ended December 31, 1998. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and general economic conditions.

     Substantially all of our publications and direct mail promotions are delivered by the United States Postal Service within the continental United States. Postage costs also represent a significant expense, accounting for about 6.8% of our total operating costs and expenses for the year ended December 31, 1998.

     We recently announced that we were seeking to explore strategic alternatives for our printing facility.

TRADEMARKS AND INTELLECTUAL PROPERTY RIGHTS

     We regard our copyrights, trademarks, service marks and similar intellectual property as critical to our success and rely upon copyright and trademark laws, as well as confidentiality agreements with our employees and others, to protect our rights. We pursue the registration of our material trademarks in the United States and, depending upon use, in other countries. Effective trademark and copyright protection may not be available in every country in which our publications and services are available.

     We may be subject to claims of alleged infringement of our trademarks or our licensees of trademarks and other intellectual property rights of third parties from time to time in the ordinary course of business. We do not believe that these legal proceedings or claims are likely to have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

SEASONALITY

     For a discussion of seasonality, see Item 7 of this Annual Report on Form 10-K "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

ENVIRONMENTAL MATTERS

     We anticipate that compliance with various laws and regulations relating to protection of the environment will not have a material effect on our capital expenditures, earnings or competitive position.

LEGAL PROCEEDINGS

     A former shareholder of Mecklermedia, Ariff Alidina, filed suit against us in the Federal District Court in the Southern District of New York for an unspecified amount, as well as other relief. The plaintiff claims that we violated the federal securities laws by selling Mr. Meckler an 80.1% interest in internet.com for what the plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia than was paid to other stockholders of Mecklermedia. We intend to vigorously defend this suit and we have filed a motion to dismiss the lawsuit, which is pending.

EMPLOYEES

     On December 31, 1998, we employed about 1,455 persons, primarily located in the United States. None of our employees is represented by a labor union, and we consider our relations with our employees to be good.

Item 2.  PROPERTIES.

     The Company's principal properties and their general characteristics are as follows:

                                                          LEASE          APPROXIMATE
LOCATION                    PRINCIPAL USE                 EXPIRATION     SQUARE FEET
--------                    -------------                 ----------     -----------

Cleveland, Ohio             General Offices               2000           186,000
Cleveland, Ohio             Warehousing                   2001            28,000
Berea, Ohio                 Printing/Warehousing          Owned          138,000
New York, New York          Sales Offices                 2000            10,000
Dunedin, Florida            General Offices               2000            13,000
Safety Harbor, Florida      Warehousing                   1999            18,000
Tampa, Florida              Printing                      2000            15,000
Tampa, Florida              General Offices/Warehousing   1999            19,000
Hasbrouck Heights,          General Offices               2001            25,000
  New Jersey
Westport, Connecticut       General Offices               1999            18,700

     Other smaller properties include 17 sales and/or editorial offices under leases expiring through 2013 located in major cities throughout the United States and in the United Kingdom. We believe our facilities are adequate for our present needs.

Item 3.  LEGAL PROCEEDINGS.

     In connection with the acquisition of Mecklermedia Corporation, on December 1, 1998, a lawsuit was brought against the Company by Ariff Alidina (the "Plaintiff") a former shareholder of Mecklermedia, in Federal District Court in the Southern District of New York for an unspecified amount, as well as other relief. The Plaintiff has claimed that the Company violated the federal securities laws by selling Mr. Meckler, a beneficial owner of approximately 26% of the shares of Mecklermedia, an 80.1% interest in internet.com for what the Plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia than was paid to other stockholders of Mecklermedia. The Company intends to vigorously defend this suit and has filed a motion to dismiss the lawsuit, which is pending.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1998.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

The information under Item 4A is furnished pursuant to Instruction 3 of Item 401(b)(3) of Regulation S-K.

     Thomas L. Kemp has served as a Director and as Chief Executive Officer of the Company since September 1996. Mr. Kemp also served as Chairman of the Board of the Company from September 1996 to May 1998. Mr. Kemp's publishing career spans more than 24 years. He spent 22 years with San Francisco based Miller Freeman, Inc., and was Miller Freeman's President and Chief Operating Officer in 1996, when he left to join our Company. From 1994 to 1996, Mr. Kemp was Miller Freeman's Executive Vice President and Chief Operating Officer. He also held a series of executive, publishing management and sales positions with Miller Freeman subsequent to joining that company in 1974. Mr. Kemp is a Director and Treasurer of Business Publications Audit International. He is a Director of the Business Press Educational Foundation and a former Director of American Business Press and the Association of Medical Publishers. Mr. Kemp is a frequent speaker at media industry conferences and events. In 1998, Mr. Kemp was named Business Publishing's "Person of the Year" by MIN magazine.

     Daniel J. Ramella has served as a Director of the Company since July 1990. He has served as President and Chief Operating Officer since 1990, and has worked for the Company for more than 21 years. Mr. Ramella was Senior Vice President, Publishing from 1989 to 1990, and Vice President, Foodservice Group from 1987 to 1989. He was publisher of Restaurant Hospitality magazine from 1985 to 1987. Mr. Ramella held management positions with Production Engineering magazine between 1977 and 1985. Before joining the Company in 1977, he was a Senior Audit Manager for Arthur Andersen & Co. He is a Director, Secretary and Executive Committee Member of American Business Press and has served as a Director of the Business Press Educational Foundation. He is a former Director, Treasurer and Executive Committee member of Business Publications Audit International.


     Joseph G. NeCastro has served as Chief Financial Officer and Treasurer of the Company since June 1998. Before joining the Company, Mr. NeCastro spent five years with Reader's Digest Association, Inc. He was Vice President, Finance for Reader's Digest USA from 1995 until 1998, Corporate Controller in 1994 and 1995, and held other corporate financial management positions with that company in 1993 and 1994. Mr. NeCastro was Vice President and Treasurer for U.S. News & World Report between 1990 and 1993, and Director of Finance from 1987 to 1990. He held senior business development and finance positions with MCI Communications Corporation between 1983 and 1987 before moving into the publishing industry.

     James D. Atherton is Group President of the Mechanical Systems/ Construction Government/Compliance, Management, Supply Chain/Aviation, Industrial Shows of America Groups and Ancillary Products Groups. He has worked in business publishing at the Company for 45 years. Mr. Atherton was Group President of the Company's Inside Sales and Electronics Groups from 1991 to 1995, and President of the Electronics Group in 1991. From 1989 to 1991, he was Senior Vice President of Publishing, and from 1984 to 1989, he was Publishing Vice President of New Equipment Digest and Material Handling Engineering magazines. From 1981 to 1984, he was Vice President of New Equipment Digest, and from 1975 to 1981, he was publisher of that magazine.

     David B. Nussbaum has served as Executive Vice President and Group president of the Company since September 1998. He oversees the Electronics, Used Equipment and Internet Groups, as well as the Independent Exhibitions, Ltd. subsidiary. Before joining the Company, Mr. Nussbaum served as Senior Vice President of the New York Division of Miller Freeman, Inc. from 1995 to August 1998 and as Vice President from 1994 to 1995.

     James W. Zaremba is Group President of the Design/Engineering, Foodservice/Hospitality and Manufacturing Groups and A/E/C SYSTEMS. He has spent most of his 30-year trade publishing career with the Company. From 1993 to 1995, he was Group President of the Design/Engineering and Custom Communications Groups, and from 1991 to 1993, he was Group President of the Design/Engineering Group. He was Group Vice President of the Design/Engineering Group from 1989 to 1991. From 1988 to 1989, he was Publisher of Machine Design magazine, and from 1983 to 1988, he was Publisher of PT Design magazine.

     Preston L. Vice has served as Secretary of the Company since July 1998 and as Senior Vice President of Publishing Services since 1989. Mr. Vice has 19 years of trade publishing experience and 28 years of accounting and finance experience. He was the Company's Vice President of Finance from 1982 to 1989, and Director of Finance from 1979 to 1982. Mr. Vice transferred to the Company from Pittway Corporation in 1979. Previous to his tenure at Pittway he was with Coopers & Lybrand.

     Charles T. Griesemer has served as Vice President/Controller of the Company since July 1998 and as Vice President of Finance since he joined the Company in 1989. In the preceding 16 years, he held finance positions at Thermos Company, Anchor Swan Corporation Inc., Pittway Corporation and Coopers & Lybrand.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

     Our common stock is traded on the New York Stock Exchange under the symbol PME. Our common stock commenced trading on August 10, 1998 after we completed our spinoff from Pittway Corporation. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported on the New York Stock Exchange.

                                                                PRICE RANGE OF
                                                                 COMMON STOCK
                                                                --------------
                                                                HIGH      LOW
                                                                -----    -----
Year Ended December 31, 1998:
  Third Quarter (from August 10, 1998)......................     $17      $12 7/8
  Fourth Quarter............................................     $20 1/4  $12 1/2

     On March 25, 1999, the reported last sale price of the Common Stock on the New York Stock Exchange was $21.81 per share. The Company has approximately 820 holders of the common stock, as calculated by using the number of record holders on March 25, 1999.

     Our dividend policy is determined by our Board of Directors.
We currently pay quarterly dividends in an amount of $0.03 per share. Any decision to pay dividends in the future will depend on business decisions that will be made by our Board of Directors from time to time based upon the results of our operations and financial condition and such other matters as our Board of Directors considers relevant.

Item 6.  SELECTED FINANCIAL DATA.

     The following table summarizes limited financial data with respect to the Company. The historical income statement data for each of the three years in the period ended December 31, 1998 and balance sheet data as of December 31, 1997 and 1998 have been derived from the Company's audited annual financial statements and related notes. The information set forth below should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. As you read the following, you should consider that:

     - The Company defines EBITDA as operating income before depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. However, EBITDA is not adjusted for all non-cash expenses or for working capital, capital expenditures and other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Not all companies calculate EBITDA in the same manner, and EBITDA as presented may not be comparable to similarly titled measures presented by other companies.


CONSOLIDATED COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)        1998         1997         1996         1995         1994
-------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA
   Revenues                                       $ 233,118    $ 204,931    $ 188,557    $ 179,900    $ 159,284
   Operating income                                  26,719       25,297       18,499       11,947       10,290
   Income from continuing operations                 10,890       14,874       10,956        8,625        6,062
   Income from discontinued operations                 --           --           --            (48)          51
   Net income                                        10,890       14,874       10,956        8,577        6,113
   Income from continuing operations
     and net income per share, basic and diluted        .50          .70          .52          .40          .29

CASH FLOWS AND OTHER DATA
   Cash flows
      Operating                                   $  25,749    $  23,186    $  20,507    $   7,423    $   5,329
      Investing, including capital
        expenditures                               (271,157)     (53,192)      (4,722)      (4,989)      (5,026)
      Financing                                     246,993       30,854      (15,888)      (1,697)        (668)
   Capital expenditures, excluding
     businesses acquired                              5,775        5,450        4,822        4,989        7,593
   Depreciation and amortization                     10,720        6,551        5,911        5,772        5,596
   EBITDA                                            37,439       31,848       24,410       17,719       15,886

BALANCE SHEET DATA AT PERIOD END
   Total assets of continuing operations          $ 479,301    $ 156,426    $ 108,799    $ 116,494    $ 105,901
   Investment in discontinued operations               --           --           --           --          5,241
   Total assets                                     479,301      156,426      108,799      116,494      111,142
   Goodwill and other intangibles                   387,612       71,822       21,940       21,916       22,784
   Stockholders' equity                              87,489       69,613       59,151       70,763       61,847


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



     Set forth below is a discussion and analysis of the Company's financial condition and results of operations. Such discussion and analysis should be read in conjunction with the financial statements and the related notes appearing elsewhere herein.

OVERVIEW

     We are a leading business media company operating in three business segments: media services, printing and direct mail marketing. Our media services segment serves specific targeted industries with integrated product offerings, including, trade magazines, trade shows and conferences, directories, electronic media products (including Web sites), custom publishing, research, databases and information products.

     Trade magazine revenues are generated primarily from advertising, which accounted for 70.0% of total revenue in 1998, 76.0% in 1997 and 78.0% in 1996. No single advertiser comprised more than 1.2% of our advertising revenue during 1998. The Company's top 10 advertisers accounted for 5.3% of total revenue and its top 25 customers accounted for less than 8.7% of total revenues in 1998.

Trade show and conference revenues represented 12% of total revenues in 1998, 5.0% in 1997 and 3.0% in 1996. Trade show and conference revenues are derived from exhibition and meeting space sales, registration fees, and ancillary services which are recognized at the time of the show. Trade show exhibition space sales are contracted and partial payment is received as far as one year in advance of the show, although some refunds may occur prior to the show due to cancellations. For example, 66% of budgeted exhibit space at our 1999 Internet World Fall Show was reserved prior to the end of last year's show. Companies that exhibit at trade shows pay on the basis of the space that their exhibit occupies. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of a trade show or conference and is recorded on our balance sheet as deferred revenue. We expect the percentage of total revenues from trade shows and conferences to increase as a result of the acquisition of Mecklermedia.

The printing segment prints magazines, catalogs, brochures and direct mail pieces for the media services segment and outside commercial customers. The direct mail segment serves primarily the pharmaceutical and business services markets with the ability to design, produce, print and mail direct mail campaigns. The Company has announced it is exploring strategic alternatives for both its printing segment and direct mail segment.

The Company was spun off from Pittway Corporation in August 1998. On November 24, 1998, the Company acquired Mecklermedia, a provider of information about the Internet through various business media products, for $273.8 million. On August 7, 1998, the Company acquired Donohue Meehan Publishing for $7.0 million in cash, 1,541,638 shares of the Company's common stock and a contingent payment of up to $4.0 million based on future earnings of Donohue Meehan Publishing. Donohue Meehan Publishing publishes three magazines in the baking and convenience store markets: Modern Baking, Baking Management and Convenience Store Decisions. It also produces a number of related special editions and directory and show issues serving the baking and convenience store markets. In 1997, Penton acquired three trade show companies -- Independent Exhibitions, Ltd., Industrial Shows of America and A/E/C SYSTEMS International -- for a combined purchase price of $48.1 million, plus contingent payments of up to $13.5 million based on future earnings. All of these acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of the acquired companies are included in the Company's consolidated statement of income since their respective dates of acquisition.

RESULTS OF OPERATIONS

     The following table sets forth income statement data of the Company expressed as a percentage of revenues for the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1996      1997      1998
                                                              ------    ------    ------
Revenues....................................................  100.0%    100.0%    100.0%
Operating expenses:
  Editorial, production and circulation.....................   48.6%     46.1%     43.7%
  Selling, general and administrative.......................   38.5%     38.3%     40.3%
  Depreciation and amortization.............................    3.1%      3.2%      4.6%
                                                              -----     -----     -----
                                                               90.2%     87.7%     88.5%
                                                              -----     -----     -----
Operating income............................................    9.8%     12.3%     11.5%
                                                              -----     -----     -----
Other income (expenses):
  Interest expense..........................................    --       (0.4)%    (2.4)%
  Gain on sale of publications..............................    --        0.5%       --
  Writedown on impairment assets............................    --         --      (0.4)%
                                                              -----     -----     -----
                                                                0.0%      0.1      (2.8)%
                                                              -----     -----     -----
Income before income taxes..................................    9.8%     12.4%      8.6%
Income taxes:
  Current...................................................    3.6%      4.8%      6.1%
  Deferred..................................................    0.4%      0.3%     (2.2)
                                                              -----     -----     -----
                                                                4.0%      5.1%      4.0%
                                                              -----     -----     -----
Net income..................................................    5.8%      7.3%      4.7%
                                                              =====     =====     =====

1998 COMPARED TO 1997

  Revenues

     Total revenues, after elimination of intersegment sales, increased $28.2 million, or 13.8%, from $204.9 million to $233.1 million.

Media services revenues increased $26.5 million, or 14.6%, to $207.7 million. Advertising revenues from the Company's publishing operations accounted for $7.1 million of the increase, due primarily to the following: (1) the Donohue Meehan Publishing Company acquisition in August 1998; (2) two new publications launched in the first quarter, IW Growing Companies and Embedded Systems Development; (3) the publication of Hydraulics and Pneumatics' Fluid Power Handbook and Directory, which is published every other year; and (4) higher pricing on other advertising business. Trade show and conference revenues increased $17.2 million to $28.0 million in 1998. About $12.0 million of the increase in 1998 was due to the first-time inclusion of the operations of Independent Exhibitions, Ltd. and about $5.0 million of this increase was due to Industrial Shows of America. Both Independent Exhibitions and Industrial Shows of America were acquired in December 1997. In addition, 1998 includes an increase in the Wireless Symposium/Portable by Design Conference and Exhibition and approximately $0.8 million related to the addition of Mecklermedia in November 1998. The remaining increase in media services revenues of $2.1 million relates to other initiatives.

     Printing revenues from external customers increased $1.2 million, or 12.1%, to $11.6 million. Intercompany sales decreased $0.3 million, or 1.2%, bringing total segment revenues to $39.8 million.

     Direct mail revenues increased $0.5 million, or 3.6%, to $13.8 million. The increase was primarily in the segment's printing operations.

  Operating Expense.

     Operating expenses for the Company, after elimination of intersegment charges, increased $26.8 million, or 14.9%, from $179.6 million in 1997 to $206.4 million in 1998. As a percentage of revenues, operating costs increased from 87.6% in 1997 to 88.5% in 1998. The increase in percentage was due primarily to the increase in depreciation and amortization related to acquisitions, period costs related to Mecklermedia Corporation and one-time spin-off and start-up costs. These increases were offset partially by the first full year of operations of Independent Exhibitions, Ltd. and Industrial Shows of America.

     Editorial, Production and Circulation. Total editorial, production and circulation expenses, after elimination of intersegment charges, grew to $101.8 million in 1998 compared with $94.6 million in 1997, representing an increase of $7.2 million, or 7.6%. As a percentage of revenues, editorial, production and circulation expenses decreased from 46.1% in 1997 to 43.7% in 1998. The decrease is due largely to the acquisition of Donohue Meehan Publishing in 1998 and to production improvements.

     Media services editorial, production and circulation expenses grew $5.7 million, or 6.9%, due to the inclusion of the Independent Exhibitions and Industrial Shows of America trade shows acquired in late 1997, which accounted for $4.7 million of the total production expenses increase. Other expense increases relate to the acquisition of Donohue Meehan Publishing Company in August 1998, the acquisition of Mecklermedia Corporation in November 1998 and the publication of the biennial Fluid Power Handbook and Directory, which was not published in 1997.

     Editorial, production and circulation expense for the printing segment increased $1.8 million due to volume-related growth of the total business.

     Editorial, production and circulation expenses for the direct mail segment decreased $0.3 million or 3.1% compared with a 3.6% increase in revenue. The decrease is due largely to productivity improvements.

     Selling, General and Administrative. Total selling, general and administrative expenses grew $15.4 million, or 19.5%, to $93.9 million. As a percentage of revenues, selling, general and administrative expenses increased from 38.3% in 1997 to 40.3% in 1998. The increase is due primarily to period costs related to the acquisition of Mecklermedia Corporation and one-time spin-off costs.

     Media services selling, general and administrative expenses increased $15.5 million, or 21.6%. The increase was due to: (1) expenses of the Independent Exhibitions, Ltd. and Industrial Shows of America trade shows held in 1998, which amounted to $4.9 million and $3.7 million; (2) period costs of the newly acquired Mecklermedia Corporation trade shows (for which revenues will not be recognized until those trade shows are held in future periods) in the amount of $1.7 million; (3) costs related to launching two new publications in the first quarter, IW Growing Companies and Embedded Systems Development; (4) the Donohue Meehan Publishing Company acquisition in August 1998; (5) one-time spin-off costs of about $0.4 million; (6) costs related to the biennial Fluid Power Handbook and Directory; (7) sales volume growth; and (8) higher charges related to Pittway stock appreciation rights held by the Company's employees, which will not recur. Total costs charged to the Company by Pittway for both 1998 and 1997 were $1.4 million.

     Selling, general and administrative expenses of the printing segment were level with the prior year.

     Direct mail selling, general and administrative expenses decreased $0.2 million, or 4%, due primarily to cost-cutting measures implemented in 1998.

     Depreciation and Amortization. Depreciation and amortization increased $4.2 million to $10.7 million. The higher expense was the result primarily of the amortization of intangible assets associated with the trade shows acquired in December 1997, the Donohue Meehan Publishing Company acquisition in August 1998, the Mecklermedia Corporation acquisition in November 1998 and, beginning with the fourth quarter of 1998, the change in Penton's goodwill amortization policy for acquired trade shows from 40 years to 20 years, which accounted for $0.3 million of additional amortization in 1998. While this change will negatively impact the reported earnings per share, it will have no impact on either EBITDA or after-tax cash flow. The anticipated annual charges for intangibles related to the Mecklermedia Corporation acquisition in 1999 and future years is $14.5 million.

     Operating Income. Overall, the Company's operating income increased $1.4 million, or 5.6%, to $26.7 million from $25.3 million in the prior year. Operating income as a percentage of revenue decreased from 12.3% to 11.5%, due primarily to the increase in depreciation and amortization associated with Penton's acquisitions.

     Media services operating income increased $1.5 million, or 5.5%. This comprised an increase in publishing of 10.6% to $24.9 million, and a decrease in trade shows and conferences from $2.5 million to $1.3 million. The increase in publishing was the result primarily of the acquisition of Donohue Meehan Publishing Company in 1998. The increase was offset by start-up costs associated with two magazine launches in 1998, and one-time costs incurred from the spinoff from Pittway. The decrease in trade shows and conferences was primarily the result of period costs of the Mecklermedia Corporation acquisition (since all of 1998's shows occurred prior to the acquisition), higher amortization expense resulting from acquisitions and the change in Penton's amortization policy noted above.

     Operating income of the printing segment decreased $0.7 million, to $0.8 million.

     The direct mail segment recorded an operating loss of $0.3 million compared with the prior year's operating loss of $1.1 million. The improvement was due largely to the increase in revenue of this segment's printing operations and lower production costs.

     Interest Expense. Interest expense increased $4.7 million to $5.6 million due to additional borrowings used to finance the two trade show company acquisitions in December 1997, the Donohue Meehan Publishing Company acquisition in August 1998 and the Mecklermedia Corporation acquisition in November 1998.

     Other. In 1998, the Company wrote down the carrying value of various intangible assets by $1.0 million. In 1997, Penton recognized a $1.0 million gain on the sale of Managing Office Technology magazine.

     Effective Tax Rates. The effective tax rates were 45.9% in 1998 and 41.7% in 1997. The Company's acquisition of Donohue Meehan Publishing Company in August 1998 and Mecklermedia Corporation in November 1998 resulted in the recording of goodwill. The amortization of such goodwill is recognized for financial statement purposes, but is not deductible for tax purposes due to the structure of the purchase transactions. Accordingly, the company's effective tax rate has increased in 1998 and is expected to increase in 1999 as well, due to the full year effect of the acquisitions.

1997 COMPARED TO 1996

  Revenues

     Total revenues, after elimination of intersegment sales, increased $16.3 million, or 8.7%, from $188.6 million to $204.9 million.

     Media services revenues increased $14.5 million, or 8.7%, to $181.1 million. Revenues from publishing operations accounted for $9.1 million of the improvement, due primarily to increased advertising revenues. Advertising revenues grew 7.1%, resulting from a 1.9% growth in page volume and an overall improvement of 4% in yield per advertising page. In addition, the Company benefitted from the introduction of four publications launched during 1997. Trade show and conference revenues increased $5.4 million or 100% to $10.8 million due to the inclusion of a full year of operations of the A/E/C SYSTEMS International trade shows, acquired in January 1997.

     Revenues from the printing segment increased $1.2 million, or 3.1%, to $39.0 million. The increase in this segment was due principally to the addition of several new third-party customers, which accounted for a 19% increase in outside revenue. The media services segment continued to be the printing segment's principal customer, accounting for $28.6 million of its revenue in 1997 compared to $29.0 million in 1996.

     Direct mail revenues increased $0.2 million, or 1.5%, due to strong performance from the related printing operation, which experienced a 25%, or $1.8 million, increase in revenue from outside customers, and growth in its advertising agency business. However, the increases were offset by a decline in revenues of the direct marketing medical group. This group's revenues declined for the second consecutive year as pharmaceutical company customers continued to shift their focus from direct marketing of pharmaceuticals to consumer oriented mass media advertising.

     Operating Expenses. Operating expenses, after elimination of intersegment charges, increased $9.5 million, or 5.6%, from $170.1 million to $179.6 million. As a percentage of revenues, operation costs decreased from 90.2% in 1996 to 87.7% in 1997. The improvement was due primarily to productivity improvements, cost cutting measures and the acquisition of A/E/C SYSTEMS International in January 1997.

     Editorial, Production and Circulation. Total editorial, production and circulation expense, after elimination of intersegment charges, grew to $94.6 million in 1997 compared with $91.6 million in 1996, representing an increase of $3.0 million, or 3.2%. As a percent of revenues, editorial, production and circulation expenses decreased from 48.5% in 1996 to 46.1% in 1997. The decrease was due primarily to the higher margins of the A/E/C SYSTEMS International trade shows and lower paper expenses.

     Media services editorial, production and circulation expense increased $1.5 million, or 1.8%, to $80.4 million, due primarily to additional expenses related to the inclusion of a full year's operations of A/E/C SYSTEMS International, new product launches during the year and volume-related growth. These increases were offset partially by savings resulting from productivity improvements and lower paper expenses.

     Editorial, production and circulation expense for the printing segment increased $0.6 million, or 2%, to $3.5 million, which was attributable primarily to the increase in volume of outside sales.

     Editorial, production and circulation expense for the direct mail segment increased $0.4 million, or 4.5%, to $9.3 million. The increase was attributable primarily to the growth of printing and advertising agency group sales volume, offset by a reduction in expenses attributable to lower sales volume of the direct marketing medical group.

     Selling, General and Administrative Expense. Selling, general and administrative costs of media services increased $5.3 million, or 8%. The increase was due principally to an increase in selling expenses resulting from the growth in revenue, inclusion of a full year's operations of the A/E/C SYSTEMS International trade shows, and the addition of staff to support new product launches.

     Selling, general and administrative expenses of the printing segment increased $0.2 million, or 11%, primarily from selling expenses associated with the increase in sales volume.

     Direct mail selling, general and administrative expenses increased $0.4 million as a result of increased selling costs associated with higher sales volume and an expanded number of customer presentations and related promotion costs.

     Depreciation and Amortization. Depreciation and amortization increased $0.6 million to $6.5 million. The higher expense was the result primarily of capital equipment additions and increased amortization of intangible assets associated with the A/E/C SYSTEMS International trade shows acquired in January 1997.

  Operating Income.

     Overall, the Company's operating income increased $6.8 million, or 36.7%, to $25.3 million compared with $18.5 million. Operating income as a percentage of revenue increased to 12.3% from 9.8%, reflecting the benefits achieved from increased revenue; favorable shifts in product mix, including the addition of the A/E/C SYSTEMS International trade shows; and improved productivity.

     Media services operating income increased $7.2 million, or 40.6%, to $24.9 million. In 1995, Penton implemented a number of programs to improve productivity, reduce costs and streamline operations. These efforts continued in 1997, resulting in operating savings. Combined with the favorable impact of revenue growth, productivity improvement and reduced paper costs, operating income improved from 10.6% of total media services revenue to 13.7%.

     Operating income from the printing segment improved 20.3% to $1.5 million. The increase was due primarily to higher sales volume coupled with the benefits of reduced paper costs.

     Direct mail operating losses increased $0.6 million to $1.1 million from $0.5 million, due principally to the decrease in revenue of the direct marketing medical group and development costs associated with a physicians retraining program.

  Other Income (Expense)

     In 1997, other income (expense) included a $1.0 million gain on the sale of Managing Office Technology magazine, offset by $0.8 million of interest expense incurred as a result of borrowings used to finance acquisitions.

  Effective Tax Rates

     The effective tax rates were 41.7% and 40.7% in 1997 and 1996, respectively. An analysis of Penton's effective tax rate appears in the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, cash flow generated by the Company's operations has been used to invest in capital assets, finance acquisitions and reduce debt. Prior to the spinoff's excess cash was used to pay dividends to Pittway Corporation, its former parent company.

     Cash flow provided by operations in 1998 was $25.7 million, up $2.5 million from $23.2 million in 1997. The increase in 1998 was due primarily to an increase in unearned income (primarily advance deposits related to fourth-quarter trade shows), accounts payable and accrued expenses. Partially offsetting this increase were lower net income, increases in accounts receivable, prepayments and deposits.

     Cash from operating activities was used for capital expenditures; to make cash distributions to Pittway, including final settlement of intercompany balances existing at the spin-off date; and to pay dividends to the Company's stockholders. Capital expenditures for 1996 were $4.8 million, 1997 were $5.5 million and 1998 were $5.8 million. We anticipate that our total capital expenditures for 1999 will be about $6.5 million, which will be used primarily to upgrade Penton's information technology systems. We plan to fund these expenditures from cash flow from operations, and, if necessary, borrowings under our credit facilities.

     On August 7, 1998, the Company entered into a five-year, $75.0 million unsecured revolving credit agreement. The Company's short-term notes payable were refinanced with this facility, which was also utilized to finance the cash portion of the acquisition price of Donohue Meehan Publishing Company. On November 24, 1998, the Company entered into a credit agreement with several banks under which it may borrow up to $325.0 million.

     The agreement provides for a revolving loan facility of up to $25.0 million, a long-term loan of $175.0 million (Term Loan A) and a long-term loan of $125.0 million (Term Loan B). The proceeds of this credit agreement were used to repay Penton's debt outstanding under the $75.0 million revolving credit facility obtained at the spin-off date and to purchase Mecklermedia Corporation. At December 31, 1998, $306.0 million was outstanding under the credit agreement. The Company and the banks intend to amend this agreement to enable the Company to borrow an additional $15.0 million as part of the Term Loan B facility to be effective in April 1999.

     The Term Loans under this credit facility amortize quarterly. The Company must repay Term Loan A in aggregate annual amounts of $10 million in each of 1999 and 2000, $20 million 2001, $25 million in 2002, $30 million in 2003, and
$40 million in 2004, with the balance payable in 2005. The Company must repay Term Loan B in aggregate annual amounts of $1.25 million in each of 1999 through 2005, with the balance payable in 2006.

     The interest rate for borrowings under the Revolving Credit Facility and Term Loan A is, at the option of the Company, LIBOR plus 2.75% or the Base Rate plus 1.75%. After late May 1999, the interest rate for borrowings under the Revolving Credit Facility and Term Loan A will become variable, ranging from LIBOR plus 2.25% to 3.00% or the Base Rate plus 1.25% to 2.00%, depending on the Company's debt to EBITDA ratio. The interest rate for Term Loan B is, at the option of the Company, LIBOR plus 3.50% or the Base Rate plus 2.50%.

     The Company must pay quarterly fees for letters of credit issued under the Credit Agreement. Currently, the Company must pay (i) a 0.25% per annum fee to the issuing bank and (ii) a 2.75% per annum fee shared by all lenders, both of which are based on the amount available for drawing under outstanding letters of credit. After late May 1999, the latter fee will become variable, and will range from 2.25% to 3.00% depending on the Company's debt to EBITDA ratio.

     All existing (and future) domestic subsidiaries of the Company (the "Guarantors") have guaranteed (or will guaranty) indebtedness incurred under the Credit Agreement.

     The credit facility contains customary and appropriate representations and warranties, including those relating to due organization and authorization, enforceability, financial condition, no material adverse changes, title to properties, liens, litigation, payment of taxes, no material adverse agreements, employee benefit liabilities, environmental liabilities, perfection and priority of liens securing debt incurred under the Credit Agreement, and full disclosure.

     The credit facility also contains customary affirmative and negative covenants, including but not limited to furnishing information and limitations on other indebtedness, liens, investments, guarantees, restricted payments, mergers and acquisitions, sales of assets, capital expenditures, leases, affiliate transactions, and conduct of business. The facility also contains customary financial covenants, including those relating to: minimum interest coverage, minimum fixed charge coverage, minimum EBITDA and maximum leverage.

     Events of default under the credit facility include events of default relating to: (a) nonpayment of interest, principal or fees payable under the credit facility; (b) nonperformance of covenants; (c) cross-default to other material agreements and debt of the company and its subsidiaries; (d) bankruptcy or insolvency; (e) judgments in excess of specified amounts; (f) impairment of security interests in collateral; (g) invalidity of guarantees; (h) materially inaccurate or false representations or warranties and (i) change of control.

     Based upon current and anticipated levels of operations, we believe that our cash on hand and cash flow from operations, combined with borrowings available under our credit facilities, will be sufficient to enable us to meet our current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs. However, actual capital requirements may change, particularly as a result of any acquisitions which we may make. Our ability to meet current and anticipated operating requirements will be dependent upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. Depending on the nature, size and timing of future acquisitions, we may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities of the Company. We cannot assure you that such additional financing will be available on acceptable terms. Substantially all of our debt bears interest at floating rates. Therefore, our liquidity and financial condition is and will continue to be affected by changes in prevailing interest rates.

FOREIGN CURRENCY

     The functional currency of the Company's foreign operations acquired in December 1997 is the local currency. Accordingly, assets and liabilities of foreign operations are translated to United States dollars at the rates of exchange in effect on the balance sheet date; income and expense are translated at the average rates of exchange prevailing during the year. There were no significant foreign currency transaction gains or losses during 1998 or 1997.

SEASONALITY

     Historically, the Company has not experienced significant seasonality in its business. The introduction of trade shows and conferences into the Company's product mix through the acquisitions of Independent Exhibitions, Ltd. and Industrial Shows of America in late 1997, and the acquisition of Mecklermedia Corporation in November 1998, has changed the seasonal pattern of revenue and profit, as all three companies have pronounced seasonal patterns in their businesses. The majority of the trade shows owned by Industrial Shows of America and Mecklermedia Corporation are held in the second and fourth quarters and, accordingly, the majority of their revenue is recognized in these quarters. Further, the majority of the Independent Exhibitions, Ltd. shows historically have been held in the fourth quarter. Accordingly, the Company anticipates that these acquisitions will have a positive impact on revenue and profit for these quarters.

     The Company may also experience seasonality fluctuations as trade shows and conferences held in one period in the current year may be held in a different period in future years.

INFLATION

     The impact of inflation on the Company's results of operations has not been significant in recent years.

ACCOUNTING CHANGES

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company is required to adopt this statement in the first quarter of 2000. Management does not believe this statement will have a material impact on the Company's business, results of operations or financial condition.

EURO CONVERSION

     On January 1, 1999, eleven of the 15 participating countries that are members of the European Union established a new uniform currency known as the "Euro." The currency existing prior to such date in the participating countries will be phased out during the transition period commencing January 1, 1999 and ending January 1, 2002. During such transition period both the Euro and the existing currency will be available in the participating countries. Although the Company generates revenues in some of the participating countries, management does not anticipate that the introduction and use of the Euro will materially affect Penton's business, results of operations or financial condition.

YEAR 2000

  General

     The year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. If our computer programs with date-sensitive functions are not year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     Our year 2000 project is proceeding as scheduled. Some of our systems and related software are already year 2000 compliant, and our project is designed to bring the remaining software and systems into year 2000 compliance in time to minimize any significant detrimental effects on operations. Our project covers information systems infrastructure, financial and administrative systems, production and circulation operating systems and significant vendors and customers.

  Project

     The first component of our project is to identify the internal business systems and non-information-technology systems of Penton and our operating subsidiaries that are susceptible to system failures or processing errors as a result of the year 2000 issue. This effort is substantially complete with all business systems identified and priorities established for repair or replacement. Those systems considered most critical to continuing operations are being given the highest priority.

     The second component of our project involves the actual remediation and replacement of the various business systems. Our company and our operating subsidiaries are using both internal and external resources to complete this process. Systems ranked highest in priority have either been remediated or replaced or scheduled for remediation or replacement including the replacement of the primary general ledger and accounts payable systems with programs from a national software vendor. Our objective is to complete substantially all remediation and replacement of internal systems by July 1999, and to complete final testing and certification for readiness by the end of the third quarter of 1999.

     As part of the second component of our project, significant service providers, vendors, suppliers and customers that are believed to be critical to our business operations after January 1, 2000, have been identified and steps are being taken in an attempt to reasonably ascertain their state of year 2000 readiness through questionnaires, inquiries and other available means. This process is progressing according to plan.

  Costs

     It is currently estimated that the aggregate incremental cost of our efforts will range from $0.3 million to $0.8 million, of which about $0.2 million has been spent. These costs are being expensed as they are incurred and are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed to supplement our existing disaster recovery plan. The costs associated with the replacement of computerized systems, hardware or equipment is currently estimated to be about $0.5 million, substantially all of which would be capitalized, and is not included in the above estimates.

  Risks

     The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, our normal business activities or operations. These failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, we are unable to determine at this time whether the consequences of year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. Our Year 2000 project is expected to significantly reduce our level of uncertainty about the year 2000 problem and, in particular, about the year 2000 compliance and readiness of its material external agents. We believe that, with the implementation of new business systems and completion of our project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

     Our project readiness program is an ongoing process and the estimates of costs and completion dates for various components of our project readiness program described above are subject to change. Based on the company's assessment and evaluation of its year 2000 readiness, it believes that the most reasonably likely worst case scenario includes a temporary shut-down of Penton's press. We estimate that a one-month stoppage of our publishing operations could lead to a loss of operating income of about $9.4 million.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's major market risk exposure is due primarily to possible fluctuations in interest rates as they relate to its variable rate debt. The Company currently has a credit agreement with three components as follows: (1) $25 million revolving credit facility which has an interest rate, at the option of the Company, of LIBOR plus 2.75% or the Base Rate plus 1.75%; (2) $175.0 million Term Loan A with the same interest rate as the revolving credit facility; and (3) $125.0 million Term Loan B which has an interest rate, at the option of the Company, of LIBOR plus 3.50% or the Base Rate plus 2.50%.

     The Company does not enter into derivative financial investments for trading or speculation purposes. Overall, the Company believes that its market risk exposure is not material to the Company's financial position, liquidity or results of operations.

                               PENTON MEDIA, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Financial Statements:



         Report of Independent Accountants...............................
         Consolidated Statements of Income for the years
            ended December 31, 1998, 1997 and 1996.......................
         Consolidated Balance Sheets at December 31, 1998 and 1997.......
         Consolidated Statements of Cash Flows for the years
            ended December 31, 1998, 1997 and 1996.......................
         Consolidated Statements of Stockholders' Equity for the
            years ended December 31, 1998, 1997 and 1996.................
         Notes to Consolidated Financial Statements......................

Financial Statement Schedules:

         Consolidated Financial Statement Schedule II
            Valuation and Qualifying Accounts............................

All other schedules have been omitted because the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Penton Media, Inc.

In our opinion, the consolidated financial statements and financial statement schedule as listed in the accompanying index present fairly, in all material respects, the financial position of Penton Media, Inc. (formerly Penton Publishing, Inc. and, prior to August 7, 1998, a wholly owned subsidiary of Pittway Corporation) and its subsidiaries at December 31, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Penton Media, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers, LLP


Cleveland, Ohio
February 10, 1999

PENTON MEDIA INC.

CONSOLIDATED STATEMENTS OF INCOME

                                                    For the years ended December 31,

(Dollars in thousands, except per share amounts)        1998         1997         1996
--------------------------------------------------------------------------------------
Revenues                                           $ 233,118    $ 204,931    $ 188,557
                                                   -----------------------------------
Operating Expenses:

    Editorial, production and circulation            101,793       94,560       91,581
    Selling, general and administrative               93,886       78,523       72,566
    Depreciation and amortization                     10,720        6,551        5,911
                                                   -----------------------------------
                                                     206,399      179,634      170,058
                                                   -----------------------------------
Operating income                                      26,719       25,297       18,499
                                                   -----------------------------------
Other income (expense):
    Interest expense                                  (5,558)        (841)         (34)
    Gain on sale of publications                          --        1,040           --
    Writedown on impairment of assets                 (1,000)          --           --
    Miscellaneous, net                                   (28)          10           17
                                                   -----------------------------------
                                                      (6,586)         209          (17)
                                                   -----------------------------------
Income before income taxes                            20,133       25,506       18,482
                                                   -----------------------------------
Income Taxes:
    Current                                           14,336        9,754        6,733
    Deferred                                          (5,093)         878          793
                                                   -----------------------------------
                                                       9,243       10,632        7,526
                                                   -----------------------------------
Net income                                         $  10,890    $  14,874    $  10,956
                                                   -----------------------------------
Per share data:
Earnings per common share - basic and diluted:

         Net income                                $     .50    $     .70    $     .52
                                                   ===================================
Average number of shares outstanding                  21,882       21,240       21,240
                                                   ===================================

The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,
(Dollars in thousands)                                                                         1998         1997
----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                                                                    $   3,953    $   2,419
  Accounts and notes receivable, less allowance for doubtful accounts
    of $4,899 and $2,406 in 1998 and 1997, respectively                                      37,956       29,363
  Inventories                                                                                 2,361        2,429
  Deferred tax assets                                                                         5,797        2,851
  Prepayments, deposits and other                                                             8,086        3,886
                                                                                          ----------------------
                                                                                             58,153       40,948
                                                                                          ----------------------
Property, plant and equipment, at cost:
  Buildings                                                                                   6,170        6,168
  Machinery and equipment                                                                    69,730       60,493
                                                                                          ----------------------
                                                                                             75,900       66,661
  Less: accumulated depreciation                                                             47,395       39,845
                                                                                          ----------------------
                                                                                             28,505       26,816
                                                                                          ----------------------
  Land                                                                                          426          426
                                                                                          ----------------------
                                                                                             28,931       27,242
                                                                                          ----------------------
Other assets:

  Goodwill, less accumulated amortization of
    $10,129 and $6,192 in 1998 and 1997, respectively                                       340,706       65,460
  Other intangibles, less accumulated amortization of
    $7,828 and $5,443 in 1998 and 1997, respectively                                         46,906        6,362
  Deferred tax assets                                                                            --        4,067
  Investment in joint venture                                                                 4,472           --
  Due from parent company                                                                        --       12,212
  Other                                                                                         133          135
                                                                                          ----------------------
                                                                                            392,217       88,236
                                                                                          ----------------------
                                                                                          $ 479,301    $ 156,426
                                                                                          ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Senior debt facility                                                                    $  11,250    $      --
  Revolving credit facility                                                                   6,000           --
  Notes payable                                                                               1,000       34,170
  Accounts payable                                                                           10,823        9,427
  Income taxes payable                                                                        8,059           --
  Accrued compensation and benefits                                                           9,644        9,081
  Other accrued expenses                                                                     17,522        8,383
  Unearned income, principally trade show and conference deposits                            14,564        5,203
                                                                                          ----------------------
                                                                                             78,862       66,264
                                                                                          ----------------------
Long-term liabilities and deferred credits:
  Senior debt facility                                                                      288,750           --
  Net deferred pension credits                                                               18,007       19,592
  Deferred taxes                                                                              5,313           --
  Other                                                                                         880          957
                                                                                          ----------------------
                                                                                            312,950       20,549
                                                                                          ----------------------
Stockholders' equity:
  Preferred stock, 2,000,000 shares authorized; none issued
  Common stock, $.01 par value, 60,000,000 shares authorized; 22,781,713 and 21,240,000          --           --
    shares issued and outstanding at December 31, 1998, and 1997, respectively                  228          212

  Capital in excess of par value                                                             55,050       29,630
  Retained earnings                                                                          32,262       39,771
  Other comprehensive income                                                                    (51)          --
                                                                                          ----------------------
                                                                                             87,489       69,613
                                                                                          ----------------------
                                                                                          $ 479,301    $ 156,426
                                                                                          ======================

The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the Years Ended December 31,
(Dollars in thousands)                                          1998         1997         1996
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  10,890    $  14,874    $  10,956
  Adjustments to reconcile income from operations to
  net cash provided by operating activities:
    Depreciation and amortization                             10,720        6,551        5,911
    Deferred income taxes                                     (5,093)         878          793
    Retirement and deferred compensation plans                (1,584)      (2,000)      (2,032)
    Provision for losses on accounts receivable                  282          662          948
    Writedown on impairment of assets                          1,000           --           --
    Gain on sale of publications                                  --       (1,040)          --

    Changes in assets and liabilities, excluding
    effects from acquisitions and dispositions:
      Accounts and notes receivable                           (1,960)       1,261       (2,313)
      Inventories                                                284          931           37
      Prepayments and deposits                                (1,481)         630           94
      Accounts payable and accrued expenses                   10,170        1,584        5,952
      Unearned income                                          2,421         (552)         687
      Other changes, net                                         100         (593)        (526)
                                                           -----------------------------------
        Net cash provided by continuing operations            25,749       23,186       20,507
                                                           -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, excluding businesses acquired         (5,775)      (5,450)      (4,822)
  Net assets of businesses acquired, net of cash            (283,382)     (48,733)        (900)
  Proceeds from sale of Internet.com                          18,000           --           --
  Proceeds from sale of publications                              --          991        1,000
                                                           -----------------------------------
        Net cash used by investing activities               (271,157)     (53,192)      (4,722)
                                                           -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from senior debt facility                         300,000           --           --
  Proceeds from revolving credit facility                      6,000           --           --
  Payment of financing costs                                 (14,754)          --           --
  Increase in notes payable                                       --       48,342           --
  Prepayments of notes payable                               (38,066)     (14,000)          --
  Dividends to parent company                                 (4,820)      (4,412)     (22,567)
  Dividends to shareholders                                   (1,367)          --           --
  Advances from parent company                                    --          924        6,679
                                                           -----------------------------------
        Net cash provided (used) by financing activities     246,993       30,854      (15,888)
                                                           -----------------------------------
Effect of exchange rate                                          (51)          --           --
                                                           -----------------------------------
Net (decrease) increase in cash                                1,534          848         (103)
Cash at beginning of period                                    2,419        1,571        1,674
                                                           -----------------------------------
Cash at end of period                                      $   3,953    $   2,419    $   1,571
                                                           ===================================
Supplemental cash flow disclosure:
  Interest paid                                            $   5,545    $     841    $      35
                                                           ===================================
  Income taxes paid                                        $  10,026    $  10,759    $   8,823
                                                           ===================================

The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       CAPITAL IN      OTHER
(Dollars in thousands,           PREFERRED     COMMON        STOCK      EXCESS OF   COMPREHENSIVE   RETAINED
except per share data)            SHARES       SHARES      PAR VALUE    PAR VALUE      INCOME       EARNINGS
------------------------------------------------------------------------------------------------------------
Balance - December 31, 1995         --          21,240      $   212      $29,630      $    --       $40,920
                                 ---------------------------------------------------------------------------
  Net income                                                                                         10,956
  Dividends                                                                                         (22,567)
                                 ---------------------------------------------------------------------------
Balance - December 31, 1996         --          21,240          212       29,630           --        29,309
                                 ---------------------------------------------------------------------------
  Net income                                                                                         14,874
  Dividends                                                                                          (4,412)
                                 ---------------------------------------------------------------------------
Balance - December 31, 1997         --          21,240          212       29,630           --        39,771
                                 ---------------------------------------------------------------------------
  Net income                                                                                         10,890
  Dividends                                                                                          (1,367)
  Issuance of common stock
    with Donohue/Meehan
    Publishing combination                       1,542           16       25,420
  Dividend to Pittway                                                                               (17,032)
  Cumulative foreign
    currency translation                                                                  (51)
                                 ---------------------------------------------------------------------------
Balance - December 31, 1998         --          22,782      $   228      $55,050      $   (51)      $32,262
                                 ===========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF BUSINESS

Penton Media, Inc., formerly known as Penton Publishing, Inc. ("Penton" or the "Company") is a business media company that publishes magazines and electronic media, produces trade shows and conferences, and provides marketing and business development products and services, including direct mail lists, research and custom publishing. Penton serves the design/engineering; electronics; Internet/IT; food/hospitality; government/compliance; leisure; management; manufacturing; mechanical systems/construction; and supply chain/aviation markets.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Penton and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market. Costs included in inventories are raw materials, direct labor and manufacturing overhead. Cost of substantially all of the paper and ink stock is determined by using the last-in, first-out (LIFO) method, while the remaining inventories are valued primarily using the average cost method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. The Company records depreciation, using the straight-line method, in amounts sufficient to write off the cost of depreciable assets over the following estimated useful lives:

Computer equipment                   3-5 years
Furniture, fixtures and equipment   3-10 years
Buildings                          18-40 years
Leasehold improvements             Estimated useful lives
                                   or lease term,
                                   whichever is shorter

     Depreciation expense amounted to approximately $6.2 million, $5.3 million and $5.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     Maintenance and repair expenditures are charged to appropriate expense accounts in the period incurred; replacements, renewals and betterments are capitalized. Upon sale or other disposition of property, the cost and accumulated depreciation of such properties are eliminated from the accounts and the gains or losses thereon are reflected in results of operations.

INTANGIBLE ASSETS

Goodwill, trademarks and trade names acquired in purchase transactions are amortized using the straight-line method over periods ranging from 20 to 40 years.

     Other intangibles acquired in purchase transactions or developed internally, consisting of non-compete agreements, customer mailing lists, exhibitor lists, and patents and copyrights, are being amortized using the straight-line method over their estimated useful lives ranging from 3 to 15 years.

     Amortization expense amounted to approximately $4.6 million, $1.3 million and $0.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     When conditions warrant, the Company reviews the carrying value of its intangible assets and property and equipment to determine whether an impairment may exist. The Company considers relevant cash flow, estimated future operating trends and other available information in assessing whether the carrying value of these assets can be recovered. In December 1998, the Company wrote down the carrying value of various intangible assets by $1.0 million, determined using the expected future cash flows generated from, and market value of, the various ventures.

DEFERRED FINANCING COSTS

Costs incurred in obtaining long-term financing are included in other intangible assets in the accompanying balance sheet and are amortized over the terms of the related debt agreements; such amortization is reflected as amortization expense in the consolidated statements of income.

REVENUE RECOGNITION

Advertising revenues from the Company's trade magazines are recognized in the month the publications are mailed. Revenues from trade shows and conferences are recognized in the month the events are held. Licensing revenues are recognized on a straight-line basis over the term of the license agreements.

ADVERTISING AND PROMOTION EXPENSES

Advertising and promotion costs are expensed primarily as incurred. These costs amounted to $12.4 million, $8.4 million and $9.3 million in 1998, 1997 and 1996, respectively.

                               PENTON MEDIA, INC.

INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach, which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     For periods prior to and including the date of the spinoff (see Note 2), the results of the Company were included in Pittway Corporation's consolidated U.S. federal income tax returns. The provision for income taxes included in the consolidated statements of income represented an allocated share of Pittway's tax expense. The allocated share approximated the tax expense that would have been incurred on a separate return basis. The liability for income taxes payable at December 31, 1997, was recorded by Pittway.

     Pursuant to the Combination Agreement (see Note 2), the Company is required to indemnify Pittway for any additional federal, state, local and foreign income tax liabilities with respect to all periods prior to and including the date of the spinoff. All consolidated federal income tax returns of Pittway have been audited by the Internal Revenue Service through 1995.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TRANSLATION OF FOREIGN CURRENCIES

The functional currency of the Company's foreign operations is the local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. dollars at the rates of exchange in effect on the balance sheet at December 31, 1998; income and expense are translated at the average rates of exchange prevailing during the year. There were no transaction gains or losses in 1998 and 1997.

NET INCOME PER SHARE

The weighted average number of common shares outstanding is adjusted for common stock equivalents when they are dilutive.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

CHANGE IN ACCOUNTING ESTIMATE

Effective October 1, 1998, the Company changed its estimated useful life on goodwill associated with trade show acquisitions from 40 to 20 years. The change decreased 1998 net income by $0.3 million, or $0.01 per share. The estimated effect of the change on future years will be to decrease income by $1.2 million. The change was made to better reflect the estimated useful life of goodwill and to be consistent with prevalent industry practice.

NEW ACCOUNTING STANDARDS

The Company does not believe any recently issued accounting standards will have a material impact on its financial condition or results of operations.

NOTE 2 - SPINOFF FROM PITTWAY AND
SUBSEQUENT ACQUISITION

Prior to August 7, 1998, Penton was a wholly owned subsidiary of Pittway Corporation. On August 7, 1998, Pittway distributed 100% of the Company's common stock on a share-for-share basis to holders of Pittway stock.

     Immediately after the spinoff, the Company entered into an agreement (the "Combination Agreement") and completed the acquisition of Donohue/Meehan Publishing Company ("DM Publishing"). DM Publishing was acquired for $7.0 million in cash, 6.767% (1,541,638 shares) of the Company's stock to be outstanding immediately after the acquisition and up to an additional $4.0 million in cash based on DM Publishing's pre-tax income for the years 1998 and 1999, of which $2.0 million was earned in 1998. The Company also has agreed to make a contingent cash payment to the extent, if any, that the shares issued in the acquisition have an average aggregate market value of less than $29.0 million during either of two 30-day periods in the year 2000. The contingent payment is subject to certain limitations as to any of such shares sold prior to the payment. A portion of the contingent payment may be made with common stock rather than cash under certain conditions.

     The transaction was accounted for as a purchase and, accordingly, the operating results of DM Publishing have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $32.4 million is being amortized over 40 years.

                               PENTON MEDIA, INC.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

In addition to the acquisition of DM Publishing, the Company, pursuant to an Agreement and Plan of Merger, completed its cash tender offer for all of the outstanding shares of Mecklermedia Corporation ("Mecklermedia") on November 24, 1998. In connection with the acquisition, each Mecklermedia shareholder received $29.00 in cash for each share of common stock owned. The total value of the transaction was $273.8 million, and it was funded with the net proceeds available from the credit agreement dated November 24, 1998 (see Note 6). The transaction was accounted for as a purchase and, accordingly, the operating results of Mecklermedia have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $242.5 million is being amortized over 20 years.

     During 1997, the Company acquired one foreign and two domestic trade show companies for $45.6 million in cash and $2.5 million of notes payable to the sellers. The acquisitions also include future contingent payments up to $13.5 million tied to future earnings of the acquired companies through the year 2000, of which $2.4 million and $0.7 million were earned in 1998 and 1997, respectively.

     In 1997, the Company also sold one publication for $1.0 million and the assumption of certain liabilities.

     All the aforementioned acquisitions were accounted for as purchase transactions. These operations have been included in the consolidated financial statements from their respective dates of acquisition or to the dates of disposition.

     The following unaudited supplemental pro forma information is presented to reflect the effects of the issuance of common stock pursuant to the spinoff from Pittway and the DM Publishing acquisition, the Mecklermedia acquisition, and the 1997 acquisitions and dispositions, as if all such transactions had occurred on January 1, 1997.

     The pro forma financial information is presented for informational purposes only, and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated; nor does it purport to represent the results of the operations for future periods. (Dollars in thousands.)

                   For the years ended December 31,
                           (unaudited)

--------------------------------------------------------------
                                           1998           1997
                                      ------------------------
Pro forma revenues                    $ 303,834      $ 276,671
Pro forma operating income               32,540         15,591
Pro forma net income applicable
         to common shareholders             108         (3,288)
Pro forma net income applicable
         to common shareholders:

             Basic and diluted        $    0.00      $   (0.15)
                                      ========================

NOTE 4 - INVENTORIES

The LIFO reserve balances of $0.4 million and $0.5 million at December 31, 1998, and 1997, respectively, represent the excess of current replacement cost over the LIFO value of inventory, which consists principally of raw materials.

NOTE 5 - EQUITY INVESTMENTS IN JOINT VENTURES

Penton, in November 1998, entered into a joint venture agreement with Alan M. Meckler, Mecklermedia's founder, with respect to the limited liability company Internet.com. Internet.com is a network of Web sites that provides news, analysis and information resources for Internet professionals. Penton sold an 80.1% equity interest in Internet.com to Mr. Meckler for $18.0 million, retaining 19.9% of the equity and warrants to acquire up to a 29.9% interest. At December 31, 1998, the Company's investment in Internet.com was $4.5 million. Internet.com and Penton also entered into various agreements relating to the exchange of services between the two companies.

NOTE 6 - DEBT

CREDIT AGREEMENT

     On November 24, 1998, the Company entered into a credit agreement with several banks under which it may borrow up to $325.0 million. The agreement provides for a revolving loan facility of up to $25.0 million, a long-term loan of $175.0 million (Term A Loan) and a long-term loan of $125.0 million (Term B
Loan). The proceeds of the new facility were used to repay the Company's debt outstanding under a $75.0 million revolving credit facility obtained at the spinoff date and to purchase Mecklermedia.

     The credit facility is collateralized by receivables, inventories, equipment and certain real and personal property. Under the terms of the agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring certain additional indebtedness; limits certain investments, advances or loans; and restricts substantial asset sales, capital expenditures and cash dividends. At December 31, 1998, the Company was in compliance with all loan covenants.

     The revolving loan facility includes a revolving loan and a swing loan. The revolving loan requires payment of interest (only) at a Base Rate (determined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1%) or an Adjusted Eurodollar Rate, at the Company's option, plus a rate margin ranging from 1.25% to 3.0% based on the Company's consolidated leverage ratio, as defined. At December 31, 1998, the rate on the revolving loan was 9.5%.

                               PENTON MEDIA, INC.

     The swing loan, which permits borrowings up to $5.0 million, requires payment of interest (only) at the Base Rate plus a Base Rate margin ranging from 1.25% to 2.00% based on the Company's consolidated leverage ratio, as defined, less the applicable commitment fee percentage per annum. At December 31, 1998, no amounts were drawn on the swing loan facility.

     The Company has agreed to pay a commitment fee of 0.50% on the unused portion of the revolving loan facility commitment. At December 31, 1998, $19 million was available under the facility.

     The Term A Loan bears interest at the Base Rate or at an Adjusted Eurodollar Rate, at the Company's option, plus a rate margin ranging from 1.25% to 3.0% based on the Company's consolidated leverage ratio, as defined. Interest is payable monthly; at December 31, 1998, the rate in effect was 7.79%. The loan, which requires quarterly principal payments of $2.5 million starting in March 1999, will mature on June 30, 2005. At December 31, 1998, $175.0 million was outstanding under the Term A Loan.

     The Term B Loan bears interest at the Base Rate plus 2.5% or at the Adjusted Eurodollar Rate plus 3.5%, at the Company's option. Interest is payable monthly; at December 31, 1998, the rate in effect was 8.54%. The loan, which requires quarterly principal payments of $0.3 million starting on March 31, 1999, and a balloon payment at maturity, will mature on May 31, 2005. At December 31, 1998, $125.0 million was outstanding under the Term B Loan.

     As of December 31, 1998, the scheduled principal payments of the Term A Loan and Term B Loan for the next five years and thereafter are as follows (in thousands):

         Year       Amount
    -------------------------
         1999     $  11,250
         2000        11,250
         2001        21,250
         2002        26,250
         2003        31,250
      Thereafter    198,750
    -------------------------
                  $ 300,000
                  =========

     The credit agreement requires the Company to hedge not less than 50% of the Term A Loan outstanding with a fixed interest rate agreement for a term of not less than two years.

NOTE PAYABLE

The short-term note payable at December 31, 1998, of $1.0 million represented foreign indebtedness, was denominated in British pounds and bore interest at the Company's foreign borrowing rate (8.2% at December 31, 1998). The note, plus accrued interest, was paid off in early January 1999.

     The Company's short-term notes payable at December 31, 1997, included $29.2 million of foreign indebtedness denominated in British pounds and bearing interest at 8.1%, and $5.0 million of domestic indebtedness at 6%. Concurrent with the spinoff from Pittway, $27.8 million of foreign debt, including accrued interest and the $5.0 million domestic debt, was refinanced with the $75.0 million revolving credit facility.

     There are no compensating balance or commitment fee requirements associated with these short-term borrowings.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of accounts and notes receivable, accounts payable, accrued expenses and notes payable approximates fair value because of the short maturity of these instruments.

     The carrying amount of the Company's borrowing under its senior debt facility and revolving credit facility approximates fair value because such borrowings are at variable rates. The Company may, from time to time, enter into interest rate hedge agreements to manage interest costs and risks associated with changing interest rates.

                               PENTON MEDIA, INC.

NOTE 8 - INCOME TAXES
(In thousands)

Source of income (loss) before tax expense:          1998           1997           1996
---------------------------------------------------------------------------------------
U.S. domestic                                    $ 19,864       $ 25,759       $ 18,482
Foreign                                               269           (253)          --
                                                 --------------------------------------
                                                 $ 20,133       $ 25,506       $ 18,482
                                                 ======================================

Provision for income taxes:                          1998           1997           1996
---------------------------------------------------------------------------------------
Current -
  Federal                                        $ 11,214       $  8,124       $  5,541
  State and local                                   2,389          1,630          1,192
  Foreign                                             733           --             --
                                                 --------------------------------------
                                                   14,336          9,754          6,733
                                                 --------------------------------------
Deferred -

  Federal                                          (4,348)           851            711
  State and local                                    (816)            98             82
  Foreign                                              71            (71)          --
                                                 --------------------------------------
                                                   (5,093)           878            793
                                                 --------------------------------------
                                                 $  9,243       $ 10,632       $  7,526
                                                 ======================================

The difference between the actual income tax
provision and the tax provision computed by
applying the statutory federal income tax rate
of 35% to income before income taxes is as
follows:                                             1998           1997           1996
---------------------------------------------------------------------------------------
Income tax at statutory rate                     $  7,047        $ 8,927       $  6,469
Tax effect of:

  State income taxes, net of federal benefit        1,023          1,123            818
  Non-deductible expenses, principally goodwill
     amortization                                   1,173            582            513
  Other items, net                                     --             --           (274)
                                                 --------------------------------------
Actual income tax provision                      $  9,243        $10,632       $  7,526
                                                 ======================================
Effective income tax rate                            45.9%          41.7%          40.7%
                                                 ======================================

The components of deferred tax assets and liabilities at
December 31, 1998, and 1997 follow:                           1998           1997
---------------------------------------------------------------------------------
Deferred tax assets -
  Deferred pension credits                                $  7,087       $  7,651
  Accrued vacation                                           1,335          1,159
  Bad debts                                                  2,541            805
  Reserves recorded for financial reporting purposes         1,735            826
  Inventory capitalization                                     164             29
  Other                                                        379            252
                                                          -----------------------
    Total deferred tax assets                               13,241         10,722
                                                          -----------------------
Deferred tax liabilities -
  Depreciation                                              (3,312)        (3,640)
  Amortization                                              (9,249)          (164)
  Trade show expenses                                         (196)            --
                                                          -----------------------
  Total deferred tax liabilities                           (12,757)        (3,804)
                                                          -----------------------
Net deferred tax asset                                    $    484       $  6,918
                                                          =======================

These balances are allocated between "Current assets" and "Other assets" or "Long-term liabilities" in the accompanying balance sheet.

                               PENTON MEDIA, INC.

NOTE 9 - RETIREMENT PLAN

The Company has various non-contributory retirement plans covering substantially all current and former domestic employees. Retirement benefits for employees in foreign countries are generally provided by national statutory programs. Benefits for domestic employees are based on years of service and annual compensation as defined by each plan. All employees received credit for their years of service in the Pittway plan. Prior to 1995, Pittway allocated net pension plan income credits to the Company based upon the assets of a previously separate Company plan, which was merged into the Pittway plan in 1991. At the time the plans were merged, the amount of the Company's plan assets exceeded its projected benefit obligation and, by 1995, such excess ("Funding Excess") had increased and had become substantially disproportionate to the Funding Excess for the remainder of the Pittway plan. As a result, for the years 1996 and 1997, Pittway limited the allocation of net pension income credits to the Company to $1.5 million per year.

     As provided in the Combination Agreement, Pittway transferred $45.0 million of its plan assets ("Allocated Assets"), including approximately $10.5 million of Funding Excess as of December 31, 1997, to the new Penton plan. The amount of Allocated Assets was determined by Pittway as the estimated proportion of total Pittway plan assets that would result in the elimination of the Funding Excess for the Company in the same future year as such elimination for the remainder of the Pittway plan based on historical rates of service cost increases and return on plan assets.

     The "Net deferred pension credits" in the consolidated balance sheet at December 31, 1997, includes deferred investment gains of $29.5 million, which Pittway allocated to the Company on a basis consistent with the above-mentioned limitation on previous net pension plan income credits.

     The reconciliation of the funded status of the Company's portion of the plan follows (in thousands):

                                              1998         1997
---------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation, January 1           $ 34,539     $ 32,150
    Service cost                             1,684        1,767
    Interest cost                            2,488        2,226
    Benefits paid                           (3,944)      (2,273)
    Actuarial loss                           7,603          669
                                          ---------------------
  Benefit obligation, December 31         $ 42,370     $ 34,539
                                          =====================

CHANGE IN PLAN ASSETS
  Fair value of plan assets, January 1    $ 45,000     $ 39,473
    Actual return on plan assets            (3,256)       7,800
    Benefits paid                           (3,944)      (2,273)
  Fair value of plan assets,              ---------------------
    December 31                           $ 37,800     $ 45,000
                                          =====================
FUNDED STATUS OF THE PLAN
  Projected benefit obligation
    (in excess of) less than fair value
    of assets as of December 31           $ (4,570)    $ 10,461
  Unrecognized actuarial (gain) loss       (13,368)     (29,500)
  Unrecognized prior service cost            1,612        1,969
  Unamortized net transition asset          (1,681)      (2,522)
                                          ---------------------
  Net deferred pension credits            $(18,007)    $(19,592)
                                          =====================
AMOUNTS RECOGNIZED IN THE STATEMENT
OF FINANCIAL POSITION
  Prepaid benefit cost                    $     --     $     --
  Accrued benefit liability                (18,007)     (19,592)
  Additional minimum liability                  --           --
  Intangible assets                             --           --
  Accumulated other comprehensive
    income                                      --           --
                                          ---------------------
  Net amount recognized at end
    of year                               $(18,007)    $(19,592)
                                          =====================
ASSUMPTIONS AS OF DECEMBER 31
  Discount rate                                  7%           7%
  Expected return on plan assets                 9%           7%
  Weighted-average salary increase rate          5%           5%


COMPONENTS OF NET PERIODIC PENSION COST
                                              1998         1997         1996
----------------------------------------------------------------------------
Net periodic cost
  Service cost                            $  1,684     $  1,767     $  1,672
  Interest cost                              2,488        2,226        2,173
  Expected return on assets                 (3,065)      (2,684)      (2,555)
  Amortization of:
    Transition asset                          (841)        (841)        (841)
    Prior service cost                         357          357          357
    Actuarial (gain) loss                   (2,207)      (2,325)      (2,306)
                                          ----------------------------------
Net pension income                        $ (1,584)    $ (1,500)    $ (1,500)
                                          ==================================
ASSUMPTIONS
  Discount rate                                  7%           7%           7%
  Expected return on plan assets                 7%           7%           7%
  Weighted-average salary
    increase rate                                5%           5%           5%

                               PENTON MEDIA, INC.

NOTE 10 - BENEFIT PLANS

STOCK OPTION AND OTHER EQUITY-BASED PLANS

Effective August 1998, the Company established a stock option plan under which the Company may issue qualified incentive stock options to key employees, including officers, up to an aggregate of 2,500,000 shares of common stock. Awards may be issued in the form of options to purchase shares of common stock, stock appreciation rights ("SARs"), restricted shares, deferred shares, performance shares and performance units. In 1998, 700,452 shares were granted under the Equity and Incentive Plan, of which 686,055 were stock options and 14,397 were deferred shares. Options granted under the plan generally become exercisable in the year after the date of grant as to one-third of the optioned shares, with the remaining options being exercisable over the following two-year period. Included in the stock options issued during 1998 are 47,655 non-qualified shares, which represent the conversion of the Chief Executive Officer's non-qualified Pittway options for an equal value of Penton options. These options vest 50% in 1999 and 50% in 2000. As of December 31, 1998, no shares were exercisable. The option price of all options granted was $16.23.

     As noted above, 14,397 deferred shares were issued in 1998. These shares become vested between one and three years. The Board of Directors of the Company may authorize the payment of dividend equivalents on such shares on a current, deferred or contingent basis, either in cash or additional shares of common stock. At December 31, 1998, no such authorization had been made.

     In addition to the stock option plan described above, the Company granted options for a total of 69,000 shares to its directors who are not employees of the Company. Such options were granted at the fair market value on the date of grant. Options with respect to 13,000 shares were exercisable immediately after grant, and options with respect to the remaining 56,000 shares become exercisable one year after the date of grant as to one-fourth of the 56,000 shares, with the remaining options being exercisable over the following three-year period. The option price at the date of grant was $16.23.

     The following table reflects the stock option activity described above (in thousands):

                                                NUMBER OF OPTIONS
                                       EMPLOYEES   DIRECTORS     PRICE
         --------------------------------------------------------------------------
         Balance, December 31, 1997          --         --             --
         Granted                            686         69      $   16.23
         Exercised                           --         --             --
         Canceled                            (5)        --      $   16.23
                                        ------------------
         Balance, December 31, 1998         681         69
                                        ==================

     The following table summarizes information about stock options at December 31, 1998 (in thousands).

                        OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
         --------------------------------------------------------------------------
                                    Weighted-
                                     average     Weighted-                Weighted-
                                    remaining      average                average
         Exercise      Options     contractual    exercise    Options     exercise
         price       outstanding       life         price    exercisable   price
         --------------------------------------------------------------------------
         $16.23         750         9.9 years      $16.23         13       $16.23
         ==========================================================================

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants in 1998: risk-free interest rate of 5.4%; expected lives ranging from 8.0 to 10.0 years; expected dividend rate of 0.3%; and expected volatility of 70.6%.

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock option plans. If compensation expense had been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," net income would have been reduced by $0.9 million in 1998 and basic and diluted earnings per share would have been reduced by $0.04.

401(k) PLAN

Effective September 1, 1998, the Company adopted a 401(k) defined contribution plan ("Plan") covering substantially all of the officers and employees of the Company. The Combination Agreement provided for a transfer of assets and liabilities attributable to Penton employees in the Pittway 401(k) plan to be transferred to this Plan. The Plan permits participants to defer up to a maximum of 15% of their compensation. The Company will match 50% of an employee's contributions up to a maximum of 6% of an employee's annual compensation. The employees' contribution and the Company's matching contribution vest immediately. The Company's contribution to the Plan for the year ended December 31, 1998, was $0.4 million. The 401(k) plan was fully funded at December 31, 1998.

SERP

Two executive officers participate in the Company's supplemental executive retirement plan, which is not tax-qualified. At December 31, 1998, the estimated annual benefit payable under the plan upon retirement at age 65 was $0.1 million for both participants, assuming a life expectancy of 80 years and a discount rate of 7%. At December 31, 1998, $0.03 million was accrued related to this future obligation, and $0.02 million of expense was recognized in 1998, representing service costs and interest.

                               PENTON MEDIA, INC.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases certain office space and equipment under non-cancelable operating leases. Some of the leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. The following is a schedule of approximate future annual minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998 (in thousands).

         FISCAL YEAR       AMOUNT
         ------------------------
         1999           $   7,696
         2000               3,899
         2001               1,654
         2002                 809
         2003                 286
         ------------------------
         Total          $  14,344
                        =========

     For the years ended December 31, 1998, 1997 and 1996, the total rent expense (including taxes, insurance and maintenance when included in the rent) incurred by the Company was approximately $6.5 million, $6.6 million and $6.3 million, respectively.

     The Company has employment agreements with six key employees for terms of two years, and the ability to extend for additional one-year periods.

     In connection with the acquisition of Mecklermedia, a lawsuit was brought against the Company by a former shareholder of Mecklermedia for an unspecified amount, as well as other relief. The plaintiff is claiming that the Company violated the federal securities laws by selling Mr. Meckler an 80.1% interest in Internet.com for what the plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia than was paid to the other stockholders of Mecklermedia. The Company believes that the allegations are without merit and has filed a motion to dismiss the lawsuit, which is pending.

     The Company in the normal course of business is subject to a number of lawsuits and claims, both actual and potential in nature. While management believes that resolution of existing claims and lawsuits will not have a material adverse effect on the Company's financial statements, management is unable to estimate the magnitude of financial impact of claims and lawsuits that may be filed in the future.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Combination Agreement provides for Pittway to assist Penton in preparing its tax returns for 1998 and to assist in other tax matters for fees to be negotiated.

     Included in the consolidated statements of income is an allocation of corporate expenses related to services provided for the Company by Pittway. This allocation was based on an estimate of the incremental corporate expenses related to the Company's operations for the periods presented and, in the opinion of management, has been made on a reasonable basis. However, the allocation is not necessarily indicative of the level of expenses that might have been incurred had the Company been a separate company. The aggregate allocated costs totaled $0.3 million, $0.4 million and $0.3 million for the years ended 1998, 1997 and 1996, respectively. The Company's employees also participated in Pittway's pension plan (see Note 9). Certain of the Company's employees participated in Pittway's 1990 Stock Awards Plan, for which Pittway has allocated costs to the Company totaling $1.2 million, $1.0 million and $1.1 million in 1998, 1997 and 1996, respectively.

     Other transactions between the Company and Pittway, consisting principally of taxes and other reimbursable expenses paid by Pittway, have been reflected in the historical financial statements as though on a stand-alone basis, except that no interest income or expense has been allocated on intercompany balances.

     Pittway utilized a centralized cash management system. Under this system, cash generated by Penton in excess of its cash requirements (including cash requirements for Penton's income taxes and other reimbursable expenses paid by Pittway) was transferred to Pittway and reflected as "Due from parent company" in the balance sheet. This account was reduced by dividends declared by the Company. In August 1998, a final non-cash dividend of $12.2 million was made to Pittway to settle the "Due from parent company" account.

NOTE 13 - CAPITAL STOCK

Pursuant to the spinoff (see Note 2), the Company amended its certificate of incorporation on June 4, 1998, to authorize capital stock consisting of 60 million shares of common stock, par value $0.01 per share, and 2 million shares of preferred stock, par value $0.01 per share. Immediately thereafter, the Company recapitalized the 1,000 shares of $1 par value common stock outstanding into 21,240,000 shares of common stock. An amount of $211 was transferred from capital in excess of par value to common stock. The financial statements and related notes have been restated to reflect this recapitalization retroactively.

In connection with the DM Publishing acquisition (see Note 2), 1,541,638 shares were issued as partial consideration.

                               PENTON MEDIA, INC.

NOTE 14 - EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires the replacement of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. SFAS 128 also requires restatement of previously reported earnings per share information for certain periods presented in the accompanying statement of income to ensure consistency with currently reported amounts.

     Computations of basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996 are shown in Table 1.

     Options to purchase 750,055 shares of common stock at $16.23 per share were outstanding at December 31, 1998, but were not included in the computation of diluted earnings per share because the average market value of the options was below the exercise price.

TABLE 1 (In thousands, except per share amounts)      YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------------
                                                    Income        Shares     Per share
                                                 (numerator)  (denominator)    amount
                                                --------------------------------------
Basic earnings per share
  Net income available to common stockholders      $10,890       21,882      $   0.50
  Effect of dilutive securities:
    Stock options and warrants                          --           --
                                                   ----------------------------------
Diluted earnings per share
  Net income available to common stockholders      $10,890       21,882      $   0.50
                                                   ==================================

                                                      YEAR ENDED DECEMBER 31, 1997
                                                 -------------------------------------
                                                    Income        Shares     Per share
                                                 (numerator)  (denominator)    amount
                                                 -------------------------------------
Basic earnings per share
  Net income available to common stockholders      $14,874       21,240      $   0.70
  Effect of dilutive securities:
    Stock options and warrants                          --           --
                                                   ----------------------------------
Diluted earnings per share
  Net income available to common stockholders      $14,874       21,240      $   0.70
                                                   ==================================

                                                      YEAR ENDED DECEMBER 31, 1996
                                                 -------------------------------------
                                                    Income        Shares     Per share
                                                 (numerator)  (denominator)    amount
                                                 -------------------------------------
Basic earnings per share
  Net income available to common stockholders      $10,956       21,240      $   0.52
  Effect of dilutive securities:
    Stock options and warrants                          --           --
                                                   ----------------------------------
Diluted earnings per share
  Net income available to common stockholders      $10,956       21,240      $   0.52
                                                   ==================================

NOTE 15 - SEGMENT INFORMATION

As indicated in Table 2 below, the Company has three reportable segments:
Media Services, Printing and Direct Mail. The segments are based on the Company's internal organization and are managed separately due to inherent differences in the nature of these businesses. Within the Media Services segment, operating segments serving differing industries were combined due to the similarity of their economic characteristics and other factors.

     The Media Services segment serves specific industries and broad markets with integrated product offerings including trade magazines, trade shows and conferences, directories, direct mail lists and a variety of other products and services. Revenues of this segment are generated primarily from magazine advertising and trade show booth rentals. The Printing segment prints magazines, catalogs, brochures and direct mail pieces for the Media Services segment and outside commercial customers. The Direct

                               PENTON MEDIA, INC.

Mail segment serves primarily the pharmaceutical and business services markets with the ability to design, produce, print and mail direct mail marketing campaigns. The $1.0 million impairment charge relates principally to this segment.

     Intersegment revenues are made at approximate arm's-length prices. The Company evaluates performance based on operating income. Segment assets are those assets that are specifically identified with the reportable segments in which operations are conducted. Non-current assets at December 31, 1998, and 1997 included $31.7 million and $30.0 million, respectively, identified with operations in the United Kingdom, substantially all of which are intangible assets, with the remaining assets identified with domestic operations. Non-current assets at December 31, 1996, were domestic. Export sales were not material and no single customer accounted for 10% or more of sales.

                                                     YEAR ENDED DECEMBER 31,
     TABLE 2 (In thousands)                   1998            1997            1996
     -----------------------------------------------------------------------------
     Total segment revenues:
       Media Services                    $ 207,682       $ 181,109       $ 166,631
       Printing                             39,883          39,092          37,933
       Direct Mail                          13,779          13,370          13,173
                                         -----------------------------------------
                                           261,344         233,571         217,737
     Less intersegment revenues:
       Printing                             28,226          28,566          29,064
       Direct Mail                              --              74             116
                                         -----------------------------------------
                                         $ 233,118       $ 204,931       $ 188,557
                                         =========================================
     Operating income:
       Media Services                    $  26,217       $  24,854       $  17,681
       Printing                                820           1,534           1,270
       Direct Mail                            (318)         (1,091)           (452)
                                         -----------------------------------------
                                         $  26,719       $  25,297       $  18,499
                                         =========================================
     Depreciation and amortization:
       Media Services                    $   7,792       $   3,903       $   3,335
       Printing                              2,324           2,229           2,145
       Direct Mail                             604             419             431
                                         -----------------------------------------
                                         $  10,720       $   6,551       $   5,911
                                         =========================================
     Total assets:
       Media Services                    $ 455,944       $ 130,123       $  79,652
       Printing                             16,373          17,823          18,681
       Direct Mail                           6,984           8,480          10,466
                                         -----------------------------------------
                                         $ 479,301       $ 156,426       $ 108,799
                                         =========================================
     Capital expenditures:
       Media Services                    $   3,996       $   3,741       $   3,339
       Printing                              1,396           1,406             948
       Direct Mail                             383             303             535
                                         -----------------------------------------
                                         $   5,775       $   5,450       $   4,822
                                         =========================================

NOTE 16 - SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING ACTIVITIES

In connection with the DM Publishing acquisition, 1,541,638 shares of common stock were issued as consideration for the acquisition.

     In August 1998, a final non-cash dividend of $12.2 million was made to Pittway to settle the "Due from parent company" account.

     The foregoing transactions did not provide or use cash and, accordingly, are not reflected in the statement of cash flows.

NOTE 17 - QUARTERLY RESULTS (UNAUDITED)

Quarterly results of operations for the years ended December 31, 1998, and 1997 are as follows (in thousands, except per share amounts):

                                                                1998 QUARTERS                           TOTAL
                                             FIRST         SECOND         THIRD        FOURTH          FOR YEAR
---------------------------------------------------------------------------------------------------------------
Revenues                                    $ 52,485      $ 59,186      $ 52,800      $ 68,647         $233,118
Operating income                               4,665         6,909         4,739        10,406           26,719
Net income                                     2,340         3,681         2,248         2,621(a)        10,890
Basic and diluted net income per share           .11           .17           .10           .12              .50

                                                                1997 QUARTERS                           TOTAL
                                             FIRST         SECOND         THIRD        FOURTH          FOR YEAR
---------------------------------------------------------------------------------------------------------------
Revenues                                    $ 48,666      $ 54,054      $ 50,729      $ 51,482         $204,931
Operating income                               4,857         8,545         5,708         6,187           25,297
Net income                                     2,718         4,875         3,218         4,063(b)        14,874
Basic and diluted net income per share           .13           .23           .15           .19              .70

(a) Includes $0.6 million after-tax writedown, or $0.03 per share, on impairment of assets
(b) Includes $0.6 million after-tax gain, or $0.03 per share, on sale of a magazine

                               PENTON MEDIA, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                             (Dollars in Thousands)

                                      Balance at
                                      Beginning               Charge to
                                      OF YEAR                 EXPENSES
                                      -------                 --------
1998
Allowance for doubtful accounts       $2,406                     $282

1997
Allowance for doubtful accounts       $2,069                     $662

1996
Allowance for doubtful accounts       $1,976                     $948

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     Information required to be furnished in this part of the Form 10-K has been omitted because the Registrant will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 30, 1999.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the headings "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 7, 1999 is incorporated by reference.

Item 11. EXECUTIVE COMPENSATION.

     The information set forth under the headings "Compensation", in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 7, 1999 is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 7, 1999 is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the headings "Certain Transactions" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 7, 1999 is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report.

    1. Financial Statements: The following documents are filed as part of this report.

          Report of Independent Accountants.

          Consolidated Balance Sheets as of December 31, 1998 and 1997.

          Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996.

          Notes to Consolidated Financial Statements.

    2. Financial Statement Schedules: The following financial statement schedule of Penton Media Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Penton Media Inc.
       Schedule
       --------
       II Valuation and Qualifying Accounts

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated
          Financial Statements or Notes thereto.

(b) Reports on Form 8-K were filed on October 16, 1998 and December 9, 1998 in which information regarding Items 5 and 7 of Form 8-K was reported.

(c) Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.


                                 EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION OF DOCUMENT
-----------                -----------------------

     2.1 Combination Agreement, dated May 21, 1998, by and among Penton Media, Inc., D-M Acquisition Corp.,
                           Pittway Corporation, Donohue Meehan Publishing
                           Company, William C. Donohue, and John J. Meehan
                           (filed as Exhibit 2.1 to the Company's Registration
                           Statement No. 333-56877 and incorporated herein by reference).

     2.2                   Agreement and Plan of Merger, dated as of October 7,
                           1998, by and among Penton Media, Inc., Internet
                           World Media, Inc., Mecklermedia Corporation and
                           Alan M. Meckler (filed as Exhibit 2.1 to the
                           Company's Form 8-K on October 15, 1998 and incorporated herein by reference).

     3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement No. 333-56877 and incorporated herein by reference).

     3.2 Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration
                           Statement No. 333-56877 and incorporated herein by reference).

     4.                    Penton Media, Inc. Retirement Savings Plan (filed as
                           Exhibit 4.3 to the Company's Form S-8 on August 27,
                           1998 and incorporated herein by reference).

    10.1                   Credit Facility, dated December 12, 1997, between
                           Penton Media Ltd. and Bank of America (filed as
                           Exhibit 10. to the Company's Registration Statement
                           No. 333-56877 and incorporated herein by reference).

    10.2                   Credit Agreement, dated August 7, 1998, among
                           Penton Media, Inc., Penton Media Ltd., as borrower, the lenders from time to time party thereto, Key
                           Corporate Capital, Inc. as co-agent, and First
                           Union, as administrative agent (filed as Exhibit
                           10.1 to the Company's Form 10-Q on November 16,
                           1998 and incorporated herein by reference).

    10.3                   Credit Agreement, dated November 24, 1998, among
                           Penton Media, Inc. as borrower, the lenders listed therein, as lenders, DLJ Capital Funding, Inc., as syndication agent, The Bank of New York and Key
                           Corporate Capital, Inc., as co-documentation agents, and First Union National Bank, as administrative agent (filed as Exhibit 99.1 to the Company Form 8-K on December 9, 1998 and incorporated herein by reference).

    10.4(a)                Employment Agreement, dated July 25, 1996, between
                           Penton Media, Inc. and Thomas L. Kemp (filed as
                           Exhibit 10.2(a) to the Company's Registration
                           Statement No. 333-56877 and incorporated herein by reference).

    10.4(b)                Waiver and Release, dated July 21, 1998, between
                           Penton Media, Inc. and Thomas L. Kemp (filed as
                           Exhibit 10.2(b) to the Company's Registration
                           Statement No. 333-56877 and incorporated herein by reference).

    10.5                   Employment Agreement, dated January 1997, between
                           Penton Media, Inc. and Daniel J. Ramella (filed as
                           Exhibit 10.3 to the Company's Registration Statement
                           No. 333-56877 and incorporated herein by reference).

    10.6                   Employment Agreement, dated August 7, 1998, between
                           Penton Media, Inc. and William C. Donohue (filed as
                           Exhibit 10.2 to the Company's Form 10-Q on November
                           16, 1998 and incorporated herein by reference).

    10.7                   Employment Agreement, dated August 7, 1998, between
                           Penton Media, Inc. and John J. Meehan (filed as
                           Exhibit 10.3 to the Company's Form 10-Q on November
                           16, 1998 and incorporated herein by reference).

    10.8                   Employment Agreement, dated July 16, 1998 between
                           Penton Media, Inc. and David Nussbaum (filed as
                           Exhibit 10.4 to the Company's Form 10-Q on November
                           16, 1998 and incorporated herein by reference).

    10.9                   Penton Media, Inc. 1998 Equity and Performance
                           Incentive Plan (filed as Exhibit 10.6 to the
                           Company's Registration Statement No. 333-56877 and incorporated herein by reference).

    10.10 Penton Media, Inc. Director Stock Option Plan (filed as Exhibit 10.7 to the Company's Registration
                           Statement No. 333-56877 and incorporated herein by reference).

    10.11                  Penton Media, Inc. Retirement Plan (filed as Exhibit
                           10.9 to the Company's Registration Statement
                           No. 333-58677 and incorporated herein by reference).

    10.12                  Penton Media, Inc. Supplemental Executive Retirement
                           Plan (filed as Exhibit 10.10 to the Company's
                           Registration Statement No. 333-58677 and incorporated herein by reference).

    10.13                  Restated Employment Agreement, dated February 5,
                           1999, between Penton Media, Inc. and Thomas Kemp filed herewith.

    10.14                  Restated Employment Agreement, dated February 10,
                           1999 between Penton Media, Inc. and Daniel J. Ramella filed herewith.

    10.15 Employment Agreement, dated February 12, 1999, between Penton Media, Inc. and James D. Atherton filed herewith.

    10.16 Employment Agreement, dated February 14, 1999, between Penton Media, Inc. and James W. Zaremba filed herewith.

    21.                    Subsidiaries of Penton Media, Inc. (filed as Exhibit
                           21.1 to the Company's Registration Statement
                           No. 333-56877 and incorporated herein by reference).

    23.                    Consent of the Independent Accountants.

    24.                    Powers of Attorney.

    27.                    Financial Data Schedule filed herewith.

    99.                    Tender, Voting and Option Agreement, dated
                           October 7, 1998, among Penton Media, Inc.
                           Internet World Media, Inc., Meklermedia
                           Corporation and Alan M. Meckler (filed as
                           Exhibit 99.1 to the Company's Form 8-K
                           on October 15, 1998 and incorporated herein by reference).


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Penton Media, Inc.

                                            By: /s/ Joseph G. NeCastro
                                            -------------------------------
                                            Name:   Joseph G. NeCastro
                                            Title:  Chief Financial Officer

Dated:  March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated in March 31, 1999.

SIGNATURE                                   TITLE
---------                                   -----

/s/                 *
---------------------------------------
Thomas L. Kemp                              Chief Executive Officer and Director
                                            (Principal Executive Officer)
/s/ Joseph G. NeCastro
---------------------------------------
Joseph G. NeCastro                          Chief Financial Officer
                                            (Principal Financial Officer)
/s/                 *
---------------------------------------
Charles T. Griesemer                        Vice President/Controller
                                            (Controller or Principal Accounting Officer)
/s/                 *
---------------------------------------
Anthony Downs                               Director

/s/                 *
---------------------------------------
William J. Friend                           Director

/s/                 *
---------------------------------------
Joan W. Harris                              Director

/s/                 *
---------------------------------------
King W. Harris                              Director

/s/                 *
---------------------------------------
Daniel J. Ramella                           Director

/s/                 *
---------------------------------------
Edward J. Schwartz                          Director

/s/                 *
---------------------------------------
Don E. Schultz                              Director

/s/                 *
---------------------------------------
Richard B. Swank                            Director

/s/                 *
---------------------------------------
William C. Donohue                          Director

/s/                 *
---------------------------------------
John J. Meehan                              Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above named directors of Penton Media, Inc. and filed herewith as Exhibit 24 on behalf of Penton Media, Inc. and each such person.

March 31, 1999

By /s/ Joseph G. NeCastro
     ----------------------------------------
     Joseph G. NeCastro
     Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION OF DOCUMENT
-----------                -----------------------

     2.1 Combination Agreement, dated May 21, 1998, by and among Penton Media, Inc., D-M Acquisition Corp.,
                           Pittway Corporation, Donohue Meehan Publishing
                           Company, William C. Donohue, and John J. Meehan
                           (filed as Exhibit 2.1 to the Company's Registration
                           Statement No. 333-56877 and incorporated herein by reference).

     2.2                   Agreement and Plan of Merger, dated as of October 7,
                           1998, by and among Penton Media, Inc., Internet
                           World Media, Inc., Mecklermedia Corporation and
                           Alan M. Meckler (filed as Exhibit 2.1 to the
                           Company's Form 8-K on October 15, 1998 and incorporated herein by reference).

     3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement No. 333-56877 and incorporated herein by reference).

     3.2 Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration
                           Statement No. 333-56877 and incorporated herein by reference).

     4.                    Penton Media, Inc. Retirement Savings Plan (filed as
                           Exhibit 4.3 to the Company's Form S-8 on August 27,
                           1998 and incorporated herein by reference).

    10.1                   Credit Facility, dated December 12, 1997, between
                           Penton Media Ltd. and Bank of America (filed as
                           Exhibit 10. to the Company's Registration Statement
                           No. 333-56877 and incorporated herein by reference).

    10.2                   Credit Agreement, dated August 7, 1998, among
                           Penton Media, Inc., Penton Media Ltd., as borrower, the lenders from time to time party thereto, Key
                           Corporate Capital, Inc. as co-agent, and First
                           Union, as administrative agent (filed as Exhibit
                           10.1 to the Company's Form 10-Q on November 16,
                           1998 and incorporated herein by reference).

    10.3                   Credit Agreement, dated November 24, 1998, among
                           Penton Media, Inc. as borrower, the lenders listed therein, as lenders, DLJ Capital Funding, Inc., as syndication agent, The Bank of New York and Key
                           Corporate Capital, Inc., as co-documentation agents, and First Union National Bank, as administrative agent (filed as Exhibit 99.1 to the Company Form 8-K on December 9, 1998 and incorporated herein by reference).

    10.4(a)                Employment Agreement, dated July 25, 1996, between
                           Penton Media, Inc. and Thomas L. Kemp (filed as
                           Exhibit 10.2(a) to the Company's Registration
                           Statement No. 333-56877 and incorporated herein by reference).

    10.4(b)                Waiver and Release, dated July 21, 1998, between
                           Penton Media, Inc. and Thomas L. Kemp (filed as
                           Exhibit 10.2(b) to the Company's Registration
                           Statement No. 333-56877 and incorporated herein by reference).

    10.5                   Employment Agreement, dated January 1997, between
                           Penton Media, Inc. and Daniel J. Ramella (filed as
                           Exhibit 10.3 to the Company's Registration Statement
                           No. 333-56877 and incorporated herein by reference).

    10.6                   Employment Agreement, dated August 7, 1998, between
                           Penton Media, Inc. and William C. Donohue (filed as
                           Exhibit 10.2 to the Company's Form 10-Q on November
                           16, 1998 and incorporated herein by reference).

    10.7                   Employment Agreement, dated August 7, 1998, between
                           Penton Media, Inc. and John J. Meehan (filed as
                           Exhibit 10.3 to the Company's Form 10-Q on November
                           16, 1998 and incorporated herein by reference).

    10.8                   Employment Agreement, dated July 16, 1998 between
                           Penton Media, Inc. and David Nussbaum (filed as
                           Exhibit 10.4 to the Company's Form 10-Q on November
                           16, 1998 and incorporated herein by reference).

    10.9                   Penton Media, Inc. 1998 Equity and Performance
                           Incentive Plan (filed as Exhibit 10.6 to the
                           Company's Registration Statement No. 333-56877 and incorporated herein by reference).

    10.10 Penton Media, Inc. Director Stock Option Plan (filed as Exhibit 10.7 to the Company's Registration
                           Statement No. 333-56877 and incorporated herein by reference).

    10.11                  Penton Media, Inc. Retirement Plan (filed as Exhibit
                           10.9 to the Company's Registration Statement
                           No. 333-58677 and incorporated herein by reference).

    10.12                  Penton Media, Inc. Supplemental Executive Retirement
                           Plan (filed as Exhibit 10.10 to the Company's
                           Registration Statement No. 333-58677 and incorporated herein by reference).

    10.13                  Restated Employment Agreement, dated February 5,
                           1999, between Penton Media, Inc. and Thomas Kemp filed herewith.

    10.14                  Restated Employment Agreement, dated February 10,
                           1999 between Penton Media, Inc. and Daniel J. Ramella filed herewith.

    10.15 Employment Agreement, dated February 12, 1999, between Penton Media, Inc. and James D. Atherton filed herewith.

    10.16 Employment Agreement, dated February 14, 1999, between Penton Media, Inc. and James W. Zaremba filed herewith.

    21.                    Subsidiaries of Penton Media, Inc. (filed as Exhibit
                           21.1 to the Company's Registration Statement
                           No. 333-56877 and incorporated herein by reference).

    23.                    Consent of the Independent Accountants.

    24.                    Powers of Attorney.

    27.                    Financial Data Schedule filed herewith.

    99.                    Tender, Voting and Option Agreement, dated
                           October 7, 1998, among Penton Media, Inc.
                           Internet World Media, Inc., Meklermedia
                           Corporation and Alan M. Meckler (filed as
                           Exhibit 99.1 to the Company's Form 8-K
                           on October 15, 1998 and incorporated herein by reference).
