Form 10-Q
period 1999-03-31
PENTON MEDIA INC
filed 1999-05-17
CIK 1062441

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                     ---------------------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 14,1999).

                             Common Stock 29,031,713
                                          ----------

                               PENTON MEDIA, INC.
                               ------------------
                                    FORM 10-Q
                                    ---------
                          QUARTER ENDED MARCH 31, 1999
                          ----------------------------

                                      INDEX
                                      -----



PART I.     FINANCIAL INFORMATION                                               Page
                                                                                ----

         ITEM 1.  Financial Statements

                  Consolidated Statement of Income -
                       Three Months Ended March 31, 1999 and 1998                 3

                  Consolidated Balance Sheet -
                       March 31, 1999 and December 31, 1998                     4 - 5

                  Consolidated Statement of Cash Flows -
                       Three Months Ended March 31, 1999 and 1998                 6

                  Notes to Consolidated Financial Statements                    7 - 12

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                13 - 19

         ITEM 3.  Quantitative and Qualitative Disclosure
                  about Market Risk                                              19


PART II.    OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K                               20


         SIGNATURES                                                              20


                               PENTON MEDIA, INC.
                               ------------------
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                              FOR THE THREE MONTHS
                              --------------------
                          ENDED MARCH 31, 1999 AND 1998
                          -----------------------------
            (Unaudited; Dollars in Thousands, Except Per Share Data)



                                                          1999           1998
                                                       --------        ---------

REVENUES .......................................       $ 58,296        $ 52,485
                                                       --------        --------
OPERATING EXPENSES:
  Editorial, production and
    circulation ................................         27,141          23,322
  Selling, general and
    administrative .............................         26,230          22,471
  Depreciation and amortization ................          7,233           2,027
                                                       --------        --------
                                                         60,604          47,820
                                                       --------        --------

OPERATING INCOME (LOSS) ........................         (2,308)          4,665
                                                       --------        --------

OTHER INCOME (EXPENSE):
  Interest expense .............................         (6,384)           (662)
  Miscellaneous, net ...........................             36               3
                                                       --------        --------
                                                         (6,348)           (659)
                                                       --------        --------

INCOME (LOSS)BEFORE INCOME TAXES ...............         (8,656)          4,006

PROVISION (BENEFIT)FOR INCOME TAXES ............         (5,820)          1,666
                                                       --------        --------

NET INCOME (LOSS) ..............................       $ (2,836)       $  2,340
                                                       ========        ========


NET INCOME (LOSS) PER SHARE BASIC AND
  DILUTED ......................................       $  (0.12)       $    .11
                                                       ========        ========

AVERAGE NUMBER OF SHARES OUTSTANDING ...........         22,782          21,240
                                                       ========        ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                               ------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                        (Unaudited; Dollars in Thousands)


                                                         March 31,      December 31,
                                                           1999            1998
                                                       -----------      ------------
ASSETS
------

CURRENT ASSETS:
  Cash and equivalents ...........................       $  5,805       $  3,953
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $5,423 and $4,899 ............................         37,199         37,956
  Inventories ....................................          2,926          2,361
  Deferred tax assets ............................         13,207          5,797
  Prepayments, deposits and other ................          8,616          8,086
                                                         --------       --------
                                                           67,753         58,153
                                                         --------       --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings ......................................          6,170          6,170
  Machinery and equipment ........................         70,744         69,730
                                                         --------       --------
                                                           76,914         75,900
  Less: Accumulated depreciation .................         49,353         47,395
                                                         --------       --------
                                                           27,561         28,505
  Land ...........................................            426            426
                                                         --------       --------
                                                           27,987         28,931
                                                         --------       --------

OTHER ASSETS:
  Goodwill, less accumulated
    amortization of $14,624 and $10,129 ..........        336,368        340,706
  Other intangibles, less accumulated
    amortization of $8,038 and $7,828 ............         45,689         46,906
  Investment in joint venture ....................          4,472          4,472
  Miscellaneous ..................................            134            133
                                                         --------       --------
                                                          386,663        392,217
                                                         --------       --------
                                                         $482,403       $479,301
                                                         ========       ========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                               ------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                        (Unaudited; Dollars in Thousands)


                                                         March 31,    December 31,
                                                           1999          1998
                                                       ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Senior debt facility ...........................     $  11,250      $  11,250
  Revolving credit facility ......................        19,000          6,000
  Notes payable ..................................            --          1,000
  Accounts payable ...............................        11,932         10,823
  Income taxes payable ...........................            --          8,059
  Accrued compensation and benefits ..............         6,714          9,644
  Other accrued expenses .........................        14,492         17,522
  Unearned income, principally trade
    show and conference deposits .................        25,758         14,564
                                                       ---------      ---------
                                                          89,146         78,862
                                                       ---------      ---------

LONG-TERM LIABILITIES AND DEFERRED CREDITS:
  Senior debt facility ...........................       285,938        288,750
  Net deferred pension credits ...................        18,007         18,007
  Deferred taxes .................................         5,313          5,313
  Other ..........................................           742            880
                                                       ---------      ---------
                                                         310,000        312,950
                                                       ---------      ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued ...................            --             --
  Common stock ...................................           228            228
  Capital in excess of par value .................        55,050         55,050
  Retained earnings ..............................        28,743         32,262
  Other comprehensive income .....................          (764)           (51)
                                                       ---------      ---------
                                                          83,257         87,489
                                                       ---------      ---------
                                                       $ 482,403      $ 479,301
                                                       =========      =========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                               ------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               --------------------------------------------------
                        (Unaudited; Dollars in Thousands)


                                                           1999          1998
                                                         --------      --------

Net cash used by operating activities ..............     $ (4,888)     $ (1,018)
                                                         --------      --------

Cash flows from investing activities:
  Capital expenditures .............................       (1,013)       (1,128)
  Acquisitions, net of cash ........................         (751)           --
                                                         --------      --------
Net cash used for investing activities .............       (1,764)       (1,128)
                                                         --------      --------

Cash flows from financing activities:
  Repayment of notes payable, net ..................       (1,000)           --
  Increase in notes payable ........................           --           114
  Repayment of Senior debt facility ................       (2,813)           --
  Proceeds from revolving credit facility ..........       13,000            --
  Advances from parent company .....................           --         1,345
  Cash dividends ...................................         (683)           --
                                                         --------      --------
Net cash provided by financing activities ..........        8,504         1,459
                                                         --------      --------

Effect of exchange rate changes on cash ............           --            --
                                                         --------      --------

Net increase in cash and equivalents ...............        1,852          (687)

Cash and equivalents at beginning of period ........        3,953         2,419
                                                         --------      --------
Cash and equivalents at end of period ..............     $  5,805      $  1,732
                                                         ========      ========




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


NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Penton Media, Inc. (formerly known as Penton Publishing, Inc.) and its subsidiaries ("Penton" or the "Company"). The Company was a wholly owned subsidiary of Pittway Corporation ("Pittway" or "Parent Company") until August 7, 1998, when it was spun off as a separate entity.

         The accompanying unaudited interim consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

         Certain reclassifications of previously reported financial information were made to conform to the 1999 presentation.

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 -  SPINOFF FROM PITTWAY AND SUBSEQUENT ACQUISITIONS

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

         In February 1999, the Company acquired the assets of MFG Publishing, Inc., of Beverly, MA, for a total purchase price of up to $2.5 million, of which $0.8 million was paid in cash and the remaining $1.7 million is contingent upon future earnings through the year 2001. MFG is a leading information provider to the enterprise resource planning segment of the manufacturing technology industry.

NOTE 3 - EQUITY INVESTMENT IN JOINT VENTURES

         In November 1998, the Company entered into a joint venture agreement with Alan M. Meckler, Mecklermedia's founder, with respect to the limited liability company Internet.com. Internet.com LLC ("Internet.com") is a network of Web sites that provides news, analysis and information resources for Internet professionals. As part of the acquisition, the Company sold 80.1% of Internet.com to Mr. Meckler. At March 31, 1999, the Company's investment in Internet.com was $4.5 million and ownership interest was 19.0% . The Company has warrants to increase its ownership interest to 27.4%.

NOTE 4 -  RELATIONSHIP AND TRANSACTIONS WITH PITTWAY

         Included in the consolidated statement of income for the three months ended March 31, 1998 is an allocation of corporate expenses in the amount of $0.1 million related to services provided for the Company by Pittway.

NOTE 5 - INVENTORIES

         The LIFO reserve balance of $0.4 at March 31, 1999 and December 31, 1998, respectively, represent the excess of current replacement cost over the LIFO value of inventory, which consists principally of raw materials.

NOTE 6 - DEBT

Credit Agreement:

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

         The credit facility is collateralized by receivables, inventories, equipment and certain real and personal property. Under the terms of the agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring certain additional indebtedness; limits certain investments, advances or loans; and restricts substantial asset sales, capital expenditures and cash dividends.
At March 31, 1999, the Company was in compliance with all loan covenants.

         The revolving loan facility includes a revolving loan and swing loan. The revolving loan requires payment of interest (only) at a Base Rate (determined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1%) or an Adjusted Eurodollar Rate, at the Company's option, plus a rate margin ranging from 1.25% to 3.0% based on the Company's consolidated leverage ratio, as defined. At March 31, 1999, the rate on the revolving loans ranged from 7.69% to 7.72%.

         The swing loan, which permits borrowings up to $5.0 million, requires payment of interest (only) at the Base Rate plus a Base Rate margin ranging from 1.25% to 2.00% based on the Company's consolidated leverage ratio, as defined, less the applicable commitment fee percentage per annum. At March 31, 1999, no amounts were drawn on the swing loan facility.

         The company has agreed to pay a commitment fee of 0.50% on the unused portion of the revolving loan facility commitment. At March 31, 1999, $6.0 million was available under the facility.

         The Term A Loan bears interest at the Base Rate or at an Adjusted Eurodollar Rate, at the Company's option, plus a rate margin ranging from 1.25% to 3.0% based on the Company's consolidated leverage ratio, as defined. Interest is payable monthly; at March 31, 1999, the rate in effect was 7.69%. The loan, which requires quarterly principal payments of $2.5 million in 1999, will mature on June 30, 2005. At March 31, 1999, $172.5 million was outstanding under the Term A Loan.

         The Term B Loan bears interest at the Base Rate plus 2.5% or at the Adjusted Eurodollar Rate plus 3.5%, at the Company's option. Interest is payable monthly; at March 31, 1999, the rate in effect was 8.44%. The loan, which requires quarterly principal payments of $0.3 million and a balloon payment at maturity, will mature on May 31, 2005. At March 31, 1999, $124.7 million was outstanding under the Term B Loan.

Note Payable:

         The short-term note payable at December 31, 1998 of $1.0 million represented foreign indebtedness, was denominated in British pounds and bore interest at the Company's foreign borrowing rate (8.2% at December 31, 1998). The note, plus accrued interest, was paid off in early January 1999.

NOTE 7 - FINANCIAL INSTRUMENTS

         In February 1999, the company entered into an interest rate cap and several swap agreements with several financial institutions, as required under its credit facility, to reduce the impact of changes in interest rates on a portion of its floating rate debt. The notional amounts of the interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The net cash paid for the interest rate cap and various swaps was immaterial and was charged to expense when paid.

         At March 31, 1999, the Company had the following interest rate instruments in effect that provide protection on the three month LIBOR rate upon which the Company's variable rate Term A Loan is based (actual rate paid is LIBOR plus the respective margin):

                                           Notional
                                            Amount           Rate       Period
                                            ------           ----       ------

Interest Rate Cap                          $28,500            8.5%     2/99-2/01
Interest Rate Swaps                        $59,000           5.08%     2/99-2/01


NOTE 8 - NET INCOME PER COMMON SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands) for the quarter ended:

                                                                   March 31,
                                                            --------------------
                                                              1999         1998
                                                              ----         ----

Numerator:
  Net income available to common stockholders               $ (2,836)   $  2,340
                                                            ========    ========

Denominator:
  Denominator for basic earnings per share - weighted
    average shares                                            22,782      21,240
  Effect of dilutive securities:
    Stock options and warrants                                     -           -
                                                            --------    --------
  Denominator for diluted earnings per share - adjusted
    weighted-average shares and assumed conversions           22,782      21,240
                                                            ========    ========


         Due to a loss from operations for the quarter ended March 31, 1999, any potential common stock equivalents would have been antidilutive. Accordingly, they were excluded from the calculation of diluted earnings per share.

NOTE 9 - COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Financial Accounting Standard ("FAS") No. 130, "Reporting Comprehensive Income", effective for the fiscal years beginning after December 15, 1997. FAS 130 requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholders' equity during the period from non-owner sources. Currently, other comprehensive income consists only of foreign currency translation adjustments.

         Total comprehensive income (loss) for the three months ended March 31, 1999 and 1998 was $(3.6) million and $2.3 million, respectively.

Activity in Stockholders' Equity is as follows (dollar amounts in thousands)


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                             Current                   Capital in                      Other
                                          Comprehensive      Common     Excess of    Retained       Comprehensive
                                             Income          Stock      Par Value    Earnings           Income         Total
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                               $  228       $ 55,050     $ 32,262          $  (51)       $ 87,489
-----------------------------------------------------------------------------------------------------------------------------
Dividends                                                                                (683)                           (683)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
-----------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                       $ (2,836)                                   (2,836)                         (2,836)
-----------------------------------------------------------------------------------------------------------------------------
   Foreign currency translation
     Adjustment                                (713)                                                     (713)           (713)
                                           --------        ------       --------     --------          --------      --------
-----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                  $ (3,549)       $  228       $ 55,050     $ 28,743          $ (764)       $ 83,257
                                           --------        ------       --------     --------          --------      --------
-----------------------------------------------------------------------------------------------------------------------------


NOTE 10 - SEGMENT INFORMATION

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

                                                       For the three months ended
                                                               March 31,
                                                       --------------------------
                                                           1999           1998
                                                           ----           ----
Total segment revenues:

         Media Services
              Publishing & Other                        $ 45,273       $ 43,127
              Trade shows & conferences                    7,245          3,503
                                                        --------       --------
                                                          52,518         46,630
                                                        --------       --------

         Printing                                          9,101          9,694
         Direct Mail                                       2,920          2,866
                                                        --------       --------
                                                          64,539         59,190
         Less: intersegment revenues:
              Printing                                    (6,243)        (6,705)
                                                        --------       --------
                                                        $ 58,296       $ 52,485
                                                        ========       ========



Operating Income:

         Media Services
              Publishing & Other                           $ 7,062      $ 8,879
              Trade shows & conferences                     (5,186)        (240)
                                                           -------      -------
                                                             1,876        8,639
                                                           -------      -------

         Printing                                              403          416
         Direct Mail                                           (74)        (246)
         Corporate (previously in Media Services)           (4,513)      (4,144)
                                                           -------      -------
                                                           $(2,308)     $ 4,665
                                                           =======      =======

At March 31, 1999, the Company has disclosed the major components of the Media Services segment because of the significant increase in the trade show and conference component of this segment. The March 31, 1998 components of the Media Services segment have been restated for comparison purposes.

NOTE 11 - SUBSEQUENT EVENTS

         On April 1, 1999, the Company amended its credit agreement to, among other things; (1) increase term loan B by $15.0 million from $125.0 million to $140.0 million, (2) stipulate the allocation of proceeds from any debt or equity offering undertaken by the Company, and (3) amend current covenants to allow for the additional borrowings.

         In April 1999, the Company made an additional equity contribution of $0.4 million to retain its pro rata ownership share of Internet.com. At March 31, 1999, the Company had invested approximately $4.5 million in the joint venture. At March 31, 1999, the company owned a 19.0% interest in Internet.com, with warrants to increase ownership interest to 27.4%. The warrants will expire upon completion of Internet.com's initial public offering, however, the Company intends to exercise the warrants prior to its expiration. On April 15, 1999, Internet.com filed a registration statement for its initial public offering.

         On May 12, 1999 the Company completed a 6,500,000 common share offering of which 6,250,000 of the shares were offered by the Company and 250,000 were offered by existing stockholders. The Company received net proceeds of approximately $115.4 million which will be used to repay debt and for general corporate purposes, including acquisitions. The underwriters have also exercised, but not completed, their option to purchase an additional 180,000 shares from Penton and 795,000 shares from existing stockholders to cover over-allotments. The Company will not receive any proceeds from the shares sold by the selling stockholders.

         In May 1999, the Company completed the acquisition of Jon Peddie Associates ("JDA") of Tiburon, CA., for $1.3 million in cash and future contingent payments of up to $3.0 million tied to future earnings through the year 2001. JDA is an information company that conducts research, publishes market studies and special reports and provides consulting services to the digital media, semiconductor and electronics industries.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

Impact of Acquisitions

         The Company was spun off from Pittway Corporation ("Pittway") and acquired Donohue/Meehan Publishing Company ("DM Publishing") in August 1998; acquired Mecklermedia Corporation ("Mecklermedia") in November 1998; and MFG Publishing in March 1999. As the Company acquires additional companies, its sales mix, market focus, cost structure, operating leverage and the seasonality of the business may change significantly. Consequently, the Company's historical and future results of operations reflect and will reflect the impact of acquisitions, and period-to-period comparisons may not be meaningful in certain respects. Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

RESULTS OF OPERATIONS

REVENUES

         Total revenues, after elimination of intersegment sales, increased $5.8 million, or 11.0%, from $52.5 million to $58.3 million.

         Media services revenues increased $5.9 million, or 12.6%, to $52.5 million. Advertising revenues from Penton's publishing operations accounted for $2.2 million of the increase, due primarily to the following: (1) the DM Publishing acquisition in August 1998; (2) the addition of Boardwatch magazine and Internet World magazine which were part of the Mecklermedia acquisition in November 1998; and (3) the addition of IW Growing Companies who's first issue was not published until the second quarter in 1998. These increases were offset by lower revenues from Electronic Design as compared with the same period in the prior year and the absence of the Fluid Power Handbook & Directory, which was published in the first quarter of 1998, and is published only every other year. Trade show and conference revenues increased $3.7 million, or 106.8%, to 7.2 million. Approximately $2.1 million of the increase was due to the first-time inclusion of the operations of Mecklermedia. In addition, in the first quarter of 1999, Penton held the A/E/C SYSTEMS Information Technology Pavilion at CONEXPO - CON/AGG and the Restaurant Hospitality Kids Marketing conference for the first time, with combined revenues of approximately $0.7 million. Also, revenues for the Wireless Symposium/Portable by Design Conference & Exhibition and revenues from Independent Exhibitions, Ltd., increased $0.3 million and $0.3 million, respectively, over the same prior year period.

         Printing revenues decreased $0.1 million, or 6.1%, bringing total segment revenue to $9.1 million. Sales to external customers remained level at approximately $2.9 million, while intercompany sales decreased $0.1 million to $6.2 million.

         Direct mail revenues were level with prior year.

OPERATING EXPENSES

         Operating expenses for Penton, after elimination of intersegment charges, increased $12.8 million, or 26.7%, from $47.8 million in 1998 to $60.6 million in 1999. As a percentage of revenues, operating costs increased from 91.1% in 1998 to 104.0% in 1999. The increase in percentage was due primarily to the increase in depreciation and amortization related to acquisitions, the change in Penton's goodwill amortization policy for acquired trade shows which reduced the write-off period from 40 years to 20 years, and period costs related to Mecklermedia tradeshows, for which revenues will not be recognized until those trade shows are held in future periods.

EDITORIAL, PRODUCTION AND CIRCULATION:

         Total editorial, production and circulation expenses, after elimination of intersegment charges, grew to $27.1 million in 1999 compared with $23.3 million in 1998, representing an increase of $3.8 million, or 16.4%. As a percentage of revenues, editorial, production and circulation expenses increased from 44.4% in 1998 to 46.6% in 1999.

         Media Services editorial, production and circulation expenses grew $3.7 million, or 18.6%, due to the DM Publishing acquisition in August 1998, which accounted for $0.6 million of the increase, and the Mecklermedia acquisition in November 1998, which accounted for an additional $3.2 million in costs. Costs incurred related to the biennial Fluid Power Handbook and Directory, which was published in the first quarter of 1998, were not incurred in the first quarter of 1999 because the directory is only published every other year.

         Editorial, production and circulation expenses for the Printing segment increased $0.1 million, while costs related to the direct mail segment remained level with the prior year.

SELLING, GENERAL, AND ADMINISTRATIVE

         Total selling, general, and administrative expenses grew $3.8 million, or 16.7%, to $26.2 million. As a percentage of revenues, selling, general and administrative expenses increased from 42.8% in 1998 to 45.0% in 1999.

         Media Services selling, general, and administrative expenses increased $4.0 million, or 18.9%. The increase was due to the DM Publishing acquisition in August 1998, which accounted for $0.6 million of the increase and the Mecklermedia acquisition in November 1998, which accounted for an additional $3.7 million in costs. Costs incurred related to the biennial Fluid Power Handbook and Directory, which was published in 1998, were not incurred in the first quarter of 1999 because the directory is only published every other year.

         Selling, general, and administrative expenses of the printing and the direct mail segments decreased $0.2 million when compared with the prior year.

Depreciation and Amortization

         Depreciation and amortization increased $5.2 million to $7.2 million. The higher expense was primarily the result of the amortization of intangible assets associated with the DM Publishing acquisition in August 1998 of approximately $0.3 million, the Mecklermedia acquisition in November 1998 of approximately $4.5 million, and, beginning with the fourth quarter of 1998, the change in Penton's goodwill amortization policy for acquired trade shows which reduced the write-off period from 40 years to 20 years, which accounted for approximately $0.3 million of additional amortization in the first quarter of 1999 compared to 1998. While this change will negatively impact the reported earnings per share, it will have no impact on either EBITDA or after-tax cash flow.

Operating Income

         Overall, the Company's operating income (loss) for the three months decreased $7.0 million to a loss of $2.3 million from income of $4.7 million in the prior year. Operating income as a percentage of revenue decreased from 8.9% to (4.0)%, due primarily to the increase in depreciation and amortization associated with the Company's acquisitions.

         Media Services operating income decreased $6.8 million, or 78.3%. The first quarter of 1999 was negatively impacted by the period costs of the Mecklermedia trade shows acquired in 1998 and higher amortization expense as noted above.

         Operating income of the Printing segment remained level at $0.4 million for both the first quarter 1999 and 1998.

         The Direct Mail segment recorded an operating loss of $0.1 million compared with an operating loss of $0.2 million for the same period in the prior year.

INTEREST EXPENSE

         Interest expense increased $5.7 million to $6.4 million due to additional borrowings used to finance the DM Publishing acquisition in August 1998 and the Mecklermedia acquisition in November 1998.

EFFECTIVE TAX RATES

         The effective tax rates were 67.2% and 41.6%, for the first quarters of 1999 and 1998, respectively. The Company's acquisition of DM Publishing in August 1998 and Mecklermedia in November 1998 resulted in the recording of goodwill. The amortization of such goodwill is recognized for financial statement purposes but not deductible for tax purposes due to the structure of the purchase transactions. Accordingly, the Company's effective tax rate has increased.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

         Earnings before interest expense, taxes, depreciation and amortization ("EBITDA") is a widely used and commonly reported standard measure utilized by analysts and investors in the analysis of the media industry. EBITDA is not a measure of performance under GAAP because it excludes those items listed above which are significant components in understanding and evaluating the Company's financial performance. However, the following EBITDA information can provide additional information for determining the ability of the company to meet its debt service requirements and for other comparative analyses of the Company's operating performance relative to other media companies. The Company's calculation of EBITDA is as follows (in thousands):

                                                        Three Months Ended March
                                                        ------------------------
                                                           1999           1998
                                                           ----           ----

Net income (loss)                                        $(2,836)       $ 2,340

Interest expense                                           6,384            662
Provision (benefit) for income taxes                      (5,820)         1,666
Depreciation and amortization                              7,233          2,027
Miscellaneous, net                                           (36)            (3)
                                                         -------        -------

EBITDA                                                   $ 4,925        $ 6,692
                                                         =======        =======

         The Company's EBITDA decreased $1.8 million, or 26.4%, to $4.9 million for the three months ended March 31, 1999 from $6.7 million for the three months ended March 31, 1998. Increased period costs of the trade shows acquired in the fourth quarter of 1998 were the primary contributing factors to the decrease in EBITDA.

FOREIGN CURRENCY

         The functional currency of the Company's foreign operations acquired in December 1997 is the local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. Dollars at the rates of exchange on the balance sheet date; income and expense are translated at the average rates of exchange prevailing during the year. There were no significant foreign currency transaction gains or losses during 1998 or the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, cash flow generated by the Company's operations has been used to invest in capital assets, finance acquisitions, and reduce debt. Excess cash was used to pay dividends to Pittway Corporation, its former parent company. The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The principal use of funds consists of payments of principal and interest on its Senior Debt Facility and capital expenditures. Capital expenditures totaled approximately $1.0 million for the quarter ended March 31, 1999. At March 31, 1999, the Company had $6.0 million available under its Revolving Credit Facility. The weighted average interest rate on total debt was 8.0%.

         On August 7, 1998, the Company entered into a five-year, $75.0 million unsecured revolving credit agreement, which includes an option to increase the facility to $100 million. The Company's short-term notes payable were refinanced with this facility, which was also utilized to finance the cash portion of the acquisition price of DM Publishing.

         On November 24, 1998, the Company entered into a credit agreement with several banks under which it could borrow up to $325.0 million. The agreement provides for a revolving loan facility of up to $25.0 million, a long-term loan of $175.0 million (Term Loan A) and a long-term loan of $125.0 million (Term Loan B). The proceeds of this credit agreement were used to repay Penton's debt outstanding under the $75.0 million revolving credit facility obtained at the spinoff date and to purchase Mecklermedia. At March 31, 1999, $ 297.2 million was outstanding under the credit agreement. In April 1999, the Company and the banks amended this agreement to enable the Company to borrow an additional $15.0 million as part of the Term Loan B facility to be effective in April 1999.

         Based upon current and anticipated levels of operations, we believe that our cash on hand and cash flow from operations, combined with borrowings available under our credit facilities, will be sufficient to enable us to meet our current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs. However, actual capital requirements may change, particularly as a result of any acquisitions that we may make. Our ability to meet current and anticipated operating requirements will be dependent upon our future performance, which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. Depending on the nature, size and timing of future acquisitions, we may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities of the Company. We cannot assure you that such additional financing will be available on acceptable terms. Substantially all of our debt bears interest at floating rates. Therefore, our liquidity and financial condition is and will continue to be affected by changes in prevailing interest rates.

SEASONALITY

         Historically, the Company has not experienced significant seasonality in its business. The introduction of trade shows and conferences into the Company's product mix through the acquisitions of Independent Exhibitions, Ltd., and Industrial Shows of America in late 1997, and the acquisition of Mecklermedia in November 1998, has changed the seasonal pattern of revenue and profit, as all three companies have pronounced seasonal patterns in their businesses. The majority of the trade shows owned by Industrial Shows of America and Mecklermedia are held in the second and fourth quarters and, accordingly, the majority of their revenue is recognized in these quarters. Further, the majority of the Independent Exhibitions, Ltd. shows historically have been held in the fourth quarter. Accordingly, the Company anticipates that these acquisitions will have a positive impact on revenue and profit for these quarters.

         The Company may also experience seasonality fluctuations as trade shows and conferences held in one period in the current year may be held in a different period in future years.

INFLATION

         The impact of inflation on the Company's results of operations has not been significant in recent years.

ACCOUNTING CHANGES

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company is required to adopt this statement in the first quarter of 2000. Even though the Company has entered into an interest rate cap and swap agreement, Management does not believe this statement will have a material impact on the Company's business, results of operations or financial condition.

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

Project:

         The first component of the Projects it to identify the internal business systems and non-information-technology systems of the Company and its operating subsidiaries that are susceptible to system failures or processing errors as a result of the Year 2000 issue. This effort is substantially complete with all business systems identified and priorities established for repair or replacement. Those systems considered most critical to continuing operations are being given the highest priority.

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

         As part of the second component of the Project, significant service providers, vendors, suppliers and customers that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably ascertain their state of Year 2000 readiness through questionnaires, inquiries and other available means. Questionnaires which have not been returned are being followed up with second requests and phone calls. This process is progressing according to plan.

Costs:

         It is currently estimated that the aggregate incremental cost of the Company's Project efforts will be approximately $0.3 million to $0.8 million, of which approximately $0.2 million has been spent. These costs are being expensed as they are incurred and are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed to supplement the Company's existing Disaster Recovery Plan. The costs associated with the replacement of computerized systems, hardware or equipment is currently estimated to be approximately $0.5 million, substantially all of which would be capitalized, are not included in the above estimates.

Risks:

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. Our Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

         The Company's Project readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Project readiness program described above are subject to change. Based on the Company's assessment and evaluation of its year 2000 readiness, it believes that the most reasonably likely worst case scenario includes a temporary shut-down of Penton's press operation. We estimate that a one-month stoppage of our publishing operations could lead to a loss of operating income of about $9.4 million.

FORWARD LOOKING STATEMENTS

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Information relative to the Company's market risk sensitive instruments is presented under Item 7a of the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

INTEREST RATE RISK

         Because the Company's obligations under the bank credit agreement bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its long-term debt interest rate exposure, rather than for trading purposes. A 10% increase or decrease in market interest rates that effect the Company's interest rate derivative instruments would not have a material impact on earnings during the next year.

                           PART II. OTHER INFORMATION



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

27.1     Financial Data Schedule

10.1     Penton Media, Inc. 1998 Director Stock Option and Compensation Plan


(B)      REPORTS ON FORM 8-K AND/OR 8-K/A

         Date of Report                     Items Reported
         --------------                     --------------

         February 8, 1999                   Item 2. Acquisition of Assets
                                            Item 7. Financial Information
                                                      and Exhibits

         April 20, 1999                     Item 5. Other Events



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       Penton Media, Inc.
                                             -----------------------------
                                                             (Registrant)




                                          By:       /s/Joseph G. NeCastro
                                             ----------------------------
                                                       Joseph G. NeCastro
                                                  Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

Date:  May 17, 1999

                                  EXHIBIT INDEX


Exhibit
Number   Description of Document
------   -----------------------

27.1     Financial Date Schedule

10.1     Penton Media, Inc. 1998 Director Stock Option and Compensation Plan