Form 10-Q
period 1999-06-30
PENTON MEDIA INC
filed 1999-08-16
CIK 1062441

                       ----------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 12,1999).

                             Common Stock 31,314,277

                               PENTON MEDIA, INC.
                               ------------------
                                    FORM 10-Q
                                    ---------
                           QUARTER ENDED JUNE 30, 1999
                           ---------------------------

                                      INDEX
                                      -----

PART I.     FINANCIAL INFORMATION                                          Page
                                                                           ----
         ITEM 1.  Financial Statements

                 Consolidated Statement of Income -
                     For the Three and Six Months Ended
                     June 30, 1999 and 1998                                  3

                 Consolidated Balance Sheet -
                     As of June 30, 1999 and December 31, 1998             4 - 5

                 Consolidated Statement of Cash Flows -
                     For the Six Months Ended June 30, 1999 and 1998         6

                 Notes to Consolidated Financial Statements               7 - 13

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          14 - 23

         ITEM 3.  Quantitative and Qualitative Disclosure
                  about Market Risk                                         23


PART II.    OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K                          24


      SIGNATURES                                                            24

                                     PENTON MEDIA, INC.
                                     ------------------
                              CONSOLIDATED STATEMENT OF INCOME
                              --------------------------------
                            FOR THE THREE MONTHS AND SIX MONTHS
                            -----------------------------------
                                ENDED JUNE 30, 1999 AND 1998
                                ----------------------------
                  (Unaudited; Dollars in Thousands, Except Per Share Data)

                                        Three Months Ended              Six Months Ended
                                              June 30,                      June 30,
                                       ---------------------        -----------------------
                                        1999          1998            1999           1998
                                       -------       -------        --------       --------
REVENUES                               $84,460       $59,186        $142,756       $111,671
                                       -------       -------        --------       --------

OPERATING EXPENSES:
  Editorial, production and
    circulation                         32,112        26,849          59,253         50,171
  Selling, general and
    administrative                      29,688        23,299          55,918         45,770
  Depreciation and amortization          7,193         2,129          14,426          4,156
                                       -------       -------        --------       --------
                                        68,993        52,277         129,597        100,097
                                       -------       -------        --------       --------

OPERATING INCOME                        15,467         6,909          13,159         11,574
                                       -------       -------        --------       --------

OTHER INCOME (EXPENSE):
  Interest expense                      (6,212)         (691)        (12,596)        (1,353)
  Miscellaneous, net                       420            82             456             85
                                       -------       -------        --------       --------
                                        (5,792)         (609)        (12,140)        (1,268)
                                       -------       -------        --------       --------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                 9,675         6,300           1,019         10,306

Provision for income taxes               6,511         2,619             691          4,285
                                       -------       -------        --------       --------

INCOME BEFORE EXTRAORDINARY ITEM         3,164         3,681             328          6,021
                                       -------       -------        --------       --------

Extraordinary item - early
  extinguishment of debt (net
  of applicable income taxes
  of $1,437)                             2,156            --           2,156             --
                                       -------       -------        --------       --------

NET INCOME (LOSS)                      $ 1,008       $ 3,681        $ (1,828)      $  6,021
                                       =======       =======        ========       ========

EARNINGS PER COMMON SHARE
(Basic and Diluted):
  Income before
    extraordinary item                 $  0.12       $  0.17        $   0.01       $   0.28
  Extraordinary item                     (0.08)           --           (0.08)            --
                                       -------       -------        --------       --------
  Net income (loss)                    $  0.04       $  0.17        $  (0.07)      $   0.28
                                       =======       =======        ========       ========

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING          27,018        21,240          24,900         21,240
                                       =======       =======        ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                PENTON MEDIA, INC.
                                ------------------
                            CONSOLIDATED BALANCE SHEET
                            --------------------------
                         (Unaudited; Dollars in Thousands)

                                                        June 30,      December 31,
                                                          1999            1998
                                                        --------      ------------
ASSETS
------

CURRENT ASSETS:
  Cash and equivalents                                  $  7,516        $  3,953
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $5,651 and $4,899                                     42,855          37,956
  Inventories                                              2,289           2,361
  Deferred tax assets                                      9,059           5,797
  Prepayments, deposits and other                          8,175           8,086
                                                        --------        --------
                                                          69,894          58,153
                                                        --------        --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings                                                6,170           6,170
  Machinery and equipment                                 75,518          69,730
                                                        --------        --------
                                                          81,688          75,900
  Less: Accumulated depreciation                          52,843          47,395
                                                        --------        --------
                                                          28,845          28,505
  Land                                                       426             426
                                                        --------        --------
                                                          29,271          28,931
                                                        --------        --------

OTHER ASSETS:
  Goodwill, less accumulated
    amortization of $18,745 and $10,129                  406,871         340,706
  Other intangibles, less accumulated
    amortization of $9,159 and $7,828                     47,399          46,906
  Investments                                             68,885           4,472
  Miscellaneous                                              245             133
                                                        --------        --------
                                                         523,400         392,217
                                                        --------        --------

                                                        $622,565        $479,301
                                                        ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                PENTON MEDIA, INC.
                                ------------------
                            CONSOLIDATED BALANCE SHEET
                            --------------------------
                         (Unaudited; Dollars in Thousands)

                                                         June 30,     December 31,
                                                           1999           1998
                                                         --------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Senior debt facility                                   $  8,504       $ 11,250
  Revolving credit facility                                15,500          6,000
  Notes payable                                               500          1,000
  Accounts payable                                          8,096         10,823
  Income taxes payable                                         --          8,059
  Accrued compensation and benefits                         6,979          9,644
  Other accrued expenses                                   11,974         17,522
  Unearned income, principally trade
    show and conference deposits                           20,972         14,564
                                                         --------       --------
                                                           72,525         78,862
                                                         --------       --------

LONG-TERM LIABILITIES AND DEFERRED CREDITS:
  Senior debt facility                                    222,236        288,750
  Net deferred pension credits                             18,007         18,007
  Deferred taxes                                           29,700          5,313
  Other                                                       817            880
                                                         --------       --------
                                                          270,760        312,950
                                                         --------       --------

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued                                 --             --
  Common stock                                                313            228
  Capital in excess of par value                          214,610         55,050
  Retained earnings                                        28,812         32,262
  Other comprehensive income                               35,545            (51)
                                                         --------       --------
                                                          279,280         87,489
                                                         --------       --------
                                                         $622,565       $479,301
                                                         ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                               ------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 -----------------------------------------------
                        (Unaudited; Dollars in Thousands)

                                                           1999           1998
                                                           ----           ----
Net cash provided by (used for)
 operating activities                                    $ (3,191)      $ 6,082
                                                         --------       -------

Cash flows from investing activities:
  Capital expenditures                                     (2,162)       (2,931)
  Acquisitions                                            (43,100)           --
  Investment in internet.com                               (3,446)           --
                                                         --------       -------
Net cash used for investing activities                    (48,708)       (2,931)
                                                         --------       -------

Cash flows from financing activities:
   Proceeds from revolving credit facility                  9,500            --
   Proceeds from term B senior debt                        15,000            --
   Repayment of senior debt facility                      (84,261)           --
   Repayment of notes payable                              (1,000)           --
   Payment of finance fees                                 (1,033)           --
   Proceeds from equity offering, net                     118,644            --
   Advances to parent company                                  --        (3,699)
   Dividends paid                                          (1,366)           --
                                                         --------       -------
Net cash provided by (used for)
 financing activities                                      55,484        (3,699)
                                                         --------       -------

Effect of exchange rate changes on cash                       (22)          (21)
                                                         --------       -------

Net increase (decrease) in cash and equivalents             3,563          (569)

Cash and equivalents at beginning of period                 3,953         2,419
                                                         --------       -------
Cash and equivalents at end of period                    $  7,516       $ 1,850
                                                         ========       =======

Supplemental disclosure of non cash investing and financing activities:

In conjunction with the acquisition of New Hope, the Company issued 2.1 million common shares valued at $41.0 million in consideration. In addition, the Company marked to market it investment in internet.com for approximately $61.0 million. The foregoing transactions did not provide for or require the use of cash.

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

      In addition to the acquisition of DM Publishing, the Company, pursuant to an Agreement and Plan of Merger, completed its cash tender offer for all of the outstanding shares of Mecklermedia Corporation ("Mecklermedia") on November 24, 1998. In connection with the acquisition, each Mecklermedia shareholder received $29.00 in cash for each share of common stock owned. The total value of the transaction was $273.8 million, and it was funded with the net proceeds available from the credit agreement dated November 24, 1998

(See Note 8). The transaction was accounted for as a purchase and, accordingly, the operating results of Mecklermedia have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $242.5 million is being amortized over 20 years.

         In February 1999, the Company acquired the assets of MFG Publishing, Inc., of Beverly, MA, for a total purchase price of up to $2.5 million, of which $0.8 million was paid in cash and the remaining $1.7 million is contingent upon future earnings through the year 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $0.4 million is being amortized over 40 years. MFG is a leading information provider to the enterprise resource planning segment of the manufacturing technology industry.

         In May 1999, the Company completed the acquisition of Jon Peddie Associates ("Jon Peddie") of Tiburon, CA., for $1.3 million in cash and future contingent payments of up to $3.0 million tied to future earnings through the year 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $1.0 million is being amortized over 40 years. Jon Peddie is an information company that conducts research, publishes market studies and special reports and provides consulting services to the digital media, semiconductor and electronics industries.

         In May 1999, pursuant to an Asset Purchase Agreement, the Company acquired substantially all of the assets of New Hope Communications Inc. ("New Hope"). In full consideration for the transfer of the assets, the Company agreed to pay a total purchase price of up to $97.0 million to New Hope. The purchase price was comprised of: (i) $41.0 million in cash and $41.0 million (2,102,564 shares) of Company stock, both of which were paid at the closing, and (ii) a contingent payment of up to $15.0 million to be paid half in cash and half in stock, if earned, based on the performance of New Hope for the fiscal years 1999, 2000 and 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $74.0 million is being amortized over periods ranging from 20 to 40 years.

NOTE 3 -  OFFERING

         In May, 1999 the Company completed a 6,500,000 common share offering of which 6,250,000 of the shares were offered by the Company and 250,000 were offered by existing stockholders. The underwriters also exercised their option to purchase an additional 180,000 shares from Penton and 795,000 shares from existing stockholders to cover over-allotments. The Company received net proceeds of approximately $118.6 million which was used to repay debt and for general corporate purposes, including the acquisition of New Hope. The Company did not receive any proceeds from the shares sold by the selling stockholders.

NOTE 4  -  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The following unaudited supplemental pro forma operating data is presented for the six months ended June 30, 1999 as if each of the following transactions had occurred on January 1, 1999: (i) the acquisition of MFG Publishing Inc. in February 1999; (ii) the addition of $15 million in term B loans in April 1999; (iii) the sale by Penton of 6,430,000 common shares in May 1999; and (iv) the acquisition of New Hope in May 1999.

         The following unaudited supplemental pro forma operating data is presented for the six months ended June 30, 1998 as if each of the following transactions had occurred on January 1, 1998: (i) the acquisition of DM Publishing in August 1998; (ii) the issuance of 1,541,638 shares of common stock for the acquisition of DM Publishing (iii) the acquisition of Mecklermedia in November 1998; (iv) the sale of an 80.1%interest in internet.com to Alan M. Meckler in November 1998; (v) the acquisition of MFG Publishing Inc. in February 1999; (vi) the addition of $15 million in term B loans in April 1999; (vii) the sale by Penton of 6,430,000 common shares in May 1999 and (viii) the acquisition of New Hope in May 1999.

                                                             Six Months Ended June 30,
                                                   (Dollars in Thousands, Except Per Share Data)
                                                              1999              1998
                                                              ----              ----
         Pro forma revenues                                 $158,939          $163,343
                                                            ========          ========

         Pro forma income before extraordinary item         $  4,675          $  3,599
                                                            ========          ========

         Pro forma net income applicable
             to common shareholders                         $  2,519          $  3,599
                                                            ========          ========

         Per share data:
            Earnings per common share - basic and diluted:
                Income before extraordinary item            $   0.15          $   0.11
                Extraordinary item                             (0.07)               --
                                                            --------          --------
                Net income                                  $   0.08          $   0.11
                                                            ========          ========

         The 1999 and 1998 pro forma information above does not include the operations of Jon Peddie Associates as the impact of the transaction is immaterial to such information.

NOTE 5 - INVESTMENTS

         In November 1998, the Company entered into a joint venture agreement with Alan M. Meckler, Mecklermedia's founder, with respect to the limited liability company internet.com, which was part of Mecklermedia. Internet.com LLC ("internet.com") is a network of Web sites that provides news, analysis and information resources for Internet professionals. As part of the Company's acquisition of Mecklermedia in November 1998, the Company sold 80.1% of internet.com to Mr. Meckler.

         In April 1999, the Company made an additional equity contribution of $0.4 million to retain its pro rata ownership share of internet.com., and, in June 1999, the Company paid $3.0 million to exercise its warrant to increase its ownership interest in internet.com from 19.0% to 27.4%.

         On June 23, 1999, internet.com completed its initial public offering at $14.0 per share and Penton was issued 5,483,383 shares, retaining a 23.4% interest. At June 30, 1999 the Company marked to market its investment at $12.56 per share, the closing price of internet.com on that date. As the Company has little ability to exercise significant influence over internet.com, it records its investment utilizing accounting for marketable investments and accordingly, the Company increased its investment by approximately $61.0 million and recorded a corresponding increase to long-term deferred taxes of $24.4 million and other comprehensive income of $36.6 million. In July 1999, the Company sold 510,000 shares of internet.com stock as part of internet.com's offering over-allotment option and reduced its ownership interest to 21.25%.

NOTE 6 -  RELATIONSHIP AND TRANSACTIONS WITH PITTWAY

         Included in the 1998 consolidated statements of income is an allocation of corporate expenses related to services provided to the Company by Pittway. Certain of the Company's employees participated in Pittway's 1990 Stock Awards Plan, for which Pittway has allocated costs to the Company totaling $1.2 million for the six months ended June 30, 1998. No Stock Award costs were allocated for the three months ended June 30, 1998. Other allocated costs from Pittway to the Company totaled $0.1 million for the six months and three months ended June 30, 1998, respectively.

NOTE 7 - INVENTORIES

         The LIFO reserve balance of $0.5 million at June 30, 1999 and $0.4 million at December 31, 1998, represent the excess of current replacement cost over the LIFO value of inventory, which consists principally of raw materials.

NOTE 8 - DEBT

Credit Agreement:

         On November 24, 1998, the Company entered into a credit agreement with several banks under which it may borrow up to $325.0 million. The agreement provides for a revolving loan facility of up to $25.0 million, a long-term loan of $175.0 million ("Term A Loan") and a long-term loan of $125.0 million ("Term B Loan"). The proceeds of the new facility were used to repay the Company's debt outstanding under a $75.0 million revolving credit facility obtained at the spinoff date and to purchase Mecklermedia.

         The credit facility is collateralized by receivables, inventories, equipment and certain real and personal property. Under the terms of the agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring certain additional indebtedness; limits certain investments, advances or loans; and restricts substantial asset sales, capital expenditures and cash dividends. At June 30, 1999, the Company was in compliance with all loan covenants.

         On March 31, 1999, the Company amended its credit agreement to, among other things; (1) increase term loan B by $15.0 million from $125.0 million to $140.0 million, (2) stipulate the allocation of proceeds from any debt or equity offering undertaken by the Company, and (3) amend current covenants to allow for the additional borrowings.

         In May 1999, the Company recognized a non-cash extraordinary charge of approximately $2.2 million ($0.08 per share), net of approximately $1.4 million in taxes, for the write-off of deferred finances upon the extinguishment of part of the outstanding senior debt with the proceeds from the 6,430,000 common stock offering.

         The revolving loan facility includes a revolving loan and swing loan. The revolving loan requires payment of interest (only) at a Base Rate (determined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1%) or an Adjusted Eurodollar Rate, at the Company's option, plus a rate margin ranging from 1.25% to 3.0% based on the Company's consolidated leverage ratio, as defined. At June 30, 1999, $13.0 million was outstanding under the revolving loan facility with interest rates ranging from 7.68% to 9.5%.

         The swing loan, which permits borrowings up to $5.0 million, requires payment of interest (only) at the Base Rate plus a Base Rate margin ranging from 1.25% to 2.00% based on the Company's consolidated leverage ratio, as defined, less the applicable commitment fee percentage per annum. At June 30, 1999, $2.5 million was outstanding under the swing loan facility with interest at 9.0%.

         The company has agreed to pay a commitment fee of 0.50% on the unused portion of the revolving loan facility commitment. At June 30, 1999, $9.5 million was available under the facility.

         The Term A Loan bears interest at the Base Rate or at an Adjusted Eurodollar Rate, at the Company's option, plus a rate margin ranging from 1.25% to 3.0% based on the Company's consolidated leverage ratio, as defined. Interest is payable monthly; at June 30, 1999, the rate in effect was 7.96%. The loan, which requires quarterly principal payments of $1.9 million for the remainder of 1999, will mature on June 30, 2005. At June 30, 1999, $126.8 million was outstanding under the Term A Loan.

         The Term B Loan bears interest at the Base Rate plus 2.5% or at the Adjusted Eurodollar Rate plus 3.5%, at the Company's option. Interest is payable monthly; at June 30, 1999, the rate in effect was 8.71%. The loan, which requires quarterly principal payments of $0.3 million and a balloon payment at maturity, will mature on May 31, 2005. At June 30, 1999, $103.9 million was outstanding under the Term B Loan.

Note Payable:

         The short-term note payable at December 31, 1998 of $1.0 million represented foreign indebtedness, was denominated in British pounds and bore interest at the Company's foreign borrowing rate (8.2% at December 31, 1998). The note, plus accrued interest, was paid off in early January 1999.

         In connection with the acquisition of New Hope, the Company issued a note payable in the amount of $0.5 million to New Hope's Chief Executive Officer and primary shareholder. The note is due in total on September 24, 1999, and bears interest at 4.9%.

NOTE 9 - FINANCIAL INSTRUMENTS

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

         At June 30, 1999, the Company had the following interest rate instruments in effect that provide protection on the three month LIBOR rate upon which the Company's variable rate Term A Loan is based (actual rate paid is LIBOR plus the respective margin):

                               Notional
                                Amount             Rate              Period
                                ------             ----              ------
       Interest Rate Cap        $28,500            8.50%            2/99-2/01
       Interest Rate Swaps      $59,000            5.08%            2/99-2/01

NOTE 10 - NET INCOME PER COMMON SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands) for the three months and six months ended June 30, 1999 and 1998:

                                                          Three Month Period       Six Month Period
                                                            Ended June 30,          Ended June 30,
                                                            --------------          --------------
                                                           1999        1998        1999        1998
                                                           ----        ----        ----        ----
Numerator:
  Net income (loss) available to common stockholders     $ 1,008     $ 3,681     $(1,828)    $ 6,021
                                                         =======     =======     =======     =======

Denominator: (Number of shares)
  Basic - average shares outstanding                      27,018      21,240      24,900      21,240
  Effect of dilutive securities:
    Stock options                                            191          --          --          --
                                                         -------     -------     -------     -------
  Diluted - average shares outstanding                    27,209      21,240      24,900      21,240
                                                         =======     =======     =======     =======

         Due to the net loss for the six month period ended June 30, 1999, any potential common stock equivalents would have been antidilutive. Accordingly, they were excluded from the calculation of diluted earnings per share.

NOTE 11 - COMPREHENSIVE INCOME

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

         Total comprehensive income for the six months ended June 30, 1999 and 1998 was $33.8 million and $6.0 million, respectively.

Activity in Stockholders' Equity is as follows (dollar amounts in thousands)

                                                                                         Accumulated
                                      Current                 Capital in                    Other
                                   Comprehensive    Common    Excess of     Retained    Comprehensive
                                       Income       Stock     Par Value     Earnings        Income         Total
                                   -------------    ------    ----------    --------    -------------     --------
Balance at December 31, 1998                         $228      $ 55,050      $ 32,262      $   (51)       $ 87,489
Dividends                                                                      (1,622)                      (1,622)
Common stock offering                                  64       118,581                                    118,645
Issuance of New Hope shares                            21        40,979                                     41,000
Comprehensive Income:
   Net income (loss)                  $(1,828)                                 (1,828)                      (1,828)
   Unrealized gain on securities
     Reported at Fair Value            36,580                                               36,580          36,580
   Foreign currency translation
     Adjustment                          (984)                                                (984)           (984)
                                      -------        ----      --------      -------       -------        --------
Balance at June 30, 1999              $33,768        $313      $214,610      $28,812       $35,545        $279,280
                                      =======        ====      ========      =======       =======        ========

NOTE 12 - SEGMENT INFORMATION

         The Company has three reportable segments: Media Services, Printing and Direct Mail. The segments are based on the Company's internal organization and are managed separately due to inherent differences in the nature of these businesses.

         The Media Services segment serves specific industries and broad markets with integrated product offerings including trade magazines, trade shows and conferences, directories, direct mail lists and a variety of other products and services. Revenues of this segment are generated primarily from magazine advertising and trade show booth rentals. The Printing segment prints magazines, catalogs, brochures and direct mail pieces for the Media Services segment and outside commercial customers. The Direct Mail segment serves primarily the pharmaceutical and business services markets with the ability to design, produce, print and mail direct mail marketing campaigns. (unaudited; dollars in thousands)

                                                        Three Months Ended             Six Months Ended
                                                             June 30,                      June 30,
                                                      ---------------------        -----------------------
                                                        1999          1998           1999           1998
                                                        ----          ----           ----           ----
Total segment revenues:

         Media Services:
             Publishing & Other                       $51,700       $46,219        $ 96,973       $ 89,346
             Trade shows & conferences                 27,093         6,414          34,338          9,917
                                                      -------       -------        --------       --------
                                                       78,793        52,633         131,311         99,263

         Printing                                       9,122        10,387          18,223         20,081
         Direct Mail                                    3,139         3,577           6,059          6,443

         Less: intersegment revenues:                  (6,594)       (7,411)        (12,837)       (14,116)
                                                      -------       -------        --------       --------
                                                      $84,460       $59,186        $142,756       $111,671
                                                      =======       =======        ========       ========

Operating Income:

         Media Services:
             Publishing & Other                       $ 9,280       $ 9,541        $ 16,342       $ 18,420
             Trade shows & conferences                  9,309           908           4,123            668
                                                      -------       -------        --------       --------
                                                       18,589        10,449          20,465         19,088
                                                      -------       -------        --------       --------

         Printing                                         769            64           1,172            480
         Direct Mail                                       (7)          (66)            (81)          (312)
         Corporate (previously in Media Services)      (3,884)       (3,538)         (8,397)        (7,682)
                                                      -------       -------        --------       --------
                                                      $15,467       $ 6,909        $ 13,159       $ 11,574
                                                      =======       =======        ========       ========

         For the three months and six months ended June 30, 1999, the Company has disclosed the major components of the Media Services segment because of the significant increase in the trade show and conference component of this segment. The three months and six months ended June 30, 1998 components of the Media Services segment have been restated for comparison purposes.

NOTE 13 - SUBSEQUENT EVENTS

         In July 1999, the Company sold 510,000 shares of internet.com stock as part internet.com's initial public offering over-allotment option. The Company received cash, net of expenses, of approximately $6.6 million and recognized a gain of approximately $5.9 million.

         The Company is in the process of refinancing its senior debt facility. The new facility will lower the Company's effective interest rate and provide greater flexibility to complete future acquisitions. If the refinancing is completed as planned, the Company would take an additional non-cash extraordinary charge of approximately $6.5 million, net of taxes, in the third quarter of 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

Impact of Acquisitions

         The Company was spun off from Pittway Corporation ("Pittway") and acquired Donohue/Meehan Publishing Company ("DM Publishing") in August 1998; acquired Mecklermedia Corporation ("Mecklermedia") in November 1998; MFG Publishing Inc. ("MFG") in February 1999; Jon Peddie Associates ("Jon Peddie") in May 1999 and New Hope Communications Inc. ("New Hope") in May 1999. As the Company acquires additional companies, its sales mix, market focus, cost structure, operating leverage and the seasonality of the business may change significantly. Consequently, the Company's historical and future results of operations reflect and will reflect the impact of acquisitions, and period-to-period comparisons may not be meaningful in certain respects. Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1998 (UNAUDITED)

REVENUES

         Total revenues, after elimination of intersegment sales, increased $25.3 million, or 42.7%, from $59.2 million to $84.5 million.

         Media Services revenues increased $26.2 million, or 49.7%, to $78.8 million. Advertising revenues from Penton's publishing operations accounted for $8.1 million of the increase, due primarily to the following: (i) the DM Publishing acquisition in August 1998; (ii) the addition of Boardwatch magazine and Internet World magazine which were part of the Mecklermedia acquisition in November 1998; (iii) ) the addition of Delicious, Expansion Management, Health & Nutrition Breakthroughs, Natural Foods Merchandiser, and Nutrition Science News magazines which were part of the New Hope acquisition in May 1999, and (iv) the addition of IW Growing Companies, the first issue of which was not published until the second quarter in 1998. These increases were offset by lower revenues from Electronic Design as compared with the same period in the prior year due to a slowdown in the electronics market, and the absence of the Fluid Power Handbook & Directory, which was published in the first quarter of 1998, and is published every other year. Trade show and conference revenues increased $20.7 million, or 322.4%, to 27.1 million. Approximately $21.3 million of the increase was due to the first-time inclusion of the operations of Mecklermedia.

         Printing revenues decreased $1.3 million, or 12.2%, bringing total segment revenue to $9.1 million. Sales to external customers decreased $0.4 million, or 15.1%, to $2.5 million, while intercompany sales decreased $0.8 million, or 11.0%, to $6.6 million.

         Direct mail revenues decreased $0.4 million, or 12.2%, when compared with the same prior year period.

OPERATING EXPENSES

         Operating expenses for Penton, after elimination of intersegment charges, increased $16.7 million, or 32.0%, from $52.3 million in 1998 to $69.0 million in 1999. As a percentage of revenues, operating costs decreased from 88.3% in 1998 to 81.7% in 1999. The improvement in operating expenses as a percentage of revenues is due primarily to higher margins earned on acquired trade shows which were held in the second quarter of 1999. These improvements were offset by the increase in depreciation and amortization related to acquisitions and the change in Penton's goodwill amortization policy for acquired trade shows which reduced the write-off period from 40 years to 20 years.

Editorial, Production and Circulation

         Total editorial, production and circulation expenses, after elimination of intersegment charges, grew to $32.1 million in 1999 compared with $26.8 million in 1998, representing an increase of $5.3 million, or 19.6%. As a percentage of revenues, editorial, production and circulation expenses decreased from 45.4% in 1998 to 38.0% in 1999. The decrease is due primarily to the acquisition of DM Publishing in August 1998 and higher margins earned on the Meckler trade shows which were held in the second quarter of 1999.

         Media Services editorial, production and circulation expenses grew $6.0 million, or 25.8%, due to the DM Publishing acquisition in August 1998, which accounted for $0.7 million of the increase, the Mecklermedia acquisition in November 1998, which accounted for an additional $5.7 million in costs, and the New Hope acquisition in May 1999, which accounted for $0.8 of the increase. Costs incurred related to the biennial Fluid Power Handbook and Directory, which was published in the first quarter of 1998, were not incurred in 1999 because the directory is published every other year. In addition, costs related to the Company's core publishing operations decreased due to advertising slowdowns primarily in the electronics and computer markets.

         Editorial, production and circulation expenses for the Printing segment decreased $0.3 million, or 26.3%, while costs related to the direct mail segment decreased $0.4 million, when compared with the prior year.

Selling, General, and Administrative

         Total selling, general, and administrative expenses grew $6.4 million, or 27.4%, to $29.7 million. As a percentage of revenues, selling, general and administrative expenses decreased from 39.4% in 1998 to 35.2% in 1999. The improvement in percentage of revenues is due largely to the addition of trade shows to the Company's product mix.

         Media Services selling, general, and administrative expenses increased $6.2 million, or 33.8%. The increase was due to the DM Publishing acquisition in August 1998, which accounted for $0.6 million of the increase; the Mecklermedia acquisition in November 1998, which accounted for an additional $5.8 million in costs, and the acquisition of New Hope in May 1999 which contributed $0.9 million of additional costs. Costs incurred related to the biennial Fluid Power Handbook and Directory, which was published in 1998, were not incurred in 1999 because the directory is published every other year. In addition, costs related to the Company's core publishing operations decreased due to advertising slowdowns in the computer, electronics and telecommunications markets.

         Selling, general, and administrative expenses of the printing and the direct mail segments decreased $0.1 million when compared with the prior year.

Depreciation and Amortization

         Depreciation and amortization increased $5.1 million, or 237.9%, to $7.2 million. The higher expense was primarily the result of the amortization of intangible assets associated with the DM Publishing acquisition in August 1998 of approximately $0.3 million, the Mecklermedia acquisition in November 1998 of approximately $4.5 million; the New Hope acquisition in May 1999 of approximately $0.3 million, and, beginning with the fourth quarter of 1998, the change in Penton's goodwill amortization policy for acquired trade shows which reduced the write-off period from 40 years to 20 years, which accounted for approximately $0.3 million of additional amortization in the second quarter of 1999 compared to 1998. These increases were offset by decreases in amortization and depreciation at both the printing and direct mail segments when compared to the same prior year period.

OPERATING INCOME

         Overall, the Company's operating income for the three months increased $8.6 million, or 123.9%, to $15.5 million from $6.9 million in the prior year. Operating income as a percentage of revenue increased from 11.7% to 18.3%, due primarily to the increased margins associated with the trade shows acquired during the second half of 1998. These improvements were offset by the increase in depreciation and amortization associated with those acquisitions.

         Media Services operating income increased $8.1 million, or 77.9%. Operating income from Penton's trade show and conference operations increased $8.4 due to the acquisition of Mecklermedia in November 1998. Publishing operating income decreased $0.3 million, or 2.7%, due to advertising slowdowns primarily in the electronics and computer markets.

         Operating income of the Printing segment increased $0.7 million to $0.8 million for the three months ended June 30, 1999 when compared with the same prior year period.

         Direct Mail operating income increased $0.1 million to a breakeven level, compared with the same period in the prior year.

INTEREST EXPENSE

         Interest expense increased $5.5 million to $6.2 million due to additional borrowings used to finance the DM Publishing acquisition in August 1998; the Mecklermedia acquisition in November 1998; the MFG acquisition in February 1999 and the Jon Peddie acquisition in May 1999.

EFFECTIVE TAX RATES

         The effective tax rates were 67.3% and 41.6%, for the second quarters of 1999 and 1998, respectively. The Company's acquisition of DM Publishing in August 1998 and Mecklermedia in November 1998 resulted in the recording of goodwill. The amortization of such goodwill is recognized for financial statement purposes but not deductible for tax purposes due to the structure of these two purchase transactions. Accordingly, the Company's effective tax rate has increased.

EXTRAORDINARY ITEM

         The extraordinary item, which aggregated $2.2 million, net of $1.4 million in taxes, for the three months ended June 30, 1999, related to the write-off of unamortized deferred finance costs associated with the partial pay-down of senior debt with the proceeds from the common stock offering completed in May 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)

REVENUES

         Total revenues, after elimination of intersegment sales, increased $31.1 million, or 27.8%, from $111.7 million to $142.8 million.

         Media services revenues increased $32.0 million, or 32.3%, to $131.3 million. Advertising revenues from Penton's publishing operations accounted for $7.6 million of the increase, due primarily to the following: (i) the addition of Baking Management, Convenience Store Decisions and Modern Baking magazines which were part of the DM Publishing acquisition in August 1998; (ii) the addition of Boardwatch magazine and Internet World magazine which were part of the Mecklermedia acquisition in November 1998; (iii) the addition of Delicious, Expansion Management, Health & Nutrition Breakthroughs, Natural Foods Merchandiser, and

Nutrition Science News magazines which were part of the New Hope acquisition in May 1999, and (iv) the addition of IW Growing Companies, the first issue of which was not published until the second quarter of 1998. These increases were offset by lower revenues from Electronic Design as compared with the same period in the prior year due to a slowdown in the electronics market, and the absence of the Fluid Power Handbook & Directory, which was published in the first quarter of 1998, and is published every other year. Trade show and conference revenues increased $24.4 million, or 246.3%, to $34.3 million. Approximately $23.4 million of the increase was due to the first-time inclusion of the operations of Mecklermedia. In addition, in the first quarter of 1999, Penton held the A/E/C SYSTEMS Information Technology Pavilion at CONEXPO - CON/AGG and the Restaurant Hospitality Kids Marketing conference for the first time, with combined revenues of approximately $0.6 million. Also, revenues for the Wireless Symposium/Portable by Design Conference & Exhibition increased $0.3 million over the same prior year period.

         Printing revenues decreased $1.9 million, or 9.3%, bringing total segment revenue to $18.2 million. Sales to external customers decreased $0.6 million or 9.7% to $5.4 million, while intercompany sales decreased $1.3 million, or 9.1%, to $12.8 million.

         Direct mail revenues decreased $0.4 million or 6.0% over the same prior year period.

OPERATING EXPENSES

         Operating expenses for Penton, after elimination of intersegment charges, increased $29.5 million, or 29.5%, from $100.1 million in 1998 to $129.6 million in 1999. As a percentage of revenues, operating costs increased from 89.6% in 1998 to 90.8% in 1999. The increase in percentage was due primarily to the increase in depreciation and amortization related to the acquisitions in the second half of 1998 and the first half of 1999 and to the change in Penton's goodwill amortization policy for acquired trade shows which reduced the write-off period from 40 years to 20 years.

Editorial, Production and Circulation

         Total editorial, production and circulation expenses, after elimination of intersegment charges, grew to $59.3 million in 1999 compared with $50.2 million in 1998, representing an increase of $9.1 million, or 18.1%. As a percentage of revenues, editorial, production and circulation expenses decreased from 44.9% in 1998 to 41.5% in 1999. The decrease is due largely to the acquisition of DM Publishing in August 1998; higher margins earned from the Mecklermedia trade shows which were acquired in November 1998, and to production improvements.

         Media Services editorial, production and circulation expenses grew $9.3 million, or 21.2%, due to the DM Publishing acquisition in August 1998, which accounted for $1.4 million of the increase; the Mecklermedia acquisition in November 1998, which accounted for an additional $8.9 million in costs, and the New Hope acquisition in May 1999, which accounted for an additional $1.3 million in costs. These costs were offset by costs incurred related to the biennial Fluid Power Handbook and Directory, which was published in the first quarter of 1998, were not incurred in 1999 because the directory is published every other year. In addition, costs related to the Company's core publishing operations were down due to the advertising slowdowns primarily in the electronics and computer markets.

         Editorial, production and circulation expenses for the Printing segment decreased $0.8 million, or 25.2%, while costs related to the direct mail segment decreased $0.5 million, or 10.8%. These decreases were due to lower sales volume and cost cutting measures implemented by the Company.

Selling, General, and Administrative

         Total selling, general, and administrative expenses grew $10.1 million, or 22.2%, to $55.9 million. As a percentage of revenues, selling, general and administrative expenses decreased from 41.0% in 1998 to 39.2% in 1999. The improvement in percentage of revenue is largely due to the addition of trade shows and conferences to the Company's product mix.

         Media Services selling, general, and administrative expenses increased $9.7 million, or 27.9%. The increase was due to the DM Publishing acquisition in August 1998, which accounted for $1.3 million of the increase; the Mecklermedia acquisition in November 1998, which accounted for an additional $9.5 million in costs, and the acquisition of New Hope in May 1999 which contributed $0.9 of additional costs. Costs incurred related to the biennial Fluid Power Handbook and Directory, which was published in the first quarter of 1998, were not incurred in 1999 because the directory is published every other year. In addition, costs related to the Company's core publishing operations decreased due to advertising slowdowns primarily in the electronics and computer markets.

         Selling, general, and administrative expenses of the printing segment decreased $0.2 million while expenses for the direct mail segment decreased $0.1 million when compared with the prior year.

Depreciation and Amortization

         Depreciation and amortization increased $10.3 million, or 247.1%, to $14.4 million. The higher expense was primarily the result of the amortization of intangible assets associated with the DM Publishing acquisition in August 1998 of approximately $0.5 million; the Mecklermedia acquisition in November 1998 of approximately $8.3 million; the New Hope acquisition in May 1999 of approximately $0.3 million, and, beginning with the fourth quarter of 1998, the change in Penton's goodwill amortization policy for acquired trade shows which reduced the write-off period from 40 years to 20 years, which accounted for approximately $0.6 million of additional amortization for the first six months of 1999 compared to the same period in 1998. In addition, the acquisitions of MFG in February 1999 and Jon Peddie in May 1999 contributed to the increase.

OPERATING INCOME

         Overall, the Company's operating income for the six months increased $1.6 million, or 13.7%, to $13.2 million from $11.6 million in the prior year. Operating income as a percentage of revenue decreased from 10.4% to 9.2%, due primarily to the increase in depreciation and amortization associated with the Company's acquisitions.

         Media Services operating income increased $1.4 million, or 7.2%. Operating income from Penton's trade show and conference operations increased $3.5 million due to the acquisition of Mecklermedia in November 1998. Publishing operating income decreased $2.1 million, or 11.3%, due primarily to advertising slowdowns primarily in the electronics and computer markets.

         Operating income of the Printing segment increased $0.7 million to $1.2 million for the first six months of 1999 compared with $0.5 in the prior year.

         Direct Mail operating income increased $0.2 million to an operating loss of $0.1 million, compared with an operating loss of $0.3 million for the same period in 1998.

INTEREST EXPENSE

         Interest expense increased $11.2 million to $12.6 million due to additional borrowings used to finance the DM Publishing acquisition in August 1998; the Mecklermedia acquisition in November 1998; the MFG acquisition in February 1999, and the Jon Peddie acquisition in May 1999.

EFFECTIVE TAX RATES

         The effective tax rates were 67.8% and 41.6%, for the six months ended June 30, 1999 and 1998, respectively. The Company's acquisition of DM Publishing in August 1998 and Mecklermedia in November 1998 resulted in the recording of goodwill. The amortization of such goodwill is recognized for financial statement purposes but not deductible for tax purposes due to the structure of these two purchase transactions.
Accordingly, the Company's effective tax rate has increased.

EXTRAORDINARY ITEM

         The extraordinary item, which aggregated $2.2 million, net of $1.4 million in taxes, for the six months ended June 30, 1999, related to the write-off of unamortized deferred finance costs associated with the partial pay-down of senior debt with the proceeds from the common stock offering completed in May 1999.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a widely used and commonly reported standard measure utilized by analysts and investors in the analysis of the media industry. EBITDA is not a measure of performance under GAAP because it excludes those items listed above which are significant components in understanding and evaluating the Company's financial performance. However, the following EBITDA information can provide additional information for determining the ability of the company to meet its debt service requirements and for other comparative analyses of the Company's operating performance relative to other media companies. The Company's calculation of EBITDA is as follows (in thousands):

                                          Three Months Ended           Six Months Ended
                                               June 30,                    June 30,
                                         --------------------       ---------------------
                                           1999         1998          1999          1998
                                           ----         ----          ----          ----
       Net income (loss)                 $ 1,008       $3,681       $(1,828)      $ 6,021

       Interest expense                    6,212          691        12,596         1,353
       Provision for income taxes          6,511        2,619           691         4,285
       Depreciation and amortization       7,193        2,129        14,426         4,156
       Extraordinary item                  2,156           --         2,156            --
       Miscellaneous, net                   (420)         (82)         (456)          (85)
                                         -------       ------       -------       -------

       EBITDA                            $22,660       $9,038       $27,585       $15,730
                                         =======       ======       =======       =======

         For the six months ended June 30, 1999, the Company's EBITDA increased $11.9 million, or 75.4%, to $27.6 million from $15.7 million at June 30, 1998. For the three months ended June 30, 1999, EBITDA increased $13.6 million, or 150.7%, to $22.7 million from $9.0 million for the same period in 1998. EBITDA margins rose to 26.8% for the quarter compared with 15.3% in the same year ago period, while margins for the six months ended June 30, 1999 and 1998 were 19.3% and 14.1%, respectively. The increases were due primarily to the Spring Internet World, Internet World UK and ISPCON Spring trade shows which were held in the second quarter. These shows were part of the Mecklermedia acquisition in November 1998.

         The Company's calculation of EBITDA by business segment is as follows (in thousands):

                                                     Three Months Ended         Six Months Ended
                                                          June 30,                   June 30,
                                                    --------------------      --------------------
                                                      1999         1998         1999         1998
                                                      ----         ----         ----         ----
       Media Services
         Publishing & other                         $10,821      $10,456      $19,741      $20,145
         Trade shows & conferences                   14,324        1,348       13,878        1,548
                                                    -------      -------      -------      -------
                                                     25,145       11,804       33,619       21,693

       Printing                                       1,281          676        2,196        1,703
       Direct Mail                                      118           96          167           16
       Corporate (previously in Media Services)      (3,884)      (3,538)      (8,397)      (7,682)
                                                    -------      -------      -------      -------

       EBITDA                                       $22,660      $ 9,038      $27,585      $15,730
                                                    =======      =======      =======      =======

         For the three months ended June 30, 1999, EBITDA for the Company's publishing operations increased $0.4 million, or 3.5%, when compared with the same prior year period. For the six months ended June 30, 1999, EBITDA for the Company's publishing operations decreased $0.4 million, when compared with the same prior year period. EBITDA increases for publishing operations, which were primarily due to the acquisition of DM Publishing, were offset by advertising decreases from slowdowns in the electronics and computer markets as noted above. For the three and six months ended June 30, 1999, EBITDA for the Company's trade show & conference operations increased $13.0 million and $12.3 million, respectively, when compared with the same prior year period. These increase's are due primarily to the acquired Mecklermedia trade shows noted above.

FOREIGN CURRENCY

         The functional currency of the Company's foreign operations is their local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. Dollars at the rates of exchange on the balance sheet date; income and expense are translated at the average rates of exchange prevailing during the year. There were no significant foreign currency transaction gains or losses during 1998 or for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, cash flow generated by the Company's operations has been used to invest in capital assets, finance acquisitions and reduce debt. Excess cash was used to pay dividends to Pittway Corporation, its former parent company. The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The principal use of funds consists of payments of principal and interest on its Senior Debt Facility and capital expenditures. Capital expenditures totaled approximately $2.2 million for the six months ended June 30, 1999. At June 30, 1999, the Company had $9.5 million available under its Revolving Credit Facility. The weighted average interest rate on total debt was 8.3%.

         In May, 1999 the Company completed a 6,430,000 common share offering and received net proceeds of approximately $118.6 million which was used to repay senior debt and for general corporate purposes, including the acquisition of New Hope.

         On August 7, 1998, the Company entered into a five-year, $75.0 million unsecured revolving credit agreement, which included an option to increase the facility to $100 million. The Company's short-term notes payable were refinanced with this facility, which was also utilized to finance the cash portion of the acquisition price of DM Publishing.

         On November 24, 1998, the Company entered into a credit agreement with several banks under which it could borrow up to $325.0 million. The agreement provides for a revolving loan facility of up to $25.0 million, a long-term loan of $175.0 million (Term Loan A) and a long-term loan of $125.0 million (Term Loan B). The proceeds of this credit agreement were used to repay Penton's debt outstanding under the $75.0 million revolving credit facility obtained at the spin-off date and to purchase Mecklermedia. On March 31, 1999 the Company and the banks amended this agreement to enable the Company to borrow an additional $15.0 million as part of the Term Loan B facility. At June 30, 1999, $246.2 million was outstanding under the credit agreement.

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

SEASONALITY

         Historically, the Company has not experienced significant seasonality in its business. The introduction of trade shows and conferences into the Company's product mix through the acquisitions of Independent Exhibitions, Ltd., and Industrial Shows of America in late 1997, the acquisition of Mecklermedia in November 1998 and the acquisition of New Hope in May 1999 has changed the seasonal pattern of revenue and profit, as all four companies have pronounced seasonal patterns in their businesses. The majority of the trade shows owned by Industrial Shows of America and Mecklermedia are held in the second and fourth quarters and, accordingly, the majority of their revenue is recognized in these quarters. Further, the majority of the Independent Exhibitions, Ltd. shows historically have been held in the fourth quarter and the New Hope shows have been held in the first and fourth quarters. Accordingly, the Company anticipates that these acquisitions will have a positive impact on revenue and profit for these quarters.

         The Company may also experience seasonality fluctuations as trade shows and conferences held in one period in the current year may be held in a different period in future years.

INFLATION

         The impact of inflation on the Company's results of operations has not been significant in recent years.

ACCOUNTING CHANGES

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company was required to adopt this statement in the first quarter of 2000. In June 1999, the SFAB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 an amendment of SFAB Statement No 133" ("SFAS 137"). SFAS No. 137 deferred the effective date of SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. Even though the Company has entered into an interest rate cap and swap agreement, Management does not believe these statements will have a material impact on the Company's business, results of operations or financial condition.

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

Project:

         The first component of the Project is to identify the internal business systems and non-information-technology systems of the Company and its operating subsidiaries that are susceptible to system failures or processing errors as a result of the Year 2000 issue. This effort is substantially complete with all business systems identified and priorities established for repair or replacement. Those systems considered most critical to continuing operations are being given the highest priority.

         The second component of the Project involves the actual remediation and replacement of the various business systems. The Company and its operating subsidiaries are using both internal and external resources to complete this process. Systems ranked highest in priority have either been remediated or replaced or scheduled for remediation or replacement including the replacement of the primary general ledger and accounts payable systems with programs from a national software vendor. The remediation and replacement of internal systems are on schedule with final testing and certification for readiness estimated to be completed by October, 1999.

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

Costs:

         It is currently estimated that the aggregate incremental cost of the Company's Project efforts will be approximately $0.5 million to $0.8 million, of which approximately $0.5 million has been spent. These costs are being expensed as they are incurred and are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed to supplement the Company's existing Disaster Recovery Plan. The costs associated with the replacement of computerized systems, hardware or equipment is currently estimated to be approximately $0.7 million, substantially all of which would be capitalized, are not included in the above estimates.

Risks:

      The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the

Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, customers, and the public infrastructure, such as utility companies, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. Our Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

27.1  Financial Data Schedule


(b)   REPORTS ON FORM 8-K AND/OR 8-K/A

      Date of Report        Items Reported
      --------------        --------------

      February 8, 1999      Item 2.  Acquisition of Assets
                            Item 7.  Financial Information and Exhibits

      April 20, 1999        Item 5.  Other Events

      May 18,1999           Item 5.  Other Events

      June 11, 1999         Item 2.  Acquisition of Assets
                            Item 7.  Financial Information and Exhibits

      August 10, 1999       Item 2.  Acquisition of Assets
                            Item 7.  Financial Information and Exhibits


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Penton Media, Inc.
                                         -----------------------------------
                                         (Registrant)


                                     By:  /s/ Joseph G. NeCastro
                                         -----------------------------------
                                          Joseph G. NeCastro
                                          Chief Financial Officer
                                          (Duly Authorized Officer and
                                            Principal Financial Officer)

Date:  August 16, 1999

                                  EXHIBIT INDEX

Exhibit
Number           Description of Document
------           -----------------------
27.1             Financial Date Schedule