Form 10-Q
period 1999-09-30
PENTON MEDIA INC
filed 1999-11-15
CIK 1062441

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14337

                               PENTON MEDIA, INC.
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                    36-2875386
       (State of Incorporation)             (I.R.S. Employer Identification No.)


1100 Superior Avenue, Cleveland, OH                         44114
(Address of Principal Executive Offices)                  (Zip Code)

                                  216/696-7000
              (Registrant's Telephone Number, Including Area Code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/ No / /

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 12, 1999).

                             Common Stock 31,314,277

                               PENTON MEDIA, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX



                                                                                                                Page
PART I.       FINANCIAL INFORMATION
              ITEM 1.  Financial Statements

                     Consolidated Statement of Income -
                          For the Three and Nine Months Ended
                          September 30, 1999 and 1998                                                                3

                     Consolidated Balance Sheet -
                          As of September 30, 1999 and December 31, 1998                                         4 - 5

                     Consolidated Statement of Cash Flows -
                          For the Nine Months Ended September 30, 1999 and 1998                                      6

                     Notes to Consolidated Financial Statements                                                 7 - 14

              ITEM 2.  Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                     15 - 25

              ITEM 3.  Quantitative and Qualitative Disclosure
                         about Market Risk                                                                          25

PART II.      OTHER INFORMATION

              ITEM 6.  Exhibits and Reports on Form 8-K                                                             26

              SIGNATURES                                                                                            26

                               PENTON MEDIA, INC.
                        CONSOLIDATED STATEMENT OF INCOME
            (Unaudited; Dollars in Thousands, Except Per Share Data)


                                              Three Months Ended               Nine Months Ended
                                                 September 30,                   September 30,
                                          -------------------------       -------------------------
                                            1999            1998            1999            1998
                                          ---------       ---------       ---------       ---------
REVENUES                                  $  70,054       $  52,800       $ 212,810       $ 164,471
                                          ---------       ---------       ---------       ---------

OPERATING EXPENSES:
  Editorial, production and
    circulation                              32,392          24,635          91,645          74,806
  Selling, general and
    administrative                           30,360          21,266          86,278          67,036
  Depreciation and amortization               7,910           2,160          22,336           6,316
                                          ---------       ---------       ---------       ---------
                                             70,662          48,061         200,259         148,158
                                          ---------       ---------       ---------       ---------

OPERATING INCOME (LOSS)                        (608)          4,739          12,551          16,313
                                          ---------       ---------       ---------       ---------

OTHER INCOME (EXPENSE):
  Interest expense                           (4,602)           (811)        (17,198)         (2,164)
  Gain on sale of investments                 5,906            --             5,906            --
  Miscellaneous, net                           (278)             (9)            178              76
                                          ---------       ---------       ---------       ---------
                                              1,026            (820)        (11,114)         (2,088)
                                          ---------       ---------       ---------       ---------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                        418           3,919           1,437          14,225

Provision for income taxes                      218           1,671             909           5,956
                                          ---------       ---------       ---------       ---------

INCOME BEFORE EXTRAORDINARY ITEM                200           2,248             528           8,269

Extraordinary item - early
  extinguishment of debt (net
  of applicable income taxes of
    $4,163 and $5,600, respectively)          6,257            --             8,413            --
                                          ---------       ---------       ---------       ---------

NET INCOME (LOSS)                         $  (6,057)      $   2,248       $  (7,885)      $   8,269
                                          =========       =========       =========       =========

EARNINGS PER COMMON SHARE:
  Income before
    extraordinary item                    $    0.01       $    0.10       $    0.02       $    0.38
  Extraordinary item                          (0.20)           --             (0.31)           --
                                          ---------       ---------       ---------       ---------
  Net income (loss)                       $   (0.19)      $    0.10       $   (0.29)      $    0.38
                                          =========       =========       =========       =========

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING               31,314          22,268          27,038          21,583
                                          =========       =========       =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                        (Unaudited; Dollars in Thousands)


                                             September 30,         December 31,
                                                 1999                  1998
                                             -------------         ------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents$                           9,976              $  3,953
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $2,865 and $4,899, respectively              41,948                37,956
  Inventories                                     2,781                 2,361
  Deferred tax assets                            16,897                 5,797
  Prepayments, deposits and other                12,984                 8,086
                                               --------              --------
                                                 84,586                58,153
                                               --------              --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings                                       6,170                 6,170
  Machinery and equipment                        76,772                69,730
                                               --------              --------
                                                 82,942                75,900
  Less: Accumulated depreciation                 54,671                47,395
                                               --------              --------
                                                 28,271                28,505
  Land                                              426                   426
                                               --------              --------
                                                 28,697                28,931
                                               --------              --------

OTHER ASSETS:
  Goodwill, less accumulated
    amortization of $23,650 and $10,129         405,268               340,706
  Other intangibles, less accumulated
    amortization of $8,829 and $7,828            37,946                46,906
  Investments                                    69,627                 4,472
  Miscellaneous                                     306                   133
                                               --------              --------
                                                513,147               392,217
                                               --------              --------

                                               $626,430              $479,301
                                               ========              ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                        (Unaudited; Dollars in Thousands)


                                                September 30,     December 31,
                                                   1999              1998
                                                -------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Senior debt facility                           $   1,937         $  11,250
  Revolving credit facility                         17,500             6,000
  Notes payable                                        502             1,000
  Accounts payable                                   8,559            10,823
  Income taxes payable                                --               8,059
  Accrued compensation and benefits                  7,564             9,644
  Other accrued expenses                            10,791            17,522
  Unearned income, principally trade
    show and conference deposits                    44,151            14,564
                                                 ---------         ---------
                                                    91,004            78,862
                                                 ---------         ---------

LONG-TERM LIABILITIES AND DEFERRED CREDITS:
  Senior debt facility                             213,063           288,750
  Net deferred pension credits                      17,643            18,007
  Deferred taxes                                    30,290             5,313
  Other                                                801               880
                                                 ---------         ---------
                                                   261,797           312,950
                                                 ---------         ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued                        --                --
  Common stock                                         313               228
  Capital in excess of par value                   214,382            55,050
  Retained earnings                                 21,815            32,262
  Other comprehensive income                        37,119               (51)
                                                 ---------         ---------
                                                   273,629            87,489
                                                 ---------         ---------
                                                 $ 626,430         $ 479,301
                                                 =========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                        (Unaudited; Dollars in Thousands)


                                                    1999            1998
                                                 ---------       ---------
Net cash provided by operating activities            7,667          16,595
                                                 ---------       ---------

Cash flows from investing activities:
  Capital expenditures                              (3,417)         (4,311)
  Acquisitions                                     (43,270)         (6,894)
  Proceeds from sale of internet.com stock           6,640            --
  Investment in internet.com                        (3,446)           --
                                                 ---------       ---------
Net cash used for investing activities             (43,493)        (11,205)
                                                 ---------       ---------

Cash flows from financing activities:
  Proceeds from revolving credit facility            9,500          38,900
  Proceeds from Term B senior debt                  15,000            --
  Repayment of senior debt facility                (98,000)        (33,900)
  Pay-off of senior debt                          (231,691)           --
  Proceeds from new senior debt                    235,000            --
  Repayment of note payable                         (1,000)           --
  Payment of finance fees                           (3,032)           --
  Advances to parent company                          --            (4,785)
  Proceeds from equity offering, net               118,417            --
  Dividends paid                                    (2,306)           (683)
                                                 ---------       ---------
Net cash provided by (used for)
 financing activities                               41,888            (468)
                                                 ---------       ---------

Effect of exchange rate changes on cash                (39)            (68)
                                                 ---------       ---------

Net increase in cash and equivalents                 6,023           4,854

Cash and equivalents at beginning of period          3,953           2,419
                                                 ---------       ---------
Cash and equivalents at end of period            $   9,976       $   7,273
                                                 =========       =========
Supplemental disclosure of non cash investing
     and financing activities:


In conjunction with the acquisition of New Hope, the Company issued 2.1 million common shares valued at $41.0 million in consideration and assumed net liabilities of $3.1 million. In addition, the Company marked to market its investment in internet.com for approximately $61.7 million. The foregoing transactions did not provide for or require the use of cash.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited; Dollars in Thousands)


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

         Immediately after the spinoff, the Company entered into an agreement (the "Combination Agreement") and completed the acquisition of Donohue/Meehan Publishing Company ("DM Publishing"). DM Publishing was acquired for $7.0 million in cash, 6.767% (1,541,638 shares) of the Company's stock to be outstanding immediately after the acquisition and up to an additional $4.0 million in cash based on DM Publishing's pre-tax income for the years 1998 and 1999, of which $2.0 million was earned in 1998. The Company also has agreed to make a contingent cash payment to the extent, if any, that the shares issued in the acquisition have an average aggregate market value of less than $29.0 million during either of two 30-day periods in the year 2000. The contingent payment is subject to certain limitations as to any of such shares sold prior to the payment. A portion of the contingent payment may be made with common stock rather than cash under certain conditions. Based on the Company's stock price at September 30, 1999, approximately $4.0 million would be due for the contingent acquisition shares.

         The transaction was accounted for as a purchase and, accordingly, the operating results of DM Publishing have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $33.1 million is being amortized over 40 years.

         In addition to the acquisition of DM Publishing, the Company, pursuant to an Agreement and Plan of Merger, completed its cash tender offer for all of the outstanding shares of Mecklermedia Corporation ("Mecklermedia") on November 24, 1998. In connection with the acquisition, each Mecklermedia shareholder received $29.00 in cash for each share of common stock owned. The total value of the transaction was $273.8 million, and it was funded with the net proceeds available from the credit agreement dated November 24, 1998 (See Note 8). The transaction was accounted for as a purchase and, accordingly, the operating results of Mecklermedia have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $244.5 million is being amortized over periods ranging from 20 to 40 years.

         In February 1999, the Company acquired the assets of MFG Publishing, Inc., ("MFG") of Beverly, MA, for a total purchase price of up to $2.5 million, of which $0.8 million was paid in cash and the remaining $1.7 million is contingent upon future earnings through the year 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $0.4 million is being amortized over 40 years. MFG is a leading information provider to the enterprise resource planning segment of the manufacturing technology industry.

         In May 1999, the Company completed the acquisition of Jon Peddie Associates ("Jon Peddie") of Tiburon, CA., for $1.3 million in cash and future contingent payments of up to $3.0 million tied to future earnings through the year 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $1.2 million is being amortized over 40 years. Jon Peddie is an information company that conducts research, publishes market studies and special reports and provides consulting services to the digital media, semiconductor and electronics industries.

         In May 1999, pursuant to an Asset Purchase Agreement, the Company acquired substantially all of the assets of New Hope Communications Inc. ("New Hope"). In full consideration for the transfer of the assets, the Company agreed to pay a total purchase price of up to $97.0 million for New Hope. The purchase price was comprised of: (i) $41.0 million in cash and $41.0 million (2,102,564 shares) of Company stock, both of which were paid at the closing, and (ii) a contingent payment of up to $15.0 million to be paid half in cash and half in stock, if earned, based on the performance of New Hope for the fiscal years 1999, 2000 and 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $75.4 million is being amortized over periods ranging from 20 to 40 years.

         In August 1999, the Company completed the acquisition of Multimedia Week for $0.2 million in cash. Multimedia Week is a newsletter which covers the business of multimedia.

NOTE 3 - OFFERING

         In May, 1999 the Company completed a 6,500,000 common share offering of which 6,250,000 of the shares were offered by the Company and 250,000 were offered by existing stockholders. The underwriters also exercised their option to purchase an additional 180,000 shares from Penton and 795,000 shares from existing stockholders to cover over-allotments. The Company received net proceeds of approximately $118.4 million which was used to repay debt and for general corporate purposes, including the acquisition of New Hope. The Company did not receive any proceeds from the shares sold by the selling stockholders.

NOTE 4 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The following unaudited supplemental pro forma operating data is presented for the nine months ended September 30, 1999 as if each of the following transactions had occurred on January 1, 1999: (i) the acquisition of MFG in February 1999; (ii) the addition of $15 million in term B loans in April 1999; (iii) the sale by Penton of 6,430,000 common shares in May 1999; (iv) the acquisition of New Hope in May 1999; and (v) the refinancing of debt in September 1999.

         The following unaudited supplemental pro forma operating data is presented for the nine months ended September 30, 1998 as if each of the following transactions had occurred on January 1, 1998: (i) the acquisition of DM Publishing in August 1998; (ii) the issuance of 1,541,638 shares of common stock for the acquisition of

DM Publishing (iii) the acquisition of Mecklermedia in November 1998; (iv) the sale of an 80.1% interest in internet.com to Alan M. Meckler in November 1998;
(v) the acquisition of MFG in February 1999; (vi) the addition of $15 million in term B loans in April 1999; (vii) the sale by Penton of 6,430,000 common shares in May 1999; (viii) the acquisition of New Hope in May 1999; and (ix) the refinancing of debt in September 1999.

                                                   Nine Months Ended September 30,
                                             (Dollars in Thousands, Except Per Share Data)
                                                         1999             1998
                                                      ----------       --------
Pro forma revenues                                    $  228,992       $232,878
                                                      ==========       ========

Pro forma income before extraordinary item            $    5,548       $  1,152
                                                      ==========       ========

Pro forma net income (loss) applicable
  to common shareholders                              $   (2,865)      $  1,152
                                                      ==========       ========

Per share data:
  Earnings per common share - basic and diluted:
    Income before extraordinary item                  $     0.18       $   0.04
    Extraordinary item                                     (0.27)          --
                                                      ----------       --------
    Net income (loss)                                 $    (0.09)      $   0.04
                                                      ==========       ========


         The 1999 and 1998 pro forma information above does not include the operations of Jon Peddie and Multimedia Week, as the impact of these transactions are immaterial to such information.

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

         On June 23, 1999, internet.com completed its initial public offering at $14.0 per share and Penton was issued 5,483,383 shares, retaining a 23.4% interest. As the Company has little ability to exercise significant influence over internet.com, it records its investment utilizing accounting for marketable investments and accordingly, the Company marks to market its investment. At September 30, 1999, the Company has marked to market its investment by approximately $61.7 million and recorded a corresponding increase to long-term deferred taxes of $25.0 million and other comprehensive income of $37.5 million.

         In July 1999, the Company sold 510,000 shares of internet.com stock as part of internet.com's Initial Public Offering over-allotment option and reduced its ownership interest to 21.25%. The Company received cash of $6.6 million, net of expenses, and recognized a gain of $5.9 million.

NOTE 6 - RELATIONSHIP AND TRANSACTIONS WITH PITTWAY

         Included in the 1998 consolidated statements of income is an allocation of corporate expenses related to services provided to the Company by Pittway. Certain of the Company's employees participated in Pittway's 1990 Stock Awards Plan, for which Pittway has allocated costs to the Company totaling $1.3 million for the nine months ended September 30, 1998. No Stock Award costs were allocated for the three months ended September 30, 1998. Other allocated costs from Pittway to the Company totaled $0.1 million for the nine months ended September 30, 1998. No other costs were allocated for the three months ended September 30, 1998.

NOTE 7 - INVENTORIES

         The LIFO reserve balance of $0.7 million at September 30, 1999 and $0.4 million at December 31, 1998, represent the excess of current replacement cost over the LIFO value of inventory, which consists principally of raw materials.

NOTE 8 - DEBT

Senior Secured Credit Facility:

         On September 1, 1999, the Company entered into a credit agreement with several banks under which it may borrow up to $340.0 million. The agreement provides for a revolving credit facility of up to $125.0 million, a long-term loan of $140.0 million ("Term Loan A") and a long-term loan of $75.0 million ("Term Loan B"). The proceeds of this new facility will be used for working capital and general corporate purposes, including to repay the Company's debt outstanding under its former $325 million credit facility, and to finance permitted acquisitions and investments. In the third quarter, the Company recognized a non-cash extraordinary charge of approximately $6.3 million ($0.20 per share) relating to the write-off of unamortized deferred finance costs associated with the former credit facility.

         The credit facility is collateralized by all tangible and intangible assets of the Company including the equity interests in all of the Guarantors and not less than 65% of the equity interests of any of the Company's foreign subsidiaries. Under the terms of the agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring certain additional indebtedness; limits certain investments, advances or loans; and restricts substantial asset sales, and cash dividends. At September 30, 1999, the Company was in compliance with all loan covenants.

         The revolving credit facility bears interest, at the Company's option, at either the Alternative Base Rate ("ABR"), defined as the higher of the Administrative Agent's Prime Rate or the Federal Funds Rate plus 0.50%, or at LIBOR, plus a rate margin ranging from 0.25% to 2.125% based on the Company's consolidated leverage ratio, as defined. Up to the full amount of the revolving credit facility may be borrowed, repaid and reborrowed until maturity on August 31, 2006, however, the revolving credit facility commitment shall be reduced as of September 30, 2003 by 7.5% per quarter until September 30, 2005, at which time it will be reduced by 10% per quarter until maturity. The Company may also, prior to the first anniversary of the credit facility, request an increase in the revolving credit facility by an amount not to exceed $60.0 million. At September 30, 1999, $17.5 million was outstanding under the revolving credit facility with interest rates ranging from 6.94% to 8.5%. The Company has agreed to pay a commitment fee ranging from 0.375% to 0.50%, based on the Company's consolidated leverage ratio, on the average unused portion of the revolving credit facility commitment. At September 30, 1999, $107.5 million was available under the facility.

         The Term Loan A bears interest, at the Company's option, at either the ABR rate, as defined, or at LIBOR, plus a rate margin ranging from 0.25% to 2.125% based on the Company's consolidated leverage ratio, as defined. Interest on ABR loans is payable quarterly in arrears while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At September 30, 1999, the rate in effect was 6.94%. The loan, which requires quarterly principal payments starting in September 2000, will mature on August 31, 2006. At September 30, 1999, $140.0 million was outstanding under Term Loan A.

         The Term Loan B bears interest, at the Company's option, at either the ABR rate, as defined, or at LIBOR, plus a rate margin ranging from 0.5% to 2.5% based on the Company's consolidated leverage ratio, as defined. Interest on ABR loans is payable quarterly in arrears while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At September 30, 1999, the rate in effect was 7.44%. The loan, which requires quarterly principal payments of approximately $0.2 million starting in September 2000, and a balloon payment at maturity, will mature on August 31, 2007. At September 30, 1999, $75.0 million was outstanding under the Term Loan B.

         In May 1999, the Company recognized a non-cash extraordinary charge of approximately $2.2 million ($0.08 per share), net of approximately $1.4 million in taxes, for the write-off of unamortized deferred finance costs upon the extinguishment of part of the outstanding former senior debt with the proceeds from the 6,430,000 share common stock offering.

Note Payable:

         The short-term note payable at December 31, 1998 of $1.0 million represented foreign indebtedness, was denominated in British pounds and bore interest at the Company's foreign borrowing rate (8.2% at December 31, 1998). The note, plus accrued interest, was paid off in early January 1999.

         In connection with the acquisition of New Hope, the Company issued a note, bearing interest at 4.9%, payable in the amount of $0.5 million to New Hope's Chief Executive Officer and primary shareholder. The note, plus accrued interest, was paid off in October 1999.

NOTE 9 - FINANCIAL INSTRUMENTS

         In connection with the refinancing of the Company's debt in September 1999, the Company has entered into two interest rate caps, an interest rate collar, and a swap agreement, with several financial institutions, as required under the senior secured credit facility. The notional amounts of the interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The net cash paid for the interest rate caps, collar and swap of approximately $0.2 million has been deferred and will be amortized over the life of the Term Loan A and Term Loan B loans.

         At September 30, 1999, the Company had the following interest rate instruments in effect that provide protection on the three month LIBOR rate upon which the Company's variable rate Term Loan A and Term Loan B are based (actual rate paid is LIBOR plus the respective margin):

                             Notional
                               Amount           Rate                Period
Interest Rate Caps            $53,750               8.50%         10/99-2/02
Interest Rate Swap            $17,916               5.95%         10/99-1/02
Interest Rate Collar          $35,832        6.00% to7.5%         10/99-1/02
Interest Rate Cap             $25,500               8.50%          2/99-2/01

         The swap agreements which were required under the former credit facility were unwound and proceeds of approximately $0.2 million were charged against interest expense.

NOTE 10 - NET INCOME PER COMMON SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands) for the three and nine months ended September 30, 1999 and 1998:

                                               Three Month Period            Nine Month Period
                                               Ended September 30,          Ended September 30,
                                             -----------------------      -----------------------
                                               1999           1998          1999           1998
                                             --------       --------      --------       --------
Numerator:
  Net income (loss) available to common
  stockholders                               $ (6,057)      $  2,248      $ (7,885)      $  8,269
                                             ========       ========      ========       ========

Denominator: (Number of shares)
  Basic - average shares outstanding           31,314         22,268        27,038         21,583
  Effect of dilutive securities:
    Stock options                                --             --            --             --
                                             --------       --------      --------       --------
  Diluted - average shares outstanding         31,314         22,268        27,038         21,583
                                             ========       ========      ========       ========

         Due to the net loss for the three and nine month periods ended September 30, 1999, any potential common stock equivalents would have been antidilutive. Accordingly, they were excluded from the calculation of diluted earnings per share. In 1998, potential common stock equivalents were excluded as they were not dilutive.

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

         Total comprehensive income for the nine months ended September 30, 1999 and 1998 was $29.3 million and $8.2 million, respectively.

Activity in Stockholders' Equity is as follows (dollar amounts in thousands)

                                                                                                     Accumulated
                                       Current                        Capital in                        Other
                                    Comprehensive     Common          Excess of       Retained      Comprehensive
                                       Income         Stock           Par Value       Earnings          Income         Total
                                    -----------------------------------------------------------------------------------------------
Balance at December 31, 1998                          $     228       $  55,050       $  32,262       $     (51)     $  87,489
Dividends                                                                                (2,562)                        (2,562)
Common stock offering                                        64         118,353                                        118,417
Issuance of New Hope shares                                  21          40,979                                         41,000
Comprehensive Income:
   Net income (loss)                  $  (7,885)                                         (7,885)                        (7,885)
   Unrealized gain on securities
     reported at fair value              37,466                                                          37,466         37,466
   Foreign currency translation
     adjustment                            (296)                                                           (296)          (296)
                                      ---------       ---------       ---------       ---------       ---------      ---------
Balance at September 30, 1999         $  29,285       $     313       $ 214,382       $  21,815       $  37,119      $ 273,629
                                      =========       =========       =========       =========       =========      =========

NOTE 12 - SEGMENT INFORMATION

         The Company has three reportable segments: Media Services, Printing and Direct Mail. The segments are based on the Company's internal organization and are managed separately due to inherent differences in the nature of these businesses.

         The Media Services segment serves specific industries and broad markets with integrated product offerings including trade magazines, trade shows and conferences, directories, direct mail lists and a variety of other products and services. Revenues of this segment are generated primarily from magazine advertising and trade show booth rentals. The Printing segment prints magazines, catalogs, brochures and direct mail pieces for the Media Services segment and outside commercial customers. The Direct Mail segment serves primarily the pharmaceutical and business services markets with the ability to design, produce, print, and mail direct mail marketing campaigns. (unaudited; dollars in thousands)

                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                   September 30,
                                                -------------------------       -------------------------
                                                   1999            1998            1999            1998
                                                ---------       ---------       ---------       ---------
Total segment revenues:

  Media Services:
    Publishing & Other                          $  52,239       $  43,907       $ 149,212       $ 133,253
    Trade shows & conferences                      12,196           2,439          46,534          12,356
                                                ---------       ---------       ---------       ---------
                                                   64,435          46,346         195,746         145,609

  Printing                                          9,337          10,060          27,560          30,141
  Direct Mail                                       2,943           3,602           9,002          10,045
  Less: intersegment revenues:                     (6,661)         (7,208)        (19,498)        (21,324)
                                                ---------       ---------       ---------       ---------
                                                $  70,054       $  52,800       $ 212,810       $ 164,471
                                                =========       =========       =========       =========

Operating Income:

  Media Services:
    Publishing & Other                          $   9,594       $   8,776       $  25,936       $  26,869
    Trade shows & conferences                      (5,190)         (1,379)         (1,067)           (384)
                                                ---------       ---------       ---------       ---------
                                                    4,404           7,397          24,869          26,485
                                                ---------       ---------       ---------       ---------

  Printing                                            625              53           1,797             533
  Direct Mail                                        (279)            (22)           (360)           (334)
  Corporate (previously in Media Services)         (5,358)         (2,689)        (13,755)        (10,371)
                                                ---------       ---------       ---------       ---------
                                                $    (608)      $   4,739       $  12,551       $  16,313
                                                =========       =========       =========       =========

         For the three and nine months ended September 30, 1999, the Company has disclosed the major components of the Media Services segment because of the significant increase in the trade show and conference component of this segment. The three and nine months ended September 30, 1998 components of the Media Services segment have been restated for comparison purposes.

NOTE 13 - SUBSEQUENT EVENTS

         In October 1999, the Company acquired all of the outstanding stock of Stardust.com and simultaneously purchased the net assets of Stardust Technologies Inc, both of Campbell, CA, for a combined purchase price of $4.0 million in cash and future contingent payments of up to $5.0 million tied to future earnings through the year 2002. Stardust is an internationally respected knowledge services company that facilitates collaboration between Internet technology standards bodies, technology product vendors and the IT user community to speed market adoption of next-generation Internet technologies.

         In February 1999, the Company announced its intentions to sell its Penton Press division, located in Berea, OH, so that it could focus on its core media business. The Company expects to sign a definitive purchase agreement in the near term and close on the transaction by the end of the year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

Impact of Acquisitions

         The Company was spun off from Pittway Corporation ("Pittway") and acquired Donohue/Meehan Publishing Company ("DM Publishing") in August 1998; acquired Mecklermedia Corporation ("Mecklermedia") in November 1998; MFG Publishing Inc. ("MFG") in February 1999; Jon Peddie Associates ("Jon Peddie") in May 1999; New Hope Communications Inc. ("New Hope") in May 1999, and Multimedia Week in August 1999. As the Company acquires additional companies, its sales mix, market focus, cost structure, operating leverage and the seasonality of the business may change significantly. Consequently, the Company's historical and future results of operations reflect and will reflect the impact of acquisitions, and period-to-period comparisons may not be meaningful in certain respects. Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)

REVENUES

         Total revenues, after elimination of intersegment sales, increased $17.3 million, or 32.7%, from $52.8 million to $70.1 million.

         Media Services revenues increased $18.1 million, or 39.0%, to $64.4 million. Advertising revenues from Penton's publishing operations accounted for $8.3 million of the increase, due primarily to the following: (i) the addition of Modern Baking, Convenience Store Decisions and Baking Management, which were part of the DM Publishing acquisition in August 1998; (ii) the addition of Boardwatch magazine and Internet World magazine, which were part of the Mecklermedia acquisition in November 1998; (iii) ) the addition of Delicious!, Expansion Management, Health & Nutrition Breakthroughs, Natural Foods Merchandiser, and Nutrition Science News magazines, which were part of the New Hope acquisition in May 1999; (iv) the addition of Mid-Range ERP magazine which was part of the MFG acquisition in February 1999, and (v) the stronger performances quarter to quarter in core magazines, including the following: IW Growing Companies, Machine Design, Contracting Business, Embedded Systems Development and HPAC Engineering. These core increases were offset by some lower revenues when compared with the same period in the prior year including:
American Machinist, Electronic Design and Air Transport World. Trade show and conference revenues increased $9.8 million, or 400.0%, to 12.2 million. The increase was due to the inclusion of Leisure Industry Week, which was held in the fourth quarter of 1998, and to the first-time inclusion of the Mecklermedia trade shows.

         Printing revenues decreased $0.7 million, or 7.2%, bringing total segment revenue to $9.3 million. Sales to external customers decreased $0.2 million, or 6.2%, to $2.7 million, while intercompany sales decreased $0.5 million, or 7.6%, to $6.6 million.

         Direct Mail revenues decreased $0.6 million, or 18.3%, when compared with the same prior year period, bringing total segment revenue to $3.0 million.

OPERATING EXPENSES

         Operating expenses for Penton, after elimination of intersegment charges, increased $22.6 million, or 47.0%, from $48.1 million in 1998 to $70.7 million in 1999. As a percentage of revenues, operating costs increased from 91.0% in 1998 to 100.9% in 1999. The increase in operating expenses as a percentage of revenues for the quarter was due primarily to higher period costs associated with Mecklermedia and New Hope, the increase in depreciation and amortization related to these acquisitions, and the change in Penton's goodwill amortization policy for acquired trade shows, which reduced the write-off period for goodwill from 40 years to 20 years.

Editorial, Production and Circulation

         Total editorial, production and circulation expenses, after elimination of intersegment charges, grew to $32.4 million in 1999 compared with $24.6 million in 1998, representing an increase of $7.8 million, or 31.5%. As a percentage of revenues, editorial, production and circulation expenses decreased from 46.7% in 1998 to 46.2% in 1999. The decrease was due primarily to the acquisition of DM Publishing in August 1998 and higher margins earned on the Leisure Industry Week trade show, which was held in September 1999. In 1998, the Leisure Industry Week tradeshow was held in the fourth quarter.

         Media Services editorial, production and circulation expenses grew $8.3 million, or 39.7%, due to the DM Publishing acquisition in August 1998, which accounted for $0.3 million of the increase, the Mecklermedia acquisition in November 1998, which accounted for an additional $5.1 million in costs, and the New Hope acquisition in May 1999, which accounted for $2.2 of the increase. Costs related to the Company's core publishing operations decreased due to advertising slowdowns primarily in the electronics and computer markets.

         Editorial, production and circulation expenses for the Printing segment decreased $0.2 million, or 13.7%, while costs related to the Direct Mail segment decreased $0.3 million, or 16.6%, when compared with the same period in the prior year.

Selling, General, and Administrative

         Total selling, general, and administrative expenses grew $9.1 million, or 42.8%, to $30.4 million. As a percentage of revenues, selling, general and administrative expenses increased from 40.3% in 1998 to 43.3% in 1999. The increase as a percentage of revenues was due largely to period costs associated with the trade show acquisitions.

         Media Services selling, general, and administrative expenses increased $6.3 million, or 37.0%. The increase was due to the Mecklermedia acquisition in November 1998, which accounted for an additional $3.4 million in costs, and the acquisition of New Hope in May 1999, which contributed $2.2 million of additional costs. Costs related to the Company's core publishing operations decreased for the three months ended September 30, 1999 when compared with the same period in the prior year due to the advertising slowdown in the electronics and computer markets.

         Selling, general, and administrative expenses of the Printing segment increased $0.1 million while expenses for the Direct Mail segment remained even when compared with the prior year.

Depreciation and Amortization

         Depreciation and amortization increased $5.7 million, or 266.2%, to $7.9 million. The higher expense was primarily the result of the amortization of intangible assets associated with the DM Publishing acquisition in August 1998 of approximately $0.1 million, the Mecklermedia acquisition in November 1998 of approximately $4.2 million; and the New Hope acquisition in May 1999 of approximately $1.1 million. In addition, the increase was due to the change in Penton's goodwill amortization policy for acquired trade shows effective with the fourth quarter of 1998. The Company reduced the write-off period from 40 years to 20 years. These increases were offset by slight decreases in amortization and depreciation at both the Printing and Direct Mail segments when compared to the same prior year period.

OPERATING INCOME

         Overall, the Company's operating income for the three months decreased $5.3 million, or 112.8%, to a loss of $0.6 million from income of $4.7 million in the prior year. Operating income as a percentage of revenue decreased from 9.0% in 1998 to a negative 0.9% in 1999, due primarily to period costs associated with acquired trade shows and the increase in depreciation and amortization associated with those acquisitions.

         Media Services operating income decreased $3.0 million, or 40.5%. Operating income from Penton's trade show and conference operations decreased $3.8 million due to period costs associated with Mecklermedia which was acquired in November 1998, and period costs associated with New Hope, which was acquired in May 1999. Publishing operating income increased $0.8 million, or 9.3%, due to additional titles acquired with the acquisition of Mecklermedia, New Hope, MFG, and Jon Peddie. Publishing increases from acquired magazines were off-set by advertising slowdowns primarily in the electronics and computer markets.

         Operating income of the Printing segment increased $0.6 million to $0.6 million for the three months ended September 30, 1999 when compared with the same prior year period.

         Direct Mail operating income decreased $0.3 million to a loss of $0.3 million for the three months ended September 30, 1999 when compared with the same period in the prior year.

INTEREST EXPENSE

         Interest expense increased $3.8 million to $4.6 million due to additional borrowings used to finance the DM Publishing acquisition in August 1998; the Mecklermedia acquisition in November 1998, the MFG acquisition in February 1999, and the Jon Peddie acquisition in May 1999.

EFFECTIVE TAX RATES

         The effective tax rates were 52.2% and 42.6%, for the third quarters of 1999 and 1998, respectively. The Company's acquisition of DM Publishing in August 1998 and Mecklermedia in November 1998 resulted in the recording of goodwill. The amortization of such goodwill is recognized for financial statement purposes but not deductible for tax purposes due to the structure of these two purchase transactions. Accordingly, the Company's effective tax rate has increased. The increase was offset by the gain on investment recognized in the quarter, which was taxed at 40%.

EXTRAORDINARY ITEM

         The extraordinary item, which aggregated $6.3 million, net of $4.2 million in taxes, for the three months ended September 30, 1999, related to the write-off of unamortized deferred finance costs associated with the senior debt that was refinanced in September 1999.

GAIN ON SALE OF INVESTMENTS

         In July 1999, the Company sold 510,000 shares of internet.com stock and recognized a gain of approximately $5.9 million.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)

REVENUES

         Total revenues, after elimination of intersegment sales, increased $48.3 million, or 29.4%, from $164.5 million to $212.8 million.

         Media Services revenues increased $50.1 million, or 34.4%, to $195.7 million. Advertising revenues from Penton's publishing operations accounted for $16.0 million of the increase, due primarily to the following: (i) the addition of Baking Management, Convenience Store Decisions and Modern Baking magazines, which were part of the DM Publishing acquisition in August 1998; (ii) the addition of Boardwatch magazine and Internet World magazine, which were part of the Mecklermedia acquisition in November 1998; (iii) the addition of Delicious!, Expansion Management, Natural Foods Merchandiser, Health and Nutrition Breakthroughs, and Nutrition Science News magazines, which were part of the New Hope acquisition in May 1999; (iv) the addition of Mid-Range ERP magazine, which was part of the MFG acquisition in February 1999; (v) the addition of IW Growing Companies, the first issue of which was not published until the second quarter of 1998, (vi) increased revenues year-over-year in the Company's core magazines, such as Contracting Business, Foundry Management and Technology and Embedded Systems Development. These increases were offset by (i) lower revenues from Electronic Design as compared with the same period in the prior year due to a slowdown in the electronics market; (ii) the absence of the Fluid Power Handbook & Directory, which was published in 1998, and is published every other year; and
(iii) lower revenues from Industry Week and New Equipment Digest as compared with the same period in the prior year. Trade show and conference revenues increased $34.1 million, or 276.6%, to $46.5 million. Approximately $27.9 million of the increase was due to the first-time inclusion of the operations of Mecklermedia and the inclusion of Leisure Industry Week, which was held in the third quarter of 1999 compared with the fourth quarter of 1998. In addition, increases were due to the A/E/C Systems UK Show, the A/E/C GEO Expo, and the Metalmecanica show, all of which were held for the first time in 1999 and year-over-year revenue increases for the Supply Chain Expo, Service Management Europe, and Wireless Symposium/Portable by Design Conference & Exhibition.

         Printing revenues decreased $2.6 million, or 8.6%, bringing total segment revenue to $27.6 million. Sales to external customers decreased $0.8 million or 8.6% to $8.1 million, while intercompany sales decreased $1.8 million, or 8.6%, to $19.7 million.

         Direct Mail revenues decreased $1.0 million or 10.4% over the same prior-year period.

OPERATING EXPENSES

         Operating expenses for Penton, after elimination of intersegment charges, increased $52.1 million, or 35.2%, from $148.2 million in 1998 to $200.3 million in 1999. As a percentage of revenues, operating costs increased from 90.1% in 1998 to 94.1% in 1999. The increase in percentage was due primarily to the increase in depreciation and amortization related to the acquisitions in the second half of 1998 and the first half of 1999 and to the change in Penton's goodwill amortization policy for acquired trade shows which reduced the write-off period from 40 years to 20 years. In addition, the increase in operating expenses as a percentage of revenues was effected by increased period costs associated with the acquired trade shows.

Editorial, Production and Circulation

         Total editorial, production and circulation expenses, after elimination of intersegment charges, grew to $91.6 million in 1999 compared with $74.8 million in 1998, representing an increase of $16.8 million, or 22.5%. As a percentage of revenues, editorial, production and circulation expenses decreased from 45.5% in 1998 to 43.1% in 1999. The decrease was due largely to the acquisition of DM Publishing in August 1998; higher margins earned from the Mecklermedia trade shows, which were acquired in November 1998, and to production improvements.

         Media Services editorial, production and circulation expenses grew $17.6 million, or 27.2%, due to the DM Publishing acquisition in August 1998, which accounted for $1.6 million of the increase; the Mecklermedia acquisition in November 1998, which accounted for an additional $14.0 million in costs; and the New Hope acquisition in May 1999, which accounted for an additional $3.0 million in costs. These costs were offset by costs related to the biennial Fluid Power Handbook and Directory, which was published in 1998, but were not incurred in 1999 because the directory is published every other year. In addition, costs related to the Company's core publishing operations were down due to advertising slowdowns primarily in the electronics and computer markets.

         Editorial, production and circulation expenses for the Printing segment remained constant with the same prior-year period, while costs related to the Direct Mail segment decreased $0.8 million, or 12.9%. These decreases were due to lower sales volume and cost cutting measures implemented by the Company.

Selling, General, and Administrative

         Total selling, general, and administrative expenses grew $19.2 million, or 28.7%, to $86.3 million. As a percentage of revenues, selling, general and administrative expenses decreased from 40.8% in 1998 to 40.5% in 1999. The improvement in percentage of revenue was largely due to the addition of trade shows and conferences to the Company's product mix.

         Media Services selling, general, and administrative expenses increased $16.1 million, or 30.9%. The increase was due to the DM Publishing acquisition in August 1998, which accounted for $1.4 million of the increase; the Mecklermedia acquisition in November 1998, which accounted for an additional $12.9 million in costs; and the acquisition of New Hope in May 1999, which contributed $3.1 of additional costs. Costs related to the biennial Fluid Power Handbook and Directory, which was published in 1998, were not incurred in 1999 because the directory is published every other year. In addition, costs related to the Company's core publishing operations decreased due to advertising slowdowns primarily in the electronics and computer markets.

         Selling, general, and administrative expenses of the Printing and Direct Mail segments each decreased $0.1 million when compared with the prior year.

Depreciation and Amortization

         Depreciation and amortization increased $16.0 million, or 253.6%, to $22.3 million. The higher expense was primarily the result of the amortization of intangible assets associated with the DM Publishing acquisition in August 1998, of approximately $0.7 million; the Mecklermedia acquisition in November 1998, of approximately $12.6 million; and the New Hope acquisition in May 1999, of approximately $1.4 million. In addition, the increase was due to the change in Penton's goodwill amortization policy for acquired trade shows effective with the fourth quarter of 1998. The Company reduced the write-off period from 40 years to 20 years. In addition, the acquisitions of MFG in February 1999 and Jon Peddie in May 1999 contributed to the increase.

OPERATING INCOME

         Overall, the Company's operating income for the nine months decreased $3.8 million, or 23.1%, to $12.6 million from $16.3 million in the prior year. Operating income as a percentage of revenue decreased from 9.9% to 5.9%, due primarily to the increase in depreciation and amortization associated with the Company's acquisitions.

         Media Services operating income decreased $1.6 million, or 6.1%. Operating income from Penton's trade show and conference operations decreased $0.7 million due to period costs associated with the Mecklermedia and

New Hope acquisitions. Publishing operating income decreased $0.9 million, or 3.5%, due primarily to advertising slowdowns primarily in the electronics and computer markets.

         Operating income of the Printing segment increased $1.3 million to $1.8 million for the first nine months of 1999 compared with $0.5 million in the prior year.

         Direct Mail operating income remained consistent with the prior year's reporting of an operating loss of $0.4 million.

INTEREST EXPENSE

         Interest expense increased $15.0 million to $17.2 million due to additional borrowings used to finance the DM Publishing acquisition in August 1998; the Mecklermedia acquisition in November 1998; the MFG acquisition in February 1999, and the Jon Peddie acquisition in May 1999.

EFFECTIVE TAX RATES

         The effective tax rates were 63.3% and 41.8% for the nine months ended September 30, 1999 and 1998, respectively. The Company's acquisition of DM Publishing in August 1998 and Mecklermedia in November 1998 resulted in the recording of goodwill. The amortization of such goodwill is recognized for financial statement purposes but not deductible for tax purposes due to the structure of these two purchase transactions. Accordingly, the Company's effective tax rate has increased. The increase was somewhat offset by the gain on investment recognized in July 1999, which was taxed at 40%.

EXTRAORDINARY ITEM

         The extraordinary item, which aggregated $8.4 million, net of $5.6 million in taxes, for the nine months ended September 30, 1999, related to the write-off of unamortized deferred finance costs associated with the partial pay-down of senior debt with the proceeds from the common stock offering completed in May 1999 and the refinancing of senior debt in September 1999.

GAIN ON SALE OF INVESTMENTS

         In July 1999, the Company sold 510,000 shares of internet.com stock and recognized a gain of approximately $5.9 million.

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

                                      Three Months Ended           Nine Months Ended
                                         September 30,               September 30,
                                   -----------------------      -----------------------
                                     1999           1998          1999           1998
                                   --------       --------      --------       --------
Net income (loss)                  $ (6,057)      $  2,248      $ (7,885)      $  8,269

Interest expense                      4,602            811        17,198          2,164
Gain on sale of investments          (5,906)          --          (5,906)          --
Provision for income taxes              218          1,671           909          5,956
Depreciation and amortization         7,910          2,160        22,336          6,316
Extraordinary item                    6,257           --           8,413           --
Miscellaneous, net                      278              9          (178)           (76)
                                   --------       --------      --------       --------

EBITDA                             $  7,302       $  6,899      $ 34,887       $ 22,629
                                   ========       ========      ========       ========


         For the nine months ended September 30, 1999, the Company's EBITDA increased $12.3 million, or 54.2%, to $34.9 million from $22.6 million at September 30, 1998. For the three months ended September 30, 1999, EBITDA increased $0.4 million, or 5.8%, to $7.3 million from $6.9 million for the same period in 1998. EBITDA margins decreased to 10.4% for the quarter compared with 13.1% in the same year ago period primarily due to increased period costs associated with the acquisitions. Margins for the nine months ended September 30, 1999 and 1998 were 16.4% and 13.8%, respectively. The increases were due primarily to the Mecklermedia Spring Internet World, Internet World UK and ISPCON Spring trade shows which were held in the second quarter of 1999, and the Leisure Industry Week trade show. Leisure Industry Week was held in the fourth quarter in 1998.

         The Company's calculation of EBITDA by business segment is as follows (in thousands):

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                  September 30,
                                              -----------------------       -----------------------
                                                1999           1998           1999           1998
                                              --------       --------       --------       --------
Media Services
  Publishing & other                          $ 10,960       $  9,999       $ 30,701       $ 30,144
  Trade shows & conferences                        717         (1,126)        14,595            422
                                              --------       --------       --------       --------
                                                11,677          8,873         45,296         30,566

Printing                                         1,137            594          3,333          2,297
Direct Mail                                       (154)           121             13            137
Corporate (previously in Media Services)        (5,358)        (2,689)       (13,755)       (10,371)
                                              --------       --------       --------       --------

EBITDA                                        $  7,302       $  6,899       $ 34,887       $ 22,629
                                              ========       ========       ========       ========

         For the three months ended September 30, 1999, EBITDA for the Company's publishing operations increased $1.0 million, or 9.6%, when compared with the same prior year period. For the nine months ended September 30, 1999, EBITDA for the Company's publishing operations increased $0.6 million, when compared with the same prior year period. EBITDA increases for publishing operations, which were primarily due to the acquisition of DM Publishing, were offset by advertising decreases from slowdowns in the electronics and computer markets as noted above. For the three and nine months ended September 30, 1999, EBITDA for the Company's trade show and conference operations increased $1.8 million and $14.2 million, respectively, when compared with the same prior-year period. These increase's were due primarily to the acquired Mecklermedia trade shows noted above and the inclusion of the Leisure Industry Week trade show in the third quarter of 1999 compared with the fourth quarter in 1998.

FOREIGN CURRENCY

         The functional currency of the Company's foreign operations is their local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. Dollars at the rates of exchange on the balance sheet date; income and expense are translated at the average rates of exchange prevailing during the year. There were no significant foreign currency transaction gains or losses during 1998 or for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, cash flow generated by the Company's operations has been used to invest in capital assets, to finance acquisitions and to reduce debt. Excess cash was used to pay dividends to Pittway Corporation, its former parent company. The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The principal use of funds consists of payments of principal and interest on its Senior Debt Facility and capital expenditures. Capital expenditures totaled approximately $3.4 million for the nine months ended September 30, 1999. At September 30, 1999, the Company had $107.5 million available under its Revolving Credit Facility. The weighted average interest rate on total debt was approximately 8.2%.

         On September 1, 1999, the Company entered into a credit agreement with several banks under which it can borrow up to $340.0 million. The agreement provides for a revolving credit facility of up to $125.0 million, a long-term loan of $140.0 million (Term Loan A) and a long-term loan of $75.0 million (Term Loan B). The proceeds of this credit agreement were used to repay Penton's debt outstanding under the $325.0 million credit facility obtained when the Company purchased Mecklermedia.

         In May, 1999 the Company completed a 6,430,000 common share offering and received net proceeds of approximately $118.4 million, which were used to repay senior debt and for general corporate purposes, including the acquisition of New Hope.

         On November 24, 1998, the Company entered into a credit agreement with several banks under which it could borrow up to $325.0 million. The agreement provided for a revolving loan facility of up to $25.0 million, a long-term loan of $175.0 million (Term A Loan) and a long-term loan of $125.0 million (Term B
Loan). The proceeds of this credit agreement were used to repay Penton's debt outstanding under the $75.0 million revolving credit facility obtained at the spin off date and to purchase Mecklermedia. On March 31, 1999 the Company and the banks amended this agreement to enable the Company to borrow an additional $15.0 million as part of the Term Loan B facility. In September 1999, this debt was refinanced with the current $340.0 million senior debt facility.

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

         The Company may also experience seasonal fluctuations as trade shows and conferences held in one period in the current year may be held in a different period in future years.

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

Costs:

         It is currently estimated that the aggregate incremental cost of the Company's Project efforts will be approximately $0.6 million to $0.9 million, of which approximately $0.7 million has been spent. These costs are being expensed as they are incurred and are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed to supplement the Company's existing Disaster Recovery Plan. The costs associated with the replacement of computerized systems, hardware or equipment is currently estimated to be approximately $0.7 million, substantially all of which would be capitalized, are not included in the above estimates.

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

         May 19, 1999               Item 5.  Other Events

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





                                       Penton Media, Inc.
                                       --------------------------------------
                                       (Registrant)





                                   By: /s/Joseph G. NeCastro
                                       --------------------------------------
                                       Joseph G. NeCastro
                                       Chief Financial Officer
                                       (Duly Authorized Officer and
                                           Principal Financial Officer)

Date:  November 15, 1999

                                  EXHIBIT INDEX


Exhibit
Number   Description of Document

27.1              Financial Data Schedule