Form 10-K405
period 1999-12-31
PENTON MEDIA INC
filed 2000-03-29
CIK 1062441

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 1-14337

                               PENTON MEDIA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      36-2875386
---------------------------------------------- ----------------------------------------------
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

                  1100 SUPERIOR AVENUE, CLEVELAND, OHIO 44114
                 ---------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  216-696-7000
                 ---------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
              ---------------                     ---------------------------------------

        COMMON STOCK, $.01 PAR VALUE                      NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of common stock held by non-affiliates as of March 20, 2000 at a closing price of $27.00 per share as reported by the New York Stock Exchange was approximately $499,498,056. Shares of common stock held by each officer and director, their respective spouses, and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

           31,734,861 COMMON SHARES OUTSTANDING AS OF MARCH 20, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 5, 2000 are incorporated by reference into Part III of this report.

                               PENTON MEDIA, INC.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                PART I
Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                               PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Item 8.   Financial Statements and Supplemental Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                               PART III
Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
Item 13.  Certain Relationships and Related Transactions

                               PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     We are a leading business-to-business media company. We provide media products that deliver proprietary business information to owners, operators, managers and professionals in the industries we serve. Through these products, we offer industry suppliers multiple ways to reach their customers and prospects. We publish 50 trade magazines, produce 103 trade shows and conferences and maintain 83 Web sites and other electronic media products serving the following ten industries:

           - Internet/Broadband                     - Management
           - Design/Engineering                     - Supply Chain/Aviation
           - Electronics                            - Government/Compliance
           - Manufacturing                          - Mechanical Systems/Construction
           - Natural Products/Food/Retail           - Leisure/Hospitality

     We believe we have leading media products in each of the ten industry sectors we serve. We are structured along industry rather than product lines. This enables us to promote our related group of products, including publications, trade shows and conferences and Web sites, to our more than 18,000 customers.

     Since our founding in 1892, we have grown from an industrial trade magazine publishing company into a leading, integrated business-to-business media company serving a range of industrial, service and technology markets. We became an independent company, incorporated in the State of Delaware, as a result of our spinoff from Pittway Corporation in August 1998. Our independence has enabled us to focus on building our business through acquisitions and internal growth. We have acquired eight companies since the spinoff. We also have launched several new media properties. These initiatives have helped us:

          - Strengthen our presence in our existing markets;

          - Provide us with strong market positions in new, high-growth markets;

          - Expanded our presence in higher-margin trade shows and conferences; and

          - Increased our international product offerings.

OUR GROWTH STRATEGY

     We believe we have significant growth potential. We intend to increase our revenues, cash flows and market share by continuing to:

     Strengthen Our Market Positions. We believe we can strengthen our market positions by:

          - capitalizing on our industry expertise to create new products to serve the needs of our customers;

          - completing strategic acquisitions of complementary business media products and services;

          - adding Internet-based products and services to meet the expanding information and marketing needs of our customers;

          - repositioning or eliminating publications and trade shows and conferences that are not market leaders;

          - cross-promoting media products within similar markets; and

          - improving the operating efficiency of existing publications and trade shows and conferences.

     Expand Our Trade Show and Conference Business. We believe that significant opportunities exist to capitalize on the editorial content and the nationally recognized brand names of our existing publications to produce new and expand existing trade shows and conferences. We intend to continue to acquire trade shows and conferences in the industries we currently serve, such as our 1999 acquisition of the New Hope trade shows. We believe that increasing the percentage of revenues generated by trade shows and conferences improves margins and profitability and mitigates the cyclicality of advertising in slower economic times.

     Acquire Leading Positions in New, Growing Markets. We continuously evaluate trends in new markets to identify acquisition opportunities in attractive markets. For example, the acquisition of New Hope has provided us with a leadership position in the natural foods industry.

     Expand Market Positions Globally. We intend to extend our established brands into key international markets. In doing so, we hope to broaden our customer base by capitalizing on our strong brand names. For example, we expect to add additional Internet World or ISPCON trade shows in Europe, Asia and the Middle East in 2000 and 2001.

     Develop Web Sites That Capture Growing Internet Business Spending. We intend to further develop our Web media portfolio to better complement our publications and trade shows and conferences. We believe that customized information delivery capabilities, real-time access to customers, commerce opportunities, audience targeting and global reach benefits, and cost-efficiency of Internet-based media will be increasingly attractive to our customers.

OUR PRODUCTS AND SERVICES

     We serve specific industry sectors with our business publications, our trade shows and conferences and our Web sites and electronic media products.

IN PRINT: PUBLICATIONS

     Trade Magazines. We publish specialized trade magazines in the United States. According to Advertising Age's annual ranking of magazines in the United States, Penton publishes two of the ten largest business-to business magazines, based on advertising revenues. Eighty-three percent of Penton's audited magazines hold the leading or number-two market share positions in their fields. Our publications are widely recognized for the quality of our editorial content. Since 1990, our magazines have won nearly 600 editorial awards.

     We publish 50 trade magazines with a combined circulation of over 3.4 million subscribers worldwide. Our magazines are primarily controlled-circulation. They are distributed free-of-charge to qualified subscribers in our targeted industries.

     Our publications generate revenues primarily from the sale of advertising space. Subscribers to controlled-circulation publications qualify to receive our magazines by verifying their responsibility for specific job functions, including purchasing authority. We survey subscribers to our controlled-circulation magazines annually to verify their continued qualification.

     Circulation information for the majority of our publications is audited each year by BPA International, an independent auditor of magazine circulation. These audits verify that we have accurately identified the number and job responsibilities of qualified subscribers and that those subscribers are eligible to receive the relevant publication according to our established criteria.

     Each of our publications has its own advertising sales team and rate structure. Some advertisers may qualify for discounts based on advertising in multiple publications. We enable marketers to be more cost efficient in their advertising purchases by providing a single source for integrated products.

     In addition, each of our publications has its own editorial staff, including writers, designers and production personnel. To preserve the editorial integrity of each publication's news reporting and analysis, we seek to maintain separation between the editorial and sales staffs of each publications. We believe that our reputation for objective, fair and credible editorial content contributes significantly to our success. Fifteen of our publications have served their industries for over 50 years.

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

IN PERSON: TRADE SHOWS AND CONFERENCES

     We produce 103 trade shows and conferences in our ten industry sectors which annually attract more than a million attendees with significant buying and specifying responsibility. In addition to these events, we maintain licensing agreements for seven trade shows and we produce one trade show under a management contract.

     In the early 1990s, we entered the trade show and conference business and have more recently expanded our presence through acquisitions. For example, the acquisition of New Hope in 1999 and Mecklermedia in 1998 added the Natural Products Expo East and West, ISPCON and Internet World trade shows to our portfolio. In addition, we have expanded our global presence. In 1997, we acquired Independent Exhibitions, Ltd., a United Kingdom-based producer of trade shows, and Industrial Shows of America, which is experienced in producing trade shows in Latin America.

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

     Trade show exhibitors pay a set price per square foot of booth space. Typically, a majority of each trade show's exhibitors commit to booth space during that year's show for the following year. In addition, Penton receives revenues from attendee fees at trade shows and conferences.

ONLINE: WEB SITES AND ELECTRONIC MEDIA

     We currently maintain 83 Web sites serving numerous market segments. We believe that the Internet, and more specifically, the exponential growth of business-to-business commerce being conducted over the Internet, presents us with significant growth potential. We are developing a new generation of market-focused Web sites that include improved features for e-commerce transactions and for valued information exchange within targeted business communities. These sites will incorporate state-of-the-art Web technologies and will leverage the inherent assets of Penton's existing media products: the brand recognition of our magazines and trade shows; our editorial content; and our customer and product databases. We believe we have a competitive advantage in the online business because of our established customer relationships in the markets we serve, the industry expertise of our staff, and the opportunities we have to promote our Web sites to targeted audiences through the magazines and trade shows we own and operate. We expect to enter into various strategic partnerships to facilitate our Internet development plans, including Internet technology partnerships.

OTHER

     We also provide ancillary information services that complement our principal business media platforms. These services include:

          - Market Access & Business Development Services. We provide a variety of marketing services, including database rentals. We use information from our subscription lists and other available databases to compile detailed mailing lists for rental by marketers who want to promote their products and services through direct mail programs. We offer these services to our customers to help them reach their targeted audience.

          - Specialized Advertising Services. We collect and forward reader inquiries to our advertisers. In addition, classified advertising sections in our publications and on our Web sites provide a cost-efficient medium for reaching prospects who are ready to buy specialized products and services. Also, recruitment advertising provides an effective way to reach qualified professionals seeking career opportunities.

          - Custom Communications/Promotion. Penton Custom Media produces a full range of client-specific communications services for print, electronic media and the Internet, including newsletters, magazines, catalogs, directories, education and training materials, and other support materials.

RECENT DEVELOPMENTS

     Our strategy to focus on core market segments led to two dispositions in 1999. On November 30, 1999, we sold our printing press and on December 30, 1999, we signed a letter of intent to sell our direct mail business, which sale was completed on March 15, 2000. These dispositions will allow us to more closely focus on our principal businesses.

     During 1999, Penton continued its strategic acquisition program, purchasing six companies. These acquisitions comprise the following:

          - In December 1999, Penton completed the acquisition of the assets of Nutracon, a conference serving the rapidly growing functional foods/nutraceutical market.

          - In October 1999, Penton acquired all the outstanding stock of Stardust.com and simultaneously purchased the net assets of Stardust Technologies Inc., (collectively "Stardust"). Stardust, through its Web portal site, conferences, forums and newsletters, facilitates collaboration between Internet technology standards bodies, technology product vendors and the IT user community to speed market adoption of next-generation Internet technologies.

          - In August 1999, Penton completed the asset acquisition of Multimedia Week, a weekly publication that features IPOs and venture capital tracking, in-depth product and technology spotlights; information about new and emerging technologies; and market data.

          - In May 1999, Penton acquired substantially all the assets of New Hope Communications, Inc. ("New Hope"), a leading business media company serving the natural products industry through its trade shows, conferences, magazines and Web sites.

          - In May 1999, Penton completed the acquisition of Jon Peddie Associates ("Jon Peddie"), an information company that conducts research, publishes market studies and special reports, and provides consulting services to the electronics, semiconductor and digital media industries.

          - In February 1999, Penton acquired the assets of MFG Publishing, Inc. ("MFG"). MFG provides information to the enterprise resource planning (ERP) segment of the manufacturing technology industry.

     The aggregate purchase price of these acquisitions was approximately $91.4 million, excluding future contingent consideration of up to $24.7 million in cash and stock based on the acquired companies' ability to meet or exceed certain performance goals. All of these transactions have been accounted for under the purchase method of accounting.

CUSTOMERS

     We have over 18,000 customers. None of our customers accounted for more than 0.9% of our total revenues in 1999. Our top ten customers accounted for only 5.1% of our total revenues in 1999.

COMPETITION

     We experience intense competition for our products and services. We compete with several much larger international firms that operate in many markets and have broad product offerings in publishing and trade shows and conferences. We compete for readers and advertisers in the publishing marketplace which is fragmented. According to industry sources, there are about 1,500 trade magazine publishing companies that publish about 5,000 titles. We also compete for trade show and conference expenditures and venues, sponsorships and show attendees in the trade show and conference marketplace. This market is also highly fragmented. There are about 3,900 trade shows in the United States and Canada produced by more than 2,100 independent companies and industry associations, according to industry sources. Because our industry is relatively easy to enter, additional competitors may enter these markets and intensify competition.

     Our Publications generally compete on the basis of:

          - advertisers' perception of the target audience served by the magazine;

          - readers' preference of the target audience served by the magazine;

          - readers' acceptance of the publication's authoritative position in its markets;

          - editorial quality;

          - quantity and quality of circulation;

          - readers' response to advertisers' products and services;

          - the strength of complementary products serving the same niche;

          - the effectiveness of sales and customer service; and

          - advertising rates.

     Our trade shows and conferences generally compete on the basis of:

          - the availability of attractive venues and dates;

          - the ability to provide events that meet the needs of particular market segments;

          - the ability to attract qualified attendees; and

          - the ability to provide high quality show services, exhibition space and attractive marketing and sponsorship opportunities.

     In addition, in our trade show and conference business, we compete with many industry associations and, in several countries, the trade show and conference hall owner and operator may also be a competitor.

DOMESTIC AND FOREIGN REVENUES AND ASSETS

     Domestic sales of our products and services comprised 96.9%, 92.3% and 92.2% of total revenues for the fiscal years ended December 31, 1997, 1998, 1999, respectively. Foreign sales totaled 3.1%, 7.7% and 7.8% of our revenues for the fiscal years ended December 31, 1997, 1998, 1999, respectively. In 1999, 65.7% of these foreign sales were to customers in the United Kingdom. Substantially all of the United Kingdom sales were made by Independent Exhibitions, Ltd. (INDEX), a subsidiary of Penton located in the United Kingdom.

     See Note 15 of the Notes to Consolidated Financial Statements included herein for a description of the Company's assets located in the United States and in the United Kingdom.

PRODUCTION AND DISTRIBUTION

     In November 1999, we sold our printing facility in Berea, Ohio to R. R. Donnelley & Sons Company and signed a seven-year service contract providing for the printing of a majority of our 50 specialized business magazines. If additional printing capacity is needed, we believe that additional printing services are readily available at competitive prices.

     The principal raw material used in our print publications is paper. We believe that the existing arrangements providing for the supply of paper are adequate and that, in any event, alternative sources are available. Paper costs accounted for about 4.9% of our total operating costs for the year ended December 31, 1999. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and general economic conditions.

     Substantially all of our publications and direct mail promotions are delivered by the United States Postal Service within the continental United States. Postage costs also represent a significant expense, accounting for about 6.3% of our total operating costs and expenses for the year ended December 31, 1999.

TRADEMARKS AND INTELLECTUAL PROPERTY RIGHTS

     We regard our copyrights, trademarks, service marks and similar intellectual property as critical to our success and rely upon copyright and trademark laws, as well as confidentiality agreements with our employees and others, to protect our rights. We pursue the registration of our material trademarks in the United States and, depending upon use, in other countries. Effective trademark and copyright protection may not by available in every country in which our publications and services are available.

     We may by subject to claims of alleged infringement of our trademarks or our licensees of trademarks and other intellectual property rights of third parties from time to time in the ordinary course of business. We do not believe that these legal proceedings or claims are likely to have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

SEASONALITY

     For a discussion of seasonality, see Item 7 of this Annual Report on form 10-K "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

ENVIRONMENTAL MATTERS

     We are subject to various federal, state and local environmental laws and regulations that (1) govern activities and operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous or toxic wastes, or (2) impose liability for the costs of cleaning up, and damages resulting from, sites of past spills, disposals, or other releases of hazardous or toxic substances of wastes.

EMPLOYEES

     On December 31, 1999, we employed about 1,244 persons, primarily located in the United States. None of our employees is represented by a labor union, and we consider our relations with our employees to be good.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

     Penton considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to Penton's expectations for future periods. Although Penton believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause Penton's results to differ materially from those indicated by such forward-looking statements, including, among other factors, pending litigation, government regulation, competition, technological change, intellectual property rights, capital spending, international operations and Penton's acquisition strategies.

RISK FACTORS

     The following are factors that may affect our actual operating results and could cause results to differ materially from those in any forward-looking statements. There may be other factors, and new risk factors may emerge in the future. You should carefully consider the following information.

  We Depend on Advertising Revenues, Which Decrease During Economic Downturns and Fluctuate from Period to Period.

     For the year ended December 31, 1999, about 67.6% of our revenues came from advertising. Our advertising revenues fluctuate with general economic cycles. Any material decline in advertising revenue would have a material adverse effect on our business, results of operations and financial condition. Historically, advertising revenues have increased during economic recoveries and decreased during both general economic downturns and regional economic recessions. In the event of a general economic downturn or a recession, our advertisers may reduce their advertising budgets or intensify their attempts to negotiate lower advertising rates.

     Our advertising revenues may fluctuate from period to period based on the spending patterns of our customers. Many of our large customers may concentrate their advertising expenditures around major new product launches. We cannot always know or predict when our large customers intend to launch new products. We cannot predict any related fluctuation in our advertising revenues.

  If We Are Unable to Complete Acquisitions or Integrate Acquisitions Effectively, Our Business Could Be Adversely Affected.

     We intend to continue to grow in part through acquisitions. We may not be able to identify suitable candidates or make acquisitions on terms that are favorable to us. In addition, we may not be able to successfully complete any acquisitions or integrate acquisitions into our existing operations or effectively manage those businesses once integrated. If we are unable to integrate our recent or future acquisitions successfully, our business could be adversely affected.

  Financing of Future Acquisitions May Increase Our Debt, Reduce Our Cash and Adversely Affect our Stockholders.

     We may finance future acquisitions with internally generated funds, bank borrowings, public offerings or private placements of debt securities, or through a combination of these sources. This may have the effect of increasing our debt and reducing our cash available for other purposes. In addition, although it is unlikely in the foreseeable future due to tax considerations, we could issue additional shares of our common stock as consideration for acquisitions. See "--Contingent Tax Liability Related to the Spin Off of Our Common Stock by Pittway." If we do, our stockholders may experience dilution.

  Acquisitions May Divert Our Management's Attention Away From Running Our Company.

     Acquisitions are an important part of our business strategy. Acquisitions may require substantial attention from, and place substantial additional demands upon, our senior management. This may divert their attention from our existing businesses, making it more difficult to manage effectively. In addition, unanticipated events or liabilities relating to these acquisitions or the failure to retain key personnel could have a material adverse effect on our business, results of operations and financial condition.

  The Terms of Our Indebtedness May Restrict Our Ability to Pursue Our Growth Strategy.

     Our credit agreement requires us to satisfy specified financial covenants. Our ability to comply with these provisions depends, in part, on factors over which we may have no control. These restrictions could adversely affect our ability to pursue our growth strategy. If we breach any of our financial covenants or fail to make scheduled payments, our creditors could declare all amounts owed to them to be immediately due and payable. We may not have available funds sufficient to repay the amounts declared due and payable, and we may have to sell assets to repay those amounts. Our credit agreement is secured by substantially all of our assets, including the stock of our subsidiaries. If we cannot repay all amounts that we have borrowed under our credit agreement, our lenders could proceed against our assets.

  The Profitability and Success of Our Trade Shows and Conferences Could Be Adversely Affected if We Lose Scheduled Dates and Locations of Those Events.

     As the trade show and conference industry grows, we increasingly compete for desirable dates and venues for our trade shows and conferences. As this competition intensifies, we could lose important engagements. If we lose dates and venues for events, the profitability and future success of these events could be adversely affected. Although we generally reserve venues and dates more than a year in advance, these reservations are not binding until we sign a contract with a facility operator. These contracts generally hold venues and dates for only one year. In addition, circumstances beyond our control, like natural disasters, labor strikes and transportation shutdowns, could present financial risk to our trade shows and conferences, which could have an adverse effect on our business, results of operations and financial condition.

  A Significant Decline in Our Internet Trade Show and Conference Business Could Adversely Affect Our Results of Operations.

     Going forward, we anticipate that our Internet trade shows and conferences will produce a significant portion of our cash flow. As a result, a significant decline in the performance of these trade shows and conferences could adversely affect our business, results of operations and financial condition.

  We Depend on Trade Show and Conference and Publishing Revenues, Which Vary Due to Seasonality.

     Our trade shows and conferences and publishing revenues are seasonal. Our revenue typically reaches its highest level during the second and fourth quarters of each calendar year. As a result, we could incur a net loss during the first and third calendar quarters. This is due largely to the timing of our trade shows and conferences and the general increase in publishing revenue in the second and fourth quarters.

  Contingent Tax Liability Related to the Spin Off of Our Common Stock by
  Pittway.

     In connection with the tax-free spin off of our common stock by Pittway to its stockholders in August of 1998, we agreed not to take any action that would cause the spin off to be taxable to Pittway under section 355 of the Internal Revenue Code. We also agreed to indemnify Pittway for any liability suffered by it if we were to take any action that would cause the spin off to be taxable to Pittway. The spin off would become taxable to Pittway, on a presumptive basis, if 50.0% or more of our common stock is acquired during a period that ends two years from the date of the spin off. Accordingly, our ability to raise capital or consummate acquisitions through additional issuances of equity securities may be impaired during this period. We believe that the major transactions involving our common stock that have occurred since the spin off and that to our knowledge are currently contemplated to occur would not trigger the presumption. If, However, the Internal Revenue Service were to assert that any future major transactions involving our common stock during the two-year period resulted in the spin off being taxable to Pittway on a presumptive basis, we cannot assure you, in light of the lack of specific guidance in this area of the tax law, that we could successfully rebut the presumption. If any such liability became due and payable by us to Pittway, the payment of such liability could have a material adverse effect on our financial condition.

  Competition May Adversely Affect Our Earnings and Results of Operations.

     We experience intense competition for our products and services. If we fail to compete effectively, our earnings and results of operations could be adversely affected. We compete with several much larger international firms that operate in many markets and have broad product offerings in publishing and trade shows and conferences. We compete for readers and advertisers in the publishing marketplace and for trade show and conference expenditures, sponsorships and show attendees in the trade show and conference marketplace. Because our industry is relatively easy to enter, we anticipate that additional competitors, some of whom may have greater resources than Penton, may enter these markets and intensify competition.

  Our Overall Operations May be Adversely Affected by Risks Associated with International Operations.

     We have operations outside the United States. We intend to expand further into international markets. We have limited experience in developing localized versions of our publications and trade shows and conferences and in marketing and distributing them internationally. In addition, the following risks in the international markets could have a material adverse effect on our future international operations and, consequently, on our business, results of operations and financial condition:

          - the uncertainty of the product acceptance by different cultures;

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

          - state-imposed restrictions on the repatriation of funds; and

          - potentially adverse tax consequences.

  New Product Launches or Acquired Products May Reduce Our Earnings or Generate Losses.

     Our future success will depend in part on our ability to continue offering new products that successfully gain market acceptance by addressing the needs of specific audience groups within our targeted industries. Our efforts to introduce new or integrate acquired products may not be successful or profitable. The process of internally researching and developing, launching, gaining acceptance and establishing profitability for a new product, or assimilation and marketing an acquired product, is both risky and costly. New products generally incur initial operating losses.

     In addition, we have invested in, and intend to continue to invest in, the development of various Internet products, which are currently generating losses. The Internet is still in the early stages of development as a commercial medium. These products may not be successful or profitable.

     Costs related to the development of new products are expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number and timing of new product launches.

  Reliance on Principal Vendors Could Adversely Affect Our Business.

     We rely on our principal vendors. Currently, our principal vendors are paper suppliers, the Untied States Postal Service and our printing supplier. If any of our principal vendors discontinues or temporarily terminates its services and we are unable to find adequate alternatives, we may experience increased prices, interruptions and delays in services. These factors could adversely affect our business.

  Increases in Paper or Postage Costs Would Cause Our Expenses to Increase and May Adversely Affect Our Profitability.

     Paper is a significant expense relating to our print products, accounting for about 4.9% of our total operating expenses in 1999. Significant increases in paper prices, which have been volatile in recent years, may have an adverse effect on our business. We do not use forward contracts and all of our paper supply vendor arrangements provide for price adjustments on a quarterly basis to reflect then-prevailing market prices.

     Postage for magazine distribution and direct mail solicitations is also a significant expense for us, accounting for about 6.3% of our total operating expenses in 1999. Significant increases in postage prices may have an adverse effect on our business. We use the Untied States Postal Service for domestic distribution of substantially all of our products and marketing materials.

  Loss of Key Personnel Could Impair Our Success.

     We benefit from the leadership and experience of our senior management team, and we depend on their continued services in order to successfully implement our business strategy. Although we have entered into employment agreements with Thomas L. Kemp and Daniel J. Ramella and other management members, they and other key personnel may not remain in our employment. The loss of key personnel could have a material adverse affect on our business, results of operation or financial condition.

  Takeover Defense Provisions May Adversely Affect the Market Price of Our Common Stock.

     Various provisions of Delaware corporation law and of our corporate governance documents may inhibit changes in control not approved by our Board of Directors and may have the effect of depriving stockholders of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

          - a classified Board of Directors;

          - a prohibition on stockholder action through written consents;

          - a requirement that special meetings of stockholders be called only by the Board of Directors;

          - advance notice requirements for stockholder proposals and nomination; and

          - availability of "blank check" preferred stock.

  The Infringement or Invalidation of Our Proprietary Rights Could Have An Adverse Effect On Our Business.

     We regard our copyrights, trademarks, service marks and similar intellectual property as critical to our success. We rely on copyright and trademark laws in the United States and other jurisdictions and on confidentiality agreements with some of our employees and others to protect our proprietary rights. If any of these rights were infringed or invalidated, our business could be materially adversely affected. In addition, our business activities could infringe upon the proprietary rights of others, who could assert infringement claims against us.

     We seek to register our trademarks in the Untied States and elsewhere. These registrations could be challenged by others or invalidated through administrative process or litigation. In addition, our confidentiality agreements with some of our employees or others may not provide adequate protection of our proprietary rights in the event of unauthorized use or disclosure of our proprietary information or if our proprietary information otherwise becomes known or is independently developed, by competitors.

  Ownership by Significant Stockholders and Sales of Substantial Amounts of Our Common Stock May Adversely Affect the Market for Our Common Stock.

     Members of the Harris Group and Mario J. Gabelli, and entities controlled directly or indirectly by Mr. Gabelli, own a significant amount of our common stock.

     These concentrations of voting power may inhibit changes in control of our company and may adversely affect the market price for our common stock. In addition, sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock prevailing from time to time and could impair our ability to raise additional capital through the sale of our equity securities.

ITEM 2. PROPERTIES.

     The Company's principal properties, all of which are used in the Company's media services segment, and their general characteristics are as follows:

                                                                                   LEASE       APPROXIMATE
                        LOCATION                             PRINCIPAL USE       EXPIRATION    SQUARE FEET
                        --------                             -------------       ----------    -----------
Cleveland, Ohio.........................................  General Offices        2000            186,000
Cleveland, Ohio.........................................  General Offices        2010            151,740
Cleveland, Ohio.........................................  Warehousing            2001             28,000
Hasbrouck Heights, New Jersey...........................  General Offices        2001             25,000
Darien, Connecticut.....................................  General Offices        2009             18,200
New York, New York......................................  Sales Offices          2000             10,000
Boulder, Colorado.......................................  General Offices        2006             29,000
Golden, Colorado........................................  Sales Offices          2001             10,850
Isleworth, Middlesex UK.................................  General Offices        2014              7,600
Campbell, California....................................  General Offices        2000              4,162

     Other smaller properties include 29 sales and/or editorial offices under leases expiring through 2005 located in major cities throughout the United States and the United Kingdom. We believe our facilities are adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS.

     In connection with the acquisition of Mecklermedia Corporation, on December 1, 1998, a lawsuit was brought against the Company by Ariff Alidina (the "Plaintiff") a former shareholder of Mecklermedia, in Federal District court in the Southern District of New York for an unspecified amount, as well as other relief. The Plaintiff has claimed that the Company violated the federal securities laws by selling Mr. Meckler, a beneficial owner of approximately 26% of the shares of Mecklermedia, an 80.1% interest in internet.com Corporation for what the Plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia than was paid to other stockholders of Mecklermedia. The Company intends to vigorously defend this suit. In January 2000, the United States District Court for the Southern District of New York denied class certification for this case. Two other former shareholders have since moved to intervene as plaintiffs and renewed the motion for class certification.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     Our common stock is traded on the New York Stock Exchange under the symbol PME. Our common stock commenced trading on August 10, 1998 after we completed our spinoff from Pittway Corporation. The following table sets forth, for the periods indicated, the high and low sales prices from the common stock as reported on the New York Stock Exchange.

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                             ----------------
                                                              HIGH      LOW
                                                             ------    ------
Year Ended December 31, 1999:
  First Quarter............................................  $22.50    $18.13
  Second Quarter...........................................   29.63     19.50
  Third Quarter............................................   24.25     12.63
  Fourth Quarter...........................................   24.75     14.75

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                             ----------------
                                                              HIGH      LOW
                                                             ------    ------
Year Ended December 31, 1998:
  Third Quarter (from August 10, 1998).....................  $17.00    $12.88
  Fourth Quarter...........................................   20.25     12.50

     On March 20, 2000, the reported last sale price of the Common Stock on the New York Stock Exchange was $27.00 per share. The company has approximately 770 holders of the common stock, as calculated by using the number of record holders on March 20, 2000.

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

     On August 8, 1998, Penton acquired the outstanding stock of Donohue/Meehan Publishing Company ("DM Publishing") for, among other consideration, 1,541,638 shares of Penton common stock. On May 27, 1999, Penton acquired the assets of New Hope for, among other consideration, 2,102,564 shares of Penton common stock. On March 22, 2000, Penton made a contingent payment to New Hope, in part, with 52,920 shares of Penton common stock. In making such payments, Penton relied upon the exemption from registration provided by Section 4(2) under the Securities Act as these transactions did not involve a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table presents our selected financial data. The statement of income data for each of the three years in the period ended December 31, 1999 and the balance sheet data as of December 31, 1998 and 1999 have been derived from our audited consolidated financial statements and related notes, which appear elsewhere in this Form 10-K. The statement of income data for each of the two years in the period ended December 31, 1996 and the balance sheet data as of December 31, 1995, 1996 and 1997 have been derived from our audited consolidated financial statements and related notes that are not included in this Form 10-K.

     You should read the following information together with our audited consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

     You should also consider the following when reading the statement of income data below:

          - All historical amounts have been restated to reflect the classification of our Printing segment and Direct Mail segment as discontinued.

          - EBITDA is earnings before interest, taxes, depreciation and amortization.

          - Penton defines EBITDA as operating income before depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. However, EBITDA is not adjusted for all non-cash expenses or for working capital, capital expenditures and other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Not all companies calculate EBITDA in the same manner, and EBITDA as presented may not be comparable to similarly titled measures presented by other companies.

          - Operating income equals revenues less operating expenses. See Consolidated Statement of Income included elsewhere herein.

          - Cash flows from investing activities include capital expenditures and acquisitions.

          CONSOLIDATED COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)       1999        1998         1997        1996        1995
  ---------------------------------------------     --------    ---------    --------    --------    --------
OPERATING RESULTS
  Revenues........................................  $300,824    $ 207,682    $181,109    $166,631    $158,314
  Operating income................................    39,390       26,218      24,854      17,681       9,428
  Income from continuing operations...............     7,930       11,186      14,612      10,475       7,109
  Income (loss) from discontinued operations......        33         (296)        262         481       1,468
  Gain on sale of discontinued operations.........     8,660           --          --          --          --
  Extraordinary item -- early extinguishment of
     debt.........................................    (8,413)          --          --          --          --
  Net income......................................     8,210       10,890      14,874      10,956       8,577
  Earnings per common share -- basic and diluted:
     Income from continuing operations............      0.28         0.51        0.69        0.49        0.34
     Net income...................................      0.29         0.50        0.70        0.52        0.40
CASH FLOWS AND OTHER DATA
  Cash flows
     Operating....................................  $ 34,357    $  25,749    $ 23,186    $ 20,507    $  7,423
     Investing....................................   (27,770)    (271,157)    (53,192)     (4,722)     (4,989)
     Financing....................................    19,879      246,993      30,854     (15,888)     (1,697)
  Capital expenditures............................     5,884        5,775       5,450       4,822       4,989
  Depreciation and amortization...................    27,918        7,791       3,903       3,335       3,302
  EBITDA..........................................    67,308       34,009      28,757      21,016      12,730
AT PERIOD END
  Total assets of continuing operations...........  $805,151    $ 479,301    $156,426    $108,799    $116,494
  Investment in discontinued operations...........     4,228           --          --          --          --
  Total assets....................................   809,379      479,301     156,426     108,799     116,494
  Goodwill and other intangibles..................   451,236      387,612      71,822      21,940      21,916
  Total debt......................................   215,000      307,000      34,170          --          --
  Stockholders' equity............................   402,601       87,489      69,613      59,151      70,763

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Set forth below is a discussion and analysis of the Company's financial condition and results of operations. Such discussion should be read in conjunction with the consolidated financial statements, the notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.

OVERVIEW

     Penton was spun off from Pittway Corporation ("Pittway") and acquired DM Publishing in August 1998; then acquired Internet World Media, Inc. ("IWM") in November 1998; MFG in February 1999; Jon Peddie in May 1999; New Hope in May 1999; Multimedia Week in August 1999; Stardust.com in October 1999; and Nutracon in December 1999. As Penton acquires additional companies, its sales mix, market focus, cost structure, operating leverage and the seasonality of its business may change significantly. Consequently, Penton's historical and future results of operations reflect and will reflect the impact of acquisitions, and period-to-period comparisons may not be meaningful in certain respects. Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

     On November 30, 1999, Penton completed the sale of its Printing segment to R.R. Donnelley & Sons Company for approximately $31.0 million. Penton recorded a gain on the sale of $15.5 million ($9.3 million, or $0.33 per share, after tax). In December 1999, Penton signed a letter of intent to sell its Direct Mail segment for approximately $4.0 million in cash. The cash sales price will be received and recorded in the first quarter of 2000. A sales price of $4.0 million will result in a loss for Penton estimated at $0.7 million, or $0.02 per share, including a provision of $0.06 million for operating losses during the phase-out period. Operating results, net assets and cash flows for the Printing and Direct Mail segments have been reflected as discontinued operations in the accompanying financial statements. Net income for the Printing segment was $0.3 million, $0.5 million and $0.9 million in 1999, 1998 and 1997, respectively ($0.01, $0.02 and $0.04 per share), on revenues of $10.4 million, $11.7 million and $10.5 million, respectively. Net losses for the Direct Mail segment were $0.3 million, $0.8 million and $0.7 million in 1999, 1998 and 1997, respectively ($0.01, $0.04 and $0.03 per share), on revenues of $12.2 million, $13.8 million and $13.3 million, respectively.

RESULTS OF OPERATIONS

     The following table sets forth income statement data of the Company expressed as a percentage of revenues for the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Revenues....................................................  100.0%    100.0%    100.0%
                                                              -----     -----     -----
Operating Expenses:
  Editorial, production and circulation.....................   38.9%     41.5%     44.3%
  Selling, general and administrative.......................   38.8%     42.2%     39.8%
  Depreciation and amortization.............................    9.2%      3.7%      2.2%
                                                              -----     -----     -----
                                                               86.9%     87.4%     86.3%
                                                              -----     -----     -----
Operating Income............................................   13.1%     12.6%     13.7%
                                                              -----     -----     -----
Other Income (expenses):
  Interest expense..........................................   (7.2)%    (2.7)%    (0.5)%
  Gain on sale of investments...............................    2.0%       --       0.6%
  Miscellaneous, net........................................    0.1%       --        --
                                                              -----     -----     -----
                                                               (5.1)%    (2.7)%     0.1%
                                                              -----     -----     -----
Income from continuing operations before income taxes.......    8.0%      9.9%     13.8%
Provision for income taxes..................................    5.4%      4.5%      5.7%
                                                              -----     -----     -----
Income from continuing operations...........................    2.6%      5.4%      8.1%
Discontinued operations.....................................    2.9%     (0.2)%     0.1%
                                                              -----     -----     -----
Income before extraordinary item............................    5.5%      5.2%      8.2%
Extraordinary item -- early extinguishment of debt..........   (2.8)%      --%       --%
                                                              -----     -----     -----
Net income..................................................    2.7%      5.2%      8.2%
                                                              =====     =====     =====

1999 COMPARED WITH 1998

  Revenues

     Total revenues increased $93.1 million, or 44.8%, from $207.7 million in 1998 to $300.8 million in 1999.

     Publishing revenues increased $23.7 million, or 13.2%, from $179.7 million to $203.4 million, due primarily to the following: (i) the addition of Baking Management, Modern Baking and Convenience Store Decisions magazines, which were part of the DM Publishing acquisition in August 1998; (ii) the addition of Boardwatch magazine and Internet World magazine, which were part of the IWM acquisition in November 1998; (iii) the addition of Natural Foods Merchandiser, Delicious!, Health and Nutrition Breakthroughs, Nutrition Science News and Expansion Management magazines, which were part of the New Hope acquisition in May 1999; (iv) the addition of Mid-Range ERP magazine, which was part of the MFG acquisition in February 1999; (v) the addition of IW Growing Companies,the first issue of which was not published until the second quarter of 1998; and (vi) increased revenues year-over-year in Penton's core magazines, such as Contracting Business, Machine Design, Foundry Management and Technology, Government Procurement and Penton's Embedded Systems Development. These increases were offset by (i) lower revenues from Electronic Design magazine compared with the same period in the prior year, due to a slowdown in the electronics market; (ii) the absence of the Fluid Power Handbook & Directory,which was published in 1998, and is published every other year; and
(iii) lower revenues from various other core magazines compared with the same period in the prior year.

     Trade show and conference revenues increased $69.5 million, or 248.6%, from $28.0 million to $97.4 million, due primarily to the following: (i) the first-time inclusion of IWM which was acquired in late November 1998 and which added the Fall and Spring Internet World trade shows as well as the ISPCON trade shows; (ii) the first-time inclusion of New Hope, which was acquired at the end of May 1999 and includes the Natural Products Expo East and West trade shows;
(iii) the addition of A/E/C Systems UK Show, A/E/C GEO Expo and the Metalmecanica show, all of which were held for the first time in 1999; and (iv) significant year-over-year revenue increases for the Supply Chain Expo, Service Management Europe and Wireless Symposium/Portable by Design Conference & Exhibition.

     Operating Expenses. Operating expenses increased $80.0 million, or 44.1%, from $181.5 million in 1998 to $261.4 million in 1999. As a percentage of revenues, operating costs decreased from 87.4% in 1998 to 86.9% in 1999. The improvement in operating expenses as a percentage of revenues was due primarily to higher margins earned on acquired trade shows that were held for the first time in 1999. These improvements were offset by the increase in depreciation and amortization related to the acquisitions and to the change in Penton's goodwill amortization policy for acquired trade shows, which reduced the write-off period from 40 years to 20 years.

     Editorial, Production and Circulation. Total editorial, production and circulation expenses grew to $116.9 million in 1999 compared with $86.1 million in 1998, representing an increase of $30.8 million, or 35.8%. Approximately $29.4 million of the increase was due to the DM Publishing acquisition in August 1998, the IWM acquisition in November 1998 and the New Hope acquisition in May 1999. These increases in costs were offset by the absence of costs related to the biennial Fluid Power Handbook & Directory, which was published in 1998, but not in 1999. In addition, costs related to Penton's core publishing operations were down due to advertising slowdowns, primarily in the electronics and computer markets.

     As a percentage of revenues, editorial, production and circulation expenses decreased from 41.5% in 1998 to 38.9% in 1999. The decrease was due largely to DM Publishing magazines, higher margins earned from the IWM and New Hope trade shows, and production improvements.

     Selling, General and Administrative. Total selling, general and administrative expenses grew $29.0 million, or 33.1%, from $87.6 million in 1998 to $116.6 million in 1999. Approximately $27.2 million of the increase was due to the DM Publishing acquisition in August 1998, the IWM acquisition in November 1998 and the acquisition of New Hope in May 1999. Costs related to the biennial Fluid Power Handbook & Directory, which was published in 1998, were not incurred in 1999. In addition, costs related to

Penton's core publishing operations decreased due to advertising slowdowns, primarily in the electronics and computer markets.

     As a percentage of revenues, selling, general and administrative expenses decreased from 42.2% in 1998 to 38.8% in 1999. The improvement was due largely to the addition of new trade shows and conferences to Penton's product mix.

     Depreciation and Amortization. Depreciation and amortization increased $20.1 million, or 258.3%, to $27.9 million. The higher expense was the result primarily of the amortization of intangible assets of approximately $0.6 million associated with the DM Publishing acquisition in August 1998; of approximately $15.9 million from the IWM acquisition in November 1998; and approximately $2.5 million from the New Hope acquisition in May 1999. In addition, the increase was due to the change in Penton's goodwill amortization policy for acquired trade shows, effective with the fourth quarter of 1998. Penton reduced the write-off period from 40 years to 20 years. The acquisitions of MFG, Jon Peddie, Multimedia Week,Stardust.com and Nutracon also contributed to the increase.

     Operating Income. Overall, Penton's operating income increased $13.2 million, or 50.2%, to $39.4 million from $26.2 million in the prior year. Operating income as a percentage of revenue increased from 12.6% in 1998 to 13.1% in 1999.

     Interest Expense. Interest expense increased $16.0 million to $21.6 million, due to additional borrowings used to finance Penton's acquisition strategy since its spinoff in August 1998.

     Effective Tax Rates. The effective tax rates from continuing operations were 67.0% and 45.8% in 1999 and 1998, respectively. Penton's acquisition of Independent Exhibitions, Ltd.(INDEX), in December 1997, DM Publishing in August 1998 and IWM in November 1998 resulted in the recording of goodwill. The amortization of goodwill for these transactions is recognized for financial statement purposes, but is not deductible for tax purposes due to the structure of the purchase transactions. Accordingly, Penton's effective tax rate increased from 1998 due to the full-year effect of the acquisitions.

     Extraordinary Item. The extraordinary item in 1999, which aggregated $8.4 million, net of $5.6 million in taxes, relates to the writeoff of unamortized deferred finance costs associated with the partial paydown of senior debt with the proceeds from the common stock offering completed in May 1999 and the refinancing of senior debt in September 1999.

     Gain on Sale of Investments. In July 1999, Penton sold 510,000 shares of internet.com Corporation stock and recognized a gain of approximately $5.9 million.

1998 COMPARED WITH 1997

  Revenues

     Total revenues increased $26.6 million, or 14.7%, from $181.1 million in 1997 to $207.7 million in 1998.

     Publishing revenues increased $9.3 million to $179.7 million, due primarily to the following: (i) the DM Publishing acquisition in August 1998; (ii) two publications launched in the first quarter, IW Growing Companies and Penton's Embedded Systems Development; (iii) the publication of Fluid Power Handbook & Directory, which is published every other year; and (iv) higher pricing on other advertising business.

     Trade show and conference revenues increased $17.2 million to $28.0 million in 1998. About $12.0 million of the increase was due to the first-time inclusion of the operations of INDEX, and about $5.0 million was due to Industrial Shows of America. Both INDEX and Industrial Shows of America (ISOA) were acquired in December 1997. In addition, 1998 included an increase in the Wireless Symposium/Portable by Design Conference & Exhibition and approximately $0.8 million related to the addition of IWM in November 1998.

     Operating Expenses. Operating expenses for Penton increased $25.2 million, or 16.1%, from $156.3 million in 1997 to $181.5 million in 1998. As a percentage of revenues, operating costs increased from 86.2% in 1997 to 87.4% in 1998. The increase in percentage was due primarily to the increase in amortization related to acquisitions, period costs related to IWM and one-time spin-off and start-up costs. These increases were offset partially by the first full year of operations of INDEX and ISOA.

     Editorial, Production and Circulation. Total editorial, production and circulation expenses grew to $86.1 million in 1998 compared with $80.3 million in 1997, representing an increase of $5.8 million, or 7.2%. The increase was due to the inclusion of the INDEX and ISOA trade shows acquired in late 1997, which accounted for $4.7 million of the total production expense increase. Other expense increases related to the acquisition of DM Publishing in August 1998, the acquisition of IWM in November 1998 and the publication of the biennial Fluid Power Handbook & Directory,which was not published in 1997. Accordingly, editorial, production and circulation expenses declined as a percentage of revenues from 44.3% in 1997 to 41.5% in 1998.

     Selling, General and Administrative. Total selling, general and administrative expenses grew $15.6 million, or 21.7%, to $87.6 million in 1998. The increase was due to: (i) expenses of the INDEX and ISOA trade shows held in 1998, which amounted to $4.9 million and $3.7 million, respectively; (ii) period costs of the newly acquired IWM trade shows in the amount of $1.7 million (for which related revenues were deferred until those trade shows were held in future periods); (iii) costs related to launching two publications in the first quarter, IW Growing Companies and Penton's Embedded Systems Development; (iv) the DM Publishing acquisition in August 1998; (v) one-time spin-off costs of approximately $0.4 million; (vi) costs related to the biennial Fluid Power Handbook & Directory; (vii) sales volume growth; and (viii) higher charges related to Pittway stock appreciation rights held by Penton employees, which will not recur. Total costs charged to Penton by Pittway for 1998 and 1997 were $1.4 million. Accordingly, selling, general and administrative expenses increased as a percentage of revenues from 39.8% in 1997 to 42.2% in 1998.

     Depreciation and Amortization. Depreciation and amortization increased $3.9 million to $7.8 million in 1998. The higher expense was the result primarily of: the amortization of intangible assets associated with the trade shows acquired in December 1997; the DM Publishing acquisition in August 1998; the IWM acquisition in November 1998; and, beginning with the fourth quarter of 1998, the change from 40 years to 20 years in Penton's goodwill amortization policy for acquired trade shows, which accounted for $0.3 million of additional amortization in 1998. While this change negatively impacted the reported earnings per share, it has no impact on EBITDA.

     Operating Income. Overall, Penton's operating income increased $1.3 million, or 5.2%, to $26.2 million from $24.9 million in the prior year. Operating income as a percentage of revenue decreased from 13.7% to 12.6%, due primarily to the increase in amortization associated with Penton's acquisitions.

     Interest Expense. Interest expense increased $4.7 million to $5.6 million due to additional borrowings used to finance the two trade show company acquisitions in December 1997, the DM Publishing acquisition in August 1998 and the IWM acquisition in November 1998.

     Other. In 1998, Penton wrote down the carrying value of various intangible assets by $1.0 million. In 1997, Penton recognized a $1.0 million gain on the sale of Managing Office Technology magazine.

     Effective Tax Rates. The effective tax rates from continuing operations were 45.8% and 41.7% in 1998 and 1997, respectively. Penton's acquisition of INDEX in December 1997, DM Publishing in August 1998 and IWM in November 1998 resulted in the recording of goodwill. The amortization of goodwill for these transactions is recognized for financial statement purposes, but is not deductible for tax purposes due to the structure of the purchase transactions. Accordingly, Penton's effective tax rate increased in 1998.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a widely used and commonly reported standard measure utilized by analysts and investors in the analysis of the media industry. EBITDA is not a measure of performance under GAAP because it excludes those items listed above that are significant components in understanding and evaluating Penton's financial performance. However, the following EBITDA information can be helpful in determining Penton's ability to meet its debt service requirements and in comparative analyses of operating performance relative to other media companies. Penton's calculation of EBITDA is as follows (in thousands):

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Net income..................................................  $ 8,210    $10,890
Interest expense............................................   21,558      5,545
Gain on sale of investments.................................   (5,906)        --
Provision for income taxes..................................   16,065      9,442
Depreciation and amortization...............................   27,918      7,791
Extraordinary item, net of taxes............................    8,413         --
Discontinued operations, net of taxes.......................   (8,693)       296
Miscellaneous, net..........................................     (257)        45
                                                              -------    -------
  EBITDA....................................................  $67,308    $34,009
                                                              =======    =======

     Penton's EBITDA increased $33.3 million, or 97.9%, from $34.0 million in 1998 to $67.3 million in 1999. EBITDA margins increased from 16.4% in 1998 to 22.4% in 1999. The increases were due primarily to the addition of trade shows and conferences to Penton's product mix.

     Penton's calculation of EBITDA for the Media Services segment is as follows (in thousands):

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Media Services segment:
     Publishing and other...................................  $45,897    $45,147
     Trade shows and conferences............................   43,008      4,024
     Corporate..............................................  (21,597)   (15,162)
                                                              -------    -------
  EBITDA....................................................  $67,308    $34,009
                                                              =======    =======

     EBITDA for Penton's publishing operations increased $0.8 million to $45.9 million in 1999, compared with $45.1 million in 1998. The increase was due primarily to a full year of DM Publishing, offset by an advertising decrease from slowdowns in the technology markets. EBITDA for Penton's trade show and conference operations increased $39.0 million, or 968.8% from $4.0 million in 1998 to $43.0 million in 1999. This increase was due primarily to the acquired IWM and New Hope trade shows and conferences.

FOREIGN CURRENCY

     The functional currency of Penton's foreign operations is the local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. dollars at the rates of exchange on the balance sheet date; income and expense are translated at the average rates of exchange prevailing during the year. There were no significant foreign currency transaction gains or losses in 1999 or 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the periods presented, Penton financed its operations primarily through cash generated from operating activities, borrowings under its credit facilities and, in 1999, the sale of equity securities, investments and assets.

     Cash flow provided by operations in 1999 was $34.4 million, up $8.7 million from $25.7 million in 1998. The increase was attributable to the acquisitions completed in 1998 and 1999 and to the effect for non-cash items, including depreciation and amortization, gains and losses on the sale of investments and assets, and the extraordinary loss on the extinguishment of debt.

     Cash from operating activities, along with cash from the sale of internet.com Corporation stock and the sale of the Printing segment, was used for capital expenditures, to make acquisitions and to exercise options for internet.com Corporation stock. Penton's capital expenditures for 1997 were $5.5 million; in 1998, $5.8 million; and in 1999, $5.9 million. The Company anticipates that total capital expenditures for 2000 will be about $18.3 million, which will be used primarily to relocate corporate headquarters. These expenditures will be funded from cash on hand, cash flow from operations and, if necessary, borrowings under our credit facility.

     On September 1, 1999, Penton entered into a credit agreement with several banks under which it can borrow up to $340.0 million. The agreement provides for a revolving credit facility of up to $125.0 million, a long-term loan of $140.0 million ("Term Loan A") and a long-term loan of $75.0 million ("Term Loan B"). The proceeds of this credit agreement were used to repay Penton's debt outstanding under the $325.0 million credit facility obtained when Penton purchased IWM. At December 31, 1999, Penton had $215.0 million outstanding under its term loans and $125.0 million available under its revolving credit facility.

     In May 1999, Penton completed a 6.5 million-common share offering and received net proceeds of approximately $118.4 million, which were used to repay senior debt and for general corporate purposes, including the acquisition of New Hope.

     Based upon current and anticipated levels of operations, management believes that cash on hand and cash flow from operations, combined with borrowings available under Penton's credit facilities, will be sufficient to enable Penton to meet current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs. However, actual capital requirements may change, particularly as a result of any acquisitions that Penton may make. Penton's ability to meet current and anticipated operating requirements will depend upon its future performance, which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond Penton's control. Depending on the nature, size and timing of future acquisitions, Penton may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities. Management cannot assure that such additional financing will be available at acceptable terms. Substantially all of Penton's debt bears interest at floating rates. Therefore, Penton's liquidity and financial condition are, and will continue to be, affected by changes in prevailing interest rates.

SEASONALITY

     Prior to 1998, Penton had not experienced significant seasonality in its business. The introduction of trade shows and conferences into Penton's product mix through the acquisition of INDEX and ISOA in late 1997, the acquisition of IWM in November 1998 and the acquisition of New Hope in May 1999 has changed the seasonal pattern of revenue and profit because all four companies have pronounced seasonal patterns in their businesses. The majority of the trade shows owned by ISOA and IWM are held in the second and fourth quarters and, accordingly, the majority of their revenue is recognized in these quarters. Furthermore, the majority of the INDEX shows historically have been held in the fourth quarter, and the New Hope shows have been held in the first and third or fourth quarters. Accordingly, these acquisitions had a positive impact on revenue and profit for these quarters.

     Penton also may experience seasonal fluctuations as trade shows and conferences held in one period in the current year may be held in a different period in future years.

INFLATION

     The impact of inflation on Penton's results of operations has not been significant in recent years.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Penton was required to adopt this statement in the first quarter of 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 an Amendment of FASB Statement No 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133, for all fiscal quarters beginning after June 15, 2000. Even though Penton has entered into interest rate cap, collar and swap agreements, management does not believe these statements will have a material impact on Penton's business, results of operations or financial condition.

EURO CONVERSION

     On January 1, 1999, 11 of the 15 participating countries that are members of the European Union established a new uniform currency known as the Euro. The currency existing prior to such date in the participating countries will be phased out during the transition period commencing January 1, 1999, and ending January 1, 2002. During this transition period, both the Euro and the existing currency will be available in the participating countries. Although Penton generates revenues in some of the participating countries, management does not anticipate that the introduction and use of the Euro will materially affect Penton's business, results of operations or financial condition.

YEAR 2000

     The year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. If a company's computer programs with date-sensitive functions are not year 2000-compliant, they may recognize a date using 00 as the year 1900 rather than the year 2000.

     Penton did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, Penton expects no significant impact on its ongoing business as a result of the year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. It is possible that year 2000 or similar issues may occur with billing, payroll or financial closings at month, quarter or year end. Penton believes that any such problems are likely to be minor and correctable. In addition, Penton could be negatively impacted if customers or suppliers were adversely affected by the year 2000 or similar issues. Penton is aware of no significant year 2000 or similar problem that has arisen for its customers or suppliers.

     As of December 31, 1999, Penton spent approximately $0.9 million associated with the replacement of computerized systems, hardware and equipment; however, Penton cannot quantify the amount directly related to year 2000 compliance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Penton does not enter into derivatives or other financial instruments for trading or speculative purposes.

     In the normal course of business, Penton manages fluctuations in interest rates through swap agreements to hedge up to 50% of its floating rate borrowings. Penton's objective in managing this exposure is to reduce fluctuations in earnings and cash flows associated with changes in interest rates. See Note 8 - Fair Value of Financial Instruments.

     Penton maintains assets and operations in Europe, and as a result, may be exposed to cost increases relative to the markets in which it sells. For 1999, a hypothetical 10% strengthening of the U.S. dollar relative to the currencies of foreign countries in which Penton operates was not material.

                               PENTON MEDIA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

FINANCIAL STATEMENTS:
Report of Independent Accountants...........................     25
Consolidated Balance Sheets at December 31, 1999 and 1998...     26
Consolidated Statements of Income for the Years Ended
  December 31, 1999, 1998, and 1997.........................     28
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................     29
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997..............     30
Notes to Consolidated Financial Statements..................     31

FINANCIAL STATEMENT SCHEDULES:
Consolidated Financial Statement Schedule II -- Valuation
  and Qualifying Accounts...................................     51

     All other schedules have been omitted because the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Penton Media, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Penton Media, Inc. (formerly Penton Publishing, Inc. and, prior to August 7, 1998, a wholly owned subsidiary of Pittway Corporation) and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers, LLP

Cleveland, Ohio
February 9, 2000

                               PENTON MEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 30,370     $  3,953
  Accounts and notes receivable, less allowance for doubtful
     accounts of $3,958 and $4,899, respectively............    40,199       37,956
  Inventories...............................................       818        2,361
  Deferred tax assets.......................................        --        5,797
  Prepayments, deposits and other...........................     7,201        8,086
  Net current assets of discontinued operations.............     4,228           --
                                                              --------     --------
          Total current assets..............................    82,816       58,153
                                                              --------     --------
Property, plant and equipment, at cost:
  Land and buildings........................................        95        6,596
  Machinery and equipment...................................    45,243       69,730
                                                              --------     --------
                                                                45,338       76,326
  Less: accumulated depreciation............................    30,252       47,395
                                                              --------     --------
                                                                15,086       28,931
                                                              --------     --------
Other assets:
  Goodwill, less accumulated amortization of $27,399 and
     $10,129 in 1999 and 1998, respectively.................   411,173      340,706
  Other intangibles, less accumulated amortization of $9,541
     and $7,828 in 1999 and 1998, respectively..............    40,063       46,906
  Investments...............................................   259,859        4,472
  Miscellaneous.............................................       382          133
                                                              --------     --------
                                                               711,477      392,217
                                                              --------     --------
                                                              $809,379     $479,301
                                                              ========     ========

                               PENTON MEDIA, INC.

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Senior debt facility......................................  $  3,875     $ 11,250
  Revolving credit facility.................................        --        6,000
  Notes payable.............................................        --        1,000
  Accounts payable..........................................     7,499       10,823
  Income taxes payable......................................    10,172        8,059
  Accrued earnouts..........................................     7,447        4,616
  Accrued compensation and benefits.........................     8,377        7,238
  Other accrued expenses....................................    10,546       15,312
  Deferred tax liability....................................    39,634           --
  Unearned income, principally trade show and conference
     deposits...............................................    30,214       14,564
                                                              --------     --------
          Total current liabilities.........................   117,764       78,862
                                                              --------     --------
Long-term liabilities and deferred credits:
  Senior debt facility......................................   211,125      288,750
  Net deferred pension credits..............................    16,269       18,007
  Deferred taxes............................................    60,887        5,313
  Other.....................................................       733          880
                                                              --------     --------
                                                               289,014      312,950
                                                              --------     --------
Stockholders' equity:
  Preferred stock, 2,000,000 shares authorized; none
     issued.................................................        --           --
  Common stock, $0.01 par value, 60,000,000 shares
     authorized; 31,325,896 and 22,781,713 shares issued and
     outstanding at December 31, 1999, and 1998,
     respectively...........................................       313          228
  Capital in excess of par value............................   214,551       55,050
  Retained earnings.........................................    36,970       32,262
  Accumulated other comprehensive income (loss).............   150,767          (51)
                                                              --------     --------
                                                               402,601       87,489
                                                              --------     --------
                                                              $809,379     $479,301
                                                              ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                              1999        1998        1997
                                                            --------    --------    --------
                                                                 (DOLLARS IN THOUSANDS,
                                                                 EXCEPT PER SHARE DATA)
Revenues..................................................  $300,824    $207,682    $181,109
                                                            --------    --------    --------
Operating expenses:
  Editorial, production and circulation...................   116,924      86,091      80,321
  Selling, general and administrative.....................   116,592      87,582      72,031
  Depreciation and amortization...........................    27,918       7,791       3,903
                                                            --------    --------    --------
                                                             261,434     181,464     156,255
                                                            --------    --------    --------
Operating income..........................................    39,390      26,218      24,854
Other income (expense):
  Interest expense........................................   (21,558)     (5,545)       (823)
  Gain on sale of investments.............................     5,906          --       1,040
  Miscellaneous, net......................................       257         (45)         (2)
                                                            --------    --------    --------
                                                             (15,395)     (5,590)        215
                                                            --------    --------    --------
Income from continuing operations before income taxes.....    23,995      20,628      25,069
Provision for income taxes................................    16,065       9,442      10,457
                                                            --------    --------    --------
Income from continuing operations.........................     7,930      11,186      14,612
Discontinued operations:
  Income (loss) from discontinued operations (less
     applicable income taxes (benefit) of $34, $(199), and
     $175, respectively)..................................        33        (296)        262
  Gain on sale of discontinued operations, including
     provision of $60 for operating losses during phaseout
     period (less applicable income taxes of $5,771)......     8,660          --          --
                                                            --------    --------    --------
                                                               8,693        (296)        262
Income before extraordinary item..........................    16,623      10,890      14,874
Extraordinary item -- early extinguishment of debt (net of
  income taxes of $5,600).................................     8,413          --          --
                                                            --------    --------    --------
Net income................................................  $  8,210    $ 10,890    $ 14,874
                                                            ========    ========    ========
Earnings per common share -- basic and diluted:
  Income from continuing operations.......................  $   0.28    $   0.51    $   0.69
  Discontinued operations.................................      0.31       (0.01)       0.01
  Extraordinary item......................................     (0.30)       0.00        0.00
                                                            --------    --------    --------
  Net income..............................................  $   0.29    $   0.50    $   0.70
                                                            ========    ========    ========
Weighted average number of shares outstanding:
  Basic...................................................    28,108      21,882      21,240
                                                            ========    ========    ========
  Diluted.................................................    28,209      21,882      21,240
                                                            ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999         1998         1997
                                                              ---------    ---------    --------
                                                                    (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   8,210    $  10,890    $ 14,874
  Adjustments to reconcile income from operations to net
    cash provided by operating activities:
    Depreciation and amortization including $2,929 and
      $2,648 in 1998 and 1997, respectively, related to
      discontinued operations...............................     27,918       10,720       6,551
    Gain on sale of investments.............................     (5,906)          --      (1,040)
    Gain on sale of Press segment...........................     (9,324)          --          --
    Non-cash loss on sale of Direct Mail segment............        668           --          --
    Extraordinary loss on extinguishment of debt............      8,413           --          --
    Deferred income taxes...................................       (363)      (5,093)        878
    Retirement and deferred compensation plans..............     (1,182)      (1,584)     (2,000)
    Provision for losses on accounts receivable.............        943          282         662
    Writedown on impairment of assets.......................         --        1,000          --
    Changes in assets and liabilities, excluding effects
      from acquisitions and dispositions:
      Accounts and notes receivable.........................     (3,470)      (1,960)      1,261
      Inventories...........................................       (389)         284         931
      Prepayments and deposits..............................        869       (1,481)        630
      Accounts payable and accrued expenses.................     (5,444)      10,170       1,584
      Unearned income.......................................     12,325        2,421        (552)
      Other changes, net....................................      1,089          100        (593)
                                                              ---------    ---------    --------
         Net cash provided by operating activities..........     34,357       25,749      23,186
                                                              ---------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (5,884)      (5,775)     (5,450)
  Acquisitions, net of cash acquired........................    (53,969)    (283,382)    (48,733)
  Proceeds from sale of internet.com........................         --       18,000          --
  Proceeds from sale of investments.........................      6,640           --          --
  Cash paid for investments.................................     (3,446)          --          --
  Net proceeds from sale of Printing segment................     28,889           --          --
  Proceeds from sale of publications........................         --           --         991
                                                              ---------    ---------    --------
         Net cash used for investing activities.............    (27,770)    (271,157)    (53,192)
                                                              ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facility...................         --        6,000          --
  Proceeds from $325 million senior debt facility...........     24,500      300,000          --
  Repayment of $325 million senior debt facility............   (330,500)          --          --
  Proceeds from $340 million senior debt facility...........    235,000           --          --
  Repayment of $340 million senior debt facility............    (20,000)          --          --
  Payment of notes payable..................................     (1,000)     (38,066)    (14,000)
  Increase in notes payable.................................         --           --      48,342
  Payment of financing costs................................     (3,461)     (14,754)         --
  Advances to parent company................................         --       (4,820)        924
  Proceeds from equity offering, net........................    118,416           --          --
  Proceeds from deferred shares and options exercised.......        170           --          --
  Dividends paid............................................     (3,246)      (1,367)     (4,412)
                                                              ---------    ---------    --------
         Net cash provided by financing activities..........     19,879      246,993      30,854
                                                              ---------    ---------    --------
Effect of exchange rate changes on cash.....................        (49)         (51)         --
                                                              ---------    ---------    --------
         Net increase in cash and equivalents...............     26,417        1,534         848
Cash and equivalents at beginning of period.................      3,953        2,419       1,571
                                                              ---------    ---------    --------
Cash and equivalents at end of period.......................  $  30,370    $   3,953    $  2,419
                                                              =========    =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      ACCUMULATED
                                                  COMMON     CAPITAL IN                  OTHER
                            PREFERRED   COMMON     STOCK     EXCESS OF    RETAINED   COMPREHENSIVE
                             SHARES     SHARES   PAR VALUE   PAR VALUE    EARNINGS   INCOME (LOSS)     TOTAL
                            ---------   ------   ---------   ----------   --------   -------------    --------
                                                          (DOLLARS IN THOUSANDS)
Balance at December 31,
  1996....................         --   21,240     $212       $ 29,630    $29,309      $     --       $ 59,151
                            ---------   ------     ----       --------    -------      --------       --------
Net income................         --      --        --             --     14,874            --         14,874
Dividends to Pittway......         --      --        --             --     (4,412)           --         (4,412)
                            ---------   ------     ----       --------    -------      --------       --------
Balance at December 31,
  1997....................         --   21,240     $212       $ 29,630    $39,771      $     --       $ 69,613
                            ---------   ------     ----       --------    -------      --------       --------
Comprehensive income:
  Net income..............         --      --        --             --     10,890            --         10,890
  Other comprehensive
     income  -- foreign
     currency translation
     adjustments..........         --      --        --             --         --           (51)           (51)
                            ---------   ------     ----       --------    -------      --------       --------
  Comprehensive income....         --      --        --             --         --            --         10,839
                            ---------   ------     ----       --------    -------      --------       --------
Dividends.................         --      --        --             --     (1,367)           --         (1,367)
Issuance of common stock
  to acquire DM
  Publishing..............         --   1,542        16         25,420         --            --         25,436
Dividends to Pittway......         --      --        --             --    (17,032)           --        (17,032)
                            ---------   ------     ----       --------    -------      --------       --------
Balance at December 31,
  1998....................         --   22,782     $228       $ 55,050    $32,262      $    (51)      $ 87,489
                            ---------   ------     ----       --------    -------      --------       --------
Comprehensive income:
  Net income..............         --      --        --             --      8,210            --          8,210
  Other comprehensive
     income:
       Foreign currency
          translation
          adjustments.....         --      --        --             --         --          (787)          (787)
  Mark to market
     adjustments..........         --      --        --             --         --       151,605        151,605
                            ---------   ------     ----       --------    -------      --------       --------
  Comprehensive income....         --      --        --             --         --            --        159,028
                            ---------   ------     ----       --------    -------      --------       --------
Dividends.................         --      --        --             --     (3,502)           --         (3,502)
Issuance of common stock,
  net of issuance costs...         --   6,430        64        118,352         --            --        118,416
Issuance of shares to
  acquire New Hope........         --   2,103        21         40,979         --            --         41,000
Deferred shares and
  options exercised.......         --      11        --            170         --            --            170
                            ---------   ------     ----       --------    -------      --------       --------
Balance at December 31,
  1999....................         --   31,326     $313       $214,551    $36,970      $150,767       $402,601
                            ---------   ------     ----       --------    -------      --------       --------

  The accompanying notes are an integral part of these Consolidated financial statements.

                               PENTON MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Penton Media, Inc., ("Penton") is a leading diversified business-to-business media company that produces market focused magazines, Web sites, trade shows and conferences. Penton's integrated media portfolio serves the following market sectors: Internet/broadband; design/engineering; electronics; natural products/food/retail; government/compliance;
leisure/hospitality; management; manufacturing; mechanical systems/construction; and supply chain/aviation.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Penton and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Acquisitions are accounted for under the purchase method of accounting and are included in the consolidated financial statements from their respective dates of acquisition.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

     Cash and short-term investments include cash on hand and commercial paper. Short-term investments that have an original maturity of three months or less are considered cash equivalents. All investments in debt securities that have an original maturity of three months or less are considered to be held to maturity. Short-term securities are carried at amortized cost, which approximates fair value.

INVENTORIES

     Inventories are stated at the lower of cost or market. Costs included in inventories are raw materials, direct labor and manufacturing overhead. Prior to the sale of the Printing segment and the classification of the Direct Mail segment as discontinued in 1999, Penton's raw material inventory consisted of paper and ink stock, which is valued using the last-in, first-out (LIFO) method. After the sale and discontinuance of these businesses, raw material inventory consists of paper stock only. The LIFO reserve balances of $0.3 million and $0.4 million at December 31, 1999, and 1998, respectively, represent, the excess of current replacement cost over the LIFO value of paper inventory.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Penton records depreciation, using the straight-line method, in amounts sufficient to write off the cost of depreciable assets over the following estimated useful lives:

Computer equipment...................................       3-5 years
Furniture, fixtures and equipment....................       3-10 years
Building.............................................       18-40 years
Leasehold improvements...............................       Estimated useful lives or lease term,
                                                            whichever is shorter

                               PENTON MEDIA, INC.

     Depreciation expense amounted to approximately $4.9 million, $3.4 million and $2.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Maintenance and repair expenditures are charged to appropriate expense accounts in the period incurred; replacements, renewals and betterments are capitalized. Upon sale or other disposition of property, the cost and accumulated depreciation of such properties are eliminated from the accounts, and the gains or losses thereon are reflected in operations.

INTANGIBLE ASSETS

     Goodwill, trademarks and trade names identified in purchase transactions are amortized using the straight-line method over periods ranging from 20 to 40 years. Effective October 1, 1998, Penton changed its estimated useful life on goodwill associated with trade show acquisitions from 40 years to 20 years. The change decreased 1998 net income by $0.3 million, or $0.01 per share. The change was made to better reflect the estimated useful life of goodwill and to be consistent with prevalent industry practice.

     It is Penton's policy to continually evaluate the period of amortization and the recoverability of goodwill. This review is based upon an evaluation of significant adverse events or changes in our operating environment. If expected future net cash flows, undiscounted and without interest, are less than the carrying amount of the asset, an impairment loss is recognized in the period the determination is made.

     Other intangibles developed internally or acquired in purchase transactions, consisting of non-compete agreements, customer mailing lists, exhibitor lists, patents and copyrights, are being amortized using the straight-line method over their estimated useful lives, ranging from 3 to 15 years.

     Amortization expense amounted to approximately $23.0 million, $4.4 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

DEFERRED FINANCING COSTS

     Costs incurred in obtaining long-term financing are included in "other intangible assets" in the accompanying balance sheet, and are amortized by the straight-line method over the terms of the related indebtedness.

INTEREST RATE SWAP AGREEMENTS

     Penton's interest rate swap agreements are designated and effective as modifications to existing debt obligations to reduce the impact of changes in the interest rates on its floating-rate borrowings and, accordingly, are accounted for using the settlement method of accounting. The differentials to be paid or received under the interest rate swap agreements are accrued as interest rates change and are recognized as adjustments to interest expense. Penton considers swap terms, including the reference rate, payment and maturity dates, and the notional amount, in determining if an interest rate swap agreement is effective at modifying an existing debt obligation. If the criteria for designation are no longer met or the underlying instrument matures or is extinguished, Penton accounts for outstanding swap agreements at fair market value, and any resulting gain or loss is recognized. Any gains or losses upon early termination of the agreements are deferred and amortized over the shorter of the remaining life of the hedged existing debt obligation or the original life of the interest rate swap agreement.

     At December 31, 1999, the effects of swap transactions were insignificant and recorded in interest expense. There were no swap agreements in effect at December 31, 1998.

                               PENTON MEDIA, INC.

REVENUE RECOGNITION

     Advertising revenues from Penton's trade magazines are generally recognized in the month the publications are mailed. Revenues from trade shows and conferences are recognized in the month the events are held. Licensing revenues are recognized on a straight-line basis over the term of the license agreement.

ADVERTISING AND PROMOTION EXPENSES

     Advertising and promotion costs are expensed primarily as incurred. These costs amounted to $18.2 million, $12.4 million and $7.7 million in 1999, 1998 and 1997, respectively.

INCOME TAXES

     Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     For periods prior to and including the spin-off date (see Note 2), Penton's results were included in Pittway's consolidated U.S. federal income tax returns. The 1998 provision for income taxes included in the consolidated statement of income represented an allocated share of Pittway's tax expense. The allocated share approximated the tax expense that was incurred on a separate return basis. Pittway recorded the liability as income taxes payable at December 31, 1997.

     Pursuant to the Combination Agreement (see Note 2), Penton is required to indemnify Pittway for any additional federal, state, local and foreign income tax liabilities with respect to all periods prior to and including the date of the spinoff. The Internal Revenue Service has audited all consolidated federal income tax returns of Pittway through 1995.

TRANSLATION OF FOREIGN CURRENCIES

     The functional currency of Penton's foreign operations is their local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. dollars at the rates of exchange at December 31, 1999, and 1998; income and expense are translated at the average rates of exchange prevailing during the applicable year. There were no significant foreign currency gains or losses in 1999 or 1998. The effects of translation are included in "accumulated other comprehensive income" in stockholders' equity.

EARNINGS PER SHARE

     The weighted-average number of common shares outstanding is adjusted for common stock equivalents when they are dilutive.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Penton was required to adopt this statement in the first quarter of 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 an Amendment of FASB Statement No 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 for all fiscal quarters beginning after June 15, 2000. Even

                               PENTON MEDIA, INC.

though Penton has entered into interest rate cap, collar and swap agreements, management does not believe these statements will have a material impact on Penton's business, results of operations or financial condition.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

NOTE 2 -- SPINOFF FROM PITTWAY AND SUBSEQUENT ACQUISITION

     Prior to August 7, 1998, Penton was a wholly owned subsidiary of Pittway Corporation. On August 7, 1998, Pittway distributed 100% of Penton's common stock on a share-for-share basis to holders of Pittway stock.

     Immediately after the spinoff, Penton entered into an agreement (the "Combination Agreement") and completed the acquisition of DM Publishing. DM Publishing was acquired for $7.0 million in cash, 6.767% of Penton's stock (1,541,638 shares) to be outstanding immediately after the acquisition, and up to an additional $4.0 million in cash based on DM Publishing's pre-tax income for the years 1998 and 1999, of which $2.0 million and $0.8 million were earned, respectively. Penton also agreed to make a contingent cash payment to the extent, if any, that the shares issued in the acquisition have an average aggregate market value of less than $29.0 million during either of two 30-day periods in the year 2000. This contingent payment is subject to certain limitations as to any of such shares sold prior to the calculation date. A portion of the contingent payment may be payable in common stock rather than cash under certain conditions. At December 31, 1999, Penton was not required to accrue for this event. The final review period is 30 days, ending on the second anniversary of the date of the combination.

     The transaction was accounted for as a purchase and, accordingly, the operating results of DM Publishing have been included in Penton's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $31.3 million is being amortized over 40 years.

NOTE 3 -- ACQUISITIONS

     In December 1999, Penton completed the acquisition of the assets of Nutracon for $3.1 million in cash. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $3.1 million is being amortized over 20 years. Nutracon is a conference serving the functional foods/nutraceutical market.

     In October 1999, Penton acquired all the outstanding stock of Stardust.com and simultaneously purchased the net assets of Stardust Technologies Inc. (collectively "Stardust"), for a combined purchase price of $4.0 million in cash and future contingent payments of up to $5.0 million tied to future earnings of Stardust through the year 2002. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $3.7 million is being amortized over 20 years. Stardust, through its Web portal site, conferences, forums and newsletters, facilitates collaboration between Internet technology standards bodies, technology product vendors and the IT user community to speed market adoption of next-generation Internet technologies.

     In August 1999, Penton completed the asset acquisition of Multimedia Week for $0.2 million in cash. Multimedia Week is a weekly publication that features IPOs and venture capital tracking; in-depth product and technology spotlights; information about new and emerging technologies; and market data.

     In May 1999, Penton acquired substantially all the assets of New Hope. In full consideration for the transfer of the assets, Penton agreed to pay a total purchase price of up to $97.0 million for New Hope. The

                               PENTON MEDIA, INC.

purchase price comprised $41.0 million in cash and $41.0 million (2,102,564 shares) in common stock which were paid and issued at the closing. New Hope is eligible to earn a contingent payment of up to $15.0 million to be paid half in cash and half in common stock, based on New Hope's performance for the fiscal years 1999, 2000 and 2001. At December 31, 1999, Penton accrued $2.3 million for the 1999 contingent payout. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $78.2 million is being amortized over periods ranging from 20 to 40 years. New Hope is a leading business media company serving the natural products industry through trade shows, conferences, magazines and Web sites.

     In May 1999, Penton completed the acquisition of Jon Peddie Associates for $1.3 million in cash and contingent payments of up to $3.0 million tied to future earnings of Jon Peddie through the year 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $1.0 million is being amortized over 40 years. At December 31, 1999, Penton accrued $1.0 million for the 1999 contingent payout. Jon Peddie is an information company that conducts research, publishes market studies and special reports, and provides consulting services to the electronics, semiconductor and digital media industries.

     In February 1999, Penton acquired the assets of MFG Publishing, Inc. for a total purchase price of up to $2.5 million, of which $0.8 million was paid in cash and the remaining $1.7 million is contingent upon earnings through the year 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $0.6 million is being amortized over 40 years. MFG provides information to the enterprise resource planning segment of the manufacturing technology industry.

     In November 1998, Penton completed a cash tender offer for all the outstanding shares of Mecklermedia Corporation ("Mecklermedia"). Each Mecklermedia shareholder received $29.00 in cash for each share of common stock held. The total value of the transaction was $273.8 million, funded with the net proceeds from Penton's credit facility (see Note 7). Simultaneous with the completed transaction, Penton sold an 80.1% equity interest in internet.com Corporation to Alan M. Meckler for $18.0 million (see Note 6) and renamed Mecklermedia Internet World Media, Inc. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $244.0 million is being amortized over periods ranging from 20 to 40 years. Penton increased its goodwill by $1.5 million in 1999 as a result of resolving certain contingencies existing at the date of acquisition. IWM is a business media company serving the Internet market through publications, trade shows and conferences, and Web sites.

     During 1997, Penton acquired one foreign and two domestic trade show companies for $45.6 million in cash and $2.5 million of notes payable to the sellers. The acquisitions also included contingent payments up to $13.5 million tied to future earnings of the acquired companies through the year 2000, of which $3.3 million, $2.4 million and $0.7 million was earned in 1999, 1998 and 1997, respectively.

                               PENTON MEDIA, INC.

NOTE 4 -- DISCONTINUED OPERATIONS AND DISPOSITIONS

     On November 30, 1999, Penton sold its Printing segment, realizing cash proceeds of $31.0 million. The sale resulted in a gain of $9.3 million, net of $6.2 million in income taxes. Operating results of the discontinued Printing segment are as follows (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Revenues....................................................  $10,424    $11,657    $10,526
                                                              -------    -------    -------
Income before income tax expense............................      531        821      1,534
Provision for income taxes..................................      220        328        614
                                                              -------    -------    -------
Income from discontinued operations.........................  $   311    $   493    $   920
                                                              =======    =======    =======

     On December 30, 1999, Penton signed a letter of intent to sell its Direct Mail segment for approximately $4.0 million in cash, and expects to complete the sale in the first quarter of 2000. Penton recorded the net assets available for sale as a separate line in the balance sheet at December 31, 1999. Such sale will result in a loss estimated at $0.7 million, including a provision of $0.06 million for operating losses during the phase-out period. Operating results of the discontinued Direct Mail segment are as follows (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Revenues....................................................  $12,199    $13,779    $13,296
                                                              -------    -------    -------
Loss before income tax benefit..............................     (464)    (1,316)    (1,097)
Benefit for income taxes....................................     (186)      (527)      (439)
                                                              -------    -------    -------
Loss from discontinued operations...........................  $  (278)   $  (789)   $  (658)
                                                              =======    =======    =======

     In 1997, Penton sold one publication for $1.0 million cash and recognized a gain on the sale of approximately $1.0 million. Penton classified the sale as "Gain on sale of investments."

NOTE 5 -- PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited pro forma operating data are presented for the twelve months ended December 31, 1999, as if each of the following transactions had occurred on January 1, 1999: (i) the acquisition of MFG in February 1999;
(ii) the addition of $15 million in Term B loans in April 1999; (iii) the sale by Penton of 6,430,000 common shares in May 1999; (iv) the acquisition of New Hope in May 1999; (v) the sale of 510,000 shares of internet.com Corporation in July 1999; (vi) the refinancing of debt in September 1999; (vii) the acquisition of Stardust.com in October 1999; (viii) the sale of the Printing segment in November 1999; (ix) the acquisition of Nutracon in December 1999; and (x) the discontinuation of the Direct Mail segment in December 1999.

     The following unaudited pro forma operating data are presented for the twelve months ended December 31, 1998, as if each of the following transactions had occurred on January 1, 1998: (i) the acquisition of DM Publishing in August 1998; (ii) the issuance of 1,541,638 shares of common stock for the acquisition of DM Publishing; (iii) the acquisition of Mecklermedia in November 1998; (iv) the sale of an 80.1% interest in internet.com Corporation to Mr. Meckler in November 1998; (v) and the 1999 pro forma transactions noted above.

     The 1999 and 1998 pro forma disclosures above do not include the operations of Jon Peddie and Multimedia Week, because the impact of these transactions is immaterial to such information.

                               PENTON MEDIA, INC.

     The pro forma financial information is presented for informational purposes only and may not be indicative of the actual results of operations had the acquisitions occurred as indicated, nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Pro forma revenues..........................................   $319,922      $309,755
                                                               ========      ========
Pro forma income before extraordinary item..................   $ 21,760      $ 11,618
                                                               ========      ========
Pro forma net income applicable to common shareholders......   $ 13,347      $ 11,618
                                                               ========      ========
Per share data:
  Earnings per common share -- basic and diluted:
  Income before extraordinary item..........................   $   0.69      $   0.37
  Extraordinary item........................................      (0.26)           --
                                                               --------      --------
  Net income................................................   $   0.43      $   0.37
                                                               ========      ========

NOTE 6 -- INVESTMENTS

     In November 1998, Penton entered into a joint venture agreement with Mr. Meckler, formerly associated with Mecklermedia, with respect to internet.com, LLC. As part of the acquisition of Mecklermedia, Penton sold 80.1% of its interest in internet.com, LLC to Mr. Meckler; other ownership interests were made to internet.com, LLC management such that Penton's ownership interest decreased to 19.0%. In April and June 1999, Penton contributed $0.4 million in cash and exercised a warrant for $3.0 million in cash, respectively, increasing its ownership interest from 19.0% to 27.4%.

     On June 23, 1999, internet.com, LLC converted into a corporation and completed its initial public offering at $14.00 per share. At that time, Penton received 5,483,383 shares in exchange for its interest in internet.com, LLC, retaining a 23.4% ownership interest. In July 1999, Penton sold 510,000 shares of internet.com Corporation stock as part of internet.com Corporation's initial public offering over-allotment option which reduced Penton's ownership interest to 21.25%. Penton received cash of $6.6 million, net of expenses, and recognized a gain of $5.9 million. Penton intends for its investment to be temporary; accordingly, Penton marks to market its investment in internet.com Corporation. At December 31, 1999, Penton's investment totaled $259.9 million; including a cumulative mark to market adjustment of $252.7 million and related adjustment in long-term deferred taxes of $101.1 million and other comprehensive income of $151.6 million.

     Penton and internet.com have also entered into various agreements relating to the exchange of services between the two companies, which are in effect until November 24, 2001.

NOTE 7 -- DEBT

SENIOR SECURED CREDIT FACILITY

     On September 1, 1999, Penton entered into a credit agreement with several banks under which it may borrow up to $340.0 million. The agreement provides for a revolving credit facility of up to $125.0 million, a long-term loan of $140.0 million ("Term Loan A") and a long-term loan of $75.0 million ("Term Loan B"). Some of the proceeds were used to retire debt under Penton's former $325.0 million credit facility. In the third quarter, Penton recognized a non-cash extraordinary charge of approximately $6.3 million ($0.20 per share), net of $4.2 million in taxes, relating to the writeoff of unamortized deferred finance costs associated with the former credit facility.

                               PENTON MEDIA, INC.

     The credit facility is collateralized by all tangible and intangible assets of Penton, including the equity interests in all of its U.S. subsidiaries and not less than 65% of the equity interests of any of its foreign subsidiaries. Under the terms of the agreement, Penton is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits Penton from incurring certain additional indebtedness; limits certain investments, advances or loans; and restricts substantial asset sales and cash dividends. At December 31, 1999, Penton was in compliance with all loan covenants.

     The revolving credit facility bears interest, at Penton's option, at either the Alternative Base Rate ("ABR"), defined as the higher of the Administrative Agent's Prime Rate or the Federal Funds Rate plus 0.50%, or at LIBOR, plus a rate margin ranging from 0.25% to 2.125% based on Penton's consolidated leverage ratio, as defined. Up to the full amount of the revolving credit facility may be borrowed, repaid and reborrowed until maturity on August 31, 2006; however, the revolving credit facility commitment shall be reduced as of September 30, 2003, by 7.5% per quarter until September 30, 2005, at which time it will be reduced by 10% per quarter until maturity. Penton may also, prior to the first anniversary of the credit facility, request an increase in the revolving credit facility by an amount not to exceed $60.0 million. At December 31, 1999, no amounts were outstanding under the revolving credit facility. Penton has agreed to pay a commitment fee ranging from 0.375% to 0.50%, based on Penton's consolidated leverage ratio, on the average unused portion of the revolving credit facility commitment. At December 31, 1999, $125.0 million was available under the facility.

     Term Loan A bears interest, at Penton's option, at either the ABR rate or at LIBOR, plus a rate margin ranging from 0.25% to 2.125%, based on Penton's consolidated leverage ratio. Interest on ABR loans is payable quarterly in arrears, while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At December 31, 1999, the rate in effect was 8.0%. The loan, which requires quarterly principal payments starting in September 2000, will mature on August 31, 2006. At December 31, 1999, $140.0 million was outstanding under Term Loan A.

     Term Loan B bears interest, at Penton's option, at either the ABR rate or at LIBOR, plus a rate margin ranging from 0.5% to 2.50%, based on Penton's consolidated leverage ratio. Interest on ABR loans is payable quarterly in arrears, while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At December 31, 1999, the rate in effect was 8.5%. The loan requires quarterly principal payments of approximately $0.2 million starting in September 2000, and four balloon payments of $17.6 million beginning in September 2006, and will mature on August 31, 2007. At December 31, 1999, $75.0 million was outstanding under Term Loan B.

     In May 1999, Penton recognized a non-cash extraordinary charge of approximately $2.1 million ($0.08 per share), net of approximately $1.4 million in taxes, for the writeoff of unamortized deferred finance costs upon the extinguishment of part of the outstanding former senior debt with the proceeds from the 6.5 million share common stock offering (see Note 12).

                               PENTON MEDIA, INC.

     As of December 31, 1999, the scheduled principal payments of the Term A and B loans for the next five years and thereafter are as follows (in thousands):

                            YEAR                                 AMOUNT
                            ----                                --------
2000........................................................    $  3,875
2001........................................................      11,250
2002........................................................      18,250
2003........................................................      25,250
2004........................................................      32,250
Thereafter..................................................     124,125
                                                                --------
                                                                $215,000
                                                                ========

     The Credit Agreement requires Penton to hedge not less than 50% of the term loans outstanding for a period of at least three years (see Note 8).

NOTE PAYABLE

     The short-term note of $1.0 million payable at December 31, 1998, represented foreign indebtedness, was denominated in British pounds and bore interest at Penton's foreign borrowing rate (8.2% at December 31, 1998). The note, plus accrued interest, was paid off in January 1999.

NOTE 8 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of accounts and notes receivable, accounts payable, accrued expenses and notes payable approximates fair value due to the short maturity of these instruments.

     In connection with the refinancing of Penton's debt in September 1999, Penton entered into two interest rate caps, an interest rate collar and a swap agreement with several financial institutions, as required under the senior secured credit facility. The notional amounts of the interest rate agreements are used to measure interest to be paid or received, and do not represent the amount of exposure to credit loss. The net cash paid for the interest rate caps, collar and swap of approximately $0.2 million has been deferred and will be amortized over the life of the term loans.

     At December 31, 1999, Penton had the following interest rate instruments in effect that provide protection on the three-month LIBOR rate upon which Penton's variable-rate term loans are based (actual rate paid is LIBOR plus the respective margin) (in thousands):

                                                      NOTIONAL
                                                       AMOUNT         RATE           PERIOD
                                                      --------    -------------    -----------
Interest rate caps..................................  $53,750         8.50%        10/99-10/02
Interest rate swap..................................  $17,916         5.95%        10/99-10/02
Interest rate collar................................  $35,832     6.00% to 7.5%    10/99-10/02
Interest rate cap...................................  $28,500         8.50%          2/99-2/01

     Swap agreements, which were required under the former credit facility, were unwound, and proceeds of approximately $0.2 million were credited against interest expense.

                               PENTON MEDIA, INC.

NOTE 9 -- INCOME TAXES

     The source of income (loss) on continuing operations before income tax expense consists of (in thousands):

                                         1999       1998       1997
                                        -------    -------    -------
U.S. domestic.........................  $23,021    $20,359    $25,322
Foreign...............................      974        269       (253)
                                        -------    -------    -------
                                        $23,995    $20,628    $25,069
                                        =======    =======    =======

     The provision for income taxes (benefits) on continuing operations in the consolidated statements of income is as follows (in thousands):

                                         1999       1998       1997
                                        -------    -------    -------
Current --
  Federal.............................  $12,797    $11,379    $ 7,982
  State and local.....................    2,837      2,423      1,597
  Foreign.............................      794        733         --
                                        -------    -------    -------
                                         16,428     14,535      9,579
                                        -------    -------    -------
Deferred --
  Federal.............................     (301)    (4,348)       851
  State and local.....................      (62)      (816)        98
  Foreign.............................       --         71        (71)
                                        -------    -------    -------
                                           (363)    (5,093)       878
                                        -------    -------    -------
                                        $16,065    $ 9,442    $10,457
                                        =======    =======    =======

     The consolidated provision for income taxes comprises the following (in thousands):

Provision for income taxes from continuing
  operations:....................................  $16,065    $9,442    $10,457
Provision for income taxes (benefit) from
  discontinued operations:.......................    5,805      (199)       175
Provision for income (benefit) from extraordinary
  item:..........................................   (5,600)       --         --
                                                   -------    ------    -------
Consolidated tax provision.......................  $16,270    $9,243    $10,632
                                                   =======    ======    =======

     The difference between the actual income tax provision on continuing operations and the tax provision computed by applying the statutory federal income tax rate of 35% to income before income taxes is as follows:

                                                    1999       1998      1997
                                                   -------    ------    -------
Income tax at statutory rate.....................  $ 8,398    $7,220    $ 8,774
Tax effect of :
  State income taxes, net of federal benefit.....    1,804     1,049      1,101
  Non-deductible goodwill........................    4,830        --         --
  Non-deductible expenses........................      548     1,173        582
  Other items, net...............................      485        --         --
                                                   -------    ------    -------
Actual income tax provision......................  $16,065    $9,442    $10,457
                                                   =======    ======    =======
Effective income tax rate........................     67.0%     45.8%      41.7%
                                                   =======    ======    =======

                               PENTON MEDIA, INC.

     The components of deferred tax assets and liabilities at December 31, 1999, 1998 and 1997 follow:

                                                 1999         1998       1997
                                               ---------    --------    -------
Deferred tax assets --
  Deferred pension credits...................  $   6,532    $  7,087    $ 7,651
  Accrued vacation...........................        989       1,335      1,159
  Bad debts..................................      1,551       2,541        805
  Reserves recorded for financial reporting
     purposes................................      2,107       1,735        826
  Inventory capitalization...................        158         164         29
  Other......................................        482         379        252
                                               ---------    --------    -------
          Total deferred tax assets..........     11,819      13,241     10,722
                                               ---------    --------    -------
Deferred tax liabilities --
  Mark to market adjustment for securities...   (101,070)         --         --
  Depreciation...............................     (1,366)     (3,312)    (3,640)
  Amortization...............................     (9,209)     (9,249)      (164)
  Trade show expenses........................       (668)       (196)        --
  Other......................................        (27)         --         --
                                               ---------    --------    -------
          Total deferred tax liabilities.....   (112,340)    (12,757)    (3,804)
                                               ---------    --------    -------
Net deferred tax asset (liability)...........  $(100,521)   $    484    $ 6,918
                                               =========    ========    =======

     At December 31, 1999, the net deferred tax liability is allocated between current liabilities ($39.6 million) and long-term liabilities ($60.9 million).

     The net change from the net deferred asset as of December 31, 1998, and the net deferred liability as of December 31, 1999, is primarily the result of the mark to market adjustment for investments, with such change having a balance sheet impact only.

NOTE 10 -- EMPLOYEE PLANS

RETIREMENT PLAN

     Penton has various non-contributory retirement plans covering substantially all current and former domestic employees. Retirement benefits for employees in foreign countries generally are provided by national statutory programs. Benefits for domestic employees are based on years of service and annual compensation as defined by each plan. The Combination Agreement (see Note 2) provided that all employees receive credit for their years of service in the Pittway plan. Prior to 1995, Pittway allocated net pension plan income credits to Penton based upon the assets of a previously separate Pittway plan, which was merged into the Pittway plan in 1991. At the time the plans were merged, the amount of Penton's plan assets exceeded its projected benefit obligation and, by 1995, such funding excess had increased and had become substantially disproportionate to the funding excess for the remainder of the Pittway plan. As a result, for 1997, Pittway limited the allocation of net pension income credits to Penton to $1.5 million.

     As provided in the Combination Agreement, Pittway transferred $45.0 million of its plan assets ("Allocated Assets"), including approximately $10.5 million of funding excess, as of December 31, 1997, to the new Penton plan. The amount of Allocated Assets was determined by Pittway as the estimated proportion of total Pittway plan assets that would result in the elimination of the funding excess for Penton in the same future year as such elimination for the remainder of the Pittway plan, based on historical rates of service cost increases and return on plan assets.

                               PENTON MEDIA, INC.

     The following table sets forth the funded status of Penton's portion of the plan and amounts recognized in the balance sheet:

                                                            1999         1998
                                                          ---------    --------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation, January 1.........................  $  42,370    $ 34,539
     Service cost.......................................      2,107       1,684
     Interest cost......................................      2,666       2,488
     Benefits paid......................................     (2,947)     (3,944)
     Actuarial (gain) loss..............................     (6,099)      7,603
     Plan amendments....................................         91          --
     Curtailments.......................................       (755)         --
                                                          ---------    --------
  Benefit obligation, December 31.......................  $  37,433    $ 42,370
                                                          =========    ========
CHANGE IN PLAN ASSETS
  Fair value of plan assets, January 1..................  $  37,800    $ 45,000
     Actual return on plan assets.......................      6,055      (3,256)
     Benefits paid......................................     (2,947)     (3,944)
                                                          ---------    --------
  Fair value of plan assets, December 31................  $  40,908    $ 37,800
                                                          =========    ========
FUNDED STATUS OF THE PLAN
Projected benefit obligation (in excess of) less than
  fair value of assets as of December 31................  $   3,475    $ (4,570)
  Unrecognized actuarial gain...........................    (19,926)    (13,368)
  Unrecognized prior service cost.......................      1,022       1,612
  Unrecognized net transition asset.....................       (840)     (1,681)
                                                          ---------    --------
  Net deferred pension credits..........................  $ (16,269)   $(18,007)
                                                          =========    ========
ASSUMPTIONS AS OF DECEMBER 31
  Discount rate.........................................          8%          7%
  Expected return on plan assets........................          9%          7%
  Weighted-average salary increase rate.................          5%          5%

                               PENTON MEDIA, INC.

The following table summarizes the components of pension expense:

                                                   1999       1998       1997
                                                  -------    -------    -------
NET PERIODIC COST
  Service cost..................................  $ 2,107    $ 1,684    $ 1,767
  Interest cost.................................    2,667      2,488      2,226
  Expected return on assets.....................   (3,782)    (3,065)    (2,684)
  Amortization of:
     Transition asset...........................     (841)      (841)      (841)
     Prior service cost.........................      346        357        357
     Actuarial (gain) loss......................   (1,679)    (2,207)    (2,325)
                                                  -------    -------    -------
Net pension expense (income)....................  $(1,182)   $(1,584)   $(1,500)
                                                  -------    -------    -------
Cost of special termination benefits............       91         --         --
Curtailment gain................................     (647)        --         --
                                                  -------    -------    -------
          Total net periodic pension cost
            (benefit)...........................  $(1,738)   $(1,584)   $(1,500)
                                                  =======    =======    =======
ASSUMPTIONS AS TO PERIODIC PENSION COST
  Discount rate.................................        7%         7%         7%
  Expected return on plan assets................        9%         7%         7%
  Weighted-average salary increase rate.........        5%         5%         5%

     During 1999, Penton sold its Printing segment and as a result incurred $0.09 million in special termination benefits and recognized curtailment gains of $0.6 million.

401(k) PLAN

     Effective September 1, 1998, Penton adopted a 401(k) defined contribution plan (the "401(k) Plan") covering substantially all officers and employees. The Combination Agreement provided for assets and liabilities attributable to Penton employees in the Pittway 401(k) plan to be transferred to Penton's Plan. The 401(k) Plan permits participants to defer up to a maximum of 15% of their compensation. Penton matches 50% of the employee's contributions up to a maximum of 6% of the employee's annual compensation. The employee's contribution and Penton's matching contribution vest immediately. Penton's contributions to the 401(k) Plan for the years ended December 31, 1999, and 1998 were $1.5 million and $0.4 million, respectively. The 401(k) Plan was fully funded at December 31, 1999.

SERP

     Two executive officers participate in Penton's supplemental executive retirement plan, which is not tax qualified. At December 31, 1999, the estimated annual benefit payable under the plan upon retirement at age 65 was $0.1 million for both participants, assuming a life expectancy of 80 years and a discount rate of 7%. At December 31, 1999, $0.05 million was accrued related to this future obligation and $0.02 million of expense was recognized, representing service costs and interest.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     Penton leases certain office space and equipment under non-cancelable operating leases. Some of the leases contain renewal options, and certain equipment leases include options to purchase during or at the end of the lease term. Following is a schedule of approximate annual future minimum rental payments required

                               PENTON MEDIA, INC.

under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1999 (in thousands):

                        YEARS ENDING
                        DECEMBER 31,
                        ------------
2000........................................................    $ 8,793
2001........................................................      3,505
2002........................................................      2,818
2003........................................................      2,314
2004........................................................      2,018
Thereafter..................................................      6,796
                                                                -------
                                                                $26,244
                                                                =======

     On January 5, 2000, Penton signed a 10-year lease agreement to relocate its corporate headquarters. The lease begins on December 1, 2000, with annual minimum rental payments for 2000, 2001, 2002, 2003, 2004 and thereafter of $0.2 million, $2.5 million, $2.5 million, $2.5 million, $2.5 million and $15.7 million, respectively. The lease provides that Penton pay taxes, maintenance, insurance and certain other operating expenses applicable to the premises. Penton has an option to extend this lease for two terms of five years each.

     Future minimum lease payments under capital leases are as follows (in thousands):

                        YEARS ENDING
                        DECEMBER 31,
                        ------------
2000........................................................    $125
2001........................................................      89
2002........................................................      43
2003........................................................      16
2004........................................................       1
Thereafter..................................................      --
Less: amount representing interest..........................     (34)
                                                                ----
Present value of net minimum lease payments.................     240
Less: current portion.......................................     (78)
                                                                ----
Long-term obligations (included in other long-term
  liabilities)..............................................    $162
                                                                ====

     For the years ended December 31, 1999, 1998, and 1997, the total rent expense (including taxes, insurance and maintenance when included in the rent) incurred by Penton was approximately $7.5 million, $6.3 million and $6.3 million, respectively.

     In connection with the tax-free spinoff of Penton common stock by Pittway to its stockholders in August 1998, Penton agreed not to take any action that would cause the spinoff to be taxable to Pittway under section 355 of the Internal Revenue Code. Penton also agreed to indemnify Pittway for any liability suffered if Penton were to take any action that would cause the spinoff to be taxable to Pittway. The spinoff would become taxable to Pittway, on a presumptive basis, if 50% or more of Penton common stock is acquired during a period that ends two years from the date of the spinoff. Penton believes that the major transactions involving its common stock that have occurred since the spinoff and that, to its knowledge, are contemplated to occur, will not trigger any tax liability. If, however, the Internal Revenue Service were to asset that any future major transactions involving Penton's common stock during this two-year period resulted in the spinoff being taxable to Pittway on a presumptive basis, Penton could not assure, in light of the lack of specific guidance in this area of the tax law, that it could successfully rebut the presumption. If any such liability became due and payable by Penton to Pittway, the payment of such liability could have a material adverse effect on Penton's financial condition.

                               PENTON MEDIA, INC.

     In connection with the acquisition of Mecklermedia, a lawsuit was brought against Penton by a former shareholder of Mecklermedia for an unspecified amount, as well as other relief. The plaintiff is claiming that Penton violated the federal securities laws by selling Mr. Meckler an 80.1% interest in internet.com, LLC for what the plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia than was paid to the other stockholders of Mecklermedia. Penton believes that the allegations are without merit and intends to contest them vigorously. In January 2000, the United States District Court for the Southern District of New York denied class certification for this case. Two other former shareholders have since moved to intervene as plaintiffs and renewed the motion for class certification.

     In the normal course of business, Penton is subject to a number of lawsuits and claims, both actual and potential in nature. While management believes that resolution of existing claims and lawsuits will not have a material adverse effect on Penton's financial statements, management is unable to estimate the magnitude or financial impact of claims and lawsuits that may be filed in the future.

NOTE 12 -- COMMON STOCK

     In connection with the spinoff (see Note 2), Penton amended its Certificate of Incorporation on June 4, 1998, to authorize capital stock consisting of 60 million shares of common stock, par value $0.01 per share, and 2 million shares of preferred stock, par value $0.01 per share. Immediately thereafter, Penton issued 21,240,000 shares of common stock in replacement of the 1,000 shares of $1 par value stock previously outstanding. An amount of $0.2 million was transferred from capital in excess of par value to common stock. The financial statements and related notes have been restated to reflect this recapitalization retroactively. Penton's transfer agent and registrar for preferred and common shares is Harris Trust & Savings Bank.

     In May 1999, Penton completed a 6,500,000 common share offering; Penton offered 6,250,000 of the shares and existing stockholders offered 250,000 shares. The underwriters exercised their option to purchase an additional 180,000 shares from Penton and 795,000 shares from existing stockholders to cover over-allotments. Penton received net proceeds of approximately $118.4 million, which were used to repay debt, finance the acquisition of New Hope and for general corporate purposes. Penton did not receive any proceeds from the shares sold by the selling stockholders.

     Effective August 1998, Penton established a stock option plan under which Penton may issue qualified incentive stock options to key employees, including officers, up to an aggregate of 2,500,000 shares of common stock. Awards may be issued in the form of options to purchase shares of common stock, stock appreciation rights ("SARs"), restricted shares, deferred shares, performance shares and performance units. In 1999 and 1998, 405,749 shares and 700,452 shares, respectively, were granted under the Equity and Incentive Plan, of which 349,500 and 686,055, respectively, were stock options and 56,249 and 14,397, respectively, were deferred shares. Options granted under the plan generally vest equally over three years from the date of grant. Included in the stock options issued during 1998 are 47,655 non-qualified shares, which represent the conversion of the chief executive officer's non-qualified Pittway options for an equal value of Penton options. These options vest 50% in 1999 and 50% in 2000. All options granted pursuant to the plan will expire no later than 10 years from the date the option was granted.

     As noted above, 56,249 and 14,397 deferred shares were granted in 1999 and 1998, respectively. Of the shares granted in 1999, 47,553 shares vest on the third anniversary of the grant date, while the remaining 8,696 shares vest at the rate of 20% per year over a five-year period from date of grant. The shares granted in 1998 vest between one and three years; in 1999, 7,619 of these deferred shares were issued. During 1999 and 1998, approximately $0.01 million and $0.08 million, respectively, was charged to expense for these shares. The Board of Directors may authorize the payment of dividend equivalents on such shares on a current, deferred or contingent basis, either in cash or in additional shares of common stock. At December 31, 1999, no such authorization had been made.

                               PENTON MEDIA, INC.

     In addition to the Equity and Incentive Plan described above, in 1998, Penton granted options for a total of 69,000 shares to its directors who are not employees of Penton. Such options were granted at the fair market value on the date of grant. Options with respect to 13,000 shares were exercisable immediately upon grant, and the remaining options vest in 25% increments commencing with the date of grant. The option price at the date of grant was $16.23 per share.

     Penton accounts for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and not the fair value method as provided by Financial Accounting Standard 123, "Accounting and Disclosure of Stock-Based Compensation" ("FAS 123"). Penton's Equity and Incentive Plan requires options to be granted at the market price on Penton's common stock on the date the options are granted and, as a result, under APB 25, no compensation expense is recognized.

     The following table presents a summary of Penton's stock option activity and related information for the years ended 1997, 1998 and 1999 (in thousands, except per share amounts):

                                             NUMBER OF OPTIONS
                                           ----------------------
                                           EMPLOYEES    DIRECTORS    WEIGHTED AVERAGE
                                           ---------    ---------    ----------------
Balance, December 31, 1997...............       --           --               --
Granted..................................      686           69           $16.23
Exercised................................       --           --               --
Canceled.................................       (5)          --           $16.23
                                             -----        -----
Balance, December 31, 1998...............      681           69
                                             -----        -----
Granted..................................      349           --           $21.50
Exercised................................       (4)          --           $16.23
Canceled.................................      (65)          --           $17.70
                                             -----        -----
Balance, December 31, 1999...............      961           69
                                             =====        =====

     The following table summarizes information about stock options outstanding at December 31, 1999 (in thousands):

               OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
--------------------------------------------------   --------------------------
                            WEIGHTED-
                             AVERAGE     WEIGHTED-      OPTIONS       WEIGHTED-
                 NUMBER     REMAINING     AVERAGE    EXERCISABLE AT    AVERAGE
                   OF      CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
EXERCISE PRICE   OPTIONS      LIFE         PRICE          1999          PRICE
--------------   -------   -----------   ---------   --------------   ---------
    $21.50 ...     331      9.0 years     $21.50           --              --
    $16.23 ...     699      8.5 years     $16.23           42          $16.23

     Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if Penton had accounted for its employee stock options under the fair value method of FAS 123. The weighted average fair value of options granted in 1999 and 1998 was $5.07 and $3.70, respectively. For purposes of the pro forma presentation, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, under the following assumptions for 1999 and 1998:

                                                1999            1998
                                            ------------    ------------
Risk-free interest rate...................           6.2%            5.4%
Dividend yields...........................           0.5%            0.3%
Expected volatility.......................         61.25%           70.6%
Expected life.............................  1 to 5 years    1 to 5 years

                               PENTON MEDIA, INC.

     Had compensation cost for Penton's stock-based compensation plans been determined based on the fair values of the options granted at the grant dates, consistent with FAS 123, Penton's net income and earnings per share would have been as follows (dollars in thousands, except per share data):

                                                               1999      1998       1997
                                                              ------    -------    -------
Net income applicable to common shareholders
  As reported...............................................  $8,210    $10,890    $14,874
  Pro forma.................................................  $6,238    $10,007    $14,874
Basic and diluted earnings per share
  As reported...............................................  $ 0.29    $  0.50    $  0.70
  Pro forma.................................................  $ 0.22    $  0.46    $  0.70

     In November 1999, the Board of Directors approved a plan to establish an Employee Stock Purchase Plan, with the intent of aligning the interests of Penton's employees and its shareholders by allowing employees the opportunity to purchase shares of Penton. The plan, which was effective January 1, 2000, allows employees to purchase common stock at 85% of the lower of the market price at the beginning or end of each quarter.

     In November 1999, the Board of Directors approved a plan, effective January 1, 2000, to establish a Management Stock Purchase Plan for designated officers and other key employees. Participants in the plan may elect to receive restricted stock units ("RSUs") in lieu of a designated portion of up to 100% of their annual incentive bonus. Each RSU represents the right to receive one share of Penton common stock. RSUs are granted at a 20% discount from fair market value on the date awarded. RSUs vest two years after the date of grant and are settled in shares of common stock after a period of deferral selected by the participant, or upon termination of employment. On February 15, 2000, 25,507 RSUs were granted at a fair market value of $25.94 per share.

NOTE 13 -- RELATED-PARTY TRANSACTIONS

     Included in the Consolidated Statements of Income for 1998 and 1997 is an allocation of corporate expenses related to services provided for Penton by Pittway. This allocation was based on an estimate of the incremental corporate expenses related to Penton's operations for the periods presented, and, in the opinion of management, has been made on a reasonable basis. However, the allocation is not necessarily indicative of the level of expenses that might have been incurred had Penton been a separate company. The aggregate allocated costs totaled $0.02 million and $0.04 million for the years ended 1998 and 1997, respectively. Penton's employees also participated in Pittway's pension plan (see Note 10). Certain Penton employees participated in Pittway's 1990 stock awards plan, for which Pittway allocated costs to Penton totaling $1.2 million and $1.0 million in 1998 and 1997, respectively.

     Other transactions between Penton and Pittway, consisting principally of taxes and other reimbursable expenses paid by Pittway, have been reflected in the 1998 and 1997 financial statements as though on a stand-alone basis, except that no interest income or expense has been allocated on intercompany balances.

     Pittway utilized a centralized cash management system. Under this system, cash generated by Penton in excess of its cash requirements (including cash requirements for Penton's income taxes and other reimbursable expenses paid by Pittway) were transferred to Pittway and reflected as "Due from parent company" in the balance sheet. In August 1998, a final non-cash dividend of $12.2 million was made to Pittway to settle the "Due from parent company" account.

     There were no related-party transactions in 1999.

                               PENTON MEDIA, INC.

NOTE 14 -- EARNINGS PER SHARE

     Earnings per share ("EPS") have been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

     The following table provides a reconciliation of both income before extraordinary item and the number of common shares used in the computations of basic EPS, which utilized the weighted average number of common shares outstanding without regard to dilutive potential common shares, and diluted EPS, which include all such shares.

     Computations of basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands, except per share amounts):

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Income from continuing operations applicable to common
  shareholders..............................................  $ 7,930    $11.186    $14,612
                                                              =======    =======    =======
Number of shares:
Basic - average shares outstanding..........................   28,108     21,882     21,240
Effect of dilutive securities:
  Stock options.............................................       71         --         --
  Deferred shares...........................................        3         --         --
  Contingent shares.........................................       27         --         --
                                                              -------    -------    -------
Diluted - average shares outstanding........................   28,209     21,882     21,240
                                                              =======    =======    =======
Per share amount:
Income from continuing operations
  Basic.....................................................  $  0.28    $  0.51    $  0.69
  Diluted...................................................  $  0.28    $  0.51    $  0.69

     Options to purchase 750,055 shares of common stock at $16.23 per share were outstanding at December 31, 1998, but were not included in the computation of diluted earnings per share because the options would have been anti-dilutive.

NOTE 15 -- SEGMENT INFORMATION

     Historically, Penton had three reportable segments: Media Services, Printing and Direct Mail. As discussed in Note 4, Penton sold its Printing segment in November 1999 and has classified its Direct Mail segment as discontinued. Consequently, Penton currently operates within one segment.

     Within the Media Services segment, operating units serving differing industries were combined due to the manner in which these segments are managed, the similarity of their economic characteristics and other factors. The Media Services segment serves specific industries with integrated product offerings, including trade magazines, trade shows and conferences, Web sites, and a variety of other products and services. Revenues of this segment are generated primarily from magazine advertising and trade show booth rentals.

     Non-current assets at December 31, 1999 and 1998 include $31.3 million and $31.7 million, respectively, identified with operations in the United Kingdom, substantially all of which are intangible assets, with the remaining assets identified with domestic operations. Export sales were not material, and no single customer accounted for 10% or more of sales.

                               PENTON MEDIA, INC.

NOTE 16 -- SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
           ACTIVITIES

     Penton assumed liabilities of approximately $5.6 million in connection with acquisitions completed in 1999. In conjunction with the acquisition of New Hope in May 1999, Penton issued 2.1 million common shares valued at $41.0 million as consideration.

     In 1999, Penton marked to market its investment in internet.com Corporation for approximately $252.7 million.

     At December 31, 1999, Penton had $4.2 million of net current assets of discontinued operations for the Direct Mail segment and a related non-cash loss of $0.7 million.

     At December 31, 1999 and 1998, dividends of $0.9 million and $0.7 million, respectively, were declared and not paid.

     In August 1998, a final non-cash dividend of $12.2 million was made to Pittway to settle the "Due from parent company" account. In addition, 1,541,638 shares of common stock were issued in conjunction with the DM Publishing acquisition.

     The foregoing transactions do not provide or use cash and, accordingly, are not reflected in the statements of cash flows.

     For 1999, 1998, and 1997, cash paid for income taxes was $13.9 million, $10.0 million and $10.8 million, respectively. Cash paid for interest for 1999, 1998 and 1997, was $19.9 million, $5.5 million and $0.8 million, respectively.

NOTE 17 -- QUARTERLY RESULTS (UNAUDITED)

     Quarterly results of operations for the years ended December 31, 1999, and 1998, are shown below. (dollars in thousands, except per share amounts):

                                                   1999 QUARTERS
                                     ------------------------------------------     TOTAL
                                      FIRST     SECOND      THIRD       FOURTH     FOR YEAR
                                     -------    -------    --------    --------    --------
Revenues...........................  $52,518    $78,792    $ 64,435    $105,079    $300,824
Operating income (loss)............   (2,637)    14,705        (953)     28,275      39,390
Income (loss) from continuing
  operations.......................   (3,033)     2,710          (5)      8,258       7,930
Discontinued operations............      197        454         205       7,837       8,693(a)
Extraordinary item - extinguishment
  of debt..........................       --     (2,156)     (6,257)         --      (8,413)
Net income (loss)..................   (2,836)     1,008      (6,057)(b)  16,095       8,210
Earnings per share (basic and
  diluted):
  Income from continuing
     operations....................    (0.13)      0.10          --        0.26        0.28
  Discontinued operations..........     0.01       0.02        0.01        0.25        0.31
  Extraordinary item...............       --      (0.08)      (0.20)         --       (0.30)
  Net income (loss)................    (0.12)      0.04       (0.19)       0.51        0.29

                               PENTON MEDIA, INC.

                                                   1998 QUARTERS
                                    --------------------------------------------     TOTAL
                                     FIRST     SECOND       THIRD        FOURTH     FOR YEAR
                                    -------    -------    ----------    --------    --------
Revenues..........................  $46,631    $52,633    $   46,345    $ 62,073    $207,682
Operating income..................    4,495      6,910         4,709      10,104      26,218
Income from continuing
  operations......................    2,239      3,679         2,229       3,039      11,186
Discontinued operations...........      101          2            19        (418)(c)    (296)
Net income........................    2,340      3,681         2,248       2,621      10,890
Earnings per share (basic and
  diluted):
  Income from continuing
     operations...................     0.11       0.17          0.10        0.13        0.51
  Discontinued operations.........       --         --            --       (0.01)      (0.01)
  Net income......................     0.11       0.17          0.10        0.12        0.50

     Income per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each quarter, and the sum of the quarters may not necessarily be equal to the full year income per share amount.
---------------

(a) Includes gain on disposal of the Printing segment of $9.3 million net of tax and loss on disposal of Direct Mail segment of $0.7 million net of tax. In addition, includes income from operations of the Printing segment of $0.3 million and loss from operations of the Direct Mail segment of $0.3 million.

(b) Includes $5,906, or $0.19 per share, gain on sale of 510,000 shares of internet.com stock.

(c) Includes $600, or $0.03 per share, after-tax writedown on impairment of assets.

NOTE 18 -- SUBSEQUENT EVENTS

     On January 14, 2000, the Board of Directors approved an executive loan program, which allows Penton to loan money to five key executives to purchase an aggregate of up to 400,000 shares of Penton common stock at the then fair market value. The loans, in the form of recourse notes, bear interest compounded semiannually, at a rate equal to the applicable interest rate as published by the Internal Revenue Service, and mature on or before the fifth anniversary of the first loan date. No principal or interest payments are required until maturity, at which time all outstanding amounts are due. As of March 20, 2000, 400,000 shares had been issued with a weighted average share price of $23.54 and an outstanding principal balance of approximately $9.4 million.

     In February 2000, Penton sold 2.0 million shares of internet.com Corporation stock as part of a 3.75 million-share offering. Penton received cash of $113.1 million and recognized a gain of approximately $110.2 million. Penton maintains an 11.8% ownership interest in internet.com, or approximately 3.0 million shares.

     On February 7, 2000, Penton signed a purchase agreement for the sale of its Direct Mail segment (see Note 4). The sale was completed on March 15, 2000.

     In February 2000, the Board of Directors approved a grant of 99,000 performance shares to certain key executives, subject to the attainment of certain performance goals over a three-year period from January 1, 2000, through December 31, 2002. Performance shares are convertible into common stock on a one-for-one basis and are not issuable until earned.

     In February 2000, the Board of Directors approved the addition of 10 key employees to participate in Penton's supplemental executive retirement plan (see
Note 10).

     In February 2000, Penton acquired the assets of Profit.Net, Inc. for $0.4 million in cash and contingent payments of up to $0.1 million in 2000. The assets of Profit.Net, Inc. include BAKERY-NET.com, a Web site for the commercial baking market.

                               PENTON MEDIA, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997

                                                      BALANCE AT
                                                      BEGINNING     CHARGE TO
                                                       OF YEAR      EXPENSES
                                                      ----------    ---------
                                                      (DOLLARS IN THOUSANDS)
1999
Allowance for doubtful accounts.....................    $4,899        $943
1998
Allowance for doubtful accounts.....................    $2,406        $282
1997
Allowance for doubtful accounts.....................    $2,069        $662

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     Information required to be furnished in this part of the Form 10-K has been omitted because the Registrant will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 30, 2000.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the headings "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 5, 2000 is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under the headings "Compensation," in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 5, 2000 is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 5, 2000 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the headings "Certain Transactions" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 5, 2000 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report.

          1. Financial statements: The following documents are filed as part of this report.

               Report of Independent Accountants.

               Consolidated Balance Sheets as of December 31, 1999 and 1998.

               Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

               Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

               Notes to consolidated Financial Statements.

          2. Financial Statement Schedules: The following financial statement schedule of Penton Media Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Penton Media Inc.

             Schedule II Valuation and Qualifying Accounts

             Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (b) Reports on Form 8-K and/or 8-K/A were filed on February 8, 1999; April 20, 1999; May 19, 1999; June 11, 1999 and August 10, 1999, in which information regarding Items 5 and 7 of Form 8-K and Form 8-K/A were reported.

     (c) Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
    2.1       Asset Purchase Agreement, dated as of May 18, 1999, by and among Penton Media, Inc., New Hope Communications, Inc. and
              R. Douglas Greene (filed as Exhibit 2.0 to the Company's
              Form 8-K/A on August 10, 1999 and incorporated herein by
              reference). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon
              request.
    2.2       Combination Agreement, dated May 21, 1998, by and among
              Penton Media, Inc., D-M Acquisition Corp., Pittway
              Corporation, Donohue Meehan Publishing Company, William C.
              Donohue, and John J. Meehan (filed as Exhibit 2.1 to the
              Company's Registration Statement No. 33-56877 and
              incorporated herein by reference). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the
              Commission upon request.
    3.1       Restated Certificate of Incorporation of the Registrant
              (filed as Exhibit 3.1 to the Registrant's Registration
              Statement No. 333-56877 on form S-1, dated August 5, 1998, and incorporated herein by reference).
    3.2       Amended and Restated By-laws of the Registrant (filed as
              Exhibit 3.2 to the Registrant's Registration Statement No.
              333-56877 on Form S-1, dated August 5, 1998, and
              incorporated herein by reference).
   10.1       Credit Facility, dated September 1, 1999, between Penton
              Media Inc., as borrower, the lenders listed therein, as
              lenders, Banc of America Securities, LLC, as syndication
              agent, The First National Bank of Chicago, as documentation agent and The Bank of New York, as administrative agent,
              filed herewith.
   10.2       Penton Media, Inc. Retirement Savings Plan (filed as Exhibit
              4.3 to the Company's Form S-8 on August 27, 1998, and
              incorporated herein by reference).
   10.3       Penton Media, Inc. Management Stock Purchase Plan (filed as
              Exhibit 4.3 to the Company's Form S-8 on March 21, 2000, and
              incorporated herein by reference).
   10.4       Penton Media, Inc. Employee Stock Purchase Plan (filed as
              Exhibit 4.3 to the Company's Form S-8 on November 17, 1999
              and incorporated herein by reference).
   10.5       Penton Media, Inc. 1998 Director Stock Option Plan (filed as
              Exhibit 4.3 to the Company's Form S-8 on April 1, 1999, and
              incorporated herein by reference).
   10.6       Penton Media, Inc. 1998 Equity and Performance Incentive
              Plan (filed as Exhibit 4.3 to the Company's Form S-8 on
              April 1, 1999 and incorporated herein by reference).
   10.7       Penton Media, Inc. Retirement Plan (filed as Exhibit 10.9 to the Company's Registration Statement No. 333-56877 and
              incorporated herein by reference).
   10.8       Penton Media, Inc. Senior Executive Bonus Plan, filed
              herewith.
   10.9       Penton Media, Inc. Supplemental Executive Retirement Plan
              (As Amended and Restated Effective as of January 1, 2000,
              filed herewith.
   10.10      Employment Agreement, dated August 7, 1998, between Penton
              Media, Inc. and William C. Donohue (filed as Exhibit 10.2 to the Company's Form 10-Q on November 16, 1998 and
              incorporated herein by reference).
   10.11      Employment Agreement, dated August 7, 1998, between Penton
              Media, Inc. and John J. Meehan (filed as Exhibit 10.3 to the company's Form 10-Q on November 16, 1998 and incorporated
              herein by reference).
   10.12      Employment Agreement, dated July 16, 1998 between Penton
              Media, Inc. and David Nussbaum (file as Exhibit 10.4 to the
              Company's Form 10-Q on November 16, 1998 and incorporated
              herein by reference).
   10.13      Restated Employment Agreement, dated February 5, 1999,
              between Penton Media, Inc. and Thomas Kemp (filed as Exhibit
              10.13 to the Company's Form 10-K on March 31, 1999 and
              incorporated herein by reference).
   10.14      Restated Employment Agreement, dated February 10, 1999,
              between Penton Media, Inc. and Daniel J. Ramella (filed as
              Exhibit 10.14 to the Company's Form 10-K on March 31, 1999
              and incorporated herein by reference).

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
   10.15      Employment Agreement, dated February 14, 1999, between
              Penton Media, Inc. and James W. Zaremba (filed as Exhibit
              10.16 to the Company's Form 10-K on March 31, 1999 and
              incorporated herein by reference).
   10.16      Employment Agreement, dated August 24, 1999 between Penton
              Media, Inc. and Joseph G. NeCastro, filed herewith.
   10.17      Employment Agreement, dated August 24, 1999 between Penton
              Media, Inc. and Preston L. Vice, filed herewith.
   21.        Subsidiaries of Penton Media, Inc.
   23.        Consent of the Independent Accountants.
   24.        Powers of Attorneys.
   27.        Financial Data Schedule filed herewith.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          PENTON MEDIA, INC.

                                          By: /s/ JOSEPH G. NECASTRO
                                            ------------------------------------
                                            Name: Joseph G. NeCastro
                                            Title: Chief Financial Officer

Dated: March 30, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED IN MARCH 30, 2000.

SIGNATURE                                       TITLE
---------                                       -----

*                                               Chief Executive Officer and Director
--------------------------------------------    (Principal Executive Officer)
Thomas L. Kemp

*                                               Chief Financial Officer (Principal Financial
--------------------------------------------    Officer)
Joseph G. NeCastro

*                                               Vice President/Controller
--------------------------------------------
Jocelyn A. Bradford

*                                               Director
--------------------------------------------
Anthony Downs

*                                               Director
--------------------------------------------
William J. Friend

*                                               Director
--------------------------------------------
Joan W. Harris

*                                               Director
--------------------------------------------
King Harris

*                                               Director
--------------------------------------------
Daniel J. Ramella

*                                               Director
--------------------------------------------
Edward J. Schwartz

*                                               Director
--------------------------------------------
Don E. Schultz

*                                               Director
--------------------------------------------
Richard B. Swank

SIGNATURE                                       TITLE
---------                                       -----
*                                               Director
--------------------------------------------
William C. Donohue

*                                               Director
--------------------------------------------
John J. Meehan

/s/ R. DOUGLAS GREENE                           Director
--------------------------------------------
R. Douglas Greene

---------------

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on form 10-K pursuant to a Power of Attorney executed on behalf of the above named officers and directors of Penton Media, Inc. and files herewith as
  Exhibit 24 on behalf of Penton Media, Inc. and each such person.

March 30, 2000

By: /s/ JOSEPH G. NECASTRO
    --------------------------------------------------------
    Joseph G. NeCastro
    Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION OF DOCUMENT
-----------                      -----------------------
    2.1        Asset Purchase Agreement, dated as of May 18, 1999, by and among Penton Media, Inc., New Hope Communications, Inc. and
               R. Douglas Greene (filed as Exhibit 2.0 to the Company's
               Form 8-K/A on August 10, 1999 and incorporated herein by
               reference). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon
               request.
    2.2        Combination Agreement, dated May 21, 1998, by and among
               Penton Media, Inc., D-M Acquisition Corp., Pittway
               Corporation, Donohue Meehan Publishing Company, William C.
               Donohue, and John J. Meehan (filed as Exhibit 2.1 to the
               Company's Registration Statement No. 33-56877 and
               incorporated herein by reference). ). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.
    3.1        Restated Certificate of Incorporation of the Registrant
               (filed as Exhibit 3.1 to the Registrant's Registration
               Statement No. 333-56877 on form S-1, dated August 5, 1998, and incorporated herein by reference).
    3.2        Amended and Restated By-laws of the Registrant (filed as
               Exhibit 3.2 to the Registrant's Registration Statement No.
               333-56877 on Form S-1, dated August 5, 1998, and
               incorporated herein by reference).
   10.1        Credit Facility, dated September 1, 1999, between Penton
               Media Inc., as borrower, the lenders listed therein, as
               lenders, Banc of America Securities, LLC, as syndication
               agent, The First National Bank of Chicago, as documentation agent and The Bank of New York, as administrative agent,
               filed herewith.
   10.2        Penton Media, Inc. Retirement Savings Plan (filed as Exhibit
               4.3 to the Company's Form S-8 on August 27, 1998, and
               incorporated herein by reference).
   10.3        Penton Media, Inc. Management Stock Purchase Plan (filed as
               Exhibit 4.3 to the Company's Form S-8 on March 21, 2000, and
               incorporated herein by reference).
   10.4        Penton Media, Inc. Employee Stock Purchase Plan (filed as
               Exhibit 4.3 to the Company's Form S-8 on November 17, 1999
               and incorporated herein by reference).
   10.5        Penton Media, Inc. 1998 Director Stock Option Plan (filed as
               Exhibit 4.3 to the Company's Form S-8 on April 1, 1999, and
               incorporated herein by reference).
   10.6        Penton Media, Inc. 1998 Equity and Performance Incentive
               Plan (filed as Exhibit 4.3 to the Company's Form S-8 on
               April 1, 1999 and incorporated herein by reference).
   10.7        Penton Media, Inc. Retirement Plan (filed as Exhibit 10.9 to the Company's Registration Statement No. 333-56877 and
               incorporated herein by reference).
   10.8        Penton Media, Inc. Senior Executive Bonus Plan, filed
               herewith.
   10.9        Penton Media, Inc. Supplemental Executive Retirement Plan
               (As Amended and Restated Effective as of January 1, 2000,
               filed herewith.
   10.10       Employment Agreement, dated August 7, 1998, between Penton
               Media, Inc. and William C. Donohue (filed as Exhibit 10.2 to the Company's Form 10-Q on November 16, 1998 and
               incorporated herein by reference).
   10.11       Employment Agreement, dated August 7, 1998, between Penton
               Media, Inc. and John J. Meehan (filed as Exhibit 10.3 to the
               Company's Form 10-Q on November 16, 1998 and incorporated
               herein by reference).
   10.12       Employment Agreement, dated July 16, 1998 between Penton
               Media, Inc. and David Nussbaum (file as Exhibit 10.4 to the
               Company's Form 10-Q on November 16, 1998 and incorporated
               herein by reference).
   10.13       Restated Employment Agreement, dated February 5, 1999,
               between Penton Media, Inc. and Thomas Kemp (filed as Exhibit
               10.13 to the Company's Form 10-K on March 31, 1999 and

EXHIBIT NO.                      DESCRIPTION OF DOCUMENT
-----------                      -----------------------
               incorporated herein by reference.
   10.14       Restated Employment Agreement, dated February 10, 1999,
               between Penton Media, Inc. and Daniel J. Ramella (filed as
               Exhibit 10.14 to the Company's Form 10-K on March 31, 1999
               and incorporated herein by reference).
   10.15       Employment Agreement, dated February 14, 1999, between
               Penton Media, Inc. and James W. Zaremba (filed as Exhibit
               10.16 to the Company's Form 10-K on March 31, 1999 and
               incorporated herein by reference).
   10.16       Employment Agreement, dated August 24, 1999 between Penton
               Media, Inc. and Joseph G. NeCastro, filed herewith.
   10.17       Employment Agreement, dated August 24, 1999 between Penton
               Media, Inc. and Preston L. Vice, filed herewith.
   21.         Subsidiaries of Penton Media, Inc.
   23.         Consent of the Independent Accountants.
   24.         Powers of Attorneys.
   27.         Financial Data Schedule filed herewith.