Form 10-Q
period 2000-03-31
PENTON MEDIA INC
filed 2000-05-15
CIK 1062441

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                    ---------------------------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14337
                                                -------

                               PENTON MEDIA, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                      36-2875386
         --------                                      ----------
     (State of Incorporation)             (I.R.S. Employer Identification No.)


  1100 SUPERIOR AVENUE, CLEVELAND, OH                    44114
  ------------------------------------                   -----
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

                                  Yes X    No
                                     ----     ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 12, 2000).

                             Common Stock 31,796,447

                               PENTON MEDIA, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION                                                              PAGE
                                                                                               ----
         ITEM 1.  Financial Statements

                    Consolidated Balance Sheet -
                      As of March 31, 2000 and December 31, 1999                               3 - 4

                    Consolidated Statement of Income -
                      For the Three Months Ended
                      March 31, 2000 and 1999                                                    5

                    Consolidated Statement of Cash Flows -
                      For the Three Months Ended March 31, 2000 and 1999                         6

                    Notes to Consolidated Financial Statements                                7 - 12

         ITEM 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                            12 - 17

         ITEM 3.  Quantitative and Qualitative Disclosure
                    about Market Risk                                                           17


PART II.    OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K                                              18

         Signatures                                                                             18

         Exhibit Index                                                                          19


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                        (Unaudited; Dollars in Thousands)


                                                                                  March 31,          December 31,
                                                                                     2000                1999
                                                                                 -----------           -------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                       $147,123             $30,370
  Accounts receivable, less allowance for doubtful
    accounts of $2,986 and $3,958 in 2000 and 1999, respectively                    42,048              40,199
  Inventories                                                                        1,049                 818
  Deferred tax assets                                                                4,454                   -
  Net current assets of discontinued operations                                          -               4,228
  Prepayments, deposits and other                                                    9,451               7,583
                                                                                  --------            --------
                                                                                   204,125              83,198
                                                                                  --------            --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and buildings                                                                    95                  95
  Machinery and equipment                                                           48,268              45,243
                                                                                  --------            --------
                                                                                    48,363              45,338
  Less: Accumulated depreciation                                                    31,867              30,252
                                                                                  --------            --------
                                                                                    16,496              15,086
                                                                                  --------            --------

OTHER ASSETS:
  Goodwill, less accumulated amortization of
    $32,355 and $27,399 in 2000 and 1999, respectively                             405,989             411,173
  Other intangibles, less accumulated amortization of
    $10,725 and $9,541 in 2000 and 1999, respectively                               39,462              40,063
  Investments                                                                      130,883             259,859
                                                                                  --------            --------
                                                                                   576,334             711,095
                                                                                  --------            --------

                                                                                  $796,955            $809,379
                                                                                  ========            ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                        (Unaudited; Dollars in Thousands)


                                                                                March 31,           December 31,
                                                                                 2000                   1999
                                                                             -------------          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Senior debt facility                                                         $   5,813              $   3,875
  Accounts payable                                                                11,547                  7,499
  Income taxes payable                                                            42,956                 10,172
  Accrued earnouts                                                                 2,600                  7,447
  Accrued compensation and benefits                                                8,297                  8,377
  Other accrued expenses                                                          11,550                 10,546
  Unearned income, principally trade
    show and conference deposits                                                  46,049                 30,214
  Deferred taxes                                                                       -                 39,634
                                                                               ---------               --------
                                                                                 128,812                117,764
                                                                               ---------               --------

LONG-TERM LIABILITIES AND DEFERRED CREDITS:
  Senior debt facility                                                           209,188                211,125
  Net deferred pension credits                                                    16,269                 16,269
  Deferred taxes                                                                  51,987                 60,887
  Other                                                                              815                    733
                                                                               ---------               --------
                                                                                 278,259                289,014
                                                                               ---------               --------

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued                                                         -                      -
  Common stock                                                                       318                    313
  Capital in excess of par value                                                 225,528                214,551
  Retained earnings                                                              102,357                 36,970
  Notes receivable officers/directors                                             (9,494)                     -
  Accumulated other comprehensive income                                          71,175                150,767
                                                                               ---------               --------
                                                                                 389,884                402,601
                                                                               ---------               --------
                                                                                $796,955               $809,379
                                                                               =========               ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                        CONSOLIDATED STATEMENT OF INCOME
       (Unaudited; Dollars in Thousands, Except Share and Per Share Data)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                -----------------------
                                                                                   2000           1999
                                                                                ---------       ------
REVENUES                                                                       $  75,825         $ 52,518
                                                                               ---------         --------
OPERATING EXPENSES:
  Editorial, production and circulation                                           30,309           23,750
  Selling, general and administrative                                             34,479           24,807
  Depreciation and amortization                                                    7,653            6,598
                                                                                --------          -------
                                                                                  72,441           55,155
                                                                                --------          -------

OPERATING INCOME (LOSS)                                                            3,384           (2,637)
                                                                                --------          -------

OTHER INCOME (EXPENSE):
  Interest expense, net                                                           (2,735)          (6,140)
  Gain on sale of investments                                                    110,210               -
  Miscellaneous, net                                                                 (20)            (207)
                                                                                --------          -------
                                                                                 107,455           (6,347)
                                                                                --------          -------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                                                 110,839           (8,984)

PROVISION (BENEFIT) FOR INCOME TAXES                                              44,416           (5,951)
                                                                                 -------          -------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                          66,423           (3,033)
                                                                                 -------          -------

INCOME (LOSS) FROM OPERATIONS OF
   DISCONTINUED BUSINESSES, NET                                                      (85)             197
                                                                                 -------          -------

NET INCOME (LOSS)                                                                $66,338         $(2,836)
                                                                                 =======         ========

EARNINGS PER SHARE - Basic
  Income (loss) from continuing operations                                       $  2.10           $(0.13)
  Discontinued operations                                                              -             0.01
  Net income (loss)                                                              $  2.10           $(0.12)

EARNINGS PER SHARE - Diluted
  Income (loss) from continuing operations                                       $  2.09           $(0.13)
  Discontinued operations                                                              -             0.01
  Net income (loss)                                                              $  2.09           $(0.12)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
         Basic                                                                    31,577           22,782
                                                                                 =======          =======
         Diluted                                                                  31,789           22,782
                                                                                 =======          =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                       (Unaudited; Dollars in Thousands)


                                                                                              2000                1999
                                                                                              ----                ----

Net cash provided by (used for) operating activities                                        $  13,499           $ (4,888)
                                                                                            ---------           ---------

Cash flows from investing activities:
  Capital expenditures                                                                         (3,025)            (1,013)
  Acquisitions, including earnouts paid                                                        (9,977)              (751)
  Proceeds from sale of Direct Mail segment                                                     4,000                  -
  Proceeds from sale of internet.com Corporation stock                                        113,100                  -
                                                                                            ---------           ---------
         Net cash provided by (used for) investing activities                                 104,098             (1,764)
                                                                                            ---------           ---------

Cash flows from financing activities:
    Repayment of senior debt facility                                                               -             (2,813)
    Proceeds from senior debt                                                                       -             13,000
    Repayment of note payable                                                                       -             (1,000)
    Proceeds from options exercised                                                               138                  -
    Dividends paid                                                                               (939)              (683)
                                                                                            ---------           ---------
         Net cash provided by (used for) financing activities                                    (801)             8,504
                                                                                            ---------           ---------

Effect of exchange rate changes on cash                                                           (43)                 -
                                                                                            ---------           ---------

         Net increase in cash and equivalents                                                 116,753              1,852
Cash and equivalents at beginning of period                                                    30,370              3,953
                                                                                            ---------           ---------
Cash and equivalents at end of period                                                     $   147,123           $  5,805
                                                                                          ===========           ========

Supplemental disclosure of non cash investing and financing activities:

In March 2000, Penton issued 52,920 common shares valued at approximately $1.4 million in connection with New Hope's earnout. Penton also issued 400,000 shares during the quarter to officers and directors. In addition, the Company marked to market its investment in internet.com Corporation stock by approximately $119.3 million. The foregoing transactions did not provide for or require the use of cash.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited; Dollars in Thousands)


NOTE 1 - NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

         These financial statements have been prepared by Penton in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

         The accompanying unaudited interim consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RECLASSIFICATIONS

         Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

USE OF ESTIMATES

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

NOTE 2 -  ACQUISITIONS

         In February 2000, Penton acquired the assets of Profit.Net, Inc. for $0.4 million in cash and contingent payments of up to $0.1 million in 2000. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $0.5 million is being amortized over 15 years. The assets of Profit.Net, Inc. include BAKERY-NET.com, a Web site for the commercial baking market.

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

         In May 1999, Penton acquired substantially all the assets of New Hope. In full consideration for the transfer of the assets, Penton agreed to pay a total purchase price of up to $97.0 million for New Hope. The purchase price comprised $41.0 million in cash and $41.0 million (2,102,564 shares) in common stock which were paid and issued at the closing. New Hope is eligible to earn a contingent payment of up to $15.0 million to be paid half in cash and half in common stock, based on New Hope's performance for the fiscal years 1999, 2000 and 2001. In March 2000, Penton paid approximately $1.4 million in cash and issued 52,920 shares of common stock with a fair market value of approximately $1.4 million in contingent consideration. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $78.2 million is being amortized over periods ranging from 20 to 40 years. New Hope is a leading business media company serving the natural products industry through trade shows, conferences, magazines and Web sites.

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

NOTE 3 -  DISCONTINUED OPERATIONS

         During the first quarter of 2000, Penton completed the sale of the net assets of its Direct Mail segment for $4.0 million in cash. An additional operating loss during the phase-out period of $0.08 million, net of a tax benefit of $0.06 million, was required and classified as discontinued operations in the accompanying financial statements.

         At March 31, 1999, the Press segment had operating income of approximately $0.02 million, net of taxes of $0.02 million. The Direct Mail segment had an operating loss of approximately $0.005 million, net of a tax benefit of $0.003 million.

NOTE 4  -  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The following unaudited supplemental pro forma operating data is presented for the three months ended March 31, 1999 as if each of the following transactions had occurred on January 1, 1999: (i) the acquisition of MFG in February 1999; (ii) the addition of $15 million in Term B loans in April 1999;
(iii) the sale by Penton of 6,430,000 common shares in May 1999; (iv) the acquisition of New Hope in May 1999; (v) the sale of 510,000 shares of internet.com Corporation in July 1999; (vi) the refinancing of debt in September 1999; (vii) the acquisition of Stardust.com in October 1999; (viii) the sale of the Printing segment in November 1999; (ix) the acquisition of Nutracon in December 1999; (x) the discontinuation of the Direct Mail segment in December 1999; and (xi) the sale of 2,000,000 shares of internet.com Corporation in February 2000.

         The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had these transactions been consummated at the beginning of the periods presented (in thousands, except per share data)


                                                                                      Three Months Ended

                                                                                        March 31, 1999
                                                                                      ------------------

         Pro forma revenues                                                              $   67,213
                                                                                         ==========

         Pro forma income from continuing operations                                     $       73
                                                                                         ==========

         Pro forma net income applicable
              to common shareholders                                                     $      270
                                                                                         ==========

         Per share data:
              Earnings per common share - basic and diluted:

                 Income from continuing operations                                       $     0.01
                 Net income                                                              $     0.01
                                                                                         ==========

         The 1999 pro forma information above does not include the operations of Jon Peddie, Multimedia Week or Profit-Net, Inc., as the impact of these transactions are immaterial to such information.

NOTE 5 - INVESTMENTS

         In February 2000, Penton sold 2.0 million shares of internet.com Corporation stock as part of a 3.75 million-share offering. Penton received cash of $113.1 million and recognized a pre-tax gain of approximately $110.2 million. Penton maintains an 11.8% ownership interest in internet.com, or approximately
3.0 million shares. Penton intends for its investment to be temporary; accordingly, Penton marks to market its investment in internet.com Corporation. At March 31, 2000, Penton's investment totaled $124.5 million, including a cumulative mark to market adjustment of $119.3 million and related adjustment in long-term deferred taxes of $47.7 million and other comprehensive income of $71.6 million.

         In March 2000, Penton entered into a strategic alliance agreement with Cayenta, Inc. ("Cayenta"), a subsidiary of the Titan Corporation. Cayenta is a total service provider of end-to-end, e-commerce systems. As part of its alliance with Penton, Cayenta will initially develop and host the e-commerce systems for Penton's Healthwell.com Web site, a B2B exchange site for the natural products industry. Development work and hosting of other Penton vertical portal sites is expected to follow the Healthwell.com project.

         As part of the agreement, Penton purchased 250,000 shares of Cayenta stock, which is recorded at its historical cost of $6.3 million. The two companies will also provide each other with reciprocal marketing services for a two-year period.

NOTE 6 - DEBT

         Penton maintains a credit agreement with several banks under which it may borrow up to $340.0 million. The agreement provides for a revolving credit facility of up to $125.0 million, a long-term loan of $140.0 million ("Term Loan A") and a long-term loan of $75.0 million ("Term Loan B").

         The credit facility is collateralized by all tangible and intangible assets of Penton, including the equity interests in all of its U.S. subsidiaries and not less than 65% of the equity interests of any of its foreign subsidiaries. Under the terms of the agreement, Penton is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits Penton from incurring certain additional indebtedness; limits certain investments, advances or loans; and restricts substantial asset sales and cash dividends. At March 31, 2000, Penton was in compliance with all loan covenants.

         The revolving credit facility bears interest, at Penton's option, at either the Alternative Base Rate ("ABR"), defined as the higher of the Administrative Agent's Prime Rate or the Federal Funds Rate plus 0.50%, or at LIBOR, plus a rate margin ranging from 0.25% to 2.125% based on Penton's consolidated leverage ratio, as defined. Up to the full amount of the revolving credit facility may be borrowed, repaid and reborrowed until maturity on August 31, 2006; however, the revolving credit facility commitment shall be reduced as of September 30, 2003, by 7.5% per quarter until September 30, 2005, at which time it will be reduced by 10% per quarter until maturity. Penton may also, prior to the first anniversary of the credit facility, request an increase in the revolving credit facility by an amount not to exceed $60.0 million. At March 31, 2000, no amounts were outstanding under the revolving credit facility. Penton has agreed to pay a commitment fee ranging from 0.375% to 0.50%, based on Penton's consolidated leverage ratio, on the average unused portion of the revolving credit facility commitment. At March 31, 2000, $125.0 million was available under the facility.

         Term Loan A bears interest, at Penton's option, at either the ABR rate or at LIBOR, plus a rate margin ranging from 0.25% to 2.125%, based on Penton's consolidated leverage ratio. Interest on ABR loans is payable quarterly in arrears, while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At March 31, 2000, the rate in effect was 7.5%. The loan, which requires quarterly principal payments starting in September 2000, will mature on August 31, 2006. At March 31, 2000, $140.0 million was outstanding under Term Loan A.

         Term Loan B bears interest, at Penton's option, at either the ABR rate or at LIBOR, plus a rate margin ranging from 0.5% to 2.50%, based on Penton's consolidated leverage ratio. Interest on ABR loans is payable quarterly in arrears, while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At March 31, 2000, the rate in effect was 8.0%. The loan requires quarterly principal payments of approximately $0.2 million starting in September 2000, and four balloon payments of $17.6 million beginning in September 2006, and will mature on August 31, 2007. At March 31, 2000, $75.0 million was outstanding under Term Loan B.

NOTE 7 - NET INCOME PER COMMON SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands) for the three months ended March 31, 2000 and 1999:

                                                      2000           1999
                                                      ----           ----
Numerator:

  Income (loss) from continuing operations
         applicable to common shareholders         $66,338        $ (2,836)
                                                   =======        =========

Denominator (Number of shares):
  Basic - average shares outstanding                31,577          22,782

  Effect of dilutive securities:
    Stock options                                      212               -
                                                  --------         -------

  Diluted - average shares outstanding              31,789          22,782
                                                  ========        ========

         Due to the net loss from operations for the three months ended March 31, 1999, any potential common stock equivalents would have been antidilutive. Accordingly, they were excluded from the calculation of diluted earnings per share.

NOTE  8 - COMMON STOCK

         Penton's Board of Directors approved a plan to establish an Employee Stock Purchase Plan, with the intent of aligning the interests of Penton's employees and its shareholders by allowing employees the opportunity to purchase shares of Penton. The plan, which was effective January 1, 2000, allows employees to purchase common stock at 85% of the lower of the market price at the beginning or end of each quarter.

         Penton's Board of Directors approved a plan, effective January 1, 2000, to establish a Management Stock Purchase Plan for designated officers and other key employees. Participants in the plan may elect to receive restricted stock units ("RSUs") in lieu of a designated portion of up to 100% of their annual incentive bonus. Each RSU represents the right to receive one share of Penton common stock. RSUs are granted at a 20% discount from fair market value on the date awarded. RSUs vest two years after the date of grant and are settled in shares of common stock after a period of deferral selected by the participant, or upon termination of employment. On February 15, 2000, 25,507 RSUs were granted at a fair market value of $25.94 per share.

         On January 14, 2000, the Board of Directors approved an Executive Loan Program, which allows Penton to issue stock to six key executives to purchase an aggregate of up to 400,000 shares of Penton common stock at the then fair market value, in exchange for recourse notes. The notes bear interest compounded semiannually, at a rate equal to the applicable interest rate as published by the Internal Revenue Service, and mature on or before the fifth anniversary of the first loan date. No principal or interest payments are required until maturity, at which time all outstanding amounts are due. At March 31, 2000, all 400,000 shares had been issued with a weighted average share price of $23.54 and an outstanding principal balance of approximately $9.4 million, which is classified in the shareholders equity section of the balance sheet as notes receivable from officers and directors.

         In February 2000, the Board of Directors approved a grant of 136,054 performance shares to certain key executives, subject to the attainment of certain performance goals over a three-year period from January 1, 2000, through December 31, 2002. Performance shares are convertible into common stock on a one-for-one basis and are not issuable until earned.

         In February 2000, the Board of Directors approved the addition of 10 key employees to participate in Penton's supplemental executive retirement plan.

NOTE 9 - COMPREHENSIVE INCOME

         Financial Accounting Standard ("FAS") No. 130, "Reporting Comprehensive Income", requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholders' equity during the period from non-owner sources.

         Total comprehensive income (loss) for the three months ended March 31, 2000 and 1999 was $(13.3) million and $(3.6) million, respectively.

Activity in Stockholders' Equity is as follows (dollar amounts in thousands)

                                                                                           Notes        Accumulated

                                        Current                 Capital in              Receivable         Other
                                     Comprehensive     Common   Excess of      Retained  Officers/     Comprehensive
                                         Income        Stock    Par Value      Earnings  Directors        Income       Total
                                  --------------------------------------------------------------------------------------------
Balance at December 31, 1999       $       -           $  313    $ 214,551    $ 36,970  $       -     $ 150,767     $ 402,601
Dividends                                  -                -            -        (951)                       -          (951)
Executive loan shares issued               -                4        9,412           -          -             -         9,416
Receivable from officers/directors         -                -            -           -     (9,494)            -        (9,494)
Contingent  shares issued                  -                1        1,428           -          -             -         1,429
Issuance of shares related to
  exercise of stock options                -                -          137           -          -             -           137
Comprehensive Income:
   Net income (loss)                  66,338                -            -      66,338          -             -        66,338
   Unrealized gain on securities
     reported at fair value          (79,482)               -            -           -          -       (79,482)      (79,482)
   Foreign currency translation
     adjustment                         (110)               -            -           -          -          (110)         (110)
                                   -------------------------------------------------------------------------------------------
Balance at March 31, 2000          $ (13,254)          $  318    $ 225,528    $102,357   $ (9,494)    $  71,175     $ 389,884
                                   ===========================================================================================

NOTE 10 - SEGMENT INFORMATION

         Penton adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998. As previously reported, Penton's business units had been aggregated into three reportable segments: Media Services, Printing, and Direct Mail. The sale of the Printing and Direct Mail segments has reduced the number of segments to one, and therefore there is no segment information to report.

NOTE 11 - SUBSEQUENT EVENTS

         On April 3, 2000, Penton amended its Credit Agreement to give the Company the flexibility to sell assets of up to $30.0 million and the ability to monetize the Companies joint venture investments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. Penton considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to Penton's expectations for future periods. Although Penton believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause Penton's results to differ materially from those indicated by such forward-looking statements, including, among other factors, pending litigation, government regulation, competition, technological change, intellectual property rights, capital spending, international operations and Penton's acquisition and Internet strategies.

RESULTS OF OPERATIONS

REVENUES

         Total revenues increased $23.3 million, or 44.4%, from $52.5 million for the three months ended March 31, 1999 to $75.8 million for the same period in 2000.

         Publishing revenues increased $7.7 million, or 17.1%, from $45.2 million for the three months ended March 31, 1999 to $52.9 million in the same period in 2000, due primarily to the following: (i) the addition of Natural Foods Merchandiser, Delicious!, Nutrition Science News and Expansion Management magazines, which were part of the New Hope acquisition in May 1999; (ii) the turn around of Internet World magazine, which more than doubled its revenues for the three months ended March 31, 2000 when compared with the same prior year period; (iii) the Fluid Power Handbook & Directory, which was published in 2000 and is published every other year; (iv) increased revenues year-over-year in Penton's core magazines, such as Electronic Design, Hydraulics & Pneumatics, American Machinist and EE Product News; and (v) the addition of Supply Chain Technology News and CLEC Magazine which were published for the first time after the first quarter of 1999.

         Trade show and conference revenues increased $15.2 million, or 210.1%, from $7.2 million for the three months ended March 31, 1999 to $22.5 million for the same period in 2000, due primarily to the following: (i) the first-time inclusion of the Natural Products Expo West trade show, which was part of the New Hope acquisition completed at the end of May 1999; (ii) the first-time inclusion of Stardust.com, conferences which where acquired in October 1999;
(iii) the addition of the Internet Everywhere CEO Summit and Enterprise Customer Management shows which were held for the first time in 2000; and (iv) significant year-over-year revenue increases from the ISPCON London show, the IW Singapore show, the IW Canada show and the Wireless/Portable Spring show. These increases were somewhat off-set by lower year-over-year revenues from the Service Management Europe show and the absence of the ConExpo show which was held in 1999 and is held every three years.

         Web revenues increased $0.4 million, or 543.3%, from $0.1 million for the three months ended March 31, 1999 to $0.4 million for the same period in 2000, due primarily to the addition of a number of new Web sites in the second half of 1999 and first three months of 2000.

OPERATING EXPENSES:

         Operating expenses increased $17.3 million, or 31.3%, from $55.2 million for the three months ended March 31, 1999 to $72.4 million for the same period in 2000. As a percentage of revenues, operating costs decreased from 105.0% in 1999 to 95.5% in 2000. The improvement in operating expenses as a percentage of revenues was due primarily to higher margins earned on the New Hope trade show, offset in part by higher corporate costs and spending on Web development.

Editorial, Production and Circulation.

         Total editorial, production and circulation expenses grew to $30.3 million for the three months ended March 31, 2000 compared with $23.8 million for the same period in 1999, representing an increase of $6.6 million, or 27.6%. The increase is primarily due to the acquisition of New Hope in May 1999 and costs associated with the biennial Fluid Power Handbook & Directory, which was not published in 1999.

           As a percentage of revenues, editorial, production and circulation expenses decreased from 45.2% in 1999 to 40.0% in 2000. The decrease was due largely to higher margins earned from the New Hope trade show.

Selling, General and Administrative.

        Total selling, general and administrative expenses grew $9.7 million, or 39.0%, from $24.8 million for the three months ended March 31, 1999 to $34.5 million for the same period in 2000. The increase is primarily due to the acquisition of New Hope in May 1999, costs associated with the biennial Fluid Power Handbook & Directory, which was not published in 1999, the timing of corporate spending and higher executive compensation expense, and increases in Web development spending.

         As a percentage of revenues, selling, general and administrative expenses decreased from 47.2% in 1999 to 45.5% in 2000. The improvement was due largely to the addition of new trade shows and conferences to Penton's product mix.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $1.1 million, or 16.0%, to $7.7 million for the three months ended March 31, 2000. The higher expense was the result primarily of the amortization of intangible assets from the New Hope acquisition in May 1999. The acquisitions of Jon Peddie, Multimedia Week, Stardust.com and Nutracon also contributed to the increase.

OPERATING INCOME

         Overall, Penton's operating income increased $6.0 million to $3.4 million for the three months ended March 31, 2000 from a loss of $2.6 million in the prior year. Operating income as a percentage of revenue increased from a negative 5.0% in 1999 to a positive 4.5% in 2000.

OTHER INCOME (EXPENSE)

         Interest expense decreased $3.4 million to $2.7 million for the three months ended March 31, 2000, due to a lower debt balance outstanding for the first three months of 2000 when compared with the same prior year period as well as the significant increase in interest earned on Penton's cash balance.

         In February 2000, Penton sold 2,000,000 shares of internet.com Corporation stock and recognized a pre-tax gain of approximately $110.2 million.

EFFECTIVE TAX RATES

         The effective tax rates from continuing operations were 40.0% and 66.2% for the three months ended March 31, 2000 and 1999, respectively. The decrease in the effective tax rate is due to Penton's sale of a portion of its investment in internet.com Corporation. The sale resulted in the recognition of $110.2 million gain in pre-tax income.

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

                                                      Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                       2000           1999
                                                    -----------     ---------

       Net income (loss)                            $ 66,338        $ (2,836)

       Interest expense, net                           2,735           6,140
       Gain on sale of investments                  (110,210)              -
       Provision for income taxes                     44,416          (5,951)
       Depreciation and amortization                   7,653           6,598
       Discontinued operation                             85            (197)
       Miscellaneous, net                                 20             207
                                                    --------        --------

       EBITDA                                      $  11,037        $  3,961
                                                   =========        ========

         For the three months ended March 31, 2000, the Company's EBITDA increased $7.1 million, or 178.6%, to $11.0 million from $4.0 million for the same period in 1999. EBITDA margins increased to 14.6% for the quarter compared with 7.5% in the same year ago period primarily due to: (i) the acquisition of New Hope in May 1999; (ii) the turn around in Internet World magazine; and (iii) the biennial Fluid Power Handbook & Directory, which was not published in 1999, offset in part by higher corporate spending and Web site development charges.

         Penton's calculation of EBITDA for the Media Services segment is as follows (in thousands):

                                                        Three Months Ended
                                                              March 31,
                                                      ---------------------
                                                        2000              1999
                                                      ---------         --------
       Media Services segment:
         Publishing & other                           $  10,764         $ 8,951
         Trade shows & conferences                        8,946            (446)
         Internet                                          (491)            (31)
                                                     ----------       ----------
                Subtotal - Media Services                19,219           8,474

       Corporate                                         (8,182)         (4,513)
                                                     ----------       ----------

       EBITDA                                         $  11,037          $ 3,961
                                                     ==========       ==========

         For the three months ended March 31, 2000, EBITDA for the Company's publishing operations increased $1.8 million, or 20.3%, when compared with the same prior year period, primarily due to the addition of the Natural Foods Merchandiser, Delicious!, Nutrition Science News and Expansion Management magazines, which were part of the New Hope acquisition in May 1999; the turn around of Internet World magazine in 2000 when compared with the same prior year period; and the Fluid Power Handbook & Directory, which was not published in 1999.

         For the three months ended March 31, 2000, EBITDA for the Company's trade show and conference operations increased $9.4 million, when compared with the same prior-year period. These increases were due primarily to the first-time inclusion of the Natural Products Expo West trade show, which was part of the New Hope acquisition completed at the end of May 1999; the first-time inclusion of Stardust.com conferences, which were acquired in October 1999; the addition of the Internet Everywhere CEO Summit and Enterprise Customer Management shows which were held for the first time in 2000; and significant year-over-year revenue increases from the ISPCON London show, the IW Singapore show, the IW Canada show and the Wireless/Portable Spring show.

         For the three months ended March 31, 2000, EBITDA for the Company's Internet operations decreased from a loss of $0.03 million to a loss of $0.5 million primarily due to the increase in various costs associated with the development of market-focused Web sites.

         For the three months ended March 31, 2000, corporate costs increased $3.7 million, when compared with the same prior-year period. The increase is primarily due to the timing of corporate spending and to higher executive compensation expense.

FOREIGN CURRENCY

         The functional currency of the Company's foreign operations is their local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. Dollars at the rates of exchange on the balance sheet date; income and expense are translated at the average rates of exchange prevailing during the year. There were no significant foreign currency transaction gains or losses during 1999 or for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         During the periods presented, Penton financed its operations primarily through cash generated from operating activities, borrowings under its credit facilities, and in 1999 and the first quarter of 2000, the sale of equity securities and assets.

         Cash flow provided by operations for the three months ended March 31, 2000 was $13.4 million, up $18.3 million, from a use of cash of 4.9 million for the same period in 1999. The increase was attributable to the acquisitions completed in 1999 and to the effect of non-cash items, including the gain on the sale of investments in the first quarter of 2000.

         Cash from operating activities, along with cash from the sale of internet.com Corporation stock and the sale of the Printing segment, was used for capital expenditures, to make acquisitions, to pay earnouts and to pay dividends to shareholders. Penton's capital expenditures for the three months ended March 31, 2000 were $3.0 million. The Company anticipates that total capital expenditures for 2000 will be about $18.3 million, which will be used primarily to relocate Penton's corporate headquarters. These expenditures will be funded from cash on hand, cash flow from operations, and, if necessary, borrowings under our credit facility.

         On April 3, 2000, Penton amended its Credit Agreement to give the Company the flexibility to sell assets of up to $30.0 million and the ability to monetize the Companies joint venture investments.

         On September 1, 1999, Penton entered into a credit agreement with several banks under which it can borrow up to $340.0 million. The agreement provides for a revolving credit facility of up to $125.0 million, a long-term loan of $140.0 million ("Term Loan A") and a long-term loan of $75.0 million ("Term Loan B"). The proceeds of this credit agreement were used to repay Penton's debt outstanding under the $325.0 million credit facility obtained when Penton purchased IWM. At March 31, 2000, Penton had $215.0 million outstanding under its term loans and $125.0 million available under its revolving credit facility.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

         Penton maintains assets and operations in Europe, and as a result, may be exposed to cost increases relative to the markets in which it sells. At March 31, 2000, a hypothetical 10% strengthening of the U.S. dollar relative to the currencies of foreign countries in which Penton operates was not material.

                           PART II - OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On January 14, 2000, the Board of Directors approved an executive loan program, which allows Penton to issue stock to six key executives to purchase an aggregate of up to 400,000 shares of Penton common stock. At March 31, 2000, all 400,000 shares had been issued. In issuing such stock, Penton relied upon the exemption from registration provided by Section 4(2) under the Securities Act as these transactions did not involve a public offering.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         27.1     Financial Data Schedule

(b) REPORTS ON FORM 8-K AND/OR 8-K/A

         DATE OF REPORT                     ITEMS REPORTED
         --------------                     --------------

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Penton Media, Inc.
                                           (Registrant)


                                    By:    /s/Joseph G. NeCastro
                                           Joseph G. NeCastro
                                           Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

Date:  May 15, 2000

                                  EXHIBIT INDEX

Exhibit

Number       Description of Document
------       -----------------------

27.1         Financial Data Schedule