Form 10-Q
period 2000-06-30
PENTON MEDIA INC
filed 2000-08-14
CIK 1062441

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                       ----------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

                                    Yes [X]     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 11, 2000).

                             Common Stock 31,818,279

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                    Consolidated Balance Sheet -
                      As of June 30, 2000 and December 31, 1999

                    Consolidated Statement of Income -
                      For the Three and Six Months Ended
                      June 30, 2000 and 1999

                    Consolidated Statement of Cash Flows -
                      For the Six Months Ended June 30, 2000 and 1999

                    Notes to Consolidated Financial Statements

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                        (Unaudited; Dollars in Thousands)

                                                                                 June 30,            December 31,
                                                                                   2000                  1999
                                                                                ----------           ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                      $112,414             $ 30,370
  Accounts receivable, less allowance for doubtful
    accounts of $5,382 and $3,958 in 2000 and 1999, respectively                   49,367               40,199
  Inventories                                                                         751                  818
  Deferred tax assets                                                               4,454                 --
  Net current assets of discontinued operations                                      --                  4,228
  Prepayments, deposits and other                                                   9,218                7,583
                                                                                 --------             --------
                                                                                  176,204               83,198
                                                                                 --------             --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and buildings                                                                   95                   95
  Machinery and equipment                                                          48,566               45,243
                                                                                 --------             --------
                                                                                   48,661               45,338
  Less: Accumulated depreciation                                                   31,704               30,252
                                                                                 --------             --------
                                                                                   16,957               15,086
                                                                                 --------             --------

OTHER ASSETS:
  Goodwill, less accumulated amortization of
    $37,290 and $27,399 in 2000 and 1999, respectively                            401,107              411,173
  Other intangibles, less accumulated amortization of
    $11,840 and $9,541 in 2000 and 1999, respectively                              38,347               40,063
  Investments                                                                      68,334              259,859
                                                                                 --------             --------
                                                                                  507,788              711,095
                                                                                 --------             --------
                                                                                 $700,949             $809,379
                                                                                 ========             ========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                        (Unaudited; Dollars in Thousands)

                                                                            June 30,                 December 31,
                                                                              2000                       1999
                                                                           ---------                 ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Senior debt facility                                                     $   5,813                  $   3,875
  Accounts payable                                                             8,128                      7,499
  Income taxes payable                                                         7,988                     10,172
  Accrued earnouts                                                              --                        7,447
  Accrued compensation and benefits                                           11,911                      8,377
  Other accrued expenses                                                      11,036                     10,546
  Unearned income, principally trade
    show and conference deposits                                              45,969                     30,214
  Deferred taxes                                                                --                       39,634
                                                                           ---------                  ---------
                                                                              90,845                    117,764
                                                                           ---------                  ---------

LONG-TERM LIABILITIES AND DEFERRED CREDITS:
  Senior debt facility                                                       209,187                    211,125
  Net deferred pension credits                                                16,269                     16,269
  Deferred taxes                                                              25,599                     60,887
  Other                                                                          711                        733
                                                                           ---------                  ---------
                                                                             251,766                    289,014
                                                                           ---------                  ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued                                                  --                         --
  Common stock                                                                   318                        313
  Capital in excess of par value                                             226,078                    214,551
  Retained earnings                                                          110,098                     36,970
  Notes receivable officers/directors                                         (9,642)                      --
  Accumulated other comprehensive income                                      31,486                    150,767
                                                                           ---------                  ---------
                                                                             358,338                    402,601
                                                                           ---------                  ---------
                                                                           $ 700,949                  $ 809,379
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



                                                          PENTON MEDIA, INC.
                                                  CONSOLIDATED STATEMENT OF INCOME
                                 (Unaudited; Dollars in Thousands, Except Share and Per Share Data)

                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                           June 30,
                                                             --------------------------        --------------------------
                                                                2000             1999             2000             1999
                                                             ---------        ---------        ---------        ---------

REVENUES                                                     $ 109,058        $  78,792        $ 184,883        $ 131,310
                                                             ---------        ---------        ---------        ---------
OPERATING EXPENSES:
  Editorial, production and circulation                         34,895           29,260           65,204           53,010
  Selling, general and administrative                           41,162           28,271           75,641           53,078
  Depreciation and amortization                                  7,376            6,556           15,029           13,154
                                                             ---------        ---------        ---------        ---------
                                                                83,433           64,087          155,874          119,242
                                                             ---------        ---------        ---------        ---------

OPERATING INCOME                                                25,625           14,705           29,009           12,068
                                                             ---------        ---------        ---------        ---------

OTHER INCOME (EXPENSE):
  Interest expense, net                                         (2,441)          (6,019)          (5,176)         (12,159)
  Gain on sale of investments                                     --               --            110,210             --
  Impairment of assets                                          (1,051)            --             (1,051)            --
  Miscellaneous, net                                              (424)             232             (444)              25
                                                             ---------        ---------        ---------        ---------
                                                                (3,916)          (5,787)         103,539          (12,134)
                                                             ---------        ---------        ---------        ---------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                                21,709            8,918          132,548              (66)

PROVISION FOR INCOME TAXES                                      13,014            6,208           57,430              257
                                                             ---------        ---------        ---------        ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS                         8,695            2,710           75,118             (323)

INCOME (LOSS) FROM OPERATIONS OF
   DISCONTINUED BUSINESSES, NET                                   --                454              (85)             651
                                                             ---------        ---------        ---------        ---------

INCOME BEFORE EXTRAORDINARY ITEM                                 8,695            3,164           75,033              328

EXTRAORDINARY ITEM - EARLY
   EXTINGUISHMENT OF DEBT                                         --             (2,156)            --             (2,156)
                                                             ---------        ---------        ---------        ---------

NET INCOME (LOSS)                                            $   8,695        $   1,008        $  75,033        $  (1,828)
                                                             =========        =========        =========        =========

EARNINGS PER SHARE - Basic
  Income (loss) from continuing operations                   $    0.27        $    0.10        $    2.36        $   (0.01)
  Discontinued operations                                         0.00             0.02             0.00             0.03
  Extraordinary Item                                              0.00            (0.08)            0.00            (0.09)
  Net income (loss)                                          $    0.27        $    0.04        $    2.36        $   (0.07)

EARNINGS PER SHARE - Diluted
  Income (loss) from continuing operations                   $    0.27        $    0.10        $    2.35        $   (0.01)
  Discontinued operations                                         0.00             0.02            (0.01)            0.03
  Extraordinary item                                              0.00            (0.08)            0.00            (0.09)
  Net income (loss)                                          $    0.27        $    0.04        $    2.34        $   (0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
         Basic                                                  31,814           27,018           31,769           24,900
                                                             =========        =========        =========        =========
         Diluted                                                32,051           27,209           32,006           24,900
                                                             =========        =========        =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                        (Unaudited; Dollars in Thousands)

                                                                                  2000                   1999
                                                                               ---------              ---------

Net cash used for operating activities                                         $ (10,534)             $  (3,191)
                                                                               ---------              ---------

Cash flows from investing activities:
  Capital expenditures                                                            (5,833)                (2,162)
  Acquisitions, including earnouts paid                                          (17,372)               (43,100)
  Proceeds from sale of Direct Mail segment                                        4,000                   --
  Investment in internet.com Corporation stock                                      --                   (3,446)
  Proceeds from sale of internet.com Corporation stock                           113,100                   --
                                                                               ---------              ---------
         Net cash provided by (used for) investing activities                     93,895                (48,708)
                                                                               ---------              ---------

Cash flows from financing activities:
    Repayment of senior debt facility                                               --                  (84,261)
    Proceeds from senior debt                                                       --                   15,000
    Proceeds from revolving credit facility                                         --                    9,500
    Proceeds from equity offering, net                                              --                  118,644
    Payment of finance fees                                                         --                   (1,033)
    Repayment of note payable                                                       --                   (1,000)
    Proceeds from options exercised                                                  688                   --
    Dividends paid                                                                (1,906)                (1,366)
                                                                               ---------              ---------
         Net cash provided by (used for) financing activities                     (1,218)                55,484
                                                                               ---------              ---------

Effect of exchange rate changes on cash                                              (99)                   (22)
                                                                               ---------              ---------

         Net increase in cash and equivalents                                     82,044                  3,563
Cash and equivalents at beginning of period                                       30,370                  3,953
                                                                               ---------              ---------
Cash and equivalents at end of period                                          $ 112,414              $   7,516
                                                                               =========              =========


Supplemental disclosure of non cash investing and financing activities:

For the six months ended June 30, 2000, Penton issued 52,920 common shares valued at approximately $1.4 million in connection with New Hope's earnout; issued 400,000 shares to officers and directors, and marked to market its investment in internet.com Corporation stock by approximately $54.2 million.

For the six months ended June 30, 1999, Penton issued 2.1 million common shares valued at $41.0 million in conjunction with the acquisition of New Hope.

The foregoing transactions did not provide for or require the use of cash and, accordingly, are not reflected in the statements of cash flows.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited; Dollars in Thousands)

NOTE 1 - NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

         These financial statements have been prepared by management in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

NOTE 2 -  ACQUISITIONS

         In May 2000, Penton purchased 50% of the outstanding stock of a German Corporation, trading under the name of ComMunic, which produces trade shows, conferences and business publications in Germany and its German speaking neighboring countries, serving the Internet, telecommunications and other growing technology markets. Penton paid approximately $1.4 million for the 50% interest in the joint venture with the potential for future contingent payments in 2000 and 2001 tied to future earnings.

         In February 2000, Penton acquired the assets of Profit.Net, Inc. for $0.4 million in cash and contingent payments of up to $0.1 million in 2000. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $0.4 million is being amortized over 15 years. The assets of Profit.Net, Inc. include BAKERY-NET.com, a Web site for the commercial baking market.

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

         In August 1999, Penton completed the asset acquisition of Multimedia Week for $0.2 million in cash. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $0.2 million is being amortized over 40 years. Multimedia Week is a weekly publication that features IPOs and venture capital tracking; in-depth product and technology spotlights; information about new and emerging technologies; and market data.

         In May 1999, Penton acquired substantially all the assets of New Hope. In full consideration for the transfer of the assets, Penton agreed to pay a total purchase price of up to $97.0 million for New Hope. The purchase price comprised $41.0 million in cash and $41.0 million (2,102,564 shares) in common stock which were paid and issued at the closing. New Hope is eligible to earn a contingent payment of up to $15.0 million to be paid half in cash and half in common stock, based on New Hope's performance for the fiscal years 1999, 2000 and 2001. In March 2000, Penton paid approximately $1.4 million in cash and issued 52,920 shares of common stock with a fair market value of approximately $1.4 million in contingent consideration for 1999. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $78.2 million is being amortized over periods ranging from 20 to 40 years. New Hope is a leading business media company serving the natural products industry through trade shows, conferences, magazines and Web sites.

         In May 1999, Penton completed the acquisition of Jon Peddie Associates ("Jon Peddie") for $1.3 million in cash and contingent payments of up to $3.0 million tied to future earnings of Jon Peddie through the year 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $1.0 million is being amortized over 40 years. Jon Peddie is an information company that conducts research, publishes market studies and special reports, and provides consulting services to the electronics, semiconductor and digital media industries.

         In February 1999, Penton acquired the assets of MFG Publishing, Inc. ("MFG") for a total purchase price of up to $2.5 million, of which $0.8 million was paid in cash and the remaining $1.7 million is contingent upon earnings through the year 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $0.6 million is being amortized over 40 years. MFG provides information to the enterprise resource planning segment of the manufacturing technology industry.

NOTE 3 - DISCONTINUED OPERATIONS

         During the first quarter of 2000, Penton completed the sale of the net assets of its Direct Mail segment for $4.0 million in cash. An additional operating loss for the six months ended June 30, 2000 of $0.08 million, net of a tax benefit of $0.06 million, was recorded and classified as discontinued operations in the accompanying financial statements.

         At June 30, 1999, the Printing segment had operating income of approximately $0.7 million, net of taxes of $0.5 million. The Direct Mail segment had an operating loss of approximately $0.05 million, net of a tax benefit of $0.03 million.

NOTE 4 - INVESTMENTS

         In February 2000, Penton sold 2.0 million shares of internet.com Corporation stock as part of a 3.75 million-share offering. Penton received cash of $113.1 million and recognized a pre-tax gain of approximately $110.2 million. As of June 30, 2000 Penton maintains an 11.8% ownership interest in internet.com, or approximately 3.0 million shares. Penton intends for its investment to be temporary; accordingly, Penton marks to market its investment in internet.com Corporation. At June 30, 2000, Penton's investment totaled $58.5 million, including a cumulative mark to market adjustment of $54.2 million and related adjustment in long-term deferred taxes of $21.7 million and other comprehensive income of $32.5 million.

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

         In June 2000, Penton entered into a strategic investment and partnership agreement with LeisureHub.com, the online B2B trading community for the global leisure industry. Penton paid approximately $4.4 million for a 19.9% stake in the company. The agreement also provides for reciprocal marketing and other services between the two companies.

NOTE 5  - PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

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

         The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had these transactions been consummated at the beginning of the period presented (in thousands, except per share data):

                                                                                       Six Months Ended
                                                                                         June 30, 1999
                                                                                         -------------

         Pro forma revenues                                                                 $149,252
                                                                                            ========

         Pro forma income from continuing operations                                        $  5,783
                                                                                            ========

         Pro forma net income applicable
              to common shareholders                                                        $  4,278
                                                                                            ========

         Per share data:
              Earnings per common share - basic and diluted:

                 Income from continuing operations                                          $   0.18
                                                                                            ========
                 Net income                                                                 $   0.13
                                                                                            ========

         The 1999 pro forma information above does not include the operations of Jon Peddie, Multimedia Week, Profit-Net, Inc., Leisurehub.com or ComMunic, as the historical information is immaterial. 2000 pro formas have not been prepared as 2000 transactions have been immaterial.

NOTE 6 - DEBT

         Penton maintains a credit agreement with several banks under which it may borrow up to $340.0 million. The agreement provides for a revolving credit facility of up to $125.0 million, a long-term loan of $140.0 million ("Term Loan A") and a long-term loan of $75.0 million ("Term Loan B").

         The credit facility is collateralized by all tangible and intangible assets of Penton, including the equity interests in all of its U.S. subsidiaries and not less than 65% of the equity interests of any of its foreign subsidiaries. Under the terms of the agreement, Penton is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits Penton from incurring certain additional indebtedness; limits certain investments, advances or loans; and restricts substantial asset sales and cash dividends. At June 30, 2000, Penton was in compliance with all loan covenants.

         On April 3, 2000, Penton amended its Credit Agreement to give the Company the flexibility to sell assets of up to $30.0 million and the ability to monetize the Company's joint venture investments.

         The revolving credit facility bears interest, at Penton's option, at either the Alternative Base Rate ("ABR"), defined as the higher of the Administrative Agent's Prime Rate or the Federal Funds Rate plus 0.50%, or at LIBOR, plus a rate margin ranging from 0.25% to 2.125% based on Penton's consolidated leverage ratio, as defined. Up to the full amount of the revolving credit facility may be borrowed, repaid and reborrowed until maturity on August 31, 2006; however, the revolving credit facility commitment shall be reduced as of September 30, 2003, by 7.5% per quarter until September 30, 2005, at which time it will be reduced by 10% per quarter until maturity. Penton may also, prior to the first anniversary of the credit facility, request an increase in the revolving credit facility by an amount not to exceed $60.0 million. At June 30, 2000, no amounts were outstanding under the revolving credit facility. Penton has agreed to pay a commitment fee ranging from 0.375% to 0.50%, based on Penton's consolidated leverage ratio, on the average unused portion of the revolving credit facility commitment. At June 30, 2000, $125.0 million was available under the facility.

         Term Loan A bears interest, at Penton's option, at either the ABR rate or at LIBOR, plus a rate margin ranging from 0.25% to 2.125%, based on Penton's consolidated leverage ratio. Interest on ABR loans is payable quarterly in arrears, while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At June 30, 2000, the rate in effect was 7.9375%. The loan, which requires quarterly principal payments starting in September 2000, will mature on August 31, 2006. At June 30, 2000, $140.0 million was outstanding under Term Loan A.

         Term Loan B bears interest, at Penton's option, at either the ABR rate or at LIBOR, plus a rate margin ranging from 0.5% to 2.50%, based on Penton's consolidated leverage ratio. Interest on ABR loans is payable quarterly in arrears, while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At June 30, 2000, the rate in effect was 8.4375%. The loan requires quarterly principal payments of approximately $0.2 million starting in September 2000, and four balloon payments of $17.6 million beginning in September 2006, and will mature on August 31, 2007. At June 30, 2000, $75.0 million was outstanding under Term Loan B.

NOTE 7 - NET INCOME PER COMMON SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands) for the three months and six months ended June 30, 2000 and 1999:

                                                       Three Month Period                   Six Month Period
                                                         Ended June 30,                      Ended June 30,
                                                         --------------                      --------------
                                                    2000              1999              2000              1999
                                                  --------          --------          --------          --------
Numerator:
  Income (loss) applicable to
     common shareholders                          $  8,695          $  1,008          $ 75,033          $ (1,828)
                                                  ========          ========          ========          ========

Denominator (Number of shares):
  Basic - average shares outstanding                31,814            27,018            31,769            24,900

  Effect of dilutive securities:
    Stock options                                      197               191               199              --
     Restricted stock units                             26              --                  26              --
     Deferred shares                                    14              --                  12              --
                                                  --------          --------          --------          --------

  Diluted - average shares outstanding              32,051            27,209            32,006            24,900
                                                  ========          ========          ========          ========

         Due to the net loss from operations for the six months ended June 30, 1999, any potential common stock equivalents would have been antidilutive. Accordingly, they were excluded from the calculation of diluted earnings per share.

NOTE  8 - COMMON STOCK

         On June 9, 2000, the Board of Directors of the Company adopted a Shareholder Rights Agreement (the "Rights Agreement"). Under the plan, the rights will initially trade together with Penton Media, Inc. common stock and will not be exercisable. In the absence of further board action the rights generally will become exercisable and allow the holder to acquire Penton Media, Inc. common stock at a discounted price if any person or group acquires 20 percent or more of the outstanding shares of the Company's common stock. Rights held by the persons who exceed the applicable threshold will be void. Under certain circumstances, the rights will entitle the holder to buy shares in an acquiring entity at a discounted price.

         The plan also includes an exchange option. In general, after the rights become exercisable, the Penton board may, at its option, effect an exchange of part or all of the rights other than rights that have become void for shares of Penton Media, Inc. common stock. Under this option, Penton Media, Inc. would issue one share of common stock for each right, subject to adjustment in certain circumstances.

         The Penton board may, at its option, redeem all rights for $0.01 per right, generally at any time prior to the rights becoming exercisable. The rights will expire June 27, 2010, unless earlier redeemed, exchanged or amended by the Penton board.

         In June 2000, the Board of Directors approved a grant of 20,000 performance shares to two key executives. Subject to the attainment of certain performance goals over a three-year period from January 1, 2000, through December 31, 2002 the grantee is eligible to receive between 10% and 150% of the granted shares. Performance shares are not issuable until earned.

         In February 2000, the Board of Directors approved a grant of 136,054 performance shares to certain key executives, subject to the attainment of certain performance goals over a three-year period from January 1, 2000, through December 31, 2002. For 99,000 of the shares, the grantee is eligible to receive between 50% and 150% of the granted shares. Performance shares are not issuable until earned.

         In February 2000, the Board of Directors approved the addition of 10 key employees to participate in Penton's supplemental executive retirement plan.

         On January 14, 2000, the Board of Directors approved an Executive Loan Program, which allows Penton to issue stock to six key executives to purchase an aggregate of up to 400,000 shares of Penton common stock at the then fair market value, in exchange for recourse notes. The notes bear interest compounded semiannually, at a rate equal to the applicable interest rate as published by the Internal Revenue Service, and mature on or before the fifth anniversary of the first loan date. No principal or interest payments are required until maturity, at which time all outstanding amounts are due. All 400,000 shares had been issued with a weighted average share price of $23.54 and an outstanding balance of approximately $9.6 million (including $0.2 million of accrued interest), which is classified in the shareholders equity section of the balance sheet as notes receivable from officers and directors.

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

         In May 1999, the Company completed a 6,500,000 common share offering of which 6,250,000 of the shares were offered by the Company and 250,000 were offered by existing stockholders. The underwriters also exercised their option to purchase an additional 180,000 shares from Penton and 795,000 shares from existing stockholders to cover over-allotments. The Company received net proceeds of approximately $118.4 million which were used to repay debt and for general corporate purposes, including the acquisition of New Hope.

NOTE 9 - COMPREHENSIVE INCOME

         Financial Accounting Standard ("FAS") No. 130, "Reporting Comprehensive Income", requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholders' equity during the period from non-owner sources.

         Total comprehensive income (loss) for the six months ended June 30, 2000 and 1999 was $(44.2) million and $33.8 million, respectively.

Activity in Stockholders' Equity is as follows (dollar amounts in thousands)

                                                                                        Notes        Accumulated
                                     Current                 Capital in              Receivable         Other
                                  Comprehensive     Common   Excess of      Retained  Officers/     Comprehensive
                                      Income        Stock    Par Value      Earnings  Directors        Income       Total
                                   --------------------------------------------------------------------------------------

Balance at December 31, 1999       $    --      $     313   $ 214,551    $  36,970    $    --      $ 150,767    $ 402,601
Dividends                               --           --          --         (1,905)                     --         (1,905)
Executive loan shares issued            --              4       9,412         --           --           --          9,416
Receivable from officers/directors      --           --          --           --         (9,642)        --         (9,642)
Contingent  shares issued               --              1       1,428         --           --           --          1,429
Issuance of shares related to
  exercise of stock options             --           --           729         --           --           --            729
Employee Stock Purchase Plan            --           --           (42)        --           --           --            (42)
Comprehensive Income:
   Net income                         75,033         --          --         75,033         --           --         75,033
   Unrealized gain on securities
     reported at fair value          (48,792)        --          --           --           --        (48,792)     (48,792)
    Reclassification adjustment
       for gain on securities        (70,272)        --          --           --           --        (70,272)     (70,272)
   Foreign currency translation
     adjustment                         (217)        --          --           --           --           (217)        (217)
                                   ---------------------------------------------------------------------------------------
Balance at June 30, 2000           $ (44,248)   $     318   $ 226,078    $ 110,098    $  (9,642)   $  31,486    $ 358,338
                                   =======================================================================================

NOTE 10 - SEGMENT INFORMATION

         Penton adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998. As previously reported, Penton's business units had been aggregated into three reportable segments: Media Services, Printing, and Direct Mail. The sale of the Printing and Direct Mail segments has eliminated all segments except for the Media Services segment. Accordingly, the Company now operates in only one segment.

NOTE 11 - SUBSEQUENT EVENTS

         In July 2000, Penton acquired the assets of National Advisory Group ("NAG") of Jacksonville, Florida for $1.5 million in cash. NAG is a trade group serving the convenience store and petroleum marketing industry.

         In August 2000, Penton acquired the assets of Meko Ltd. of Surrey, UK, for $0.3 million in cash. Meko Ltd. is a leading provider of newsletters, comprehensive market studies, and custom information services for the European computer display market.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999

REVENUES

         Total revenues increased $30.3 million, or 38.4%, from $78.8 million for the three months ended June 30, 1999 to $109.1 million for the same period in 2000.

         Publishing revenues increased $4.4 million, or 8.5%, from $51.6 million for the three months ended June 30, 1999 to $56.0 million in the same period in 2000, due primarily to the following: (i) the addition of Natural Foods Merchandiser, Delicious!, Nutrition Science News and Expansion Management magazines, which were part of the New Hope acquisition in May 1999; (ii) the turn around of Internet World magazine, which nearly doubled its revenues for the three months ended June 30, 2000 when compared with the same prior year period; (iii) increased revenues year-over-year in Penton's core magazines, such as Electronic Design, American Machinist; Government Product News and EE Product News; and (iv) the addition of Supply Chain Technology News and CLEC Magazine which were published for the first time after the second quarter of 1999. These increases were offset somewhat by the discontinuance of the IW Growing Companies magazine during the first quarter of 2000.

         Trade show and conference revenues increased $25.3 million, or 93.2%, from $27.1 million for the three months ended June 30, 1999 to $52.4 million for the same period in 2000, due primarily to the following: (i) the first-time inclusion of the Natural Products Expo Amsterdam show, which was part of the New Hope acquisition completed in May 1999; (ii) the first-time inclusion of Stardust.com conferences which where acquired in October 1999; (iii) the addition of the IW China show, ABS Technology show and the IW eCRM Spring show which were all held for the first time in 2000; (iv) the IW Australia show which was held in the third quarter of 1999 and (v) significant year-over-year revenue increases from the Internet World Spring, Internet World UK, and ISPCON Spring shows. These increases were somewhat off-set by the IW Mexico, ISPCON Australia and IW France shows which were held during the second quarter of 1999 but will not be held in 2000 until later in the year and the AEC Geo Expo which was held in 1999 and is held every three years.

         Web revenues increased $0.6 million, or 968.7%, from $0.1 million for the three months ended June 30, 1999 to $0.7 million for the same period in 2000, due primarily to the addition of a number of new Web sites in the second half of 1999 and first half of 2000.

OPERATING EXPENSES:

         Operating expenses increased $19.3 million, or 30.2%, from $64.1 million for the three months ended June 30, 1999 to $83.4 million for the same period in 2000. As a percentage of revenues, operating costs decreased from 81.3% in 1999 to 76.5% in 2000. The improvement in operating expenses as a percentage of revenues was due primarily to higher margins earned from the trade shows held during the quarter, offset in part by higher corporate costs and spending on Web development.

Editorial, Production and Circulation.

         Total editorial, production and circulation expenses grew to $34.9 million for the three months ended June 30, 2000 compared with $29.3 million for the same period in 1999, representing an increase of $5.6 million, or 19.3%. The increase is primarily due to the acquisition of New Hope in May 1999 and costs associated with new trade shows held for the first time in 2000.

         As a percentage of revenues, editorial, production and circulation expenses decreased from 37.1% in 1999 to 32.0% in 2000. The decrease was due largely to higher margins earned from trade shows.

Selling, General and Administrative.

         Total selling, general and administrative expenses grew $12.9 million, or 45.6%, from $28.3 million for the three months ended June 30, 1999 to $41.2 million for the same period in 2000. The increase is primarily due to the acquisition of New Hope in May 1999 and Stardust in October 1999, costs associated with trade shows held for the first time in 2000, and the timing of corporate spending and higher executive compensation expense.

         As a percentage of revenues, selling, general and administrative expenses increased from 35.9% in 1999 to 37.7% in 2000. The increase was due largely to the timing of corporate spending and to higher executive compensation expenses.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $0.8 million, or 12.5%, to $7.4 million for the three months ended June 30, 2000. The higher expense was the result primarily of the amortization of intangible assets from the New Hope acquisition in May 1999. The acquisitions of Jon Peddie, Multimedia Week, Stardust.com and Nutracon also contributed to the increase.

OPERATING INCOME

         Overall, Penton's operating income increased $10.9 million, or 74.3%, from $14.7 million for the three months ended June 30, 1999 to $25.6 million for the same period in 2000. Operating income as a percentage of revenue increased from 18.7% in 1999 to 23.5% in 2000 as a result of the higher trade show margins discussed above.

OTHER INCOME (EXPENSE)

         Interest expense decreased $3.6 million to $2.4 million for the three months ended June 30, 2000, compared to the same prior year period, due to a lower average debt balance outstanding for the three months ending June 30, 2000 when compared with the same prior year period, as well as the significant increase in interest earned on Penton's cash balance in 2000.

         In February 2000, Penton sold 2.0 million shares of internet.com Corporation stock and recognized a pre-tax gain of approximately $110.2 million.

         In accordance with the Company's review of impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" the Company recorded a $1.0 million non-cash charge to write down the carrying value of certain leasehold improvements, furniture and fixtures, and computer equipment to fair value.

EFFECTIVE TAX RATES

         The effective tax rates from continuing operations were 40.0% and 66.2% for the three months ended June 30, 2000 and 1999, respectively. The decrease in the effective tax rate is due to Penton's sale of a portion of its investment in internet.com Corporation. The sale resulted in the recognition of $110.2 million gain in pre-tax income.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1999

REVENUES

         Total revenues increased $53.6 million, or 40.8%, from $131.3 million for the six months ended June 30, 1999 to $184.9 million for the same period in 2000.

         Publishing revenues increased $12.1 million, or 12.5%, from $96.8 million for the six months ended June 30, 1999 to $108.9 million in the same period in 2000, due primarily to the following: (i) the addition of Natural Foods Merchandiser, Delicious!, Nutrition Science News and Expansion Management magazines, which were part of the New Hope acquisition in May 1999; (ii) the turn around of Internet World magazine, which nearly doubled its revenues for the six months ended June 30, 2000 when compared with the same prior year period; (iii) increased revenues year-over-year in Penton's core magazines, such as Electronic Design, American Machinist; Food Management; Government Product News and EE Product News; (iv) the Fluid Power Handbook & Directory, which was published in 2000 and is published every other year; and (v) the addition of Supply Chain Technology News and CLEC Magazine which were published for the first time after the second quarter of 1999. These increases were offset somewhat by the discontinuance of the IW Growing Companies magazine during the first quarter of 2000.

         Trade show and conference revenues increased $40.5 million, or 117.8%, from $34.3 million for the six months ended June 30, 1999 to $74.8 million for the same period in 2000, due primarily to the following: (i) the first-time inclusion of the Natural Products Expo East and Natural Products Expo Amsterdam shows, which were part of the New Hope acquisition in May 1999; (ii) the first-time inclusion of Stardust.com conferences which where acquired in October 1999; (iii) the addition of the Internet Everywhere CEO Summit, the IW China show, the IW eCRM Spring show, the ABS Technology show and the Enterprise Customer Management Spring show which were held for the first time in 2000; (iv) the IW Australia and Supply Chain Expo shows which were held in the third quarter of 1999 and (v) significant year-over-year revenue increases from the Internet World Spring, Internet World UK, ISPCON Spring, Wireless/Portable Spring and ISPCON London shows. These increases were somewhat off-set by the IW Mexico, ISPCON Australia and IW France shows which were held during the second quarter of 1999 but will not be held in 2000 until later in the year; lower year-over-year revenues from the Service Management Europe show and the absence of the ConExpo show which was held in 1999 and is held every three years.

         Web revenues increased $1.0 million, or 756%, from $0.1 million for the six months ended June 30, 1999 to $1.1 million for the same period in 2000, due primarily to the addition of a number of new Web sites in the second half of 1999 and first half of 2000.

OPERATING EXPENSES:

         Operating expenses increased $36.6 million, or 30.7%, from $119.2 million for the six months ended June 30, 1999 to $155.9 million for the same period in 2000. As a percentage of revenues, operating costs decreased from 90.8% in 1999 to 84.3% in 2000. The improvement in operating expenses as a percentage of revenues were due primarily to higher margins earned from the trade shows held during the first half of 2000, offset in part by higher corporate costs and spending on Web development.

Editorial, Production and Circulation.

         Total editorial, production and circulation expenses grew to $65.2 million for the six months ended June 30, 2000 compared with $53.0 million for the same period in 1999, representing an increase of $12.2 million, or 23.0%. The increase is primarily due to the acquisition of New Hope in May 1999 and costs associated with new trade shows held for the first time in 2000.

         As a percentage of revenues, editorial, production and circulation expenses decreased from 40.4% in 1999 to 35.3% in 2000. The decrease was due largely to higher margins earned from trade shows.

Selling, General and Administrative.

         Total selling, general and administrative expenses grew $22.6 million, or 42.5%, from $53.1 million for the six months ended June 30, 1999 to $75.6 million for the same period in 2000. The increase is primarily due to the acquisition of New Hope in May 1999 and Stardust in October 1999, costs associated with trade shows held for the first time in 2000, the timing of corporate spending and higher executive compensation expense.

         As a percentage of revenues, selling, general and administrative expenses increased from 40.4% in 1999 to 40.9% in 2000. The increase was due largely to the timing of corporate spending and to higher executive compensation expenses.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $1.9 million, or 14.3%, to $15.0 million for the six months ended June 30, 2000. The higher expense was the result primarily of the amortization of intangible assets from the New Hope acquisition in May 1999. The acquisitions of Jon Peddie, Multimedia Week, Stardust.com and Nutracon also contributed to the increase.

OPERATING INCOME

         Overall, Penton's operating income increased $16.9 million, or 140.4%, from $12.1 million for the six months ended June 30, 1999 to $29.0 million for the same period in 2000. Operating income as a percentage of revenue increased from 9.2% in 1999 to 15.7% in 2000.

OTHER INCOME (EXPENSE)

         Interest expense decreased $7.0 million to $5.2 million for the six months ended June 30, 2000, compared to $12.2 million the same prior year period, due to a lower average debt balance outstanding for the six months ending June 30, 2000 when compared with the same prior year period as well as the significant increase in interest earned on Penton's cash balance in 2000.

         In February 2000, Penton sold 2.0 million shares of internet.com Corporation stock and recognized a pre-tax gain of approximately $110.2 million.

         In accordance with the Company's review of impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" the Company recorded a $1.0 million non-cash charge to write down the carrying value of certain leasehold improvements, furniture and fixtures, and computer equipment to fair value.

EFFECTIVE TAX RATES

         The effective tax rates from continuing operations were 43.0% and 66.2% for the six months ended June 30, 2000 and 1999, respectively. The decrease in the effective tax rate is due to Penton's sale of a portion of its investment in internet.com Corporation. The sale resulted in the recognition of $110.2 million gain in pre-tax income.

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

                                                       Three Months Ended                Six Months Ended
                                                            June 30,                          June 30,
                                                   -------------------------        --------------------------
                                                      2000            1999             2000             1999
                                                   ---------       ---------        ---------        ---------

         Net income (loss)                         $   8,695       $   1,008        $  75,033        $  (1,828)

         Interest expense, net                         2,441           6,019            5,176           12,159
         Gain on sale of investments                    --              --           (110,210)            --
         Provision for income taxes                   13,014           6,208           57,430              257
         Depreciation and amortization                 7,376           6,556           15,029           13,154
         Impairment of assets                          1,051            --              1,051             --
         Discontinued operation                         --              (454)              85             (651)
         Extraordinary Item                             --             2,156             --              2,156
         Miscellaneous, net                              424            (232)             444              (25)
                                                   ---------       ---------        ---------        ---------

         EBITDA                                    $  33,001       $  21,261        $  44,038        $  25,222
                                                   =========       =========        =========        =========

         For the three months ended June 30, 2000, the Company's EBITDA increased $11.7 million, or 55.2%, to $33.0 million from $21.3 million for the same period in 1999. For the six months ended June 30, 2000, the Company's EBITDA increased $18.8 million, or 74.6%, to $44.0 million from $25.2 million for the same period in 1999. EBITDA margins increased to 30.3% for the quarter compared with 27.0% in the same year ago period, while margins for the six months ended June 30, 2000 and 1999 were 23.8% and 19.2%, respectively. The increases were primarily due to: (i) the acquisition of New Hope in May 1999;
(ii) the turn around in Internet World magazine; and (iii) significant year-over-year revenue increases from the Spring Internet World, Internet World UK, ISPCON Spring, and ISPCON London shows, offset in part by higher corporate spending and Web site development charges.

         Penton's calculation of EBITDA by product is as follows (in thousands):

                                                  Three Months Ended               Six Months Ended
                                                      June 30,                          June 30,
                                             -------------------------         -------------------------
                                               2000             1999             2000             1999
                                             --------         --------         --------         --------

           Publishing & other                $ 14,042         $ 11,031         $ 25,086         $ 20,078
           Trade shows & conferences           27,709           14,411           36,669           13,996
           Internet                            (1,361)            (297)          (2,146)            (455)
                                             --------         --------         --------         --------
                  Subtotal                     40,390           25,145           59,609           33,619

         Corporate                             (7,389)          (3,884)         (15,571)          (8,397)
                                             --------         --------         --------         --------

         EBITDA                              $ 33,001         $ 21,261         $ 44,038         $ 25,222
                                             ========         ========         ========         ========

         For the three months ended June 30, 2000, EBITDA for the Company's publishing operations increased $3.0 million, or 27.3%, when compared with the same prior year period. For the six months ended June 30, 2000 EBITDA for the Company's publishing operations increased $5.0 million, or 24.9%, when compared with the prior year period. EBITDA increases for publishing operations were primarily due to the addition of the Natural Foods Merchandiser, Delicious!, Nutrition Science News and Expansion Management magazines, which were part of the New Hope acquisition in May 1999; the turn around of Internet World magazine in 2000 when compared with the same prior year period; and the Fluid Power Handbook & Directory, which was not published in 1999.

         For the three months ended June 30, 2000, EBITDA for the Company's trade show and conference operations increased $13.3 million, when compared with the same prior-year period. For the six months ended June 30, 2000 EBITDA for the Company's trade show and conference operations increased $22.7 million, or 162.0%. These increases were due primarily to the first-time inclusion of the Natural Products Expo West trade show, which was part of the New Hope acquisition in May 1999; the first-time inclusion of Stardust.com conferences, which were acquired in October 1999; the addition of the Internet Everywhere CEO Summit, IW eCRM Spring, IW China, ABS Technology and Enterprise Customer Management shows which were held for the first time in 2000; and significant year-over-year revenue increases from the Internet World Spring, Internet World UK, ISPCON Spring, and ISPCON London shows.

         For the three months ended June 30, 2000, EBITDA for the Company's Internet operations decreased from a loss of $0.3 million to a loss of $1.4 million, while for the six months ended June 30, 2000, EBITDA for the Company's Internet operations decreased from a loss of $0.5 million to a loss of $2.1 million. These decreases were primarily due to the increase in various costs associated with the development of market-focused Web sites.

         For the three months ended June 30, 2000, corporate costs increased $3.5 million, when compared with the same prior-year period, while for the six months ended June 30, 2000, corporate costs increased $7.2 million, when compared with the same prior-year period. The increases were primarily due to the timing of corporate spending, costs associated with acquisitions, and to higher executive compensation expense.

FOREIGN CURRENCY

         The functional currency of the Company's foreign operations is their local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. Dollars at the rates of exchange on the balance sheet date; income and expense are translated at the average rates of exchange prevailing during the year. There were no significant foreign currency transaction gains or losses for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

         During the periods presented, Penton financed its operations primarily through cash generated from operating activities, borrowings under its credit facilities, and the sale of equity securities and assets.

         Cash flow used by operations for the six months ended June 30, 2000 was $10.5 million, up $7.3 million, from the same period in 1999. The increase was attributable to the acquisitions, principally New Hope, completed in the second quarter of 1999 and to the effect of non-cash items, including the gain on the sale of internet.com Corporation stock in the first quarter of 2000.

         Cash from operating activities, along with cash from the sale of internet.com Corporation stock and the sale of the Direct Mail segment, was used for capital expenditures, to make acquisitions, to pay earnouts and to pay dividends to shareholders. Penton's capital expenditures for the six months ended June 30, 2000 were $5.8 million. The Company anticipates that total capital expenditures for 2000 will be about $18.3 million, which will be used primarily to relocate Penton's corporate headquarters. These expenditures will be funded from cash on hand, cash flow from operations, and, if necessary, borrowings under our credit facility.

         On April 3, 2000, Penton amended its Credit Agreement to give the Company the flexibility to sell assets of up to $30.0 million and the ability to monetize the Company's joint venture investments.

         On September 1, 1999, Penton entered into a credit agreement with several banks under which it can borrow up to $340.0 million. The agreement provides for a revolving credit facility of up to $125.0 million, a long-term loan of $140.0 million ("Term Loan A") and a long-term loan of $75.0 million ("Term Loan B"). The proceeds of this credit agreement were used to repay Penton's debt outstanding under the $325.0 million credit facility obtained when Penton purchased IWM. At June 30, 2000, Penton had $215.0 million outstanding under its term loans and $125.0 million available under its revolving credit facility.

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

         Penton maintains assets and operations in Europe, and as a result, may be exposed to cost increases relative to the markets in which it sells. At June 30, 2000, a hypothetical 10% strengthening of the U.S. dollar relative to the currencies of foreign countries in which Penton operates was not material.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Other than routine litigation and administrative proceedings arising in the ordinary course of business, the Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its properties, which is reasonable likely to have a material adverse effect on the liquidity or results of operations of the Company.

           In connection with the acquisition of Mecklermedia Corporation, on December 1, 1998, a lawsuit was brought against the Company by Ariff Alidina (the "Plaintiff") a former shareholder of Mecklermedia, in Federal District court in the Southern District of New York for an unspecified amount, as well as other relief. The Plaintiff has claimed that the Company violated the federal securities laws by selling Mr. Meckler, a beneficial owner of approximately 26% of the shares of Mecklermedia, an 80.1% interest in internet.com Corporation for what the Plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia than was paid to other stockholders of Mecklermedia. The Company intends to vigorously defend this suit. In January 2000, the United States District Court for the Southern District of New York denied class certification for this case. Two other former shareholders have since moved to intervene as plaintiffs and renewed the motion for class certification. This motion was also denied by the United States District Court for the Southern District of New York.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           On June 9, 2000, the Board of Directors of the Company adopted a Shareholder Rights Agreement (the "Rights Agreement"). Under the plan, the rights will initially trade together with Penton Media, Inc. common stock and will not be exercisable. In the absence of further board action the rights generally will become exercisable and allow the holder to acquire Penton Media, Inc. common stock at a discounted price if any person or group acquires 20 percent or more of the outstanding shares of the Company's common stock. Rights held by the persons who exceed the applicable threshold will be void. Under certain circumstances, the rights will entitle the holder to buy shares in an acquiring entity at a discounted price.

           The plan also includes an exchange option. In general, after the rights become exercisable, the Penton board may, at its option, effect an exchange of part or all of the rights other than rights that have become void for shares of Penton Media, Inc. common stock. Under this option, Penton Media, Inc. would issue one share of common stock for each right, subject to adjustment in certain circumstances.

           The Penton board may, at its option, redeem all rights for $0.01 per right, generally at any time prior to the rights becoming exercisable. The rights will expire June 27, 2010, unless earlier redeemed, exchanged or amended by the Penton board.

           A copy of the Rights Agreement was filed with the Securities and Exchange Commission on June 12, 2000 as an Exhibit to a Registration Statement on Form 8-K. The foregoing is a description of the material terms of the Rights and is qualified in its entirety be reference to that Registration Statement on Form 8-K and the Rights Agreement.

ITEM 3.    DEFAULTS ON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On May 5, 2000 the Company held its Annual Meeting of Shareholders. The matters presented to the shareholders for a vote and the vote on such matters were as follows:

a)   Election of Directors:

          (i)  For a two-year term ending 2002

                                              For         Abstain
                                              ---         -------

         R. Douglas Greene             25,638,424         806,829

         (ii)    For a three-year term ending 2003

                                              For         Abstain
                                              ---         -------

         Paul W. Brown                 26,085,031         360,222
         John J. Meehan                26,082,430         362,823
         David B. Nussbaum             26,081,570         363,683
         Daniel J. Ramella             26,083,966         361,287
         William B. Summers            25,641,394         803,859

b)   Proposal to approve the Penton Media, Inc. Employee Stock Purchase Plan.

                                              For       Against         Abstain
                                              ---       -------         -------

                                       25,643,395       768,070          33,788

c)   Proposal to approve the Penton Media, Inc. Management Stock Purchase Plan.

                                              For       Against         Abstain
                                              ---       -------         -------
                                       24,661,431     1,591,135         192,687

d)   Proposal to approve the Penton Media, Inc. Senior Executive Bonus Plan.

                                              For       Against         Abstain
                                              ---       -------         -------
                                       25,515,245       699,042         230,966

e)   Proposal to approve the Penton Media, Inc. Senior Executive Loan Program

                                              For       Against         Abstain
                                              ---       -------         -------
                                       22,250,731     3,997,248         196,337

e) Proposal to approve the appointment of the Independent Certified Accountants of Penton for the fiscal year ending December 31, 2000.

                                              For       Against         Abstain
                                              ---       -------         -------
                                       26,360,852        56,694          27,707

No other matters were submitted to the shareholders for a vote.

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         10.1 Amended Credit facility, dated April 3, 2000, between Penton Media, Inc., as borrower, the lenders listed therein, as lenders, Banc of America Securities, LLC, as syndication agent, The First National Bank of Chicago, as documentation agent and The Bank of New York, as administrative agent.

         10.2 Restated Employment Agreement, dated June 9, 2000, between Penton Media, Inc. and James W. Zaremba.

         27.1     Financial Data Schedule.


(B)      REPORTS ON FORM 8-K AND/OR 8-K/A

         Date of Report          Items Reported
         --------------          --------------

         June 12, 2000           Item 5 - Other Events

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

                                             Penton Media, Inc.
                                             (Registrant)


                                      By:    /s/Joseph G. NeCastro
                                             Joseph G. NeCastro
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

Date:  August 14, 2000

                                  EXHIBIT INDEX

Exhibit
Number            Description of Document
------            -----------------------

10.1 Amended Credit facility, dated April 3, 2000, between Penton Media, Inc., as borrower, the lenders listed therein, as lenders, Banc of America Securities, LLC, as syndication agent, The First National Bank of Chicago, as documentation agent and The Bank of New York, as administrative agent.

10.2 Restated Employment Agreement, dated June 9, 2000, between Penton Media, Inc. and James W. Zaremba.

27.1           Financial Data Schedule