Form 10-Q
period 2000-09-30
PENTON MEDIA INC
filed 2000-11-14
CIK 1062441

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004
                   ------------------------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14337
                                                -------

                               PENTON MEDIA, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

        DELAWARE                                      36-2875386
------------------------                -----------------------------------
(State of Incorporation)                (I.R.S. Employer Identification No.)


    1100 Superior Avenue, Cleveland, OH                   44114
------------------------------------------              ----------
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

                                Yes  X     No
                                   ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 13, 2000).

                            Common Stock 31,821,112

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                Consolidated Balance Sheet -
                  As of September 30, 2000 and December 31, 1999        2-3

                Consolidated Statement of Income -
                  For the Three and Nine Months Ended
                  September 30, 2000 and 1999                            4

                Consolidated Statement of Cash Flows -
                  For the Nine Months Ended September 30,
                  2000 and 1999                                          5

                Notes to Consolidated Financial Statements              6-13

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                       (Unaudited; Dollars in Thousands)


                                                September 30,    December 31,
                                                    2000             1999
                                                -------------    ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                       $ 10,720        $ 30,370
  Accounts receivable, less allowance
    for doubtful accounts of $6,325 and
    $3,958 in 2000 and 1999, respectively           55,210          40,199
  Inventories                                        1,751             818
  Deferred tax asset                                 4,454               -
  Net current assets of discontinued operations          -           4,228
  Prepayments, deposits and other                   17,667           7,583
                                                  --------        --------
                                                    89,802          83,198
                                                  --------        --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and buildings                                    95              95
  Machinery and equipment                           57,983          45,243
                                                  --------        --------
                                                    58,078          45,338
Less: Accumulated depreciation                      33,140          30,252
                                                  --------        --------
                                                    24,938          15,086
                                                  --------        --------

OTHER ASSETS:
  Goodwill, less accumulated amortization of
    $42,482 and $27,399 in 2000 and 1999,
    respectively                                   582,526         411,173
  Other intangibles, less accumulated
    amortization of $12,932 and $9,541 in
    2000 and 1999, respectively                     39,623          40,063
  Investments                                      101,742         259,859
                                                  --------        --------
                                                   723,891         711,095
                                                  --------        --------
                                                  $838,631        $809,379
                                                  ========        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                       (Unaudited; Dollars in Thousands)


                                              September 30,    December 31,
                                                  2000             1999
                                              -------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Senior debt facility                            $  9,500        $  3,875
   Accounts payable                                  12,718           7,499
   Income taxes payable                                   -          10,172
   Accrued earnouts                                       -           7,447
   Accrued compensation and benefits                 14,493           8,377
   Other accrued expenses                            20,322          10,546
   Unearned income, principally trade
     show and conference deposits                    66,595          30,214
   Deferred tax liability                                 -          39,634
                                                   --------        --------
                                                    123,628         117,764
                                                   --------        --------


LONG-TERM LIABILITIES AND DEFERRED CREDITS:
   Revolving credit facility                         80,000              -
   Senior debt facility                             203,562         211,125
   Net deferred pension credits                      15,670          16,269
   Deferred tax liability                            38,979          60,887
   Other                                                771             733
                                                   --------        --------
                                                    338,982         289,014
                                                   --------        --------

STOCKHOLDERS' EQUITY:
   Preferred stock, none issued                           -               -
   Common stock                                         318             313
   Capital in excess of par value                   225,822         214,551
   Retained earnings                                107,900          36,970
   Notes receivable officers/directors               (9,792)              -
   Accumulated other comprehensive income            51,773         150,767
                                                   --------        --------
                                                    376,021         402,601
                                                   --------        --------
                                                   $838,631        $809,379
                                                   ========        ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                        CONSOLIDATED STATEMENT OF INCOME
       (Unaudited; Dollars and Shares in Thousands, Except Per Share Data)


                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                           2000          1999              2000         1999
                                                           ----          ----              ----         ----

REVENUES                                                  $  76,720    $  64,435         $  261,603     $ 195,745
                                                          ---------    ---------         ----------     ---------
OPERATING EXPENSES:
  Editorial, production and circulation                      33,427       29,327             98,631        82,337
  Selling, general and administrative                        36,156       28,788            111,797        81,866
  Depreciation and amortization                               7,851        7,273             22,880        20,427
                                                          ---------    ---------         ----------     ---------
                                                             77,434       65,388            233,308       184,630
                                                          ---------    ---------         ----------     ---------
OPERATING INCOME (LOSS)                                        (714)        (953)            28,295        11,115
                                                          ---------    ---------         ----------     ---------

OTHER INCOME (EXPENSE):
  Interest expense, net                                      (3,129)      (4,808)            (8,305)      (16,967)
  Gain on sale of investments                                     -        5,906            110,210         5,906
  Impairment of assets                                            -            -             (1,051)            -
  Miscellaneous, net                                             87          (69)              (357)          (44)
                                                          ---------    ---------         ----------     ---------
                                                             (3,042)       1,029            100,497       (11,105)
                                                          ---------    ---------         ----------     ---------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                             (3,756)          76            128,792            10

PROVISION (BENEFIT) FOR INCOME TAXES                         (2,512)          81             54,918           338
                                                          ---------    ---------         ----------     ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                     (1,244)          (5)            73,874          (328)

INCOME (LOSS) FROM OPERATIONS OF
  DISCONTINUED BUSINESSES, NET                                    -          205                (85)          856
                                                          ---------    ---------         ----------     ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                      (1,244)         200             73,789           528

EXTRAORDINARY ITEM - EARLY
  EXTINGUISHMENT OF DEBT                                          -       (6,257)                 -        (8,413)
                                                          ---------    ---------         ----------     ---------
NET INCOME (LOSS)                                         $  (1,244)   $  (6,057)        $   73,789     $  (7,885)
                                                          =========    =========         ==========     =========
EARNINGS PER SHARE - Basic
  Income (loss) from continuing operations                $   (0.04)   $    0.00         $     2.33     $   (0.01)
  Discontinued operations                                 $    0.00    $    0.01         $     0.00     $    0.03
  Extraordinary Item                                      $    0.00    $   (0.20)        $     0.00     $   (0.31)
  Net income (loss)                                       $   (0.04)   $   (0.19)        $     2.33     $   (0.29)

EARNINGS PER SHARE - Diluted
  Income (loss) from continuing operations                $   (0.04)   $    0.00         $     2.30     $   (0.01)
  Discontinued operations                                 $    0.00    $    0.01         $     0.00     $    0.03
  Extraordinary item                                      $    0.00    $   (0.20)        $     0.00     $   (0.31)
  Net income (loss)                                       $   (0.04)   $   (0.19)        $     2.30     $   (0.29)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
         Basic                                               31,819       31,314             31,730        27,038
                                                             ======       ======             ======        ======
         Diluted                                             31,819       31,314             32,014        27,038
                                                             ======       ======             ======        ======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30,2000 AND 1999
                       (Unaudited; Dollars in Thousands)

                                                        2000          1999
                                                     ----------    ----------
Cash flows from operating activities:

 Net income (loss)                                   $  73,789     $  (7,885)
 Adjustments to reconcile income from
  operations to net cash provided by
    operating activities:
    Depreciation and amortization                       22,880        20,427
    Gain on sale of investments                       (110,210)       (5,906)
    Loss on sale of Direct Mail segment                     85           856
    Extraordinary loss on extinguishment of debt             -         8,413
    Deferred income taxes                                    -        (7,875)
    Retirement and deferred compensation plans            (600)         (365)
    Provision for losses on accounts receivable          1,575           361
    Writedown on impairment of assets                    1,051             -
    Changes in assets and liabilities,
      excluding effects from acquisitions and
        dispositions:
        Accounts receivable                             (5,746)       (1,359)
        Inventories                                       (538)         (420)
        Prepayment and deposits                         (5,170)       (4,651)
        Accounts payable and accrued expenses           12,522       (17,952)
        Accrued income taxes                            (9,648)       (8,059)
        Unearned income                                 23,925        29,587
        Other changes                                     (221)        2,495
                                                     ---------     ---------

Net cash provided by operating activities                3,694         7,667
                                                     ---------     ---------
Cash flows from investing activities:
 Capital expenditures                                  (12,379)       (3,417)
 Acquisitions, including earnouts paid                (203,422)      (43,270)
 Proceeds from sale of Direct Mail segment               4,000             -
 Investment in internet.com Corporation stock                -        (3,446)
 Proceeds from sale of internet.com Corporation
  stock                                                113,100         6,640
                                                     ---------     ---------
Net cash used for investing activities                 (98,701)      (43,493)
                                                     ---------     ---------

Cash flows from financing activities:
 Repayment of $325 million senior debt facility              -       (98,000)
 Pay-off of $325 million senior debt facility                -      (231,691)
 Proceeds from $325 million senior debt facility             -        15,000
 Proceeds from $340 million senior debt facility             -       235,000
 Repayment of $340 million senior debt facility         (1,937)            -
 Proceeds from revolving credit facility                80,000         9,500
 Proceeds from equity offering, net                          -       118,417
 Payment of finance fees                                     -        (3,032)
 Repayment of note payable                                   -        (1,000)
 Employee stock purchase plan payments                    (348)            -
 Proceeds from options exercised                           779             -
 Dividends paid                                         (2,861)       (2,306)
                                                     ---------     ---------
Net cash provided by financing activities               75,633        41,888
                                                     ---------     ---------

Effect of exchange rate changes on cash                   (276)          (39)
                                                     ---------     ---------

   Net increase in cash and cash equivalents           (19,650)        6,023
Cash and cash equivalents at beginning of
 period                                                 30,370         3,953
                                                     ---------     ---------
Cash and cash equivalents at end of period           $  10,720     $   9,976
                                                     =========     =========


SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
 AND FINANCING ACTIVITIES:

For the nine months ended September 30, 2000, Penton issued 52,920 common shares valued at approximately $1.4 million in connection with New Hope's earnout; issued 400,000 shares to officers and directors, and marked to market its investment in internet.com Corporation stock by approximately $47.8 million in 2000.

For the nine months ended September 30, 1999, Penton issued 2.1 million common shares valued at $41.0 million in conjunction with the acquisition of New Hope. In addition, the Company marked to market its investment in internet.com Corporation stock by approximately $61.7 million.

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

NOTE 2 - ACQUISITIONS

      In September 2000, Penton acquired the assets of Duke Communications International ("Duke") for $100.0 million in cash plus contingent consideration of up to $50 million based on the achievement of specified business targets through 2002. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $103.9 million is being amortized over periods ranging from 15 to 40 years. Duke is a leading integrated media company serving the AS/400 and Windows 2000 operating systems markets and other technology operating platform markets.

      In September 2000, Penton acquired the assets of Professional Trade Shows ("PTS") for $17.0 million in cash. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $16.1 million is being amortized over 20 years. PTS produces 50 regional trade shows for the plant engineering and maintenance, material handling, buildings and facilities maintenance, design engineering, and machine tool industries.

      In September 2000, Penton acquired the stock of Streaming Media, Inc., for $65.0 million in cash plus contingent consideration of up to $35 million based on the achievement of specified business targets in 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $60.6 million is being amortized over periods ranging from 15 to 20 years. Streaming Media, Inc., is a leading integrated media company serving the streaming media market.

      In August 2000, Penton acquired the assets of Meko Ltd. ("MEKO") of Surrey, UK, for $0.3 million in cash. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $0.3 million is being amortized over periods ranging from 20 to 40 years. Meko Ltd. is a leading provider of newsletters, comprehensive market studies, and custom information services for the European computer display market.

      In July 2000, Penton acquired the assets of National Advisory Group ("NAG") for $1.5 million in cash. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $1.4 million is being amortized over 20 years. NAG is a trade group serving the convenience store and petroleum marketing industry.

      In May 2000, Penton purchased 50% of the outstanding stock of a German Corporation, trading under the name of ComMunic, which produces trade shows, conferences and business publications in Germany and its German speaking neighboring countries, serving the Internet, telecommunications and other growing technology markets. Penton paid approximately $1.4 million for a 50% interest in the joint venture with the potential for future contingent payments in 2000 and 2001 tied to future earnings.

      In February 2000, Penton acquired the assets of Profit.Net, Inc. for $0.4 million in cash and contingent payments of up to $0.1 million in 2000. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $0.4 million is being amortized over 15 years. The assets of Profit.Net, Inc. include BAKERY-NET.com, a Website for the commercial baking market.

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

      In August 1999, Penton completed the asset acquisition of Multimedia Week for $0.2 million in cash. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $0.2 million is being amortized over 40 years. Multimedia Week is a weekly publication that features IPOs and venture capital tracking, in-depth product and technology spotlights, information about new and emerging technologies, and market data.

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

NOTE 3 - DISCONTINUED OPERATIONS

      During the first quarter of 2000, Penton completed the sale of the net assets of its Direct Mail segment for $4.0 million in cash. An additional operating loss through the date of sale of $0.08 million, net of a tax benefit of $0.06 million, was recorded and classified as discontinued operations in the accompanying financial statements for the nine months ended September 30, 2000.

      For the nine months ended September 30, 1999, the Printing segment, which was sold on November 30, 1999, had operating income of approximately $1.1 million, net of taxes of $0.7 million. The Direct Mail segment had an operating loss of approximately $0.2 million, net of a tax benefit of $0.1 million.

      For the three months ended September 30, 1999, the Printing segment had operating income of approximately $0.4 million, net of taxes of $0.3 million. The Direct Mail segment had an operating loss of approximately $0.2 million, net of a tax benefit of $0.1 million.

NOTE 4 - INVESTMENTS

      In February 2000, Penton sold 2.0 million shares of internet.com Corporation stock as part of a 3.75 million-share offering. Penton received cash of $113.1 million and recognized a pre-tax gain of approximately $110.2 million. As of September 30, 2000, Penton maintains an 11.8% ownership interest, representing approximately 3.0 million shares, in internet.com Corporation. As Penton does not have the ability to exercise significant influence, the Company marks to market its investment in internet.com Corporation. At September 30, 2000, Penton's investment totaled $92.0 million, including a cumulative mark to market adjustment in 2000, of $47.8 million and related adjustment in long-term deferred taxes of $19.1 million and other comprehensive income of $28.7 million.

      In March 2000, Penton entered into a strategic alliance agreement with Cayenta, Inc. ("Cayenta"), a subsidiary of the Titan Corporation. Cayenta is a total service provider of end-to-end, e-commerce systems. As part of its alliance with Penton, Cayenta will initially develop and host the e-commerce systems for Penton's Healthwell.com Web site, a B2B exchange site for the natural products industry. Development work and hosting of other Penton vertical portal sites is expected to follow the Healthwell.com project. The two companies will also provide each other with reciprocal marketing services for a two-year period. As part of the agreement, Penton purchased 250,000 shares of Cayenta stock, which is recorded at its historical cost of $6.3 million due to the Company's inability to exert significant influence over Cayenta.

      In June 2000, Penton entered into a strategic investment and partnership agreement with LeisureHub.com, the online B2B trading community for the global leisure industry. Penton paid approximately $3.4 million for a 19.9% stake in the company. The agreement also provides for reciprocal marketing and other services between the two companies. As Penton has the ability to exercise significant influence over LeisureHub.com, the Company accounts for its investment using the equity method of accounting.

NOTE 5 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

      The following unaudited supplemental pro forma operating data is presented for the nine months ended September 30, 2000 as if each of the following transactions had occurred on January 1, 2000: (i) the sale of 2.0 million shares of internet.com Corporation in February 2000; (ii) the acquisition of NAG in July 2000; (iii) the acquisition of Meko in August 2000; (iv) the acquisition of Duke in September 2000; (v) the acquisition of PTS in September 2000, and
(vi) the acquisition of Streaming Media in September 2000.

      The following unaudited supplemental pro forma operating data is presented for the nine months ended September 30, 1999 as if each of the following transactions had occurred on January 1, 1999: (i) the acquisition of MFG in February 1999; (ii) the addition of $15 million in Term B loans in April 1999;
(iii) the sale by Penton of 6.4 million common shares in May 1999; (iv) the acquisition of New Hope in May 1999; (v) the sale of 0.5 million shares of internet.com Corporation in July 1999; (vi) the refinancing of debt in September 1999; (vii) the acquisition of Stardust in October 1999; (viii) the sale of the Printing segment in November 1999; (ix) the acquisition of Nutracon in December 1999; (x) the discontinuation of the Direct Mail segment in December 1999; (xi) the sale of 2.0 million shares of internet.com Corporation in February 2000; (xii) the acquisition of NAG in July 2000; (xiii) the acquisition of Meko in August 2000; (xiv) the acquisition of Duke in September 2000; (xv) the acquisition of PTS in September 2000, and (xvi) the acquisition of Streaming Media in September 2000.

      The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had these transactions been consummated at the beginning of the period presented (in thousands, except per share data):

                                Nine Months Ended      Nine Months Ended
                                September 30, 2000     September 30, 1999
                                ------------------     ------------------

Pro forma revenues                  $ 306,398            $  252,876
                                    =========            ==========
Pro forma income (loss) from
  continuing operations             $  67,294            $   (3,152)
                                    =========            ==========
Pro forma net income (loss)
  applicable to common
  shareholders                      $  67,209            $  (10,709)
                                    =========            ==========

Per share data:
  Earnings per common
    share - basic:
      Income (loss) from continuing
        operations                  $    2.12            $    (0.10)
                                    =========            ==========
      Net income (loss)             $    2.12            $    (0.34)
                                    =========            ==========

Earnings per common
  share - diluted:
    Income (loss) from continuing
      operations                    $    2.10            $    (0.10)
                                    =========            ==========
    Net income (loss)               $    2.10            $    (0.34)
                                    =========            ==========


      The pro forma information above does not include the operations of Jon Peddie and Multimedia Week which were acquired in 1999, and Profit.Net, Inc., Leisurehub.com and ComMunic which were acquired in 2000, as the historical information is immaterial.

NOTE 6 - DEBT

      Penton maintains a credit agreement with several banks under which it may borrow up to $340.0 million. The agreement provides for a revolving credit facility of up to $125.0 million, a long-term loan of $140.0 million ("Term Loan A") and a long-term loan of $75.0 million ("Term Loan B").

      The credit facility is collateralized by all tangible and intangible assets of Penton, including the equity interests in all of its U.S. subsidiaries and not less than 65% of the equity interests of any of its foreign subsidiaries. Under the terms of the agreement, Penton is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits Penton from incurring certain additional indebtedness; limits certain investments, advances or loans; and restricts substantial asset sales and cash dividends. At September 30, 2000, Penton was in compliance with all loan covenants.

      On April 3, 2000, Penton amended its Credit Agreement to give the Company the flexibility to sell assets of up to $30.0 million and the ability to monetize the Company's joint venture investments.

      The revolving credit facility bears interest, at Penton's option, at either the Alternative Base Rate ("ABR"), defined as the higher of the Administrative Agent's Prime Rate or the Federal Funds Rate plus 0.50%, or at LIBOR, plus a rate margin ranging from 0.25% to 2.125% based on Penton's consolidated leverage ratio, as defined. Up to the full amount of the revolving credit facility may be borrowed, repaid and reborrowed until maturity on August 31, 2006; however, the revolving credit facility commitment shall be reduced as of September 30, 2003, by 7.5% per quarter until September 30, 2005, at which time it will be reduced by 10% per quarter until maturity. Penton may also, prior to the first anniversary of the credit facility, request an increase in the revolving credit facility by an amount not to exceed $60.0 million. At September 30, 2000, $80 million was outstanding under the revolving credit facility. Penton has agreed to pay a commitment fee ranging from 0.375% to 0.50%, based on Penton's consolidated leverage ratio, on the average unused portion of the revolving credit facility commitment.

      Term Loan A bears interest, at Penton's option, at either the ABR rate or at LIBOR, plus a rate margin ranging from 0.25% to 2.125%, based on Penton's consolidated leverage ratio. Interest on ABR loans is payable quarterly in arrears, while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At September 30, 2000, the rate in effect was 7.9375%. The loan, which requires quarterly principal payments starting in September 2000, will mature on August 31, 2006. At September 30, 2000, $138.3 million was outstanding under Term Loan A.

      Term Loan B bears interest, at Penton's option, at either the ABR rate or at LIBOR, plus a rate margin ranging from 0.5% to 2.50%, based on Penton's consolidated leverage ratio. Interest on ABR loans is payable quarterly in arrears, while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At September 30, 2000, the rate in effect was 8.3750%. The loan requires quarterly principal payments of approximately $0.2 million starting in September 2000, and four balloon payments of $17.6 million beginning in September 2006, and will mature on August 31, 2007. At September 30, 2000, $74.8 million was outstanding under Term
Loan B.

NOTE 7- NET INCOME PER COMMON SHARE

      The following table sets forth the reconciliation of basic and diluted earnings per share (in thousands) for the three months and nine months ended September 30, 2000 and 1999:

                                Three Month Period         Nine Month Period
                                Ended September 30,        Ended September 30,
                                -------------------        -------------------
                                  2000        1999          2000         1999
                                -------      ------        ------       ------

Numerator:
 Income (loss) applicable
  to common shareholders        $ (1,244)   $ (6,057)      $73,789    $ (7,885)
                                ========    ========       =======    ========
Denominator (Number of
 shares):
  Basic - average shares
   outstanding                    31,819      31,314        31,730      27,038

Effect of dilutive securities:
  Stock options                        -           -           284           -
  Restricted stock units               -           -             -           -
  Deferred shares                      -           -             -           -
                                --------    --------       -------    --------

Diluted - average shares
  outstanding                     31,819      31,314        32,014      27,038
                                ========    ========       =======    ========


      Due to the net loss from operations for the three months ended September 30, 2000 and 1999 and for the nine months ended September 30, 1999, any potential common stock equivalents would have been antidilutive. Accordingly, they were excluded from the calculation of diluted earnings per share.

NOTE 8 - COMMON STOCK

      In September 2000, Penton completed a common share offering in which existing stockholders, other than management, offered 3,638,320 shares of common stock at a price of $30.00 per share. The Company did not receive any proceeds from this offering.

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

      The plan also includes an exchange option. In general, after the rights become exercisable, the Penton board may, at its option, effect an exchange of part or all of the rights, other than rights that have become void, for shares of Penton Media, Inc. common stock. Under this option, Penton Media, Inc. would issue one share of common stock for each right, subject to adjustment in certain circumstances.

      The Penton board may, at its option, redeem all rights for $0.01 per right, generally at any time prior to the rights becoming exercisable. The rights will expire June 27, 2010, unless earlier redeemed, exchanged or amended by the Penton board.

      In June 2000, the Board of Directors approved a grant of 20,000 performance shares to two key executives. Subject to the attainment of certain performance goals over a three-year period, from January 1, 2000 through December 31, 2002, the grantee is eligible to receive between 10% and 150% of the granted shares. Performance shares are not issuable until earned.

      In February 2000, the Board of Directors approved a grant of 136,054 performance shares to certain key executives, subject to the attainment of certain performance goals over a three-year period from January 1, 2000, through December 31, 2002. For 99,000 of the shares, the grantee is eligible to receive between 50% and 150% of the granted shared. Performance shares are not issuable until earned.

      In February 2000, the Board of Directors approved the addition of 10 key employees to participate in Penton's supplemental executive retirement plan.

      On January 14, 2000, the Board of Directors approved an Executive Loan Program, which allows Penton to issue stock to six key executives to purchase an aggregate of up to 400,000 shares of Penton common stock at the then fair market value, in exchange for recourse notes. The notes bear interest compounded semiannually, at a rate equal to the applicable interest rate as published by the Internal Revenue Service, and mature on or before the fifth anniversary of the first loan date. No principal or interest payments are required until maturity, at which time all outstanding amounts are due. All 400,000 shares have been issued at fair market value. At September 30, 2000, the outstanding loan balance was approximately $9.8 million (including $0.4 million of accrued interest), which is classified in the shareholders' equity section of the balance sheet as notes receivable from officers and directors.

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

NOTE 9 - COMPREHENSIVE INCOME

      Financial Accounting Standard ("FAS") No. 130, "Reporting Comprehensive Income," requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholders' equity during the period from non-owner sources.

      Total comprehensive income (loss) for the nine months ended September 30, 2000 and 1999 was $(25.2) million and $29.2 million, respectively.

Activity in Stockholders' Equity is as follows (dollar amounts in thousands):


                                                                                            Notes       Accumulated
                                           Current                Capital in              Receivable      Other
                                        Comprehensive   Common    Excess of    Retained    Officers/   Comprehensive
                                            Income      Stock     Par Value    Earnings   Directors       Income        Total
                                        ---------------------------------------------------------------------------------------
Balance at December 31, 1999            $       -       $313      $214,551     $ 36,970   $      -     $ 150,767      $402,601
Dividends                                       -          -             -       (2,859)         -             -        (2,859)
Executive loan shares issued                    -          4         9,412            -          -             -         9,416
Receivable from officers/directors              -          -             -            -     (9,792)            -        (9,792)
Contingent shares issued                        -          1         1,428            -          -             -         1,429
Issuance of shares related to
 exercise of stock options                      -          -           779            -          -             -           779
Employee Stock Purchase Plan                    -          -          (348)           -          -             -          (348)
Comprehensive Income:
  Net income                               73,789          -             -       73,789          -             -        73,789
  Unrealized gain(loss) on
    securities reported at
    fair value                            (28,722)         -             -            -          -       (28,722)      (28,722)
  Reclassification adjustment
    for gain on securities                (70,272)         -             -            -          -       (70,272)      (70,272)
                                        ---------------------------------------------------------------------------------------
Balance at September 30, 2000           $ (25,205)      $318      $225,822     $107,900   $ (9,792)    $  51,773      $376,021
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

Note 11 - SUBSEQUENT EVENTS

      In October 2000, the Company amended its Credit Agreement to give the Company the ability to increase its Term Loan A, Term Loan B and/or Revolver up to an aggregate of $100.0 million. The Term loans and the Revolver cannot be increased on more than three separate occasions and the increase must take place by September 30, 2001.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

      Total revenues increased $12.3 million, or 19.1%, from $64.4 million for the three months ended September 30, 1999 to $76.7 million for the same period in 2000.

      Publishing revenues increased $2.4 million, or 4.6%, from $52.1 million for the three months ended September 30,1999 to $54.5 million in the same period in 2000, due primarily to the following: (i) the addition of the Windows 2000 Magazine and the NEWS/400 and Business Finance magazines, which were part of the Duke acquisition in September 2000; (ii) increased revenues year-over-year in Penton's core magazines, such as Electronic Design, American Machinist, Air Transport World and EE Product News; (iii) the turn around of Internet World magazine, and (iv) the successful launches of Supply Chain Technology News and CLEC Magazine. These increases were offset somewhat by the discontinuance of the IW Growing Companies magazine during the first quarter of 2000 and the move of the publication of two directory issues to the fourth quarter of 2000.

      Trade show and conference revenues increased $9.1 million, or 75.0%, from $12.2 million for the three months ended September 30, 1999 to $21.3 million for the same period in 2000, due primarily to the following: (i) the Natural Products Expo East show which was held in the fourth quarter of 1999 and the third quarter of 2000; (ii) the first-time inclusion of Stardust conferences which where acquired in October 1999; (iii) the first-time inclusion of the Nutracon trade show which was acquired in December 1999; (iv) the successful launches of CLECExpo and Internet World shows in Korea and Thailand; and (v) strong year-over-year results from International Leisure Industry Week in the United Kingdom. These increases were somewhat off-set by the Supply Chain Expo show which was held in the third quarter of 1999, and in the second quarter this year.

      Web revenues increased $0.8 million, or 616.1%, from $0.1 million for the three months ended September 30, 1999 to $0.9 million for the same period in 2000, due primarily to the addition of a number of new Web sites in the second half of 1999 and first half of 2000.

OPERATING EXPENSES:

      Operating expenses increased $12.0 million, or 18.4%, from $65.4 million for the three months ended September 30, 1999 to $77.4 million for the same period in 2000. As a percentage of revenues, operating costs decreased from 101.5% in 1999 to 100.9% in 2000. The improvement in operating expenses as a percentage of revenues was due primarily to higher margins earned from the trade shows held during the quarter, offset in part by higher corporate costs and spending on Web development.

Editorial, Production and Circulation.

      Total editorial, production and circulation expenses grew to $33.4 million for the three months ended September 30, 2000 compared with $29.3 million for the same period in 1999, representing an increase of $4.1 million, or 14.0%. The increase is primarily due to the acquisitions of Stardust in October 1999, Nutracon in December 1999, and Duke in September 2000, as well as costs associated with the Natural Products Expo East trade show which was held in the fourth quarter of 1999 compared with the third quarter of 2000.

      As a percentage of revenues, editorial, production and circulation expenses decreased from 45.5% in 1999 to 43.6% in 2000. The decrease was due largely to higher margins earned from trade shows held during the quarter.

Selling, General and Administrative.

      Total selling, general and administrative expenses grew $7.4 million, or 25.6%, from $28.8 million for the three months ended September 30, 1999 to $36.2 million for the same period in 2000. The increase is primarily due to the acquisitions of Stardust in October 1999, Nutracon in December 1999, and Duke in September 2000, as well as costs associated with the Natural Products Expo East trade show which was held in the fourth quarter of 1999 and in the third quarter of 2000, and the timing of corporate spending and higher executive compensation expense.

      As a percentage of revenues, selling, general and administrative expenses increased from 44.7% in 1999 to 47.1% in 2000. The increase was due largely to the timing of corporate spending and to higher executive compensation expenses.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased $0.6 million, or 7.9%, to $7.9 million for the three months ended September 30, 2000. The higher expense was the result primarily of the amortization of intangible assets from acquisitions and increased depreciation associated with capital expenditures.

OPERATING INCOME (LOSS)

      Overall, Penton's operating loss decreased $0.3 million, or 25.1%, from a loss of $1.0 million for the three months ended September 30, 1999 to a loss of $0.7 million for the same period in 2000. Operating income (loss) as a percentage of revenue improved from a negative 1.5% in 1999 to a negative 0.9% in 2000 as a result of higher trade show margins as discussed above.

OTHER INCOME (EXPENSE)

      Interest expense decreased $1.7 million to $3.1 million for the three months ended September 30, 2000, compared with $4.8 million for the same prior year period, due to a lower average debt balance outstanding for the three months ending September 30, 2000 when compared with the same prior year period, as well as the significant increase in interest earned during the third quarter of 2000.

      In July 1999, Penton sold 510,000 shares of internet.com Corporation stock and recognized a pre-tax gain of approximately $5.9 million.

EFFECTIVE TAX RATES

      The effective tax rates from continuing operations were 55.0% and 63.3% for the three months ended September 30, 2000 and 1999, respectively. The decrease in the effective tax rate is due to Penton's sale of a portion of its investment in internet.com Corporation. The sale resulted in the recognition of a gain of $110.2 million in pre-tax income.

EXTRAORDINARY ITEM

      The extraordinary item in 1999, which aggregated $6.3 million, net of $4.2 million in taxes, relates to the write-off of unamortized deferred finance costs associated with the refinancing of senior debt in September 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

      Total revenues increased $65.9 million, or 33.6%, from $195.7 million for the nine months ended September 30, 1999 to $261.6 million for the same period in 2000.

      Publishing revenues increased $14.5 million, or 9.7%, from $149.0 million for the nine months ended September 30, 1999 to $163.4 million in the same period in 2000, due primarily to the following: (i) the addition of Natural Foods Merchandiser, Delicious!, Nutrition Science News and Expansion Management magazines, which were part of the New Hope acquisition in May 1999; (ii) the addition of the Windows 2000 Magazine, and the NEWS/400 and Business Finance magazines, which were part of the Duke acquisition in September 2000; (iii) the turn around of Internet World magazine, whose revenues increased over 60% for the nine months ended September 30, 2000 when compared with the same prior year period; (iv) increased revenues year-over-year in Penton's core magazines, such as Electronic Design, American Machinist, Food Management, Government Product News and EE Product News; (v) the Fluid Power Handbook & Directory, which was published in 2000 and is published every other year; and (vi) the successful launches of Supply Chain Technology News and CLEC Magazine. These increases were somewhat offset by the discontinuance of the IW Growing Companies magazine during the first quarter of 2000.

      Trade show and conference revenues increased $49.6 million, or 106.6%, from $46.5 million for the nine months ended September 30, 1999 to $96.2 million for the same period in 2000, due primarily to the following: (i) the first-time inclusion of the Natural Products Expo West and Natural Products Expo Amsterdam shows, which were part of the New Hope acquisition in May 1999; (ii) the first-time inclusion of Stardust conferences which where acquired in October 1999; (iii) the first-time inclusion of the Nutracon trade show which was acquired in December 1999; (iv) the addition of the Internet Everywhere CEO Summit, the Internet World China show, the eCRM Expo Spring show and the ABS Technology show which were held for the first time in 2000; (v) the Natural Products Expo East trade show which was held in the third quarter this year versus the fourth quarter of 1999; (vi) significant year-over-year revenue increases from the Internet World Spring, Internet World UK,

ISPCON Spring, Wireless/Portable by Design and ISPCON London shows. These increases were somewhat off-set by lower year-over-year revenues from the Service Management Europe show and the absence of the CONEXPO show which was held in 1999 and is held every three years.

      Web revenues increased $1.7 million, or 688.8%, from $0.3 million for the nine months ended September 30, 1999 to $2.0 million for the same period in 2000, due primarily to the addition of a number of new Web sites in the second half of 1999 and first half of 2000.

OPERATING EXPENSES:

      Operating expenses increased $48.7 million, or 26.4%, from $184.6 million for the nine months ended September 30, 1999 to $233.3 million for the same period in 2000. As a percentage of revenues, operating costs decreased from 94.3% in 1999 to 89.2% in 2000. The improvement in operating expenses as a percentage of revenues were due primarily to higher margins earned from the trade shows held during 2000, offset in part by higher corporate costs and spending on Web development.

Editorial, Production and Circulation.

      Total editorial, production and circulation expenses grew to $98.6 million for the nine months ended September 30, 2000 compared with $82.3 million for the same period in 1999, representing an increase of $16.3 million, or 19.8%. The increase is primarily due to a full nine months of operations for the acquisitions completed during 1999, including New Hope, Stardust, and Nutracon, as well as the acquisition of Duke in September 2000, and costs associated with new trade shows held for the first time in 2000.

      As a percentage of revenues, editorial, production and circulation expenses decreased from 42.1% in 1999 to 37.7% in 2000. The decrease was due largely to higher margins earned from trade shows.

Selling, General and Administrative.

      Total selling, general and administrative expenses grew $29.9 million, or 36.6%, from $81.9 million for the nine months ended September 30, 1999 to $111.8 million for the same period in 2000. The increase is primarily due to the acquisitions of New Hope in May 1999, Nutracon in December 1999, and Stardust in October 1999; as well as, the acquisition of Duke in September 2000; costs associated with trade shows held for the first time in 2000; the timing of corporate spending; and higher executive compensation expense.

      As a percentage of revenues, selling, general and administrative expenses increased from 41.8% in 1999 to 42.7% in 2000. The increase was due largely to the timing of corporate spending and to higher executive compensation expenses.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased $2.5 million, or 12.0%, to $22.9 million for the nine months ended September 30, 2000. The higher expense was the result primarily of the amortization of intangible assets from the New Hope acquisition in May 1999. The acquisitions of Jon Peddie, Multimedia Week, Stardust, Nutracon, NAG and Duke also contributed to the increase.

OPERATING INCOME

      Overall, Penton's operating income increased $17.2 million, or 154.6%, from $11.1 million for the nine months ended September 30,1999 to $28.3 million for the same period in 2000. Operating income as a percentage of revenue increased from 5.7% in 1999 to 10.8% in 2000 as a result of higher trade show margins as discussed above.

OTHER INCOME (EXPENSE)

      Interest expense decreased $8.7 million to $8.3 million for the nine months ended September 30, 2000, compared to $17.0 million the same prior year period, due to a lower average debt balance outstanding for the nine months ending September 30, 2000 when compared with the same prior year period as well as the significant increase in interest earned in 2000.

      In February 2000, Penton sold 2.0 million shares of internet.com Corporation stock and recognized a pre-tax gain of approximately $110.2 million.

      In accordance with the Company's review of impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company recorded a $1.0 million non-cash charge to write down the carrying value of certain leasehold improvements, furniture and fixtures, and computer equipment to fair value.

EFFECTIVE TAX RATES

      The effective tax rates from continuing operations were 55.0% and 63.3% for the nine months ended September 30, 2000 and 1999, respectively. The decrease in the effective tax rate is due to Penton's sale of a portion of its investment in internet.com Corporation. The sale resulted in the gain of $110.2 million ($66.1 million net of tax) in pre-tax income.

EXTRAORDINARY ITEM

      The extraordinary item in 1999, which aggregated $8.4 million, net of $5.6 million in taxes, relates to the write-off of unamortized deferred finance costs associated with the partial paydown of senior debt with the proceeds from the common stock offering completed in May 1999 and the refinancing of senior debt in September 1999.

ADJUSTED EBITDA

      Earnings before interest, taxes, depreciation and amortization, and other one-time non-recurring items ("adjusted EBITDA") is a widely used and commonly reported standard measure utilized by analysts and investors in the analysis of the media industry. Adjusted EBITDA is not a measure of performance under GAAP because it excludes those items listed above which are significant components in understanding and evaluating the Company's financial performance. However, the following adjusted EBITDA information can provide additional information for determining the ability of the Company to meet its debt service requirements and for other comparative analyses of the Company's operating performance relative to other media companies. The Company's calculation of adjusted EBITDA is as follows (in thousands):


                                         Three Months Ended         Nine Months Ended
                                            September 30,              September 30,
                                         ------------------         ------------------
                                           2000       1999           2000       1999
                                         -------    -------         -------    -------
Net income (loss)                       $ (1,244)   $ (6,057)      $  73,789   $ (7,885)

Interest expense, net                      3,129       4,808           8,305     16,967
Gain on sale of investments                    -      (5,906)       (110,210)    (5,906)
Provision (benefit) for income taxes      (2,512)         81          54,918        338
Depreciation and amortization              7,851       7,273          22,880     20,427
Impairment of assets                           -           -           1,051          -
Discontinued operations                        -        (205)             85       (856)
Extraordinary item                             -       6,257               -      8,413
Miscellaneous, net                           (87)         69             357         44
                                        --------     -------       ---------   --------
Adjusted EBITDA                         $  7,137     $ 6,320       $  51,175   $ 31,542
                                        ========     =======       =========   ========



      For the three months ended September 30, 2000, the Company's adjusted EBITDA increased $0.8 million, or 12.9%, to $7.1 million from $6.3 million for the same period in 1999. The increase is primarily due to the Natural Products Expo East trade show which was held in the fourth quarter of 1999 and in the third quarter of 2000 offset in part by higher corporate spending, higher period costs and Web site development charges. Adjusted EBITDA margins decreased to 9.3% for the quarter compared with 9.8% in the same year ago period primarily due to the increase in period costs associated with acquired trade shows.

      For the nine months ended September 30, 2000, the Company's adjusted EBITDA increased $19.6 million, or 62.2%, to $51.2 million from $31.5 million for the same period in 1999. Adjusted EBITDA margins increased to 19.6% for the nine months ended September 30, 2000 compared with 16.1% in the same year ago period. The increases were primarily due to: (i) the acquisition of New Hope in May 1999; (ii) the turn around in Internet World magazine; (iii) the Natural Products Expo East trade show which was held in the fourth quarter of 1999 and in the third quarter of 2000, and (iv) significant year-over-year revenue increases from the Spring Internet World, Internet World UK, ISPCON Spring, and ISPCON London shows, offset in part by higher corporate spending, higher period costs and Web site development charges.

      Penton's calculation of EBITDA by product is as follows (in thousands):


                                           Three Months Ended         Nine Months Ended
                                             September 30,              September 30,
                                         ---------------------      --------------------
                                           2000         1999          2000        1999
                                         -------      -------       -------    ---------
        Publishing & other             $ 12,233       $ 11,227       $ 37,319    $31,305
        Trade shows & conferences         4,782            843         41,451     14,839
        Internet                         (1,812)          (393)        (3,958)      (848)
                                       --------       --------        -------    --------
                Subtotal                 15,203         11,677         74,812     45,296

        Corporate                        (8,066)        (5,357)       (23,637)   (13,754)
                                       -------        --------        -------    -------

        Adjusted EBITDA                $  7,137       $  6,320       $ 51,175    $31,542
                                       ========       ========       ========    =======

      For the three months ended September 2000, adjusted EBITDA for the Company's publishing operations increased $1.0 million, or 9.0%, when compared with the same prior year period. For the nine months ended September 30,2000 adjusted EBITDA for the Company's publishing operations increased $6.0 million, or 19.2%, when compared with the prior-year period. Adjusted EBITDA increases for publishing operations were primarily due to: (i) the addition of the Natural Foods Merchandise, Delicious!, Nutrition Science News and Expansion Management magazines, which were part of the New Hope acquisition in May 1999; (ii) the addition of the Windows 2000 Magazine and the NEWS/400 and Business Finance magazines, which were part of the Duke acquisition in September 2000; (iii) the turn around of Internet World magazine in 2000 when compared with the same prior-year period; and (iv) the Fluid Power Handbook & Directory, which was not published in 1999.

      For the three months ended September 30, 2000, EBITDA for the Company's trade show and conference operations increased $4.0 million, when compared with the same prior-year period. For the nine months ended September 30, 2000, adjusted EBITDA for the Company's trade show and conference operations increased $26.6 million, or 179.3%. These increases were due primarily to: (i) the first-time inclusion of the Natural Products Expo West trade show, which was part of the New Hope acquisition in May 1999; (ii) the first-time inclusion of Stardust conferences, which were acquired in October 1999; (iii) the addition of the Nutracon trade show which was acquired in December 1999; (iv) the addition of the Internet Everywhere CEO Summit, eCRM Expo Spring, Internet World China, and ABS Technology shows which were held for the first time in 2000; (v) the Natural Products Expo East trade show which was held in the fourth quarter of 1999 and in the third quarter of 2000; and (v) significant year-over-year revenue increases from the Internet World Spring, Internet World UK, ISPCON Spring, and ISPCON London shows.

      For the three months ended September 30, 2000, adjusted EBITDA for the Company's Internet operations decreased from a loss of $0.4 million to a loss of $1.8 million, while for the nine months ended September 30, 2000, adjusted EBITDA for the Company's Internet operations decreased from a loss of $0.8 million to a loss of $4.0 million. These decreases were primarily due to the increase in various costs associated with the development of market-focused Web sites.

      For the three months ended September 30, 2000, corporate costs increased $2.7 million, when compared with the same prior-year period, while for the nine months ended September 30, 2000, corporate costs increased $9.9 million, when compared with the same prior-year period. The increases were primarily due to the timing of corporate spending, costs associated with acquisitions, and to higher executive compensation expense.

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

LIQUIDITY AND CAPITAL RESOURCES

      During the periods presented, Penton financed its operations primarily through cash generated from operating activities, borrowings under its credit facilities, and the sale of equity securities, investments, and assets.

      Cash flow provided by operations for the nine months ended September 30, 2000 was $3.7 million, down from $7.7 million, from the same period in 1999. The decrease was primarily due to the effect of non-cash items, including the gain on the sale of internet.com Corporation stock in the first quarter of 2000 and the extraordinary loss on extinguishment of debt in 1999. Cash flows provided by the change in assets and liabilities increased $15.5 million for the nine months ended September 30, 2000 compared to the same period in 1999.

      Cash from operating activities, along with cash from the sale of internet.com Corporation stock, proceeds from the revolving credit facility, and the sale of the Direct Mail segment, were used for capital expenditures, to make acquisitions, to pay earnouts and to pay dividends to shareholders. Penton's capital expenditures for the nine months ended September 30, 2000 were $12.4 million. The Company anticipates that total capital expenditures for 2000 will be about $18.3 million, which will be used primarily to relocate Penton's corporate headquarters. These expenditures will be funded from cash on hand, cash flow from operations, and, if necessary, borrowings under our credit facility.

      In October 2000, the Company amended its Credit Agreement to give the Company the ability to increase its Term Loan A, Term Loan B and/or Revolver up to an aggregate of $100.0 million. The Term loans and the Revolver cannot be increased on more than three separate occasions and the increase must take place by September 30, 2001.

      On April 3, 2000, Penton amended its Credit Agreement to give the Company the flexibility to sell assets of up to $30.0 million and the ability to monetize the Company's joint venture investments.

      On September 1, 1999, Penton entered into a credit agreement with several banks under which it can borrow up to $340.0 million. The agreement provides for a revolving credit facility of up to $125.0 million, a long-term loan of $140.0 million ("Term Loan A") and a long-term loan of $75.0 million ("Term Loan B"). The proceeds of this credit agreement were used to repay Penton's debt outstanding under the $325.0 million credit facility obtained when Penton purchased IWM. At September 30, 2000, Penton had $213.1 million outstanding under its term loans and $80.0 million outstanding under its revolving credit facility.

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

SEASONALITY

      The introduction of trade shows and conferences into Penton's product mix through the acquisition of INDEX and ISOA in late 1997, the acquisition of IWM in November 1998 and the acquisition of New Hope in May 1999 has changed the seasonal pattern of revenue and profit because all four companies have pronounced seasonal patterns in their businesses. The majority of the trade shows owned by ISOA and IWM are held in the second and fourth quarters and, accordingly, the majority of their revenue is recognized in these quarters. Furthermore, the majority of the INDEX shows historically have been held in the fourth quarter, and the New Hope shows have been held in the first and third or fourth quarters. Accordingly, these acquisitions have had and will have a positive impact on revenue and profit for these quarters.

      Penton also may experience seasonal fluctuations as trade shows and conferences held in one period in the current year may be held in a different period in future years.

INFLATION

      The impact of inflation on Penton's results of operations has not been significant in recent years.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company was required to adopt this statement in the first quarter of 2000. In June 1999, the SFAB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 an amendment of SFAS Statement No 133" ("SFAS 137"). SFAS No. 137 deferred the effective date of SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not believe these statements will have a material impact on the Company's business, results of operations or financial condition.

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

      Penton maintains assets and operations in Europe, and as a result, may be exposed to cost increases relative to the markets in which it sells. At September 30, 2000, a hypothetical 10% strengthening of the U.S. dollar relative to the currencies of foreign countries in which Penton operates was not material.

                           Part II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            None

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

      27.1  Financial Data Schedule.

(b)   REPORTS ON FORM 8-K AND/OR 8-K/A

      DATE OF REPORT            ITEMS REPORTED

      September 15, 2000        Item 5. Other Events
                                Item 7. Financial Information and Exhibits

      September 28, 2000        Item 5. Other Events
                                Item 7. Financial Information and Exhibits

      September 29, 2000        Item 2. Acquisition of Assets
                                Item 7. Financial Information and Exhibits

      October 3, 2000           Item 5. Other Events
                                Item 7. Financial Information and Exhibits

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



                                        Penton Media, Inc.
                                        (Registrant)



                                    By: /s/Joseph G. NeCastro
                                        Joseph G. NeCastro
                                        Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)


Date:    November 14, 2000

                                 EXHIBIT INDEX



EXHIBIT
NUMBER             DESCRIPTION OF DOCUMENT

27.1               Financial Data Schedule