Form 10-K
period 2000-12-31
PENTON MEDIA INC
filed 2001-03-29
CIK 1062441

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

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                 1300 EAST NINTH STREET, CLEVELAND, OHIO 44114
                 ---------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  216-696-7000
                 ---------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
              ---------------                     ---------------------------------------

        COMMON STOCK, $.01 PAR VALUE                      NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Aggregate market value of common stock held by non-affiliates as of March 23, 2001 at a closing price of $13.70 per share as reported by the New York Stock Exchange was approximately $318,173,280. Shares of common stock held by each officer and director, their respective spouses, and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

           31,908,480 COMMON SHARES OUTSTANDING AS OF MARCH 23, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the annual meeting of shareholders to be held on May 4, 2001 are incorporated by reference into Part III of this report.

                               PENTON MEDIA, INC.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                PART I
Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                               PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Shareholder Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Item 8.   Financial Statements and Supplemental Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                               PART III
Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
Item 13.  Certain Relationships and Related Transactions

                               PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     We are a leading business-to-business media company. We provide media products that deliver proprietary business information to owners, operators, managers and professionals in the industries we serve. Through these products, we offer industry suppliers multiple ways to reach their customers and prospects. We publish 62 trade magazines, produce 185 trade shows and conferences and maintain 139 Web sites and other electronic media products serving the following twelve industries:

           - Internet/Broadband                     - Information Technology
           - Design/Engineering                     - Supply Chain
           - Electronics                            - Aviation
           - Manufacturing                          - Government/Compliance
           - Natural Products                       - Mechanical Systems/Construction
           - Food/Retail                            - Leisure/Hospitality

     We believe we have leading media products in each of the industry sectors we serve. We are structured along industry rather than product lines. This enables us to promote our related group of products, including publications, trade shows and conferences and Web sites, to our more than 20,000 customers.

     Since our founding in 1892, we have grown from an industrial trade magazine publishing company into a leading, integrated business-to-business media company serving a range of industrial, service and technology markets. We became an independent company, incorporated in the State of Delaware, as a result of our spinoff from Pittway Corporation in August 1998. Our independence has enabled us to focus on building our business through acquisitions and internal growth. We have acquired numerous companies since the spinoff. We also have launched several new media properties. These initiatives have helped us:

          - Strengthen our presence in our existing markets;

          - Provide us with strong market positions in new, growing markets;

          - Expand our presence in higher-margin trade shows and conferences;
            and

          - Increase our international product offerings.

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

     Expand Our Trade Show and Conference Business. We believe that significant opportunities exist to capitalize on the editorial content and the nationally recognized brand names of our existing publications to produce new and expand existing trade shows and conferences. We intend to continue to acquire trade shows and conferences in the industries we currently serve, such as our 2000 acquisition of the Streaming Media trade shows. We believe that increasing the percentage of revenues generated by trade shows and conferences improves margins and profitability and mitigates the cyclicality of advertising in slower economic times.

     Acquire Leading Positions in New, Growing Markets. We continuously evaluate trends in new markets to identify acquisition opportunities in attractive markets. For example, the acquisition of Duke Communications has provided us with a leadership position in the Windows 2000 and AS/400 operating systems markets.

     Expand Market Positions Globally. We intend to extend our established brands into key international markets. In doing so, we hope to broaden our customer base by capitalizing on our strong brand names. For example, we added additional Internet World and ISPCON trade shows in Europe, Asia and the Middle East in 2000, and expect to continue that trend in 2001.

     Develop Web Sites That Capture Growing Internet Business Spending. We intend to further develop our Web media portfolio to better complement our publications and trade shows and conferences. We believe that customized information delivery capabilities, real-time access to customers, commerce opportunities, audience targeting and global reach benefits, and, the cost efficiency of Internet-based media will be increasingly attractive to our customers.

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

     We publish 62 trade magazines with a combined circulation of over 4.0 million subscribers worldwide. Our magazines are primarily controlled-circulation. They are distributed free-of-charge to qualified subscribers in our targeted industries.

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

     Directories and Buyer's Guides. We also publish about 20 directories and buyer's guides, which are respected sources of buying information for industry decision makers. Most of the business directories we publish have limited competition.

IN PERSON: TRADE SHOWS AND CONFERENCES

     We produce 185 trade shows and conferences in our twelve industry sectors which annually attract more than a million attendees with significant buying and specifying responsibility. In addition to these events, we maintain licensing agreements for eight trade shows and we produce one trade show under a management contract.

     In the early 1990s, we entered the trade show and conference business and have more recently expanded our presence through acquisitions. For example, the acquisition of Streaming Media in September 2000 added the Streaming Media Europe and West trade shows to our portfolio, while the acquisition of New Hope in 1999 added the Natural Products Expo East and West trade shows. In addition, we have expanded our global presence. In 2000, we acquired ComMunic, which produces trade shows, conferences and business publications in Germany and its German speaking neighboring countries, serving the Internet, telecommunications and other growing technology markets.

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

ONLINE: WEB SITES AND ELECTRONIC MEDIA

     We currently maintain 139 Web sites serving numerous market segments. We believe that the Internet presents us with significant growth potential. We have been developing a broad range of market-focused Web sites that include features for valued information exchange within targeted business communities. These sites incorporate state-of-the-art Web technologies and leverage the inherent assets of Penton's existing media products: the brand recognition of our magazines and trade shows; our editorial content; and our customer and product databases. We believe we have a competitive advantage in the online business because of our established customer relationships in the markets we serve, the industry expertise of our staff, and the opportunities we have to promote our Web sites to targeted audiences through our magazines and trade shows. Our sites include major industry-focused portals as well as a unique set of online trade shows.

     Penton's online portfolio also includes 59 electronic newsletters. These products provide timely and focused information to highly targeted professionals and typically are sponsored by advertisers interested in delivering marketing information to our targeted subscribers.

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

          - Custom Communications/Promotion. We produce a range of client-specific communications services for print, electronic media and the Internet, including newsletters, magazines, catalogs, directories, education and training materials, and other support materials.

RECENT DEVELOPMENTS

     During 2000, Penton continued its strategic acquisition program. The Company completed the following eight transactions:

          - In November 2000, Penton acquired the assets of Group Computing, a magazine and online resource serving Lotus professionals.

          - In September 2000, Penton acquired the stock of Duke Communications International ("Duke"), a leading integrated media company serving the Windows 2000 and AS/400 operating systems markets.

          - In September 2000, Penton acquired the assets of Professional Trade Shows ("PTS"). PTS produces 50 regional trade shows for the plant engineering and maintenance, material handling, buildings and facilities maintenance, design engineering, and machine tool industries.

          - In September 2000, Penton acquired the stock of Streaming Media, Inc., a leading integrated media company serving the streaming media market.

          - In August 2000, Penton acquired the stock of Meko Ltd. ("Meko") of Surrey, UK, a provider of newsletters, comprehensive market studies, and custom information services for the European computer display market.

          - In July 2000, Penton acquired the assets of National Advisory Group ("NAG"), a trade group serving the convenience store and petroleum marketing industry.

          - In May 2000, Penton purchased 50% of the outstanding stock of a German Corporation, ComMunic GmbH, which produces trade shows, conferences and business publications in Germany and its German speaking neighboring countries. ComMunic serves the Internet, telecommunications and other growing technology markets.

          - In February 2000, Penton acquired the assets of Profit.Net, Inc. which includes bakery-net.com, a Web site for the commercial baking market.

     The aggregate purchase price of these acquisitions was approximately $185.8 million, excluding future contingent consideration of up to $85.1 million based on the acquired companies' ability to meet or exceed certain performance goals. All of these transactions have been accounted for under the purchase method of accounting.

     In February 2000, we sold 2.0 million shares of common stock of internet.com Corporation in a secondary offering at a price of $60.00 per share for net proceeds of $113.1 million. internet.com Corporation provides a network of Web sites for Internet professionals that allow advertisers to target specific Internet audiences. We currently own about 3.0 million shares of internet.com Corporation shares.

CUSTOMERS

     We have over 20,000 customers. None of our customers accounted for more than 0.6% of our total revenues in 2000. Our top ten customers accounted for approximately 3.4% of our total revenues in 2000.

COMPETITION

     We experience intense competition for our products and services. We compete with several much larger international companies that operate in many markets and have broad product offerings in publishing and trade shows and conferences. We compete for readers and advertisers in the publishing marketplace, which is fragmented. According to industry sources, there are about 1,500 trade magazine publishing companies that publish about 5,000 titles. We also compete for venues, sponsorships, exhibitors and show attendees in the trade show and conference marketplace. This market is also highly fragmented. There are about 3,900 trade shows in the United States and Canada produced by more than 2,100 independent companies and industry associations, according to industry sources. Because our industry is relatively easy to enter, additional competitors may enter these markets.

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

DOMESTIC AND FOREIGN REVENUES AND ASSETS

     Domestic revenues of our products and services comprised 89.7%, 92.2% and 92.3% of total revenues for the fiscal years ended December 31, 2000, 1999 and 1998, respectively. Foreign revenues totaled 10.3%, 7.8% and 7.7% of our revenues for the fiscal years ended December 31, 2000, 1999 and 1998, respectively. In 2000, 1999 and 1998, 37.4%, 73.0% and 92.8%, respectively, of these foreign revenues were to customers in the

United Kingdom. Substantially all of the United Kingdom revenues were generated by Independent Exhibitions, Ltd. (INDEX), a subsidiary of Penton located in the United Kingdom.

     See Note 17 of the Notes to Consolidated Financial Statements included herein for a description of the Company's assets located in the United States and in the United Kingdom.

PRODUCTION AND DISTRIBUTION

     In November 1999, we sold our printing facility in Berea, Ohio to R. R. Donnelley & Sons Company for approximately $31.0 million and signed a seven-year service contract providing for the printing of a majority of our 62 specialized business magazines. If additional printing capacity is needed, we believe that additional printing services are readily available at competitive prices.

     The principal raw material used in our print publications is paper. We believe that the existing arrangements providing for the supply of paper are adequate and that, in any event, alternative sources are available. Paper costs accounted for about 4.3%, 4.9% and 8.1% of our total operating costs for the years ended December 31, 2000, 1999 and 1998, respectively. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and general economic conditions.

     Substantially all of our publications are delivered by the United States Postal Service within the continental United States. Postage costs also represent a significant expense, accounting for about 4.9%, 6.3% and 6.8% of our total operating costs and expenses for the years ended December 31, 2000, 1999 and 1998, respectively.

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

SEASONALITY

     For a discussion of seasonality, see Item 7 of this Annual Report on form 10-K "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality."

ENVIRONMENTAL MATTERS

     We are subject to various federal, state and local environmental laws and regulations that (1) govern activities and operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous or toxic wastes, or (2) impose liability for the costs of cleaning up, and damages resulting from sites of past spills, disposals, or other releases of hazardous or toxic substances.

EMPLOYEES

     On December 31, 2000, we employed about 1,750 persons, primarily located in the United States. None of our employees are represented by a labor union, and we consider our relations with our employees to be good.

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

  We Depend on Advertising Revenues, Which Decrease During Economic Downturns and Fluctuate from Period to Period.

     For the years ended December 31, 2000, 1999 and 1998 about 50.6%, 60.4% and 78.6% of our revenues came from advertising. Our advertising revenues fluctuate with general economic cycles. Any material decline in advertising revenue would have a material adverse effect on our business, results of operations and financial condition. Historically, advertising revenues have increased during economic recoveries and decreased during both general economic downturns and regional economic recessions. In the event of a general economic downturn or a recession, our advertisers may reduce their advertising budgets or intensify their attempts to negotiate lower advertising rates.

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

  If We Are Unable to Complete Acquisitions or Integrate Acquisitions Effectively, Our Business Could Be Adversely Affected.

     We intend to continue to grow in part through acquisitions. We may not be able to identify suitable candidates or make acquisitions on terms that are favorable to us. In addition, we may not be able to successfully complete some acquisitions or integrate acquisitions into our existing operations or effectively manage those businesses once integrated. If we are unable to integrate our recent or future acquisitions successfully, our business could be adversely affected.

  Financing of Future Acquisitions May Increase Our Debt, Reduce Our Cash and Adversely Affect our Shareholders.

     We may finance future acquisitions with internally generated funds, bank borrowings, public offerings or private placements of debt securities, or through a combination of these sources. This may have the effect of increasing our debt and reducing our cash available for other purposes. In addition, we could issue additional shares of our common stock as consideration for acquisitions. If we do, our shareholders may experience dilution.

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

  The Terms of Our Indebtedness May Restrict Our Ability to Pursue Our Growth Strategy.

     The terms of our credit agreement impose restrictions on our ability to, among other things, borrow and make investments, acquire other businesses, and make capital expenditures and distributions on our capital stock. In addition, our credit agreement requires us to satisfy specified financial covenants. Our ability to comply with these provisions depends, in part, on factors over which we may have no control. These restrictions could adversely affect our ability to pursue our growth strategy. If we breach any of our financial covenants or fail to make scheduled payments, our creditors could declare all amounts owed to them to be immediately due and payable. We may not have available funds sufficient to repay the amounts declared due and payable, and we may have to sell assets to repay those amounts. Our credit agreement is secured by substantially all of our assets, including the stock of our subsidiaries. If we cannot repay all amounts that we have borrowed under our credit agreement, our lenders could proceed against our assets.

 The Profitability and Success of Our Trade Shows and Conferences Could Be Adversely Affected if We Lose Scheduled Dates and Locations of Those Events.

     For the years ended December 31, 2000, 1999 and 1998 about 27.6%, 22.2% and 10.7% of our revenues came from booth rentals. As the trade show and conference industry grows, we increasingly compete for desirable dates and venues for our trade shows and conferences. As this competition intensifies, we could lose important engagements. If we lose dates and venues for events, the profitability and future success of these events could be adversely affected. Although we generally reserve venues and dates more than a year in advance, these reservations are not binding until we sign a contract with the facility operator. These contracts generally hold venues and dates for only one year. In addition, we may desire to increase the size of our trade shows and conferences to take advantage of increasing demand in the future. If we are unable to secure larger venues with suitable exhibit space to accommodate this demand, the growth of our trade show and conference business could be adversely affected. Moreover, circumstances beyond our control, like natural disasters, labor strikes and transportation shutdowns, could present financial risk to our trade shows and conferences, which could have an adverse effect on our business, results of operations and financial condition.

  A Significant Decline in Our Internet/Broadband Trade Show and Conference Business Could Adversely Affect Our Results of Operations.

     Our Internet/Broadband trade shows and conferences produce a significant portion of our cash flow. As a result, a significant decline in the performance of these trade shows and conferences could adversely affect our business, results of operations and financial condition.

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

  Competition May Adversely Affect Our Earnings and Results of Operations.

     We experience intense competition for our products and services. If we fail to compete effectively, our earnings and results of operations could be adversely affected. We compete with several much larger international companies that operate in many markets and have broad product offerings in publishing and trade shows and conferences. We compete for readers and advertisers in the publishing marketplace, and for trade show and conference venues, sponsorships, exhibitors, and show attendees. Because our industry is relatively easy to enter, we anticipate that additional competitors, some of whom may have greater resources than Penton, may enter these markets and intensify competition.

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

  New Product Launches or Acquired Products May Reduce Our Earnings or Generate Losses.

     Our future success will depend in part on our ability to continue offering new products that successfully gain market acceptance by addressing the needs of specific audience groups within our targeted industries. Our efforts to introduce new or integrate acquired products may not be successful or profitable. The process of internally researching and developing, launching, gaining acceptance and establishing profitability for a new product, or assimilating and marketing an acquired product, is both risky and costly. New products generally incur initial operating losses.

     In addition, we have invested in, and intend to continue to invest in, the development of various Internet media products, which are currently generating losses. The Internet is still in the early stages of development as a commercial medium. These products may not be successful or profitable.

     Costs related to the development of new products are expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number and timing of new product launches.

  Reliance on Principal Vendors Could Adversely Affect Our Business.

     We rely on our principal vendors. Currently, our principal vendors are paper suppliers, the United States Postal Service and our printing supplier. If any of our principal vendors discontinues or temporarily terminates its services and we are unable to find adequate alternatives, we may experience increased prices, interruptions and delays in services. These factors could adversely affect our business.

  Increases in Paper or Postage Costs Would Cause Our Expenses to Increase and May Adversely Affect Our Profitability.

     Paper is a significant expense relating to our print products, accounting for about 4.3% of our total operating expenses in 2000. Significant increases in paper prices, which have been volatile in recent years, may have an adverse effect on our business. We do not use forward contracts and all of our paper supply vendor arrangements provide for price adjustments on a quarterly basis to reflect then-prevailing market prices.

     Postage for magazine distribution and direct mail solicitations is also a significant expense for us, accounting for about 4.9% of our total operating expenses in 2000. Significant increases in postage prices may have an adverse effect on our business. We use the United States Postal Service for domestic distribution of substantially all of our products and marketing materials.

  Loss of Key Personnel Could Impair Our Success.

     We benefit from the leadership and experience of our senior management team, and we depend on their continued services in order to successfully implement our business strategy. Although we have entered into employment agreements with Thomas L. Kemp, Daniel J. Ramella and other management members, they and other key personnel may not remain in our employment. The loss of key personnel could have a material adverse affect on our business, results of operation or financial condition.

  Takeover Defense Provisions May Adversely Affect the Market Price of Our Common Stock.

     Various provisions of Delaware corporation law and of our corporate governance documents may inhibit changes in control not approved by our Board of Directors and may have the effect of depriving shareholders of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

          - a classified Board of Directors;

          - a prohibition on shareholder action through written consents;

          - a requirement that special meetings of shareholders be called only by the Board of Directors;

          - advance notice requirements for shareholder proposals and nomination; and

          - availability of "blank check" preferred stock.

     We also have a shareholder rights plan that provides for, among other things, distributions to our shareholders upon an actual or prospective change in control of our Company. The plan has an anti-takeover effect because a distribution under the plan may cause a substantial dilution to a person or group that attempts to acquire a substantial number of our shares without approval of our Board of Directors.

  The Infringement or Invalidation of Our Proprietary Rights Could Have An Adverse Effect On Our Business.

     We regard our copyrights and trademarks, including our Internet domain names, service marks and similar intellectual property, as critical to our success. We rely on copyright and trademark laws in the United States and other jurisdictions and on confidentiality agreements with some of our employees and others to protect our proprietary rights. If any of these rights were infringed or invalidated, our business could be adversely affected. In addition, our business activities could infringe upon the proprietary rights of others, who could assert infringement claims against us. We could face costly litigation if we are forced to defend these claims. If we are unsuccessful in doing so, our business could be adversely affected.

     We seek to register our trademarks in the United States and elsewhere. These registrations could be challenged by others or invalidated through administrative process or litigation. In addition, our confidentiality agreements with some of our employees or others may not provide adequate protection of our proprietary rights in the event of unauthorized use or disclosure of our proprietary information or if our proprietary information otherwise becomes known, or is independently developed, by competitors.

  Ownership by Significant Shareholders and Sales of Substantial Amounts of Our Common Stock May Adversely Affect the Market for Our Common Stock.

     R. Douglas Greene and Mario J. Gabelli, and entities controlled directly or indirectly by Mr. Gabelli, own a significant amount of our common stock.

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

ITEM 2. PROPERTIES.

     The Company's principal properties and their general characteristics are as follows:

                                                                                   LEASE       APPROXIMATE
LOCATION                                                     PRINCIPAL USE       EXPIRATION    SQUARE FEET
--------                                                     -------------       ----------    -----------
Cleveland, Ohio.........................................  General Offices        2010            151,740
Cleveland, Ohio.........................................  Warehousing            2001             28,000
Hasbrouck Heights, New Jersey...........................  General Offices        2001             25,000
Darien, Connecticut.....................................  General Offices        2009             18,200
New York, New York......................................  Sales Offices          2009             10,000
Boulder, Colorado.......................................  General Offices        2006             29,000
Golden, Colorado........................................  Sales Offices          2001             10,850
Isleworth, Middlesex UK.................................  General Offices        2014              7,600
Los Gatos, California...................................  General Offices        2005              5,300
Fremont, California.....................................  General Offices        2005             13,500
San Francisco, California...............................  General Offices        2003             10,000
Loveland, Colorado......................................  Warehousing            2002             15,400
Loveland, Colorado......................................  General Offices        2005             35,650

     In 2000, the Company signed a 10-year lease agreement and relocated its corporate headquarters. Other smaller properties include 34 sales and/or editorial offices under leases expiring through 2013 located in major cities throughout the United States and the United Kingdom. We believe our facilities are adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS.

     In connection with the acquisition of Mecklermedia Corporation, on December 1, 1998, a lawsuit was brought against the Company by Ariff Alidina (the "Plaintiff"), a former shareholder of Mecklermedia Corporation, in Federal District court in the Southern District of New York for an unspecified amount, as well as other relief. The Plaintiff has claimed that the Company violated the federal securities laws by selling Mr. Meckler, a beneficial owner of approximately 26% of the shares of Mecklermedia, an 80.1% interest in internet.com Corporation for what the Plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia Corporation than was paid to other shareholders of Mecklermedia Corporation. The Company intends to vigorously defend this suit. In January 2000, the United States District Court for the Southern District of New York denied class certification for this case. Two other former shareholders have since moved to intervene as plaintiffs and renewed the motion for class certification. This motion was also denied by the United States District court for the Southern District of New York.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

     Our common stock is traded on the New York Stock Exchange under the symbol PME. The following table sets forth, for the periods indicated, the high and low sales prices from the common stock as reported on the New York Stock Exchange.

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                             ----------------
                                                              HIGH      LOW
                                                             ------    ------
Year Ended December 31, 2000:
  First Quarter............................................  $27.81    $21.25
  Second Quarter...........................................   36.00     22.19
  Third Quarter............................................   36.38     26.13
  Fourth Quarter...........................................   32.00     22.00

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                             ----------------
                                                              HIGH      LOW
                                                             ------    ------
Year Ended December 31, 1999:
  First Quarter............................................  $22.50    $18.13
  Second Quarter...........................................   29.63     19.50
  Third Quarter............................................   24.25     12.63
  Fourth Quarter...........................................   24.75     14.75

     The Company had approximately 699 record holders of its common stock on March 23, 2001.

     Our dividend policy is determined by our Board of Directors. We currently pay quarterly dividends in an amount of $0.03 per share and we have made quarterly payments of $0.03 for the past two fiscal years. Any decision to pay dividends in the future will depend on business decisions that will be made by our Board of Directors from time to time based upon the results of our operations and financial condition and such other matters as our Board of Directors considers relevant.

     In January 2000, the Company established an Executive Loan Program to issue stock to six key executives to purchase an aggregate of up to 400,000 shares of Penton common stock at fair market value, in exchange for recourse notes. All 400,000 shares were issued in 2000. In October 2000, the Board of Directors approved the addition of another key executive to the Executive Loan Program. This executive is permitted to purchase up to an aggregate of $1.0 million in Penton common stock at fair market value, in exchange for a recourse note, of which 10,000 shares have been issued in 2000. In issuing such stock, Penton relied upon the exemption from registration provided by Section 4(2) under the Securities Act as these transactions did not involve a public offering.

     In June 2000, the Company adopted a Shareholder Rights Agreement (the "Rights Agreement"). Under the plan, the rights will initially trade together with Penton Media, Inc. common stock and will not be exercisable. In the absence of further Board action the rights generally will become exercisable and allow the holder to acquire Penton Media, Inc. common stock at a discounted price if any person or group acquires 20 percent or more of the outstanding shares of the Company's common stock. Rights held by the persons who exceed the applicable threshold will be void. Under certain circumstances, the rights will entitle the holder to buy shares in an acquiring entity at a discounted price.

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

     A copy of the Rights Agreement was filed with the Securities and Exchange Commission in June 2000 as an Exhibit to a Registration Statement on Form 8-K. The foregoing is a description of the material terms of the Rights and is qualified in its entirety by reference to that Registration Statement on Form 8-K and the Rights Agreement.

     In May 1999, Penton acquired the assets of New Hope for, among other consideration, 2,102,564 shares of Penton common stock. In March 2000, Penton made a contingent payment to New Hope, in part, with 52,920 shares of Penton common stock. In August 1998, Penton acquired the outstanding stock of Donohue/ Meehan Publishing Company ("DM Publishing") for, among other consideration, 1,541,638 shares of Penton common stock. In making such payments, Penton relied upon the exemption from registration provided by Section 4(2) under the Securities Act as these transactions did not involve a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table presents our selected financial data. The statement of income data for each of the three years in the period ended December 31, 2000 and the balance sheet data as of December 31, 2000 and 1999 have been derived from our audited consolidated financial statements and related notes, which appear elsewhere in this Form 10-K. The statement of income data for each of the two years in the period ended December 31, 1997 and the balance sheet data as of December 31, 1996, 1997 and 1998 have been derived from our audited consolidated financial statements and related notes that are not included in this Form 10-K.

     You should read the following information together with our audited consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

     You should also consider the following when reading the statement of income data:

          - All historical amounts have been restated to reflect the classification of our former Printing segment and Direct Mail segment as discontinued.

          - Penton defines adjusted EBITDA as net income before interest, taxes, depreciation and amortization, and nonrecurring items. Adjusted EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. However, adjusted EBITDA is not adjusted for all non-cash expenses or for working capital, capital expenditures and other investment requirements. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA is not a measure of performance under GAAP because it excludes those items listed above that are significant components in understanding and evaluating Penton's financial performance. Not all companies calculate adjusted EBITDA in the same manner, and adjusted EBITDA as presented may not be comparable to similarly titled measures presented by other companies.

          - Operating income equals revenues less operating expenses. See Consolidated Statements of Income included elsewhere herein.

          - Cash flows from investing activities include capital expenditures and acquisitions.

          - Refer to Item 7, Management's Discussion and Analysis for an overview of items that affect comparability of the financial data in this five year summary.

          CONSOLIDATED COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

(DOLLARS AND SHARES IN THOUSANDS,
EXCEPT PER SHARE DATA)                                2000         1999        1998         1997        1996
---------------------------------                   ---------    --------    ---------    --------    --------
OPERATING RESULTS
  Revenues........................................  $ 404,571    $300,824    $ 207,682    $181,109    $166,631
  Operating income................................     54,711      39,390       26,218      24,854      17,681
  Income from continuing operations...............     79,675       7,930       11,186      14,612      10,475
  Income (loss) from discontinued operations......         --          33         (296)        262         481
  Gain (loss) on sale of discontinued
     operations...................................        (85)      8,660           --          --          --
  Extraordinary item -- early extinguishment of
     debt.........................................         --      (8,413)          --          --          --
  Net income......................................     79,590       8,210       10,890      14,874      10,956
  Earnings per common share -- basic:
     Income from continuing operations............       2.51        0.28         0.51        0.69        0.49
     Discontinued operations......................         --        0.31        (0.01)       0.01        0.03
     Extraordinary item...........................         --       (0.30)          --          --          --
     Net income...................................       2.51        0.29         0.50        0.70        0.52
     Weighted average number of common shares.....     31,730      28,108       21,882      21,240      21,240
  Earnings per common share -- diluted:
     Income from continuing operations............       2.49        0.28         0.51        0.69        0.49
     Discontinued operations......................         --        0.31        (0.01)       0.01        0.03
     Extraordinary item...........................         --       (0.30)          --          --          --
     Net income...................................       2.49        0.29         0.50        0.70        0.52
     Weighted average number of common shares.....     32,010      28,209       21,882      21,240      21,240
  Dividends per common share......................       0.12        0.12         0.06          --          --
CASH FLOWS AND OTHER DATA
  Cash flows
     Operating....................................  $   9,240    $ 34,357    $  25,749    $ 23,186    $ 20,507
     Investing....................................   (111,168)    (27,770)    (271,157)    (53,192)     (4,722)
     Financing....................................     83,306      19,879      246,993      30,854     (15,888)
  Capital expenditures............................     27,272       5,884        5,775       5,450       4,822
  Depreciation and amortization...................     33,431      27,918        7,791       3,903       3,335
  Adjusted EBITDA.................................     91,288      67,308       34,009      28,757      21,016
AT PERIOD END
  Total assets of continuing operations...........  $ 781,757    $805,151    $ 479,301    $156,426    $108,799
  Investment in discontinued operations...........         --       4,228           --          --          --
  Total assets....................................    781,757     809,379      479,301     156,426     108,799
  Goodwill and other intangibles..................    628,748     451,236      387,612      71,822      21,940
  Total debt......................................    302,125     215,000      307,000      34,170          --
  Shareholders' equity............................    336,569     402,601       87,489      69,613      59,151

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

OVERVIEW

     Penton was spun off from Pittway Corporation ("Pittway") and acquired DM Publishing in August 1998; then acquired Internet World Media, Inc. ("IWM") in November 1998; MFG in February 1999; Jon Peddie in May 1999; New Hope in May 1999; Multimedia Week in August 1999; Stardust.com in October 1999; Nutracon in December 1999; BAKERY-NET.com in February 2000; ComMunic in May 2000; National Advisory Group in July 2000; Meko, Ltd. in July 2000; Duke Communications in September 2000; Professional Trade Shows in September 2000; and Streaming Media in September 2000. As Penton acquires additional companies, its sales mix, market focus, cost structure, operating leverage and the seasonality of its business may change significantly. Consequently, Penton's historical and future results of operations reflect and will reflect the impact of acquisitions, and period-to-period comparisons may not be meaningful in certain respects. Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

     In November 1999, Penton completed the sale of its Printing segment to R.R. Donnelley & Sons Company for approximately $31.0 million. Penton recorded a gain on the sale of $15.5 million ($9.3 million, or $0.33 per share, after tax). Also in the fourth quarter of 1999, Penton signed a letter of intent to sell its Direct Mail segment for approximately $4.0 million. This decision resulted in a loss in 1999 estimated at $0.7 million, including a $0.06 million provision for operating losses during the phase-out period. During the first quarter of 2000, Penton completed the sale of the net assets of its Direct Mail segment for $4.0 million in cash. An additional operating loss through the date of sale of $0.08 million, net of a tax benefit of $0.06 million, was recorded. Operating results and net assets for the Printing and Direct Mail segments have been reflected as discontinued operations in the accompanying financial statements. Net income for the Printing segment was $0.3 million and $0.5 million in 1999 and 1998, respectively ($0.01 and $0.02 per share), on revenues of $10.4 million and $11.7 million, respectively. Net losses for the Direct Mail segment were $0.3 million and $0.8 million in 1999 and 1998, respectively ($0.01 and $0.04 per share), on revenues of $12.2 million and $13.8 million, respectively.

RESULTS OF OPERATIONS

     The following table sets forth income statement data of the Company expressed as a percentage of revenues for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Revenues....................................................  100.0%   100.0%   100.0%
                                                              -----    -----    -----
Operating Expenses:
  Editorial, production and circulation.....................   36.3%    38.9%    41.5%
  Selling, general and administrative.......................   41.1%    38.8%    42.2%
  Impairment of Internet assets.............................    0.5%      --       --
  Impairment of other assets................................    0.3%      --       --
  Depreciation and amortization.............................    8.3%     9.2%     3.7%
                                                              -----    -----    -----
                                                               86.5%    86.9%    87.4%
                                                              -----    -----    -----
Operating Income............................................   13.5%    13.1%    12.6%
                                                              -----    -----    -----
Other Income (expenses):
  Interest expense, net of interest earned..................  (3.5)%   (7.0)%   (2.7)%
  Gain on sale of investments...............................   27.2%     2.0%      --
  Writedown of Internet investments.........................  (2.3)%      --       --
  Miscellaneous, net........................................     --    (0.1)%      --
                                                              -----    -----    -----
                                                               21.4%   (5.1)%   (2.7)%
                                                              -----    -----    -----
Income from continuing operations before income taxes.......   34.9%     8.0%     9.9%
Provision for income taxes..................................   15.2%     5.4%     4.5%
                                                              -----    -----    -----
Income from continuing operations...........................   19.7%     2.6%     5.4%
Discontinued operations.....................................     --      2.9%   (0.2)%
                                                              -----    -----    -----
Income before extraordinary item............................   19.7%     5.5%     5.2%
Extraordinary item -- early extinguishment of debt..........     --    (2.8)%      --
                                                              -----    -----    -----
Net income..................................................   19.7%     2.7%     5.2%
                                                              =====    =====    =====

2000 COMPARED WITH 1999

  Revenues

     Total revenues increased $103.7 million, or 34.5%, from $300.8 million in 1999 to $404.6 million in 2000.

     Publishing revenues increased $27.6 million, or 13.7%, from $202.5 million in 1999 to $230.1 million in 2000, due primarily to the following: (i) the addition of Windows 2000 Magazine and the NEWS/400 and Business Finance magazines, which were part of the Duke acquisition in September 2000; (ii) a full year of revenues from Natural Foods Merchandiser, Delicious Living!, Nutrition Science News and Expansion Management magazines, which were part of the New Hope acquisition in May 1999; (iii) the turnaround of Internet World magazine, whose revenues increased almost 50% in 2000 compared with 1999; (iv) increased revenues year-over-year in Penton's core magazines, such as Electronic Design, American Machinist, Boardwatch, Food Management, Government Product News and EE Product News; and (v) the Fluid Power Handbook & Directory, which was published in 2000 and is published every other year. These increases were somewhat offset by the discontinuance of the IW Growing Companies magazine during the first quarter of 2000 and lower revenues from various other core magazines compared with the prior year.

     Trade show and conference revenues increased $71.0 million, or 72.9%, from $97.4 million in 1999 to $168.4 million in 2000, due primarily to the following:
(i) the first-time inclusion of the Streaming Media

Europe and Streaming Media East shows, which were part of the Streaming Media acquisition in September 2000; (ii) the first-time inclusion of certain PTS trade shows, which were acquired in September 2000; (iii) the first-time inclusion of the Natural Products Expo West show, which was part of the New Hope acquisition in May 1999, and the launch of the Natural Products Expo Amsterdam show, which was held for the first time in 2000; (iv) the first-time inclusion of Stardust conferences, which were acquired in October 1999; (v) the first-time inclusion of the Nutracon conference, which was acquired in December 1999; (vi) the addition of the Internet Everywhere CEO Summit, the Internet World China show, the eCRM Spring show, the CLEC Expo Fall show and the Advanced Building Systems Technology Conference & Expo show, which were held for the first time in 2000; (vii) significant year-over-year revenue increases from the Internet World Spring, Internet World UK, ISPCON Spring, Internet World Fall, Wireless/Portable Symposium & Exhibition and ISPCON London shows. These increases were somewhat offset by lower year-over-year revenues from the Service Management Europe show, the Supply Chain Expo and the Internet World Summer show, and the absence of the CONEXPO show, which was held in 1999 and is held every three years.

     Internet revenue increased $5.1 million from $0.9 million in 1999 to $6.0 million in 2000, due primarily to the addition of Duke's Internet sites in September 2000, a number of new Web sites introduced in 2000 and a full year of operations from the Web sites introduced in 1999.

Operating Expenses

     Operating expenses increased $88.5 million, or 33.8%, from $261.4 million in 1999 to $349.9 million in 2000. As a percentage of revenues, operating costs decreased from 86.9% in 1999 to 86.5% in 2000. The improvement in operating expenses as a percentage of revenues was due primarily to higher margins earned on acquired trade shows that were held for the first time in 2000 and the continued change in the Company's product mix toward higher-margin trade shows. These improvements were offset by an increase in depreciation and amortization related to acquisitions and the impairment of Internet and other assets.

Editorial, Production and Circulation

     Total editorial, production and circulation expenses grew to $147.0 million in 2000 compared with $116.9 million in 1999, representing an increase of $30.1 million, or 25.7%. The increase was due primarily to a full year of operations for the acquisitions completed during 1999, including New Hope, Stardust and Nutracon, as well as the acquisitions of PTS, Streaming Media and Duke in September 2000. Increases were also due to costs associated with trade shows held for the first time in 2000, such as the Internet Everywhere CEO Summit and the CLEC Expo Fall show, as well as costs related to the biennial Fluid Power Handbook & Directory, which was published in 2000 and not in 1999.

     As a percentage of revenues, editorial, production and circulation expenses decreased from 38.9% in 1999 to 36.3% in 2000. The decrease was due largely to higher margins earned from trade shows.

Selling, General and Administrative

     Total selling, general and administrative expenses grew $49.7 million, or 42.6%, from $116.6 million in 1999 to $166.3 million in 2000. The increase was due primarily to the acquisitions of New Hope in May 1999, Stardust in October 1999 and Nutracon in December 1999, as well as the acquisitions of PTS, Duke and Streaming Media in September 2000; costs associated with trade shows held for the first time in 2000; costs related to the biennial Fluid Power Handbook & Directory, which was published in 2000 and not in 1999, and higher executive compensation expense.

     As a percentage of revenues, selling, general and administrative expenses increased from 38.8% in 1999 to 41.1% in 2000. The increase was due largely to higher Web development spending, costs associated with the corporate headquarters move and higher executive compensation expenses.

Impairment of Internet Assets

     The Company wrote off $2.1 million of impaired assets related to certain internally funded Internet media initiatives. The Company is adjusting its portfolio of Internet media products to focus on those that are demonstrating good revenue potential, customer acceptance and near-term opportunity for profit. The Company expects to take approximately $5.0 million in restructuring charges in the first quarter of 2001 as a result of these actions.

Impairment of Other Assets

     Based upon the Company's review of the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded a $1.0 million non-cash charge in 2000 to write down the carrying value of certain leasehold improvements, furniture and fixtures, and computer equipment to fair value.

Depreciation and Amortization

     Depreciation and amortization increased $5.5 million, or 19.7%, from $27.9 million in 1999 to $33.4 million in 2000. The higher expense was primarily the result of the amortization of intangible assets from the PTS, Duke and Streaming Media acquisitions in September 2000 and a full year of depreciation and amortization from the acquisitions completed in 1999, including New Hope, which was acquired in May 1999.

Operating Income

     Overall, Penton's operating income increased $15.3 million, or 38.9%, from $39.4 million in 1999 to $54.7 million in 2000. Operating income as a percentage of revenue increased from 13.1% in 1999 to 13.5% in 2000.

Other Income (Expense)

     Interest expense decreased $7.0 million to $14.1 million due to a lower average debt balance outstanding in 2000 when compared with 1999, as well as the significant increase in interest earned in 2000 on the cash received from the sale of internet.com Corporation stock.

     In February 2000, Penton sold 2.0 million shares of internet.com Corporation stock as part of a 3.75 million-share secondary offering. Penton received cash of $113.1 million and recognized a pre-tax gain of approximately $110.2 million. In July 1999, Penton sold approximately 0.5 million shares of internet.com Corporation stock and recognized a pre-tax gain of approximately $5.9 million.

     In 2000, the Company invested $6.3 million in Cayenta Inc., a total service provider of end-to-end e-commerce systems, and $3.4 million in Leisurehub.com, an online B2B trading community for the global leisure industry. During 2000, the Company determined that its investments in these Internet-related companies had suffered declines in value that were other than temporary. As a result, the Company recognized losses totaling $9.5 million, reducing its investment in Cayenta Inc. and Leisurehub.com to zero.

Effective Tax Rates

     The effective tax rates from continuing operations were 43.6% and 67.0% for 2000 and 1999, respectively. The decrease in the effective tax rate is due to Penton's sale of a portion of its investment in internet.com Corporation stock in 2000. The sale resulted in a pretax gain of $110.2 million ($66.1 million net of tax).

1999 COMPARED WITH 1998

  Revenues

     Total revenues increased $93.1 million, or 44.8%, from $207.7 million in 1998 to $300.8 million in 1999.

     Publishing revenues increased $22.8 million, or 13.2%, from $179.7 million in 1998 to $202.5 million in 1999, due primarily to the following: (i) the addition of Baking Management, Modern Baking and Convenience Store Decisions magazines, which were part of the DM Publishing acquisition in August 1998; (ii) the addition of Boardwatch magazine and Internet World magazine, which were part of the IWM acquisition in November 1998; (iii) the addition of Natural Foods Merchandiser, Delicious Living!, Health and Nutrition Breakthroughs, Nutrition Science News and Expansion Management magazines, which were part of the New Hope acquisition in May 1999; (iv) the addition of Midrange Enterprise magazine, which was part of the MFG acquisition in February 1999; (v) the addition of IW Growing Companies, the first issue of which was not published until the second quarter of 1998; and (vi) increased revenues year-over-year in Penton's core magazines, such as Contracting Business, Machine Design, Foundry Management and Technology, Government PROcurement and Penton's Embedded Systems Development. These increases were offset by (i) lower revenues from Electronic Design magazine compared with the same period in the prior year, due to a slowdown in the electronics market; (ii) the absence of the Fluid Power Handbook & Directory, which was published in 1998, and is published every other year; and
(iii) lower revenues from various other core magazines compared with the same period in the prior year.

     Trade show and conference revenues increased $69.5 million, or 248.6%, from $28.0 million in 1998 to $97.4 million in 1999, due primarily to the following:
(i) the first-time inclusion of IWM, which was acquired in late November 1998 and which added the Fall and Spring Internet World trade shows as well as the ISPCON trade shows; (ii) the first-time inclusion of New Hope, which was acquired at the end of May 1999 and includes the Natural Products Expo East and West trade shows; (iii) the addition of A/E/C Systems UK Show, A/E/C GEO Expo and the Metalmecanica USA show, all of which were held for the first time in 1999; and (iv) significant year-over-year revenue increases for the Supply Chain Expo, Service Management Europe and Wireless Portable/Symposium & Exhibition Conference.

Operating Expenses

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

     As a percentage of revenues, editorial, production and circulation expenses decreased from 41.5% in 1998 to 38.9% in 1999. The decrease was due largely to DM Publishing magazines, higher margins earned from the IWM and New Hope trade shows and production improvements.

Selling, General and Administrative

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

Depreciation and Amortization

     Depreciation and amortization increased $20.1 million, or 258.3%, to $27.9 million. The higher expense was the result primarily of the amortization of intangible assets of approximately $0.6 million associated with the DM Publishing acquisition in August 1998; of approximately $15.9 million from the IWM acquisition in November 1998; and approximately $2.5 million from the New Hope acquisition in May 1999. In addition, the increase was due to the change in Penton's goodwill amortization policy for acquired trade shows, effective with the fourth quarter of 1998. Penton reduced the write-off period from 40 years to 20 years. The acquisitions of MFG, Jon Peddie, Multimedia Week, Stardust.com and Nutracon also contributed to the increase.

Operating Income

     Overall, Penton's operating income increased $13.2 million, or 50.2%, to $39.4 million in 1999 from $26.2 million in the prior year. Operating income as a percentage of revenue increased from 12.6% in 1998 to 13.1% in 1999.

Other Income (Expense)

     Interest expense increased $15.6 million to $21.1 million, due to additional borrowings used to finance Penton's acquisition strategy since its spinoff in August 1998.

     In July 1999, Penton sold approximately 0.5 million shares of internet.com Corporation stock and recognized a pre-tax gain of approximately $5.9 million ($3.5 million net of tax).

Effective Tax Rates

     The effective tax rates from continuing operations were 67.0% and 45.8% in 1999 and 1998, respectively. Penton's acquisition of Independent Exhibitions, Ltd. (INDEX) in December 1997, DM Publishing in August 1998 and IWM in November 1998 resulted in the recording of goodwill. The amortization of goodwill for these transactions is recognized for financial statement purposes, but is not deductible for tax purposes due to the structure of the purchase transactions. Accordingly, Penton's effective tax rate increased from 1998 due to the full-year effect of the acquisitions.

Extraordinary Item

     The extraordinary item in 1999, which aggregated $8.4 million, net of $5.6 million in taxes, relates to the write-off of unamortized deferred finance costs associated with the partial paydown of senior debt with the proceeds from the common stock offering completed in May 1999 and the refinancing of senior debt in September 1999.

ADJUSTED EBITDA

     Net income before interest, taxes, depreciation and amortization, and nonrecurring items ("Adjusted EBITDA") is a widely used and commonly reported standard measure utilized by analysts and investors in the analysis of the media industry. Adjusted EBITDA is not a measure of performance under GAAP because it excludes those items listed above that are significant components in understanding and evaluating Penton's financial performance. However, the following adjusted EBITDA information can be helpful in determining Penton's ability to meet its debt service requirements and in comparative analyses of operating performance relative to other media companies. Penton's calculation of adjusted EBITDA is as follows (in thousands):

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------    -------
Net income..................................................  $  79,590    $ 8,210
Interest expense, net of interest earned....................     14,133     21,131
Gain on sale of investments.................................   (110,210)    (5,906)
Provision for income taxes..................................     61,559     16,065
Impairment of Internet assets...............................      2,095         --
Depreciation and amortization...............................     33,431     27,918
Writedown of Internet investments...........................      9,490         --
Impairment of other assets..................................      1,051         --
Extraordinary item, net of taxes............................         --      8,413
Discontinued operations, net of taxes.......................         85     (8,693)
Miscellaneous, net..........................................         64        170
                                                              ---------    -------
  Adjusted EBITDA...........................................  $  91,288    $67,308
                                                              =========    =======

     Penton's adjusted EBITDA increased $24.0 million, or 35.6%, from $67.3 million in 1999 to $91.3 million in 2000. EBITDA margins increased from 22.4% in 1999 to 22.6% in 2000. The increases were due primarily to: (i) the acquisitions of PTS, Duke and Streaming Media in September 2000; (ii) a full year of operations from New Hope, Stardust and Nutracon, which were all acquired in 1999; (iii) the turnaround in Internet World magazine; and (iv) significant year-over-year revenue increases from the Internet World Spring, Internet World UK, ISPCON Spring, Internet World Fall and ISPCON London shows, offset in part by higher corporate spending, higher period costs and Web site development charges.

     Penton's calculation of adjusted EBITDA by product is as follows (in thousands):

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
     Publishing and other...................................  $51,269    $46,170
     Trade shows and conferences............................   78,846     43,133
     Internet...............................................   (6,790)      (510)
     Corporate..............................................  (32,037)   (21,485)
                                                              -------    -------
  Adjusted EBITDA...........................................  $91,288    $67,308
                                                              =======    =======

     Adjusted EBITDA for Penton's publishing operations increased $5.1 million, or 11.0%, from $46.2 million in 1999 to $51.3 million in 2000. Adjusted EBITDA increases for publishing operations were due primarily to: (i) the addition of Natural Foods Merchandiser, Delicious Living!, Nutrition Science News and Expansion Management magazines, which were part of the New Hope acquisition in May 1999; (ii) the addition of the Windows 2000 Magazine and NEWS/400 and Business Finance magazines, which were part of the Duke acquisition in September 2000; (iii) the turnaround of Internet World magazine in 2000 when compared with the same prior-year period; and (iv) the Fluid Power Handbook & Directory, which was not published in 1999.

     Adjusted EBITDA for Penton's trade show and conference operations increased $35.7 million, or 82.8%, from $43.1 million in 1999 to $78.8 million in 2000. These increases were due primarily to: (i) the first-time inclusion of the PTS and Streaming Media trade shows held in the fourth quarter of 2000, which were acquired in September 2000; (ii) the first-time inclusion of the Natural Products Expo West trade show, which was part of the New Hope acquisition in May 1999; (iii) the first-time inclusion of Stardust conferences, which were acquired in October 1999; (iv) the addition of the Nutracon conference, which was acquired in December 1999; (v) the addition of the Internet Everywhere CEO Summit, eCRM Expo Spring, Internet World China and Advance Building Systems Technology Conference & Expo shows, which were held for the first time in 2000; and (vi) significant year-over-year revenue increases from the Internet World Spring, Internet World UK, ISPCON Spring and ISPCON London shows.

     Adjusted EBITDA for Penton's Internet operations decreased $6.3 million from a loss of $0.5 million in 1999 to a loss of $6.8 million in 2000. These decreases were due primarily to the increase in various costs associated with the development of market-focused Web sites.

     Corporate costs increased $10.6 million from $21.5 million in 1999 to $32.0 million in 2000. The increases were due primarily to costs associated with acquisitions and to higher executive compensation expense.

FOREIGN CURRENCY

     The functional currency of Penton's foreign operations is the local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. dollars at the rates of exchange on the balance sheet date; income and expense are translated at the average rates of exchange prevailing during the year. There were no significant foreign currency transaction gains or losses in 2000 or 1999.

LIQUIDITY AND CAPITAL RESOURCES

     During the periods presented, Penton financed its operations primarily through cash generated from operating activities, borrowings under its credit facilities and the sale of equity securities and assets.

     Cash provided by operating activities was $9.2 million, $34.4 million and $25.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Operating cash flows for 2000 reflect the Company's net income of $79.6 million offset by a net working capital decrease of approximately $2.8 million and non-cash charges (depreciation and amortization, gain on sale of investments, writedowns and impairments, and other) of approximately $67.6 million.

     The decrease in operating cash flows in 2000 compared to 1999 was due primarily to an increase in operating income of $15.3 million offset by changes in working capital items and to increases in income tax payments required in 2000. These payments were largely attributable to the increase in operating income and the $110.2 million gain realized in 2000 from the sale of internet.com Corporation stock. The most significant working capital changes in 2000 were attributable to accounts receivable, and accounts payable and accrued expenses. The accounts receivable increase reflects higher fourth quarter sales in 2000 compared with 1999 and the timing of payments received. The increase in accounts payable and accrued expenses is due primarily to timing of vendor and other payments. The increase in 1999 compared to 1998 was due primarily to an increase in operating income of $13.2 million offset somewhat by a net decrease in working capital items, the most significant of which were accounts payable and accrued expenses, and unearned income.

     Investing activities used $111.2 million in 2000, primarily for acquisitions and investments (including Streaming Media, PTS, Duke, Cayenta and Leisurehub) and earnouts paid during the year, as well as capital expenditures. The increase in capital expenditures was due primarily to the move of the Company's corporate headquarters and the Company's continued investment in Internet related technologies. These uses were partially offset from proceeds from the sale of 2.0 million shares of internet.com Corporation stock and proceeds from the sale of the Direct Mail segment. Investing activities used $27.8 million in 1999, primarily for acquisitions (including New Hope) and capital expenditures, partially offset by proceeds from the sale of the Printing segment and the sale of approximately 0.5 million shares of internet.com Corporation stock.

Investing activities used $271.2 million in 1998, primarily for acquisitions (including Mecklermedia and DM Publishing) and capital expenditures, offset partially by the sale of an 80.1% interest in internet.com LLC.

     Financing activities provided $83.3 million in 2000, primarily from borrowings under the Company's revolving credit facility offset partially by debt repayments and dividends paid to shareholders. Financing activities provided $19.9 million in 1999, primarily from net proceeds from an equity offering and proceeds from a new $340.0 million Credit Facility offset partially by the repayment of the $325.0 million Credit Facility, financing fees associated with the new debt facility and dividends paid to shareholders. Financing activities provided $247.0 million in 1998, primarily from proceeds from the $325.0 million Credit Facility offset partially by the repayment of notes payable, financing fees, payments to the Company's former parent and dividends paid to shareholders.

     On September 1, 1999, Penton entered into a credit agreement with several banks under which it can borrow up to $340.0 million. The agreement provided for a revolving credit facility of up to $125.0 million, a long-term loan of $140.0 million ("Term Loan A") and a long-term loan of $75.0 million ("Term Loan B"). The proceeds of this credit agreement were used to repay Penton's debt outstanding under the $325.0 million credit facility obtained when Penton purchased Internet World Media, Inc. ("IWM"). At December 31, 2000, Penton had $211.1 million outstanding under its term loans and $34.0 million available under its revolving credit facility. See Note 7 -- Debt for additional information.

     On April 3, 2000, Penton amended its Credit Agreement to give the Company the flexibility to sell assets of up to $30.0 million and the ability to monetize the Company's joint venture investments.

     On October 22, 2000, Penton amended its Credit Agreement to give the Company the option to increase, in the aggregate, its Term Loan A, Term Loan B and/or its Revolver by $100.0 million. The Term Loans and the Revolver cannot be increased on more than three separate occasions and any increase must take place by September 30, 2001.

     In May 1999, Penton completed a 6.5 million common share offering and received net proceeds of approximately $118.4 million, which were used to repay senior debt and for general corporate purposes, including the acquisition of New Hope.

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

SEASONALITY

     The introduction of trade shows and conferences into Penton's product mix through the acquisition of INDEX and ISOA in late 1997, the acquisition of IWM in November 1998, the acquisition of New Hope in May 1999 and the acquisition of Streaming Media in September 2000 has changed the seasonal pattern of revenue and profit because all five companies have pronounced seasonal patterns in their businesses. The majority of the trade shows of ISOA, Streaming Media and IWM are held in the second and fourth quarters and, accordingly, the majority of their revenue is recognized in these quarters. Furthermore, the majority of the INDEX shows historically have been held in the fourth quarter, and the New Hope shows have been held in the first and third or fourth quarters. Accordingly, these acquisitions have had and will have a positive impact on revenue and profit for these quarters.

     Penton also may experience seasonal fluctuations as trade shows and conferences held in one period in the current year may be held in a different period in future years.

INFLATION

     The impact of inflation on Penton's results of operations has not been significant in recent years.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Penton was required to adopt this statement in the first quarter of 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of adoption of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 was subsequently amended by SFAS 138 "Accounting for Certain Derivative and Certain Hedging Activities -- an Amendment of FASB Statement No. 133" (SFAS 138). Penton is required to adopt this statement effective January 1, 2000. Even though Penton has entered into interest rate cap, collar and swap agreements, management does not believe that these statements, when adopted, will have a material impact on Penton's business, results of operations or financial condition.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provided guidance on applying existing generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 during the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on the Company.

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

     In the normal course of business, Penton manages fluctuations in interest rates through interest rate derivative agreements and, at a minimum, hedges 50% of the current outstanding term loans maintained as floating rate borrowings. Penton's objective in managing this exposure is to reduce fluctuations in earnings and cash flows associated with changes in interest rates. See Note
8 -- Fair Value of Financial Instruments.

     Penton maintains assets and operations in Europe and Asia, and as a result, may be exposed to cost increases relative to the markets in which it sells. For 2000, a hypothetical 10% strengthening of the U.S. dollar relative to the currencies of foreign countries in which Penton operates created only an immaterial impact on its financial results.

                               PENTON MEDIA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

FINANCIAL STATEMENTS:
Report of Independent Accountants...........................    28
Consolidated Balance Sheets at December 31, 2000 and 1999...    29
Consolidated Statements of Income for the Years Ended
  December 31, 2000, 1999 and 1998..........................    31
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................    32
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..............    33
Notes to Consolidated Financial Statements..................    34

FINANCIAL STATEMENT SCHEDULE:
Consolidated Financial Statement Schedule II -- Valuation
  and Qualifying Accounts...................................    57

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Penton Media, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Penton Media, Inc. (formerly Penton Publishing, Inc. and, prior to August 7, 1998, a wholly owned subsidiary of Pittway Corporation) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

Cleveland, Ohio
February 7, 2001

                               PENTON MEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 11,605     $ 30,370
  Accounts and notes receivable, less allowance for doubtful
     accounts of $3,863 and $3,958, respectively............    70,059       40,199
  Inventories...............................................       798          818
  Deferred tax assets.......................................     5,562           --
  Prepayments, deposits and other...........................    11,763        7,583
  Net investment in discontinued operations.................        --        4,228
                                                              --------     --------
          Total current assets..............................    99,787       83,198
                                                              --------     --------
Property, plant and equipment, at cost:
  Land, buildings and improvements..........................     8,205        3,730
  Machinery and equipment...................................    63,998       41,608
                                                              --------     --------
                                                                72,203       45,338
  Less: accumulated depreciation............................    36,706       30,252
                                                              --------     --------
                                                                35,497       15,086
                                                              --------     --------
Other assets:
  Goodwill, less accumulated amortization of $49,142 and
     $27,399 in 2000 and 1999, respectively.................   574,626      411,173
  Other intangibles, less accumulated amortization of
     $14,901 and $9,541 in 2000 and 1999, respectively......    54,122       40,063
  Investments...............................................    17,725      259,859
                                                              --------     --------
                                                               646,473      711,095
                                                              --------     --------
                                                              $781,757     $809,379
                                                              ========     ========

                               PENTON MEDIA, INC.

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Senior debt facility......................................  $ 11,250     $  3,875
  Accounts payable..........................................    12,054        6,397
  Income taxes payable......................................     3,260       10,172
  Accrued earnouts..........................................    14,704        7,447
  Accrued compensation and benefits.........................    18,485        8,599
  Other accrued expenses....................................    15,024       11,426
  Deferred tax liability....................................        --       39,634
  Unearned income, principally trade show and conference
     deposits...............................................    55,772       30,214
                                                              --------     --------
          Total current liabilities.........................   130,549      117,764
                                                              --------     --------
Long-term liabilities and deferred credits:
  Revolving credit facility.................................    91,000           --
  Senior debt facility......................................   199,875      211,125
  Net deferred pension credits..............................    15,395       16,269
  Deferred taxes............................................     5,978       60,887
  Other.....................................................     2,391          733
                                                              --------     --------
                                                               314,639      289,014
                                                              --------     --------
Shareholders' equity:
  Preferred stock, 2,000,000 shares authorized; none
     issued.................................................        --           --
  Common stock, $0.01 par value, 60,000,000 shares
     authorized; 31,836,316 and 31,325,896 shares issued and
     outstanding at December 31, 2000, and 1999,
     respectively...........................................       318          313
  Notes receivable officers/directors.......................   (10,207)          --
  Capital in excess of par value............................   226,446      214,551
  Retained earnings.........................................   112,745       36,970
  Accumulated other comprehensive income....................     7,267      150,767
                                                              --------     --------
                                                               336,569      402,601
                                                              --------     --------
                                                              $781,757     $809,379
                                                              ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              2000         1999         1998
                                                            ---------    ---------    ---------
                                                             (DOLLARS AND SHARES IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
Revenues..................................................  $404,571     $300,824     $207,682
                                                            --------     --------     --------
Operating expenses:
  Editorial, production and circulation...................   147,012      116,924       86,091
  Selling, general and administrative.....................   166,271      116,592       87,582
  Impairment of Internet assets...........................     2,095           --           --
  Impairment of other assets..............................     1,051           --           --
  Depreciation and amortization...........................    33,431       27,918        7,791
                                                            --------     --------     --------
                                                             349,860      261,434      181,464
                                                            --------     --------     --------
Operating income..........................................    54,711       39,390       26,218
Other income (expense):
  Interest expense, net of interest earned................   (14,133)     (21,131)      (5,545)
  Gain on sale of investments.............................   110,210        5,906           --
  Writedown of Internet investments.......................    (9,490)          --           --
  Miscellaneous, net......................................       (64)        (170)         (45)
                                                            --------     --------     --------
                                                              86,523      (15,395)      (5,590)
                                                            --------     --------     --------
Income from continuing operations before income taxes.....   141,234       23,995       20,628
Provision for income taxes................................    61,559       16,065        9,442
                                                            --------     --------     --------
Income from continuing operations.........................    79,675        7,930       11,186
Discontinued operations:
  Income (loss) from discontinued operations (less
     applicable income taxes (benefit) of $34, and $(199)
     in 1999 and 1998, respectively)......................        --           33         (296)
  Gain (loss) on sale of discontinued operations,
     including provision of $60 in 1999 for operating
     losses during phaseout period (less applicable income
     taxes (benefit) of $(57) and $5,771, in 2000 and
     1999, respectively)..................................       (85)       8,660           --
                                                            --------     --------     --------
                                                                 (85)       8,693         (296)
Income before extraordinary item..........................    79,590       16,623       10,890
Extraordinary item -- early extinguishment of debt (net of
  income taxes of $5,600).................................        --       (8,413)          --
                                                            --------     --------     --------
Net income................................................  $ 79,590     $  8,210     $ 10,890
                                                            ========     ========     ========
Earnings per common share -- basic:
  Income from continuing operations.......................  $   2.51     $   0.28     $   0.51
  Discontinued operations.................................        --         0.31        (0.01)
  Extraordinary item......................................        --        (0.30)          --
                                                            --------     --------     --------
  Net income..............................................  $   2.51     $   0.29     $   0.50
                                                            ========     ========     ========
Earnings per common share -- diluted:
  Income from continuing operations.......................  $   2.49     $   0.28     $   0.51
  Discontinued operations.................................        --         0.31        (0.01)
  Extraordinary item......................................        --        (0.30)          --
                                                            --------     --------     --------
  Net income..............................................  $   2.49     $   0.29     $   0.50
                                                            ========     ========     ========
Weighted average number of shares outstanding:
  Basic...................................................    31,730       28,108       21,882
                                                            ========     ========     ========
  Diluted.................................................    32,010       28,209       21,882
                                                            ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2000         1999         1998
                                                              ---------    ---------    --------
                                                                    (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  79,590    $   8,210    $ 10,890
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     33,431       27,918       7,791
    Gain on sale of investments.............................   (110,210)      (5,906)         --
    Loss (gain) from discontinued operations................         85       (8,693)        296
    Extraordinary loss on extinguishment of debt............         --        8,413          --
    Deferred income taxes...................................     (4,379)        (363)     (5,093)
    Retirement and deferred compensation plans..............       (875)      (1,182)     (1,584)
    Provision for losses on accounts receivable.............      1,714          943         282
    Impairment of assets....................................      1,051           --          --
    Impairment of Internet assets...........................      2,095           --          --
    Writedown of Internet investments.......................      9,490           --          --
  Changes in assets and liabilities, excluding effects from
    acquisitions and dispositions:
      Accounts and notes receivable.........................    (22,817)      (3,470)     (1,960)
      Inventories...........................................        403         (389)        284
      Prepayments and deposits..............................      1,295          869      (1,481)
      Accounts payable and accrued expenses.................      7,531       (5,444)     10,170
      Unearned income.......................................     12,894       12,325       2,421
      Other changes, net....................................     (2,058)       1,126       3,733
                                                              ---------    ---------    --------
         Net cash provided by operating activities..........      9,240       34,357      25,749
                                                              ---------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (27,272)      (5,884)     (5,775)
  Acquisitions and investments, net of cash acquired........   (200,996)     (57,415)   (283,382)
  Proceeds from sale of internet.com stock and interests....    113,100        6,640      18,000
  Net proceeds from sale of discontinued operations.........      4,000       28,889          --
                                                              ---------    ---------    --------
         Net cash used for investing activities.............   (111,168)     (27,770)   (271,157)
                                                              ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from $325 million senior debt facility...........         --       24,500     306,000
  Repayment of $325 million senior debt facility............         --     (330,500)         --
  Proceeds from $340 million senior debt facility...........     91,000      235,000          --
  Repayment of $340 million senior debt facility............     (3,875)     (20,000)         --
  Payment of notes payable..................................         --       (1,000)    (38,066)
  Payment of financing costs................................       (283)      (3,461)    (14,754)
  Advances to parent company................................         --           --      (4,820)
  Proceeds from equity offering, net........................         --      118,416          --
  Employee stock purchase plan..............................       (209)          --          --
  Proceeds from deferred shares and options exercised.......        473          170          --
  Dividends paid............................................     (3,800)      (3,246)     (1,367)
                                                              ---------    ---------    --------
         Net cash provided by financing activities..........     83,306       19,879     246,993
                                                              ---------    ---------    --------
Effect of exchange rate changes on cash.....................       (143)         (49)        (51)
                                                              ---------    ---------    --------
         Net increase (decrease) in cash and equivalents....    (18,765)      26,417       1,534
Cash and equivalents at beginning of period.................     30,370        3,953       2,419
                                                              ---------    ---------    --------
Cash and equivalents at end of period.......................  $  11,605    $  30,370    $  3,953
                                                              =========    =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                         ACCUMULATED
                                                          COMMON   CAPITAL IN                NOTES          OTHER
                                                          STOCK    EXCESS OF               RECEIVABLE   COMPREHENSIVE
                                     PREFERRED   COMMON    PAR        PAR       RETAINED   OFFICERS/       INCOME
                                      SHARES     SHARES   VALUE      VALUE      EARNINGS   DIRECTORS       (LOSS)        TOTAL
                                     ---------   ------   ------   ----------   --------   ----------   -------------   --------
                                                                       (DOLLARS IN THOUSANDS)
Balance at December 31, 1997.......        --    21,240    $212     $ 29,630    $ 39,771          --            --      $ 69,613
                                      -------    ------    ----     --------    --------    --------      --------      --------
Comprehensive income:
  Net income.......................        --       --       --           --      10,890          --            --        10,890
  Other comprehensive income:
         Foreign currency
           translation
           adjustments.............        --       --       --           --          --          --           (51)          (51)
                                                                                                                        --------
  Comprehensive income.............        --       --       --           --          --          --            --        10,839
                                                                                                                        --------
Dividends..........................        --       --       --           --      (1,367)         --            --        (1,367)
Issuance of common stock:
  In connection with
    acquisitions...................        --    1,542       16       25,420          --          --            --        25,436
Dividends to Pittway...............        --       --       --           --     (17,032)         --            --       (17,032)
                                      -------    ------    ----     --------    --------    --------      --------      --------
Balance at December 31, 1998.......        --    22,782    $228     $ 55,050    $ 32,262          --      $    (51)     $ 87,489
                                      -------    ------    ----     --------    --------    --------      --------      --------
Comprehensive income:
  Net income.......................        --       --       --           --       8,210          --            --         8,210
  Other comprehensive income:
    Foreign currency translation
      adjustments..................        --       --       --           --          --          --          (787)         (787)
    Unrealized gain on securities
      reported at fair value.......        --       --       --           --          --          --       151,605       151,605
                                                                                                                        --------
  Comprehensive income.............        --       --       --           --          --          --            --       159,028
                                                                                                                        --------
Dividends..........................        --       --       --           --      (3,502)         --            --        (3,502)
Issuance of common stock:
  Stock offering...................        --    6,430       64      118,352          --          --            --       118,416
  In connection with
    acquisitions...................        --    2,103       21       40,979          --          --            --        41,000
  Exercise of deferred shares and
    stock options..................        --       11       --          170          --          --            --           170
                                      -------    ------    ----     --------    --------    --------      --------      --------
Balance at December 31, 1999.......        --    31,326    $313     $214,551    $ 36,970          --      $150,767      $402,601
                                      -------    ------    ----     --------    --------    --------      --------      --------
Comprehensive income:
  Net Income.......................        --       --       --           --      79,590          --            --        79,590
  Other comprehensive income:
    Unrealized loss on securities
      reported at fair value.......        --       --       --           --          --          --       (73,323)      (73,323)
    Reclassification adjustment for
      gain on securities...........        --       --       --           --          --          --       (70,272)      (70,272)
    Foreign currency translation
      adjustment...................        --       --       --           --          --          --            95            95
                                                                                                                        --------
  Comprehensive income.............                                                                                      (63,910)
                                                                                                                        --------
Dividends..........................        --       --       --           --      (3,815)         --            --        (3,815)
Issuance of common stock:
  Executive loan program...........        --      410        4        9,662          --          --            --         9,666
  Contingent shares................        --       52        1        1,428          --          --            --         1,429
  Exercise of stock options........        --       48       --        1,014          --          --            --         1,014
  Employee stock purchase plan.....        --       --       --         (209)         --          --            --          (209)
Receivable from
  officers/directors...............        --       --       --           --          --     (10,207)           --       (10,207)
                                      -------    ------    ----     --------    --------    --------      --------      --------
Balance at December 31, 2000.......        --    31,836    $318     $226,446    $112,745    $(10,207)     $  7,267      $336,569
                                      =======    ======    ====     ========    ========    ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS

     Penton Media, Inc., ("Penton") is a leading diversified business-to-business media company that produces market focused magazines, Web sites, trade shows and conferences. Penton's integrated media portfolio serves the following market sectors: Internet/broadband; information technology; electronics; design/engineering; natural products; food/retail;
government/compliance; leisure/hospitality; manufacturing; mechanical systems/construction; supply chain and aviation.

     Prior to August 7, 1998, Penton was a wholly owned subsidiary of Pittway Corporation. On August 7, 1998, Pittway distributed 100% of Penton's common stock on a share-for-share basis to holders of Pittway stock.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Penton and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. All acquisitions have been accounted for under the purchase method of accounting and are included in the consolidated financial statements from their respective dates of acquisition. The consolidated financial statements also include the accounts of all companies more than 50% owned where the Company exercises control.

     Investments in companies in which Penton has significant influence, but less than a controlling voting interest, are accounted for under the equity method. Investments in companies in which Penton does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for at market value if the investments are publicly traded. Unrealized gain/(loss) on investments accounted for at market value are reported net-of-tax as a component of accumulated other comprehensive income(loss) until the investment is sold, at which time the realized gain/(loss) is included in earnings as the Company considers these investments to be available for sale. If the investment is not publicly traded, then the investment is accounted for at cost.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include primarily cash on hand and short-term investments. Short-term investments that have an original maturity of three months or less are considered cash equivalents. All investments in debt securities that have an original maturity of three months or less are considered to be held to maturity. Short-term securities are carried at amortized cost, which approximates fair value.

INVENTORIES

     Inventories are stated at the lower of cost or market. Penton's inventory consists of paper stock, which is valued using the last-in, first-out (LIFO) method. The LIFO reserve balances are $0.1 million and $0.3 million at December 31, 2000, and 1999, respectively.

                               PENTON MEDIA, INC.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Penton records depreciation using the straight-line method over the following estimated useful lives:

Computer equipment and software......................       3-5 years
Furniture, fixtures and equipment....................       3-10 years
Building.............................................       18-40 years
Leasehold improvements...............................       Estimated useful lives or lease term,
                                                            whichever is shorter

     Depreciation expense amounted to approximately $6.9 million, $4.9 million and $3.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Maintenance and repair expenditures are charged to appropriate expense accounts in the period incurred; replacements, renewals and betterments are capitalized. Upon sale or other disposition of property, the cost and accumulated depreciation of such properties are eliminated from the accounts, and the gains or losses thereon are reflected in operations.

INTANGIBLE ASSETS

     Goodwill, trademarks and trade names identified in purchase transactions are amortized using the straight-line method over periods ranging from 15 to 40 years. Effective October 1, 1998, Penton changed its estimated useful life on goodwill associated with trade show acquisitions from 40 years to 20 years. The change decreased 1998 net income by $0.3 million, or $0.01 per share. The change was made to better reflect the estimated useful life of goodwill and to be consistent with prevalent industry practice.

     Other intangibles developed internally or acquired in purchase transactions, consisting of non-compete agreements, customer mailing lists, exhibitor lists, patents and copyrights, are being amortized using the straight-line method over their estimated useful lives, ranging from 3 to 15 years.

     Amortization expense amounted to approximately $26.6 million, $23.0 million and $4.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets, including goodwill and intangible assets, may not be recoverable. Long-lived assets held for use are reviewed for impairment by comparing estimated undiscounted cash flows over remaining useful lives to net book value. When impairment is indicated for a long-lived asset held for use, the amount of impairment loss is the excess of net book value over fair value. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less cost of disposal. The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. At December 31, 2000, the Company recorded impairment charges related to certain assets, as discussed in Note 16.

DEFERRED FINANCING COSTS

     Costs incurred in obtaining long-term financing are included in "Other intangibles" in the accompanying Consolidated Balance Sheets, and are amortized over the terms of the related indebtedness.

                               PENTON MEDIA, INC.

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

     At December 31, 2000 and 1999, the effects of swap transactions were immaterial and recorded in interest expense. There were no swap agreements in effect at December 31, 1998.

REVENUE RECOGNITION

     Advertising revenues from Penton's trade magazines are recognized in the month the publications are mailed. Amounts received in advance of trade shows and conferences are deferred until the month the events are held. As such, revenues from trade shows and conferences are recognized in the month the events are held. Web site revenues, which include primarily advertising revenues, are recognized on a straight-line basis over the contract term. Licensing revenues are recognized on a straight-line basis over the term of the license agreement.

ADVERTISING AND PROMOTION EXPENSES

     Advertising and promotion costs are expensed as incurred. These costs amounted to $26.1 million, $18.2 million and $12.4 million in 2000, 1999 and 1998, respectively.

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

TRANSLATION OF FOREIGN CURRENCIES

     The functional currency of Penton's foreign operations is their local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. dollars at the rates of exchange at December 31, 2000, and 1999; income and expense are translated at the average rates of exchange prevailing during the applicable year. There were no significant foreign currency gains or losses in 2000, 1999 or 1998. The effects of translation are included in "Accumulated other comprehensive income" in shareholders' equity.

EARNINGS PER SHARE

     Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share assumes the exercise of all options which are dilutive, whether exercisable or not.

                               PENTON MEDIA, INC.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Penton was required to adopt this statement in the first quarter of 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of adoption of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 was subsequently amended by SFAS 138 "Accounting for Certain Derivative and Certain Hedging Activities -- an Amendment of FASB Statement No 133" (SFAS 138). Penton is required to adopt this statement effective January 1, 2000. Even though Penton has entered into interest rate cap, collar and swap agreements, management does not believe that these statements, when adopted, will have a material impact on Penton's business, results of operations or financial condition.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provided guidance on applying existing generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 during the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on the Company.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

NOTE 3 -- ACQUISITIONS

2000 ACQUISITIONS

     In November 2000, Penton acquired the stock of Group Computing for $0.2 million in cash. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $0.2 million is being amortized over 20 years. Group Computing serves Lotus professionals through its magazine and online resources.

     In September 2000, Penton acquired the stock of Duke Communications International ("Duke") for $100.0 million in cash plus contingent consideration of up to $50 million based on the achievement of specified business targets through 2002. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $103.3 million is being amortized over periods ranging from 15 to 40 years. Duke is a leading integrated media company serving the Windows 2000 and AS/400 operating systems markets.

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

     In September 2000, Penton acquired the stock of Streaming Media, Inc., for $65.0 million in cash plus contingent consideration of up to $35 million based on the achievement of specified business targets in 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $62.9 million is being amortized over periods ranging from 15 to 20 years. Streaming Media, Inc. is a leading integrated media company serving the streaming media market.

                               PENTON MEDIA, INC.

     In July 2000, Penton acquired the stock of Meko Ltd. ("Meko") of Surrey, UK, for $0.3 million in cash. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $0.3 million is being amortized over 20 years. Meko Ltd. is a provider of newsletters, comprehensive market studies, and custom information services for the European computer display market.

     In July 2000, Penton acquired the assets of National Advisory Group ("NAG") for $1.5 million in cash. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $1.4 million is being amortized over 20 years. NAG is a trade group serving the convenience store and petroleum marketing industry through its business development services and its conferences.

     In May 2000, Penton purchased 50% of the outstanding stock of a German Corporation, ComMunic GmbH, which produces trade shows, conferences and business publications in Germany and its German speaking neighboring countries. ComMunic serves the Internet, telecommunications and other growing technology markets. Penton paid approximately $1.4 million in cash with the potential for future contingent payments in 2000 and 2001 tied to future earnings. At December 31, 2000, Penton accrued contingent payments of approximately $2.9 million.

     In February 2000, Penton acquired the assets of Profit.Net, Inc. for $0.4 million in cash and contingent payments of up to $0.1 million in 2000. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $0.4 million is being amortized over 5 years. The assets of Profit.Net, Inc. include bakery-net.com, a Web site for the commercial baking market. At December 31, 2000, Penton accrued contingent payments of $0.1 million.

1999 ACQUISITIONS

     In December 1999, Penton completed the acquisition of the assets of Nutracon for $3.1 million in cash. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $3.1 million is being amortized over 20 years. Nutracon is a conference serving the functional foods/ nutraceutical market.

     In October 1999, Penton acquired all the outstanding stock of Stardust.com and simultaneously purchased the net assets of Stardust Technologies Inc. (collectively "Stardust"), for a combined purchase price of $4.0 million in cash and future contingent payments of up to $5.0 million tied to future earnings of Stardust through the year 2002. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $3.7 million is being amortized over 20 years. Stardust, through its Web portal site, conferences, forums and newsletters, facilitates collaboration among Internet technology standards bodies, technology product vendors and the IT user community to speed market adoption of next-generation Internet technologies. At December 31, 2000, Penton accrued contingent payments of approximately $1.7 million.

     In August 1999, Penton completed the asset acquisition of Multimedia Week for $0.2 million in cash. Multimedia Week is a weekly publication that features IPOs and venture capital tracking, in-depth product and technology spotlights, information about new and emerging technologies, and market data.

     In May 1999, Penton acquired substantially all of the assets of New Hope. In full consideration for the transfer of the assets, Penton agreed to pay a total purchase price of up to $97.0 million for New Hope. The purchase price comprised $41.0 million in cash and $41.0 million (2,102,564 shares) in common stock which were paid and issued at the closing. New Hope is eligible to earn a contingent payment of up to $15.0 million to be paid half in cash and half in common stock, based on New Hope's performance for the fiscal years 1999, 2000 and 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $78.2 million is being amortized over periods ranging from 20 to 40 years. New Hope is a leading business media company serving the natural products industry through trade shows, conferences,

                               PENTON MEDIA, INC.

magazines and Web sites. At December 31, 2000 and 1999, Penton accrued contingent payments of approximately $10.1 million and $2.3 million, respectively. The 2000 contingent payment was paid all in cash.

     In May 1999, Penton completed the acquisition of Jon Peddie Associates for $1.3 million in cash and contingent payments of up to $3.0 million tied to future earnings of Jon Peddie through the year 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $1.0 million is being amortized over 40 years. At December 31, 1999, Penton accrued $1.0 million for the 1999 contingent payout. No amounts were accrued for 2000. Jon Peddie is an information company that conducts research, publishes market studies and special reports, and provides consulting services to the electronics, semiconductor and digital media industries.

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

1998 ACQUISITIONS

     In November 1998, Penton completed a cash tender offer for all the outstanding shares of Mecklermedia Corporation ("Mecklermedia"). Each Mecklermedia shareholder received $29.00 in cash for each share of common stock held. The total value of the transaction was $273.8 million, funded with the net proceeds from Penton's credit facility. Simultaneous with the completed transaction, Penton sold an 80.1% equity interest in internet.com Corporation to Alan M. Meckler for $18.0 million (see Note 6) and renamed Mecklermedia Internet World Media, Inc ("IWM"). The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $244.0 million is being amortized over periods ranging from 20 to 40 years. Penton increased its goodwill by $1.5 million in 1999 as a result of resolving certain contingencies existing at the date of acquisition. IWM is a business media company serving the Internet market through publications, trade shows and conferences, and Web sites.

     In August 1998, Penton completed the acquisition of DM Publishing for $7.0 million in cash, 1,541,638 shares of Penton common stock and an additional $3.0 million in cash based on DM Publishing's pre-tax income for the years 1998 and 1999. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $31.3 million is being amortized over 40 years.

NOTE 4 -- DISCONTINUED OPERATIONS

     During the first quarter of 2000, Penton completed the sale of the net assets of its Direct Mail segment for $4.0 million in cash. An additional operating loss through the date of sale of $0.08 million, net of a tax benefit of $0.06 million, was recorded and classified as loss on sale of discontinued operations in the accompanying financial statements for the year ended December 31, 2000. This was in addition to the $0.06 million that was accrued in 1999.

                               PENTON MEDIA, INC.

     Operating results for the discontinued Direct Mail segment for 1999 and 1998 are as follows (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1999           1998
                                                              ----------     ----------
Revenues....................................................   $12,199        $13,779
                                                               -------        -------
Loss before income tax benefit..............................      (464)        (1,316)
Benefit for income taxes....................................      (186)          (527)
                                                               -------        -------
Loss from discontinued operations...........................   $  (278)       $  (789)
                                                               =======        =======

     On November 30, 1999, Penton sold its Printing segment, realizing cash proceeds of $31.0 million. The sale resulted in a gain of $9.3 million, net of $6.2 million in income taxes. Operating results of the discontinued Printing segment for 1999 and 1998 are as follows (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1999           1998
                                                              ----------     ----------
Revenues....................................................   $10,424        $11,657
                                                               -------        -------
Income before income tax expense............................       531            821
Provision for income taxes..................................       220            328
                                                               -------        -------
Income from discontinued operations.........................   $   311        $   493
                                                               =======        =======

NOTE 5 -- PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited pro forma financial information for the years ended December 31, 2000 and 1999, assumes that the 1999 and 2000 acquisitions occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt, offering proceeds used directly for acquisitions and related income tax effects. The pro forma information excludes the effects of synergies and cost reduction initiatives directly related to all acquisitions. These actions have already commenced and are expected to continue in the year 2001.

                               PENTON MEDIA, INC.

     The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had these transactions been consummated at the beginning of the period presented (in thousands, except per share data):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Pro forma revenues..........................................   $449,366      $376,205
                                                               ========      ========
Pro forma income (loss) from continuing operations..........   $ 72,710      $ (1,093)
                                                               ========      ========
Pro forma net income (loss) applicable to common
  shareholders..............................................   $ 72,625      $   (813)
                                                               ========      ========
Per share data:
Earnings per common share -- basic:
  Income (loss) from continuing operations..................   $   2.29      $  (0.04)
  Discontinued operations...................................         --          0.31
  Extraordinary item........................................         --         (0.30)
                                                               --------      --------
  Net income (loss).........................................   $   2.29      $  (0.03)
                                                               ========      ========
Earnings per common share -- diluted:
  Income (loss) from continuing operations..................   $   2.27      $  (0.04)
  Discontinued operations...................................         --          0.31
  Extraordinary item........................................         --         (0.30)
                                                               --------      --------
  Net income (loss).........................................   $   2.27      $  (0.03)
                                                               ========      ========

     The pro forma information above does not include the operations of Jon Peddie and Multimedia Week, which were acquired in 1999, and Profit.Net, Inc. and ComMunic, which were acquired in 2000, as the historical information is immaterial.

NOTE 6 -- INVESTMENTS

     In November 1998, Penton entered into a joint venture agreement with Mr. Meckler, formerly associated with Mecklermedia, with respect to internet.com, LLC. As part of the acquisition of Mecklermedia, Penton sold 80.1% of its interest in internet.com, LLC to Mr. Meckler; other ownership interests were contributed to internet.com, LLC management such that Penton's ownership interest decreased to 19.0%. In April and June 1999, Penton contributed $0.4 million in cash and exercised a warrant for $3.0 million in cash, respectively, increasing its ownership interest from 19.0% to 27.4%.

     In June 1999, internet.com, LLC converted into a corporation and completed its initial public offering at $14.00 per share. At that time, Penton received 5,483,383 shares in exchange for its interest in internet.com, LLC, retaining a 23.4% ownership interest. In July 1999, Penton sold 510,000 shares of internet.com Corporation stock as part of internet.com Corporation's initial public offering over-allotment option, which reduced Penton's ownership interest to 21.25%. Penton received cash of $6.6 million, net of expenses, and recognized a gain of $5.9 million. In February 2000, Penton sold 2.0 million shares of internet.com Corporation stock as part of a 3.75 million-share offering. Penton received cash of $113.1 million and recognized a pre-tax gain of approximately $110.2 million. At December 31, 2000, Penton maintains an 11.8% ownership interest, representing approximately 3.0 million shares, in internet.com Corporation.

     Prior to the sale of its shares in February 2000, Penton did not have significant influence over the operating affairs of internet.com Corporation and intended for its investment to be temporary; accordingly, Penton marked to market its investment in internet.com Corporation and continues to mark its investment to market as it is an available for sale security. At December 31, 2000, the fair market value of Penton's

                               PENTON MEDIA, INC.

investment totaled $17.7 million, including a cumulative mark to market adjustment of $13.4 million and related adjustment in long-term deferred taxes of $5.3 million and other comprehensive income of $8.0 million.

NOTE 7 -- DEBT

SENIOR SECURED CREDIT FACILITY

     Penton maintains a credit agreement with several banks under which it may borrow up to $340.0 million. The agreement provides for a revolving credit facility of up to $125.0 million, a long-term loan of $140.0 million ("Term Loan A") and a long-term loan of $75.0 million ("Term Loan B").

     The credit facility is collateralized by all tangible and intangible assets of Penton, including the equity interests in all of its U.S. subsidiaries and not less than 65% of the equity interests of any of its foreign subsidiaries. Under the terms of the agreement, Penton is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits Penton from incurring certain additional indebtedness; limits certain investments, advances or loans; and restricts substantial asset sales and cash dividends. At December 31, 2000, Penton was in compliance with all loan covenants.

     In October 2000, Penton amended its Credit Agreement to give the Company the option to increase, in the aggregate, its Term Loan A, Term Loan B and/or its Revolver by $100.0 million. The Term Loans and the Revolver cannot be increased on more than three separate occasions and any increase must take place by September 30, 2001.

     In April 2000, Penton amended its Credit Agreement to give the Company the flexibility to sell assets of up to $30.0 million and the ability to monetize the Company's joint venture investments.

     The revolving credit facility bears interest, at Penton's option, at either the Alternative Base Rate ("ABR"), defined as the higher of the Administrative Agent's Prime Rate or the Federal Funds Rate plus 0.50%, or at LIBOR, plus a rate margin ranging from 0.25% to 2.125% based on Penton's consolidated leverage ratio, as defined. Up to the full amount of the revolving credit facility may be borrowed, repaid and reborrowed until maturity on August 31, 2006; however, the revolving credit facility commitment shall be reduced as of September 30, 2003, by 7.5% per quarter until September 30, 2005, at which time it will be reduced by 10% per quarter until maturity. At December 31, 2000, $91.0 million was outstanding under the revolving credit facility. Penton has agreed to pay a commitment fee ranging from 0.375% to 0.50%, based on Penton's consolidated leverage ratio, on the average unused portion of the revolving credit facility commitment.

     Term Loan A bears interest, at Penton's option, at either the ABR rate or at LIBOR, plus a rate margin ranging from 0.25% to 2.125%, based on Penton's consolidated leverage ratio. Interest on ABR loans is payable quarterly in arrears, while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At December 31, 2000, the rate in effect was 7.9375%. The loan, which requires quarterly principal payments starting in September 2000, will mature on August 31, 2006. At December 31, 2000, $136.5 million was outstanding under Term Loan A.

     Term Loan B bears interest, at Penton's option, at either the ABR rate or at LIBOR, plus a rate margin ranging from 0.5% to 2.50%, based on Penton's consolidated leverage ratio. Interest on ABR loans is payable quarterly in arrears, while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At December 31, 2000, the rate in effect was 8.4375%. The loan requires quarterly principal payments of approximately $0.2 million starting in September 2000, and four balloon payments of $17.6 million beginning in September 2006, and will mature on August 31, 2007. At December 31, 2000, $74.6 million was outstanding under Term Loan B.

                               PENTON MEDIA, INC.

     As of December 31, 2000, the scheduled principal payments of the Term A and B loans for the next five years and thereafter are as follows (in thousands):

YEAR                                                             AMOUNT
----                                                            --------
2001........................................................    $ 11,250
2002........................................................      18,250
2003........................................................      25,250
2004........................................................      32,250
2005........................................................      35,750
Thereafter..................................................      88,375
                                                                --------
                                                                $211,125
                                                                ========

     In the third quarter of 1999, Penton recognized a non-cash extraordinary charge of approximately $6.3 million ($0.20 per share), net of $4.2 million in taxes, relating to the write-off of unamortized deferred finance costs associated with the former credit facility. In May 1999, Penton recognized a non-cash extraordinary charge of approximately $2.1 million ($0.08 per share), net of approximately $1.4 million in taxes, for the write-off of unamortized deferred finance costs upon the extinguishment of part of the outstanding former senior debt with the proceeds from the 6.5 million share common stock offering completed in May 1999.

     The Credit Agreement requires Penton to hedge not less than 50% of the term loans outstanding for a period of at least three years (see Note 8).

     Cash paid for interest for 2000, 1999 and 1998, was $19.5 million, $19.9 million and $5.5 million, respectively. Included in interest expense in the Consolidated Statements of Income are $3.6 million, $0.9 million and $0.01 million of interest income for 2000, 1999 and 1998, respectively.

NOTE 8 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The fair values of certain investments are determined using quoted market prices for those securities. The carrying amount of long-term debt approximates fair value, as the effective rates for these instruments are comparable to market rates at year-end.

     At December 31, 2000, Penton had the following interest rate instruments in effect that provide protection on the three-month LIBOR rate upon which Penton's variable-rate term loans are based (actual rate paid is LIBOR plus the respective margin) (in thousands):

                                                              NOTIONAL
                                                               AMOUNT     RATE      PERIOD
                                                              --------    ----    -----------
Interest rate swap..........................................  $26,875     6.22%    1/00-10/02
Interest rate swap..........................................  $35,832     6.77%    5/00-11/02
Interest rate swap..........................................  $25,000     7.09%    6/00-12/01
Interest rate swap..........................................  $17,916     5.95%    9/99-10/02
Interest rate cap...........................................  $26,875     8.50%   10/99-10/02
Interest rate cap...........................................  $28,500     8.50%     2/99-2/01

     At December 31, 2000 and 1999, the interest rate instruments, had fair values of $(1.2) million and $0.4 million, respectively. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter-parties as they are major financial institutions. The Company controls the credit risk of its interest rate swap agreements through credit approvals, limits and monitoring procedures.

                               PENTON MEDIA, INC.

NOTE 9 -- INCOME TAXES

     The source of income (loss) on continuing operations before income tax expense consists of (in thousands):

                                         2000       1999       1998
                                       --------    -------    -------
U.S. domestic........................  $135,164    $23,021    $20,359
Foreign..............................     6,070        974        269
                                       --------    -------    -------
                                       $141,234    $23,995    $20,628
                                       ========    =======    =======

     The provision for income taxes (benefits) on continuing operations in the consolidated statements of income is as follows (in thousands):

                                         2000       1999       1998
                                        -------    -------    -------
Current --
  Federal.............................  $51,052    $12,797    $11,379
  State and local.....................   12,828      2,837      2,423
  Foreign.............................    2,058        794        733
                                        -------    -------    -------
                                         65,938     16,428     14,535
                                        -------    -------    -------
Deferred --
  Federal.............................   (3,814)      (301)    (4,348)
  State and local.....................     (565)       (62)      (816)
  Foreign.............................       --         --         71
                                        -------    -------    -------
                                         (4,379)      (363)    (5,093)
                                        -------    -------    -------
                                        $61,559    $16,065    $ 9,442
                                        =======    =======    =======

     The consolidated provision for income taxes comprises the following (in thousands):

                                                    2000       1999       1998
                                                   -------    -------    ------
Provision for income taxes from continuing
  operations:....................................  $61,559    $16,065    $9,442
Provision for income taxes (benefit) from
  discontinued operations:.......................      (57)     5,805      (199)
Provision for income (benefit) from extraordinary
  item:..........................................       --     (5,600)       --
                                                   -------    -------    ------
Consolidated tax provision.......................  $61,502    $16,270    $9,243
                                                   =======    =======    ======

     The difference between the actual income tax provision on continuing operations and the tax provision computed by applying the statutory federal income tax rate of 35% to income before income taxes is as follows (in thousands):

                                                    2000       1999       1998
                                                   -------    -------    ------
Income tax at statutory rate.....................  $49,432    $ 8,398    $7,220
Tax effect of:
  State income taxes, net of federal benefit.....    7,766      1,804     1,049
  Non-deductible goodwill........................    5,104      4,830        --
  Non-deductible expenses........................      259        548     1,173
  Other items, net...............................   (1,002)       485        --
                                                   -------    -------    ------
Actual income tax provision......................  $61,559    $16,065    $9,442
                                                   =======    =======    ======
Effective income tax rate........................     43.6%      67.0%     45.8%
                                                   =======    =======    ======

                               PENTON MEDIA, INC.

     The components of deferred tax assets and liabilities at December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                2000        1999         1998
                                              --------    ---------    --------
Deferred tax assets --
  Deferred pension credits..................  $  6,100    $   6,532    $  7,087
  Accrued vacation..........................       889          989       1,335
  Bad debts.................................     1,963        1,551       2,541
  Reserves recorded for financial reporting
     purposes...............................     3,420        2,107       1,735
  Inventory capitalization..................       270          158         164
  Investment writedown......................     3,821           --          --
  Branch net operating losses...............     1,133          452          --
  Other.....................................        13           30         379
                                              --------    ---------    --------
          Total deferred tax assets.........    17,609       11,819      13,241
                                              --------    ---------    --------
Deferred tax liabilities --
  Mark to market adjustment for
     securities.............................    (5,340)    (101,070)         --
  Depreciation..............................      (896)      (1,366)     (3,312)
  Amortization..............................   (10,265)      (9,209)     (9,249)
  Trade show expenses.......................      (954)        (668)       (196)
  Other.....................................      (570)         (27)         --
                                              --------    ---------    --------
          Total deferred tax liabilities....   (18,025)    (112,340)    (12,757)
                                              --------    ---------    --------
Net deferred tax asset (liability)..........  $   (416)   $(100,521)   $    484
                                              ========    =========    ========

     These balances are allocated between "Current assets" and "Long-term liabilities" in the accompanying Consolidated Balance Sheets.

     The net change from the net deferred liability as of December 31, 2000, and the net deferred liability as of December 31, 1999, is primarily the result of the mark to market adjustment for investments, with such change having a balance sheet impact only.

     For 2000, 1999, and 1998, cash paid for income taxes was $71.6 million, $13.9 million and $10.0 million, respectively.

NOTE 10 -- EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

     Penton has various non-contributory retirement plans covering substantially all current and former domestic employees. Retirement benefits for employees in foreign countries generally are provided by national statutory programs. Benefits for domestic employees are based on years of service and annual compensation as defined by each plan.

                               PENTON MEDIA, INC.

     The following table sets forth the funded status of the plan and amounts recognized in the Consolidated Balance Sheets (in thousands):

                                                            2000        1999
                                                          --------    --------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation, January 1.........................  $ 37,433    $ 42,370
     Service cost.......................................     1,889       2,107
     Interest cost......................................     3,089       2,666
     Benefits paid......................................    (5,236)     (2,947)
     Actuarial (gain) loss..............................     3,555      (6,099)
     Plan amendments....................................       604          91
     Curtailments.......................................        --        (755)
                                                          --------    --------
  Benefit obligation, December 31.......................  $ 41,334    $ 37,433
                                                          ========    ========
CHANGE IN PLAN ASSETS
  Fair value of plan assets, January 1..................  $ 40,908    $ 37,800
     Actual return on plan assets.......................    10,100       6,055
     Benefits paid......................................    (5,236)     (2,947)
                                                          --------    --------
  Fair value of plan assets, December 31................  $ 45,772    $ 40,908
                                                          ========    ========
FUNDED STATUS OF THE PLAN
  Projected benefit obligation (in excess of) less than
     fair value of assets, December 31..................  $  4,503    $  3,475
  Unrecognized actuarial gain...........................   (20,795)    (19,926)
  Unrecognized prior service cost.......................       897       1,022
  Unrecognized net transition asset.....................        --        (840)
                                                          --------    --------
  Net deferred pension credits..........................  $(15,395)   $(16,269)
                                                          ========    ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
  Accrued benefit cost..................................  $(15,395)   $(16,269)
  Additional minimum liability..........................      (297)         --
  Intangible assets.....................................       297          --
                                                          --------    --------
  Net amount recognized, December 31....................  $(15,395)   $(16,269)
                                                          ========    ========
ASSUMPTIONS AS OF DECEMBER 31
  Discount rate
     Pre-Retirement.....................................      7.50%       8.00%
     Post-Retirement....................................      6.50%       7.00%
  Expected return on plan assets........................      9.00%       9.00%
  Weighted-average salary increase rate.................      5.00%       5.00%

                               PENTON MEDIA, INC.

     The following table summarizes the components of pension expense for the years ended December 31, (in thousands, except for percentages):

                                                   2000       1999       1998
                                                  -------    -------    -------
NET PERIODIC COST
  Service cost..................................  $ 1,889    $ 2,107    $ 1,684
  Interest cost.................................    3,089      2,666      2,488
  Expected return on assets.....................   (3,737)    (3,782)    (3,065)
  Amortization of:
     Transition asset...........................     (840)      (841)      (841)
     Prior service cost.........................      169        346        357
     Actuarial (gain) loss......................   (1,445)    (1,678)    (2,207)
                                                  -------    -------    -------
Net pension expense (income)....................  $  (875)   $(1,182)   $(1,584)
                                                  -------    -------    -------
Related to Printing segment:
  Cost of special termination benefits..........       --         91         --
  Curtailment gain..............................       --       (647)        --
                                                  -------    -------    -------
          Total net periodic pension cost
            (benefit)...........................  $  (875)   $(1,738)   $(1,584)
                                                  =======    =======    =======
ASSUMPTIONS AS TO PERIODIC PENSION COST
  Discount rate
     Pre-Retirement.............................     8.00%      7.75%      7.00%
     Post-Retirement............................     7.00%      6.75%      7.00%
  Expected return on plan assets................     9.00%      9.00%      7.00%
  Weighted-average salary increase rate.........     5.00%      5.00%      5.00%

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     In February 2000, the Board of Directors approved the addition of 10 key employees to participate in Penton's supplemental executive retirement plan ("SERP") in addition to the two executives already participating in the plan. The projected benefit obligation and accumulated benefit obligation, for the SERP plan, which has an accumulated benefit obligation in excess of plan assets, were $0.8 million and $0.5 million, respectively, as of December 31, 2000. Amounts in 1999 were immaterial. The SERP plan is an unfunded, non-qualified plan, and hence has no plan assets.

401(K) PLAN

     Effective September 1, 1998, the Company adopted the Penton Media, Inc. Retirement Savings Plan (the "401(k) Plan") covering substantially all domestic officers and employees. The 401(k) Plan permits participants to defer up to a maximum of 15% of their compensation. Penton matches 50% of the employee's contributions up to a maximum of 6% of the employee's annual compensation. The employee's contribution and Penton's matching contribution vest immediately. Penton's contributions to the 401(k) Plan for the years ended December 31, 2000, 1999, and 1998 were $1.7 million, $1.5 million and $0.4 million, respectively.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     Penton leases certain office space and equipment under non-cancelable operating leases. Some of the leases contain renewal options, and certain equipment leases include options to purchase during or at the end of the lease term. Following is a schedule of approximate annual future minimum rental payments required

                               PENTON MEDIA, INC.

under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2000 (in thousands):

YEARS ENDING
DECEMBER 31,
------------
2001........................................................    $ 8,257
2002........................................................      7,544
2003........................................................      6,731
2004........................................................      5,992
2005........................................................      5,549
Thereafter..................................................     19,801
                                                                -------
                                                                $53,874
                                                                =======

     On January 5, 2000, Penton signed a 10-year lease agreement to relocate its corporate headquarters. The lease begins on December 1, 2000, with annual minimum rental payments for 2001, 2002, 2003, 2004 and thereafter of $2.5 million, $2.6 million, $2.6 million, $2.6 million and $16.6 million, respectively. The lease provides that Penton pay taxes, maintenance, insurance and certain other operating expenses applicable to the premises. Penton has an option to extend this lease for two terms of five years each.

     Future minimum lease payments under capital leases are as follows (in thousands):

YEARS ENDING
DECEMBER 31,
------------
2001........................................................    $101
2002........................................................      57
2003 and Thereafter.........................................      17
Less: amount representing interest..........................     (17)
                                                                ----
Present value of net minimum lease payments.................     158
Less: current portion.......................................     (73)
                                                                ----
Long-term obligations (included in other long-term
  liabilities)..............................................    $ 85
                                                                ====

     For the years ended December 31, 2000, 1999, and 1998, the total rent expense (including taxes, insurance and maintenance when included in the rent) incurred by Penton was approximately $8.4 million, $7.5 million and $6.3 million, respectively.

     In connection with the acquisition of Mecklermedia, a lawsuit was brought against Penton by a former shareholder of Mecklermedia for an unspecified amount, as well as other relief. The plaintiff is claiming that Penton violated federal securities laws by selling Mr. Meckler an 80.1% interest in internet.com, LLC for what the plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia than was paid to the other shareholders of Mecklermedia. Penton believes that the allegations are without merit and intends to contest them vigorously. In January 2000, the United States District Court for the Southern District of New York denied class certification for this case. Two other former shareholders have since moved to intervene as plaintiffs and renewed the motion for class certification. This motion was also denied by the United States District court for the Southern District of New York.

     In the normal course of business, Penton is subject to a number of lawsuits and claims, both actual and potential in nature. While management believes that resolution of existing claims and lawsuits will not have a

                               PENTON MEDIA, INC.

material adverse effect on Penton's financial statements, management is unable to estimate the magnitude or financial impact of claims and lawsuits that may be filed in the future.

NOTE 12 -- COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

     In connection with the spinoff (see Note 1), Penton amended its Certificate of Incorporation in June 1998, to authorize capital stock consisting of 60,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of preferred stock, par value $0.01 per share. Immediately thereafter, Penton issued 21,240,000 shares of common stock in replacement of the 1,000 shares of $1 par value stock previously outstanding. An amount of $0.2 million was transferred from capital in excess of par value to common stock. The financial statements and related notes have been restated to reflect this re-capitalization retroactively. Penton's transfer agent and registrar for preferred and common shares is Computershare Investor Services LLC.

STOCK OFFERINGS

     In September 2000, Penton arranged a secondary offering in which existing shareholders, other than management, offered 3,638,320 shares of common stock at a price of $30.00 per share. The Company did not receive any proceeds from this offering.

     In May 1999, Penton completed a 6,500,000 common share offering. Penton offered 6,250,000 of the shares and existing shareholders offered 250,000 shares. The underwriters exercised their option to purchase an additional 180,000 shares from Penton and 795,000 shares from existing shareholders to cover over-allotments. Penton received net proceeds of approximately $118.4 million, which were used to repay debt, finance the acquisition of New Hope and for general corporate purposes. Penton did not receive any proceeds from the shares sold by the selling shareholders.

SHAREHOLDER RIGHTS AGREEMENT

     In June 2000, the Company adopted a Shareholder Rights Agreement (the "Rights Agreement"). Under the plan, the rights will initially trade together with the Company's common stock and will not be exercisable. In the absence of further board action, the rights generally will become exercisable and allow the holder to acquire the Company's common stock at a discounted price if any person or group acquires 20 percent or more of the outstanding shares of the Company's common stock. Rights held by the persons who exceed the applicable threshold will be void.

     Under certain circumstances, the rights will entitle the holder to buy shares in an acquiring entity at a discounted price. The plan also includes an exchange option. In general, after the rights become exercisable, the Penton board may, at its option, effect an exchange of part or all of the rights, other than rights that have become void, for shares of the Company's common stock. Under this option, the Company would issue one share of common stock for each right, subject to adjustment in certain circumstances.

     The Penton board may, at its option, redeem all rights for $0.01 per right, generally at any time prior to the rights becoming exercisable. The rights will expire June 27, 2010, unless earlier redeemed, exchanged or amended by the Penton board. The Rights Agreement has no impact on the financial statements or earnings per share.

EMPLOYEE STOCK PURCHASE PLAN

     Effective January 2000, the Company established an Employee Stock Purchase Plan, with the intent of aligning the interests of Penton's employees and its shareholders by allowing employees the opportunity to purchase shares of Penton. The plan allows employees to purchase common stock at 85% of the lower of the market price at the beginning or end of each quarter. This plan was deemed to be non-compensatory pursuant

                               PENTON MEDIA, INC.

to the appropriate sections of the Internal Revenue Service Codes. As of December 31, 2000, 38,002 shares were purchased by employees under this plan.

MANAGEMENT STOCK PURCHASE PLAN

     Effective January 2000, the Company established a Management Stock Purchase Plan for designated officers and other key employees. Participants in the plan may elect to receive restricted stock units ("RSUs") in lieu of a designated portion of up to 100% of their annual incentive bonus. Each RSU represents the right to receive one share of Penton common stock. RSUs are granted at a 20% discount from fair market value on the date awarded. RSUs vest two years after the date of grant and are settled in shares of common stock after a period of deferral (of no less than two years) selected by the participant, or upon termination of employment. In February 2001 and 2000, respectively, 31,942 RSUs and 25,507 RSUs were granted at a fair market value of $25.10 and $25.94 per share. As of December 31, 2000, 25,507 RSUs were outstanding. The discount is recorded as compensation expense over the vesting period.

EXECUTIVE LOAN PROGRAM

     In January 2000, the Company established the Executive Loan Program, which allowed Penton to issue an aggregate of up to 400,000 shares of Penton common stock at fair market value to six key executives, in exchange for recourse notes. In addition, on October 27, 2000, the Board of Directors authorized one additional executive to borrow up to $1.0 million under the Executive Loan Program for the purchase of Penton stock at fair value in exchange for a recourse note. All notes bear interest compounded semiannually, at a rate equal to the applicable interest rate as published by the Internal Revenue Service, and mature on or before the fifth anniversary of the first loan date. No principal or interest payments are required until maturity, at which time all outstanding amounts are due. At December 31, 2000, 410,000 shares had been issued under the Executive Loan Program and the outstanding loan balance was approximately $10.2 million (including $0.5 million of accrued interest), which is classified in the shareholders' equity section of the balance sheet as notes receivable from officers and directors.

EQUITY AND PERFORMANCE INCENTIVE PLAN

     Effective August 1998, Penton established the Equity and Performance Incentive Plan, a stock plan under which Penton may issue non-qualified stock options and other awards to key employees, including officers, up to an aggregate of 2,500,000 shares of common stock. Awards may be issued in the form of options to purchase shares of common stock, stock appreciation rights ("SARs"), restricted shares, deferred shares, performance shares and performance units.

     In 2000 and 1999, 719,654 shares and 405,749 shares, respectively, were granted under the Equity and Performance Incentive Plan, of which 548,600 and 349,500, respectively, were stock options; 0 and 56,249, respectively, were deferred shares; and 171,054 and 0, respectively, were performance shares.

  Stock Options

     Options granted under the plan generally vest equally over three years from the date of grant. However, most options granted are not exercisable until the third anniversary. All options granted pursuant to the plan will expire no later than 10 years from the date the option was granted.

                               PENTON MEDIA, INC.

     The following table presents a summary of Penton's stock option activity and related information for the years ended 1998, 1999 and 2000 (in thousands, except per share amounts):

                                             NUMBER OF OPTIONS
                                           ----------------------
                                           EMPLOYEES    DIRECTORS    WEIGHTED AVERAGE
                                           ---------    ---------    ----------------
Granted................................        686         69             $16.23
Exercised..............................         --         --                 --
Canceled...............................         (5)        --             $16.23
                                             -----         --
Balance, December 31, 1998.............        681         69
                                             -----         --
Granted................................        349         --             $21.50
Exercised..............................         (4)        --             $16.23
Canceled...............................        (65)        --             $17.70
                                             -----         --
Balance, December 31, 1999.............        961         69
                                             -----         --
Granted................................        519         30             $22.72
Exercised..............................        (37)        (8)            $17.63
Canceled...............................        (70)        --             $20.51
                                             -----         --
Balance, December 31, 2000.............      1,373         91
                                             =====         ==

     The following table summarizes information about stock options outstanding at December 31, 2000 (in thousands, except number of years and per share amounts):

               OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
--------------------------------------------------   --------------------------
                            WEIGHTED-
                             AVERAGE     WEIGHTED-      OPTIONS       WEIGHTED-
                 NUMBER     REMAINING     AVERAGE    EXERCISABLE AT    AVERAGE
                   OF      CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
EXERCISE PRICE   OPTIONS      LIFE         PRICE          2000          PRICE
--------------   -------   -----------   ---------   --------------   ---------
    $29.19 ...      20      9.8 years     $29.19           --              --
    $27.75 ...      16      9.4 years     $27.75           --              --
    $22.94 ...     484      9.2 years     $22.94           --              --
    $21.50 ...     298      8.1 years     $21.50           --              --
    $16.23 ...     646      7.5 years     $16.23           85          $16.23

  Deferred Shares

     As noted above, 56,249 deferred shares were granted in 1999. Of these shares, 47,553 shares vest on the third anniversary of the grant date, while the remaining 8,696 shares vest at the rate of 20% per year over a five-year period from date of grant. Compensation expense is being recognized over the related vesting period based on the fair value of the shares at the date of grant. During 2000 and 1999, approximately $0.4 million and $0.08 million, respectively, were charged to expense for these shares. The Board of Directors may authorize the payment of dividend equivalents on such shares on a current, deferred or contingent basis, either in cash or in additional shares of common stock. At December 31, 2000, no such authorization had been made.

                               PENTON MEDIA, INC.

  Performance Shares

     As noted above, during 2000, the Board of Directors approved grants for an aggregate of 171,054 performance shares to several key executives. Subject to the attainment of certain performance goals over a three-year period, from January 1, 2000 through December 31, 2002, each grantee is eligible to receive up to 150% of the granted shares. Performance shares are not issuable until earned. Compensation expense related to these shares is recorded over the performance period.

ACCOUNTING FOR STOCK-BASED COMPENSATION

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

     Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if Penton had accounted for its employee stock options under the fair value method of FAS 123. The weighted average fair value of options granted in 2000, 1999 and 1998 was $10.95, $5.07 and $3.70 respectively. For purposes of the pro forma presentation, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, under the following assumptions for 2000, 1999 and 1998:

                                           2000       1999       1998
                                          -------    -------    -------
Risk-free interest rate.................     5.06%      6.20%      5.40%
Dividend yields.........................     0.40%      0.50%      0.30%
Expected volatility.....................    55.93%     61.25%     70.60%
Expected life...........................  4 years    4 years    4 years

     Had compensation cost for Penton's stock-based compensation plans been determined based on the fair values of the options granted at the grant dates, consistent with FAS 123, Penton's net income and earnings per share would have been as follows (dollars in thousands, except per share data):

                                                               2000       1999      1998
                                                              -------    ------    -------
Net income applicable to common shareholders
  As reported...............................................  $79,590    $8,210    $10,890
  Pro forma.................................................  $77,406    $6,238    $10,007
Basic earnings per share
  As reported...............................................  $  2.51    $ 0.29    $  0.50
  Pro forma.................................................  $  2.44    $ 0.22    $  0.46
Diluted earnings per share
  As reported...............................................  $  2.49    $ 0.29    $  0.50
  Pro forma.................................................  $  2.42    $ 0.22    $  0.46

NOTE 13 -- RELATED-PARTY TRANSACTIONS

     Included in the Consolidated Statement of Income for 1998 is an allocation of corporate expenses related to services provided for Penton by Pittway. This allocation was based on an estimate of the incremental corporate expenses related to Penton's operations for the period presented, and, in the opinion of management, has been made on a reasonable basis. However, the allocation is not necessarily indicative of the level of expenses that might have been incurred had Penton been a separate company. The aggregate allocated costs

                               PENTON MEDIA, INC.

totaled $0.02 million for 1998. Penton's employees also participated in Pittway's pension plan. Certain Penton employees participated in Pittway's 1990 stock awards plan, for which Pittway allocated costs to Penton totaling $1.2 million in 1998.

     Other transactions between Penton and Pittway, consisting principally of taxes and other reimbursable expenses paid by Pittway, have been reflected in the 1998 financial statements as though on a stand-alone basis, except that no interest income or expense has been allocated on intercompany balances.

     Pittway utilized a centralized cash management system. Under this system, cash generated by Penton in excess of its cash requirements (including cash requirements for Penton's income taxes and other reimbursable expenses paid by Pittway) was transferred to Pittway. In August 1998, a final non-cash dividend of $12.2 million was made to Pittway.

NOTE 14 -- EARNINGS PER SHARE

     Earnings per share ("EPS") have been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

     Computations of basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands, except per share amounts):

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Income from continuing operations applicable to common
  shareholders..............................................  $79,675    $ 7,930    $11,186
                                                              =======    =======    =======
Number of shares:
Basic -- average shares outstanding.........................   31,730     28,108     21,882
Effect of dilutive securities:
  Stock options.............................................      280         71         --
  Deferred shares...........................................       --          3         --
  Contingent shares.........................................       --         27         --
                                                              -------    -------    -------
Diluted -- average shares outstanding.......................   32,010     28,209     21,882
                                                              =======    =======    =======
Per share amount:
Income from continuing operations
  Basic.....................................................  $  2.51    $  0.28    $  0.51
  Diluted...................................................  $  2.49    $  0.28    $  0.51

     Options to purchase 750,055 shares of common stock at $16.23 per share were outstanding at December 31, 1998, but were not included in the computation of diluted earnings per share because the options would have been anti-dilutive.

NOTE 15 -- COMPREHENSIVE INCOME

     Comprehensive income, which is displayed in the Consolidated Statements of Shareholders' Equity, represents net income plus the results of certain shareholder equity changes not reflected in the Consolidated Statements of Income.

                               PENTON MEDIA, INC.

     The after-tax components of other comprehensive income (loss) are as follows:

                                                                2000        1999       1998
                                                              --------    --------    -------
Net income..................................................  $ 79,590    $  8,210    $10,890
Change in unrealized gain (loss) on securities reported at
  fair value, net of tax of $29.3 million and $60.6 million
  in 2000 and 1999, respectively............................   (73,323)    151,605         --
Reclassification adjustment for gain on sale of securities,
  net of tax of $28.1 million in 2000.......................   (70,272)         --         --
Change in accumulated translation adjustments...............        95        (787)       (51)
                                                              --------    --------    -------
  Comprehensive income......................................  $(63,910)   $159,028    $10,839
                                                              ========    ========    =======

NOTE 16 -- BUSINESS RESTRUCTURING AND OTHER CHARGES

     In March 2000, Penton entered into a strategic alliance agreement with Cayenta, Inc. ("Cayenta"), a subsidiary of the Titan Corporation. Cayenta is a total service provider of end-to-end, e-commerce systems. As part of the agreement, Penton purchased 250,000 shares of Cayenta stock, which was recorded at its historical cost of $6.3 million due to the Company's inability to exert significant influence over Cayenta.

     In June 2000, Penton entered into a strategic investment and partnership agreement with LeisureHub.com, an online B2B trading community for the global leisure industry. Penton paid approximately $3.4 million for a 19.9% stake in the company. As Penton has the ability to exercise significant influence over LeisureHub.com, the Company accounts for its investment using the equity method of accounting.

     During the fourth quarter of 2000, the Company determined that its investments in Cayenta and Leisurehub.com had suffered declines in value that were other than temporary. The decision was based on current market conditions, economic outlook and the future viability of these companies. As a result, the Company recognized losses totaling $9.5 million and reduced its investment in Cayenta Inc., and Leisurehub.com to zero.

     The Company wrote off $2.1 million of impaired assets related to certain internally funded Internet media initiatives. The Company is adjusting its portfolio of Internet media products to focus on those that are demonstrating revenue growth, customer acceptance and near-term opportunity for profit. The impaired assets related to certain abandoned projects. The Company expects to take approximately $5.0 million in restructuring charges in the first quarter of 2001 as a result of these actions.

     In accordance with the Company's review of impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded approximately a $1.0 million non-cash charge in 2000 to write down the carrying value of certain leasehold improvements, furniture and fixtures, and computer equipment to fair value.

NOTE 17 -- SEGMENT INFORMATION

     Historically, Penton had three reportable segments: Media Services, Printing and Direct Mail. As discussed in Note 4, due to the sale of the Printing and Direct Mail segments, Penton currently has only one segment. The Media Services segment serves specific industries with integrated product offerings.

                               PENTON MEDIA, INC.

     Revenues by product offerings are as follows for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                               2000        1999        1998
                                                             --------    --------    --------
Publishing and other.......................................  $230,120    $202,472    $179,729
Trade shows and conferences................................   168,436      97,444      27,953
Internet...................................................     6,015         908          --
                                                             --------    --------    --------
                                                             $404,571    $300,824    $207,682
                                                             ========    ========    ========

     Domestic revenues of our products and services comprised $362.9 million, $277.3 million and $191.7 million of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Foreign revenues totaled $41.7 million, $23.5 million and $16.0 million of our revenues for the years ended December 31, 2000, 1999 and 1998, respectively, of which $15.6 million, $17.8 million and $12.0 million, respectively, were from the United Kingdom. No single customer accounted for 10% or more of sales during 2000, 1999, and 1998.

     Long-lived assets at December 31, 2000, 1999 and 1998 include $36.4 million, $31.3 million and $31.7 million, respectively, identified with foreign operations, substantially all of which are intangible assets, with the remaining assets identified with domestic operations. Long-lived assets from the United Kingdom comprise $29.8 million, $31.2 million and $31.7 million of these foreign assets.

NOTE 18 -- SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
           ACTIVITIES

INVESTING ACTIVITIES

     Penton assumed liabilities of approximately $21.0 million, $5.6 million and $5.1 million in connection with acquisitions completed in 2000, 1999 and 1998, respectively. In conjunction with the acquisition of New Hope in May 1999, Penton issued 2.1 million common shares valued at $41.0 million as consideration.

     In 2000 and 1999, Penton marked to market its investment in internet.com Corporation stock by approximately $13.4 million and $252.7 million respectively.

     At December 31, 1999, Penton had $4.2 million of net investment in discontinued operations for the Direct Mail segment and a related non-cash loss of $0.7 million.

FINANCING ACTIVITIES

     At December 31, 2000, 1999 and 1998, dividends of $1.0 million, $0.9 million and $0.7 million, respectively, were declared and not paid.

     In August 1998, a final non-cash dividend of $12.2 million was made to Pittway. In addition, 1,541,638 shares of common stock were issued in conjunction with the DM publishing acquisition.

     The foregoing transactions do not provide or use cash and, accordingly, are not reflected in the statements of cash flows.

                               PENTON MEDIA, INC.

NOTE 19 -- QUARTERLY RESULTS (UNAUDITED)

     Quarterly results of operations for the years ended December 31, 2000 and 1999 are shown below (dollars in thousands, except per share amounts):

                                                         2000 QUARTERS
                                            ---------------------------------------    TOTAL
                                             FIRST     SECOND     THIRD     FOURTH    FOR YEAR
                                            -------   --------   -------   --------   --------
Revenues..................................  $75,825   $109,058   $76,720   $142,968   $404,571
Operating income (loss)...................    3,384     24,574(b)    (714)   27,467(c)   54,711
Income (loss) from continuing
  operations..............................   66,423(a)    8,695   (1,244)     5,801(d)   79,675
Discontinued operations...................      (85)        --        --         --        (85)
Net income (loss).........................   66,338      8,695    (1,244)     5,801     79,590
Earnings per share (basic):
  Income (loss) from continuing
     operations...........................     2.10       0.27     (0.04)      0.18       2.51
  Discontinued operations.................       --         --        --         --         --
  Net income (loss).......................     2.10       0.27     (0.04)      0.18       2.51
Earnings per share (diluted):
  Income (loss) from continuing
     operations...........................     2.09       0.27     (0.04)      0.18       2.49
  Discontinued operations.................       --         --        --         --         --
  Net income (loss).......................     2.09       0.27     (0.04)      0.18       2.49

                                                         1999 QUARTERS
                                             --------------------------------------    TOTAL
                                              FIRST    SECOND     THIRD     FOURTH    FOR YEAR
                                             -------   -------   -------   --------   --------
Revenues...................................  $52,518   $78,792   $64,435   $105,079   $300,824
Operating income (loss)....................   (2,637)   14,705      (953)    28,275     39,390
Income (loss) from continuing operations...   (3,033)    2,710        (5)(e)    8,258    7,930
Discontinued operations....................      197       454       205      7,837      8,693(f)
Extraordinary item -- extinguishment of
  debt.....................................       --    (2,156)   (6,257)        --     (8,413)
Net income (loss)..........................   (2,836)    1,008    (6,057)    16,095      8,210
Earnings per share (basic and diluted):
  Income (loss) from continuing
     operations............................    (0.13)     0.10        --       0.26       0.28
  Discontinued operations..................     0.01      0.02      0.01       0.25       0.31
  Extraordinary item.......................       --     (0.08)    (0.20)        --      (0.30)
  Net income (loss)........................    (0.12)     0.04     (0.19)      0.51       0.29

     Income per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each quarter, and the sum of the quarters may not necessarily be equal to the full year income per share amount.
---------------
(a) Includes $110.2 million, or $2.08 per dilutive share, gain on sale of 2.0 million shares of internet.com Corporation stock.

(b) Includes $1.0 million, or $0.02 per dilutive share, impairment of assets.

(c) Includes $2.1 million, or $0.04 per dilutive share, impairment of Internet assets.

(d) Includes $9.5 million, or $0.18 per dilutive share, writedown of Internet investments.

(e) Includes $5.9 million, or $0.11 per dilutive share, gain on sale of 0.5 million shares of internet.com stock.

(f) Includes gain on disposal of the Printing segment of $9.3 million, net of tax, and loss on disposal of Direct Mail segment of $0.7 million, net of tax.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

                              BALANCE AT                                        BALANCE AT
                              BEGINNING     CHARGE TO                              END
                               OF YEAR      EXPENSES    OTHER(A)   DEDUCTIONS    OF YEAR
                              ----------    ---------   --------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS)
2000 -- Allowance for
doubtful accounts...........    $3,958       $1,714      $   --     $(1,809)      $3,863
1999 -- Allowance for
doubtful accounts...........    $4,899       $  943          --     $(1,884)      $3,958
1998 -- Allowance for
doubtful accounts...........    $2,406       $  282      $3,102     $  (891)      $4,899

---------------
(a) Acquisition date balances of acquired companies.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     Information required to be furnished in this part of the Form 10-K has been omitted because the Registrant will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 30, 2001.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the headings "Election of Directors," "Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the annual meeting of shareholders to be held on May 4, 2001, is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under the headings "Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report on Executive Compensation," and "Performance Graph" in the Registrant's Proxy Statement for the annual meeting of shareholders to be held on May 4, 2001, is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the annual meeting of shareholders to be held on May 4, 2001, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the headings "Certain Transactions" in the Registrant's Proxy Statement for the annual meeting of shareholders to be held on May 4, 2001, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report.

          1. Financial statements: The following documents are filed as part of this report.

           Report of Independent Accountants.

           Consolidated Balance Sheets as of December 31, 2000 and 1999.

           Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.

           Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

           Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

           Notes to Consolidated Financial Statements.

          2. Financial Statement Schedule: The following financial statement schedule of Penton Media, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Penton Media, Inc.

           Schedule II Valuation and Qualifying Accounts

           Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (b) Reports on Form 8-K

           DATE OF REPORT                                               ITEMS REPORTED
           --------------                                               --------------
           June 12, 2000................................  Item 5. Other Events
                                                          Item 7. Financial Information and Exhibits
           September 15, 2000...........................  Item 5. Other Events
                                                          Item 7. Financial Information and Exhibits
           September 28, 2000...........................  Item 5. Other Events
                                                          Item 7. Financial Information and Exhibits
           September 29, 2000...........................  Item 2. Acquisition of Assets
                                                          Item 7. Financial Information and Exhibits
           October 3, 2000..............................  Item 5. Other Events
                                                          Item 7. Financial Information and Exhibits

     (c) Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
    2.1       Asset Purchase Agreement, dated as of May 18, 1999, by and among Penton Media, Inc., New Hope Communications, Inc. and
              R. Douglas Greene (filed as Exhibit 2.0 to the Company's
              Form 8-K/A on August 10, 1999 and incorporated herein by
              reference). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon
              request.
    2.2       Combination Agreement, dated May 21, 1998, by and among
              Penton Media, Inc., D-M Acquisition Corp., Pittway
              Corporation, Donohue Meehan Publishing Company, William C.
              Donohue, and John J. Meehan (filed as Exhibit 2.1 to the
              Company's Registration Statement No. 33-56877 and
              incorporated herein by reference). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the
              Commission upon request.
    3.1       Restated Certificate of Incorporation of the Registrant
              (filed as Exhibit 3.1 to the Registrant's Registration
              Statement No. 333-56877 on Form S-1, dated August 5, 1998, and incorporated herein by reference).
    3.2       Amended and Restated Bylaws of the Registrant, filed
              herewith.
    4.1       Rights Agreement, dated as of June 9, 2000, between Penton
              Media, Inc. and Harris Trust and Savings Bank, as Rights
              Agent, including a Form of Certificate of Designation of
              Series A Junior Participating Preferred Stock as Exhibit A
              thereto, a Form of Right Certificate as Exhibit B thereto
              and a Summary of Rights to Purchase Preferred Stock as
              Exhibit C thereto (filed as Exhibit 4.1 to the Company's
              Form 8-K on June 12, 2000, and incorporated herein by
              reference).
   10.1       Credit Facility, dated September 1, 1999, between Penton
              Media, Inc., as borrower, the lenders listed therein, as
              lenders, Banc of America Securities, LLC, as syndication
              agent, The First National Bank of Chicago, as documentation agent and The Bank of New York, as administrative agent
              (filed as Exhibit 10.1 to the Company's Form 10-K on March
              30, 2000 and incorporated herein by reference).
   10.2       Amendment to Credit Facility, dated April 3, 2000, between
              Penton Media, Inc., as borrower, the lenders listed therein, as lenders, Banc of America Securities, LLC, as syndication agent, The First National Bank of Chicago, as documentation agent and The Bank of New York, as administrative agent
              (filed as Exhibit 10.1 to the Company's Form 10-Q on August
              14, 20000 and incorporated herein by reference).
   10.3       Amendment to Credit Facility, dated October 22, 2000,
              between Penton Media, Inc., as borrower, the lenders listed therein, as lenders, Banc of America Securities, LLC, as
              syndication agent, The First National Bank of Chicago, as
              documentation agent and The Bank of New York, as
              administrative agent, filed herewith.
                         MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
   10.4       Penton Media, Inc. Retirement Savings Plan (filed as Exhibit
              4.3 to the Company's Form S-8 on August 27, 1998, and
              incorporated herein by reference).
   10.5       Penton Media, Inc. Management Stock Purchase Plan (filed as
              Exhibit 4.3 to the Company's Form S-8 on March 21, 2000, and
              incorporated herein by reference).
   10.6       Penton Media, Inc. Employee Stock Purchase Plan (filed as
              Exhibit 4.3 to the Company's Form S-8 on November 17, 1999
              and incorporated herein by reference).
   10.7       Penton Media, Inc. Amended 1998 Director Stock Option Plan,
              filed herewith.
   10.8       Penton Media, Inc. Amended 1998 Equity and Performance
              Incentive Plan, filed herewith.
   10.9       Penton Media, Inc. Retirement Plan (filed as Exhibit 10.9 to the Company's Registration Statement No. 333-56877 and
              incorporated herein by reference).
   10.10      Penton Media, Inc. Senior Executive Bonus Plan (filed as
              Exhibit 10.8 to the Company's Form 10-K on March 30, 2000
              and incorporated herein by reference).
   10.11      Penton Media, Inc. Supplemental Executive Retirement Plan
              (As Amended and Restated Effective as of January 1, 2000
              (filed as Exhibit 10.9 to the Company's Form 10-K on March
              30, 2000 and incorporated herein by reference).

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
   10.12      Employment Agreement, dated July 16, 1998, between Penton
              Media, Inc. and David Nussbaum (file as Exhibit 10.4 to the
              Company's Form 10-Q on November 16, 1998 and incorporated
              herein by reference).
   10.13      Restated Employment Agreement, dated February 5, 1999,
              between Penton Media, Inc. and Thomas Kemp (filed as Exhibit
              10.13 to the Company's Form 10-K on March 31, 1999 and
              incorporated herein by reference).
   10.14      Restated Employment Agreement, dated February 10, 1999,
              between Penton Media, Inc. and Daniel J. Ramella (filed as
              Exhibit 10.14 to the Company's Form 10-K on March 31, 1999
              and incorporated herein by reference).
   10.15      Restated Employment Agreement, dated June 9, 2000, between
              Penton Media, Inc. and James W. Zaremba (filed as Exhibit
              10.2 to the Company's Form 10-Q on August 14, 2000 and
              incorporated herein by reference).
   10.16      Employment Agreement, dated August 24, 1999, between Penton
              Media, Inc. and Joseph G. NeCastro (filed as Exhibit 10.16 to the Company's Form 10-K on March 30, 2000 and
              incorporated herein by reference).
   10.17      Employment Agreement, dated August 24, 1999, between Penton
              Media, Inc. and Preston L. Vice (filed as Exhibit 10.17 to the Company's Form 10-K on March 30, 2000 and incorporated herein by reference).
   10.18      Employment Agreement, dated October 15, 2000, between Penton
              Media, Inc. and Darrell Denny, filed herewith.
   21.        Subsidiaries of Penton Media, Inc.
   23.        Consent of the Independent Accountants.
   24.        Powers of Attorneys.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          PENTON MEDIA, INC.

                                          By: /s/ JOSEPH G. NECASTRO
                                            ------------------------------------
                                            Name: Joseph G. NeCastro
                                            Title: Chief Financial Officer and
                                              Treasurer

Dated: March 29, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 29, 2001.

SIGNATURE                                       TITLE
---------                                       -----
/s/ THOMAS L. KEMP                              Chairman and Chief Executive Officer and
--------------------------------------------    Director (Principal Executive Officer)
Thomas L. Kemp

/s/ JOSEPH G. NECASTRO                          Chief Financial Officer and Treasurer
--------------------------------------------    (Principal Financial Officer)
Joseph G. NeCastro

/s/ JOCELYN A. BRADFORD                         Vice President and Controller
--------------------------------------------
Jocelyn A. Bradford

/s/                    *                        Director
--------------------------------------------
               Anthony Downs

/s/                    *                        Director
--------------------------------------------
             William J. Friend

/s/                    *                        Director
--------------------------------------------
               Paul W. Brown

/s/                    *                        Director
--------------------------------------------
                King Harris

/s/                    *                        Director
--------------------------------------------
             Daniel J. Ramella

/s/                    *                        Director
--------------------------------------------
             Edward J. Schwartz

/s/                    *                        Director
--------------------------------------------
               Don E. Schultz

/s/                    *                        Director
--------------------------------------------
              Richard B. Swank

/s/                    *                        Director
--------------------------------------------
             William B. Summers

SIGNATURE                                       TITLE
---------                                       -----

/s/                    *                        Director
--------------------------------------------
               John J. Meehan

/s/                    *                        Director
--------------------------------------------
             R. Douglas Greene

/s/                    *                        Director
--------------------------------------------
             David B. Nussbaum

---------------
* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above named officers and directors of Penton Media, Inc. and files herewith as
  Exhibit 24 on behalf of Penton Media, Inc. and each such person.

March 29, 2001

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

    2.2       Combination Agreement, dated May 21, 1998, by and among
              Penton Media, Inc., D-M Acquisition Corp., Pittway
              Corporation, Donohue Meehan Publishing Company, William C.
              Donohue, and John J. Meehan (filed as Exhibit 2.1 to the
              Company's Registration Statement No. 33-56877 and incorporated herein by reference). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.
    3.1       Restated Certificate of Incorporation of the Registrant
              (filed as Exhibit 3.1 to the Registrant's Registration
              Statement No. 333-56877 on Form S-1, dated August 5, 1998, and incorporated herein by reference).
    3.2 Amended and Restated Bylaws of the Registrant, filed herewith.
    4.1       Rights Agreement, dated as of June 9, 2000, between Penton
              Media, Inc. and Harris Trust and Savings Bank, as Rights
              Agent, including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A thereto, a Form of Right Certificate as Exhibit B thereto and a Summary of Rights to Purchase Preferred Stock as Exhibit C thereto (filed as Exhibit 4.1 to the Company's
              Form 8-K on June 12, 2000, and incorporated herein by reference).
   10.1       Credit Facility, dated September 1, 1999, between Penton
              Media, Inc., as borrower, the lenders listed therein, as lenders, Banc of America Securities, LLC, as syndication agent, The First National Bank of Chicago, as documentation agent and The Bank of New York, as administrative agent
              (filed as Exhibit 10.1 to the Company's Form 10-K on March
              30, 2000 and incorporated herein by reference).
   10.2       Amendment to Credit Facility, dated April 3, 2000, between
              Penton Media, Inc., as borrower, the lenders listed therein, as lenders, Banc of America Securities, LLC, as syndication agent, The First National Bank of Chicago, as documentation agent and The Bank of New York, as administrative agent
              (filed as Exhibit 10.1 to the Company's Form 10-Q on August
              14, 20000 and incorporated herein by reference).
   10.3       Amendment to Credit Facility, dated October 22, 2000 between
              Penton Media, Inc., as borrower, the lenders listed therein, as lenders, Banc of America Securities, LLC, as syndication agent, The First National Bank of Chicago, as documentation agent and The Bank of New York, as administrative agent, filed herewith.
               MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
   10.4       Penton Media, Inc. Retirement Savings Plan (filed as Exhibit
              4.3 to the Company's Form S-8 on August 27, 1998, and incorporated herein by reference).
   10.5       Penton Media, Inc. Management Stock Purchase Plan (filed as
              Exhibit 4.3 to the Company's Form S-8 on March 21, 2000, and incorporated herein by reference).
   10.6       Penton Media, Inc. Employee Stock Purchase Plan (filed as
              Exhibit 4.3 to the Company's Form S-8 on November 17, 1999 and incorporated herein by reference).
   10.7 Penton Media, Inc. Amended 1998 Director Stock Option Plan, filed herewith.
   10.8       Penton Media, Inc. Amended 1998 Equity and Performance
              Incentive Plan, filed herewith.
   10.9 Penton Media, Inc. Retirement Plan (filed as Exhibit 10.9 to the Company's Registration Statement No. 333-56877 and incorporated herein by reference).
   10.10      Penton Media, Inc. Senior Executive Bonus Plan (filed as
              Exhibit 10.8 to the Company's Form 10-K on March 30, 2000 and incorporated herein by reference).

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
   10.11      Penton Media, Inc. Supplemental Executive Retirement Plan
              (As Amended and Restated Effective as of January 1, 2000
              (filed as Exhibit 10.9 to the Company's Form 10-K on March
              30, 2000 and incorporated herein by reference).
   10.12      Employment Agreement, dated July 16, 1998, between Penton
              Media, Inc. and David Nussbaum (file as Exhibit 10.4 to the
              Company's Form 10-Q on November 16, 1998 and incorporated
              herein by reference).
   10.13      Restated Employment Agreement, dated February 5, 1999,
              between Penton Media, Inc. and Thomas Kemp (filed as Exhibit
              10.13 to the Company's Form 10-K on March 31, 1999 and
              incorporated herein by reference).
   10.14      Restated Employment Agreement, dated February 10, 1999,
              between Penton Media, Inc. and Daniel J. Ramella (filed as
              Exhibit 10.14 to the Company's Form 10-K on March 31, 1999
              and incorporated herein by reference).
   10.15      Restated Employment Agreement, dated June 9, 2000, between
              Penton Media, Inc. and James W. Zaremba (filed as Exhibit
              10.2 to the Company's Form 10-Q on August 14, 2000 and
              incorporated herein by reference).
   10.16      Employment Agreement, dated August 24, 1999, between Penton
              Media, Inc. and Joseph G. NeCastro (filed as Exhibit 10.16 to the Company's Form 10-K on March 30, 2000 and
              incorporated herein by reference).
   10.17      Employment Agreement, dated August 24, 1999, between Penton
              Media, Inc. and Preston L. Vice (filed as Exhibit 10.17 to the Company's Form 10-K on March 30, 2000 and incorporated herein by reference).
   10.18      Employment Agreement, dated October 15, 2000, between Penton
              Media, Inc. and Darrell Denny, filed herewith.
   21.        Subsidiaries of Penton Media, Inc.
   23.        Consent of the Independent Accountants.
   24.        Powers of Attorneys.