Form 10-Q
period 2001-03-31
PENTON MEDIA INC
filed 2001-05-15
CIK 1062441

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                     -------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14337
                                                -------

                               PENTON MEDIA, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

       DELAWARE                                         36-2875386
       --------                                         ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

1300 East Ninth Street, Cleveland, OH                     44114
--------------------------------------                  ---------
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

                                                         Yes X  No
                                                            ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 11, 2001).

                             Common Stock 31,927,910

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
                    Consolidated Balance Sheets -
                      As of March 31, 2001 and December 31, 2000                 3 - 4

                    Consolidated Statements of Income -                              5
                      For the Three Months Ended March 31, 2001 and 2000

                    Consolidated Statements of Cash Flows -                      6 - 7
                      For the Three Months Ended March 31, 2001 and 2000

                    Notes to Consolidated Financial Statements                  8 - 18

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited; Dollars in thousands)

                                                                                 March 31,         December 31,
                                                                                   2001                2000
                                                                                ----------         -----------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                                     $   15,193          $   11,605
  Accounts and notes receivable, less allowance for doubtful
    accounts of $6,796 and $3,863 in 2001 and 2000, respectively                    70,691              70,059
  Inventories                                                                        1,687                 798
  Deferred tax asset                                                                 5,562               5,562
  Prepayments, deposits and other                                                   18,697              11,763
                                                                                ----------         -----------
                                                                                   111,830              99,787
                                                                                ----------         -----------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land, buildings and improvements                                                   8,845               8,205
  Machinery and equipment                                                           65,725              63,998
                                                                                ----------         -----------
                                                                                    74,570              72,203
  Less: Accumulated depreciation                                                    39,525              36,706
                                                                                ----------         -----------
                                                                                    35,045              35,497
                                                                                ----------         -----------
OTHER ASSETS:
  Goodwill, less accumulated amortization of
    $56,097 and $49,142 in 2001 and 2000, respectively                             576,656             574,626
  Other intangibles, less accumulated amortization of
    $16,585 and $14,901 in 2001 and 2000, respectively                              52,936              54,122
  Investments                                                                       10,779              17,725
                                                                                ----------         -----------
                                                                                   640,371             646,473
                                                                                ----------         -----------
                                                                                $  787,246         $   781,757
                                                                                ==========         ===========




















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited; Dollars in thousands)

                                                                                 March 31,         December 31,
                                                                                   2001                2000
                                                                                ----------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Senior debt facility                                                          $   13,000         $    11,250
  Accounts payable                                                                  10,873              12,054
  Income taxes payable                                                                   -               3,260
  Accrued earnouts                                                                   2,868              14,704
  Accrued compensation and benefits                                                 12,777              18,485
  Other accrued expenses                                                            18,093              15,024
  Unearned income, principally trade
    show and conference deposits                                                    54,599              55,772
                                                                                ----------         -----------
                                                                                   112,210             130,549
                                                                                ----------         -----------
LONG-TERM LIABILITIES AND DEFERRED CREDITS:
  Revolving credit facility                                                        126,000              91,000
  Senior debt facility                                                             196,188             199,875
  Notes payable                                                                      3,513                   -
  Net deferred pension credits                                                      15,517              15,395
  Deferred tax liability                                                             3,224               5,978
  Other                                                                              2,245               2,391
                                                                                ----------         -----------
                                                                                   346,687             314,639
                                                                                ----------         -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, none issued                                                           -                   -
  Common stock                                                                         319                 318
  Capital in excess of par value                                                   227,948             226,446
  Retained earnings                                                                110,510             112,745
  Notes receivable officers/directors                                              (10,845)            (10,207)
  Accumulated other comprehensive income                                               417               7,267
                                                                                ----------         -----------
                                                                                   328,349             336,569
                                                                                ----------         -----------
                                                                                $  787,246          $  781,757
                                                                                ==========          ==========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
       (Unaudited; Dollars and shares in thousands, except per share data)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                 2001                2000
                                                                              ---------            --------
REVENUES                                                                    $  112,693            $  75,825
                                                                            ----------            ---------
OPERATING EXPENSES:
  Editorial, production and circulation                                         40,841               30,309
  Selling, general and administrative                                           51,944               34,479
  Depreciation and amortization                                                 11,579                7,653
  Restructuring charges                                                          5,567                    -
                                                                            ----------            ---------
                                                                               109,931               72,441
                                                                            ----------            ---------
OPERATING INCOME                                                                 2,762                3,384
                                                                            ----------            ---------
OTHER EXPENSE (INCOME):
  Interest expense, net of interest earned                                       6,001                2,735
  Gain on sale of investments                                                       -              (110,210)
  Miscellaneous, net                                                              (51)                   20
                                                                            ----------            ---------
                                                                                 5,950             (107,455)
                                                                            ----------            ---------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                                                (3,188)             110,839

PROVISION (BENEFIT) FOR INCOME TAXES                                            (1,910)              44,416
                                                                            ----------            ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                        (1,278)              66,423

LOSS FROM OPERATIONS OF DISCONTINUED
   BUSINESS, (less applicable income tax benefit of $57 in 2000)                    -                   (85)
                                                                            ----------            ---------

NET INCOME (LOSS)                                                           $   (1,278)           $  66,338
                                                                            ==========            =========
EARNINGS PER COMMON SHARE - Basic:
  Income (loss) from continuing operations                                  $    (0.04)           $    2.10
  Discontinued operations                                                           -                    -
                                                                            ----------            ---------
  Net income (loss)                                                         $    (0.04)           $    2.10
                                                                            ===========           =========
EARNINGS PER COMMON SHARE - Diluted:
  Income (loss) from continuing operations                                  $    (0.04)           $    2.09
  Discontinued operations                                                           -                    -
                                                                            ----------            ---------
  Net income (loss)                                                         $    (0.04)           $    2.09
                                                                            ==========            =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
      Basic                                                                     31,876               31,577
                                                                            ==========            =========
      Diluted                                                                   31,876               31,789
                                                                            ==========            =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                        (Unaudited; Dollars in thousands)

                                                                         2001            2000
                                                                       ---------       ---------
Cash flows from operating activities:
Net income (loss)                                                      $  (1,278)      $  66,338
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
         Depreciation and amortization                                    11,579           7,653
         Gain on sale of investments                                        --          (110,210)
         Loss from discontinued operations                                  --                85
         Retirement and deferred compensation plans                          123            --
         Provision for losses on accounts receivable                         459             264
         Restructuring charge                                              5,567            --
         Changes in assets and liabilities,
            excluding effects from acquisitions and dispositions:
               Accounts and notes receivable                              (1,005)         (2,078)
               Inventories                                                  (889)           (232)
               Prepayment and deposits                                    (5,540)         (1,914)
               Accounts payable and accrued expenses                     (16,284)         39,308
               Unearned income                                            (2,451)         15,755
               Other changes, net                                           (208)            105
                                                                       ---------       ---------
Net cash provided by (used for) operating activities                      (9,927)         15,074
                                                                       ---------       ---------
Cash flows from investing activities:
  Capital expenditures                                                    (2,385)         (3,025)
  Acquisitions and investments, net of cash acquired                      (5,018)         (6,772)
  Earnouts paid                                                          (11,975)         (4,780)
  Proceeds from sale of internet.com Corporation stock                      --           113,100
  Net proceeds from sale of discontinued operations                         --             4,000
                                                                       ---------       ---------
Net cash provided by (used for) investing activities                     (19,378)        102,523
                                                                       ---------       ---------
Cash flows from financing activities:
    Proceeds from senior debt facility                                    35,000            --
    Repayment of senior debt facility                                     (1,938)           --
    Employee stock purchase plan payments                                    (23)           --
    Proceeds from deferred shares and options exercised                      888             138
    Dividends paid                                                          (955)           (939)
                                                                       ---------       ---------
Net cash provided by (used for) financing activities                      32,972            (801)
                                                                       ---------       ---------
Effect of exchange rate changes on cash                                      (79)            (43)
                                                                       ---------       ---------
    Net increase in cash and cash equivalents                              3,588         116,753
Cash and cash equivalents at beginning of period                          11,605          30,370
                                                                       ---------       ---------
Cash and cash equivalents at end of period                             $  15,193       $ 147,123
                                                                       =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the three months ended March 31, 2001, Penton issued 20,000 shares to an officers under the executive loan program, marked to market its investment in internet.com Corporation stock by approximately $6.5 million and declared dividends of $1.0 million. In addition, Penton acquired Hillgate for approximately $4.1 million, of which $3.5 million was in the form of notes payable.

For the three months ended March 31, 2000, Penton issued 52,920 common shares valued at approximately $1.4 million in connection with New Hope's earnout. Penton also issued 400,000 shares during the quarter to officers and directors under the Company's executive loan program. In addition, Penton marked to market its investment in internet.com Corporation stock by approximately $119.3 million, and declared dividends of $0.9 million.

The foregoing transactions did not provide for or require the use of cash and, accordingly, are not reflected in the Consolidated Statements of Cash Flows.






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited; Dollars in thousands)


NOTE 1 - NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

         These consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

         The accompanying unaudited interim consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RECLASSIFICATIONS

         Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

USE OF ESTIMATES

         The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 -  ACQUISITIONS

2001 ACQUISITIONS

     During the first quarter of 2001, Penton acquired six companies for an aggregate purchase price of approximately $7.8 million in cash and $3.5 million in promissory notes, with potential contingent consideration of up to $2.9 million based on the achievement of specified business targets through 2003. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $7.2 million is being amortized over a period ranging from 5 to 40 years.

2000 ACQUISITIONS

     In addition, Penton acquired five companies for an aggregate purchase price of approximately $3.8 million in cash with potential consideration based on the achievement of specified business targets through 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $3.7 million is being amortized over a period ranging from 5 to 20 years.

2000 ACQUISITIONS

         In September 2000, Penton acquired the assets of Duke Communications International ("Duke") for $100.0 million in cash plus contingent consideration of up to $50.0 million based on the achievement of specified business targets through 2002. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $103.3 million is being amortized over periods ranging from 15 to 40 years. Duke is a leading integrated media company serving the AS/400 and Windows 2000 operating systems markets.

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

         In September 2000, Penton acquired the stock of Streaming Media, Inc. for $65.0 million in cash plus contingent consideration of up to $35.0 million based on the achievement of specified business targets in 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $62.9 million is being amortized over periods ranging from 15 to 20 years. Streaming Media, Inc., is a leading integrated media company serving the streaming media market.

2000 Acquisitions

         In addition, Penton acquired five companies for an aggregate purchase price of approximately $3.8 million in cash with potential contingent consideration based on the achievement of specified business targets through 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $3.7 million is being amortized over a period ranging from 5 to 20 years.

         For the three months ended March 31, 2001, Penton paid approximately $12.0 million in contingent consideration related to 2000 and 1999 acquisition, of which approximately $10.2 million was paid to New Hope.

NOTE 3 - DISCONTINUED OPERATIONS

         During the first quarter of 2000, Penton completed the sale of the net assets of its Direct Mail segment for $4.0 million in cash. An additional operating loss through the date of sale of $0.08 million, net of a tax benefit of $0.06 million, was recorded and classified as loss from operations of discontinued business in the accompanying consolidated financial statements for the three months ended March 31, 2000. This loss was in addition to the $0.06 million that was accrued in 1999.

NOTE 4 - INVESTMENTS

         In February 2000, Penton sold 2.0 million shares of internet.com Corporation stock as part of a 3,750,000 share offering. Penton received cash of $113.1 million and recognized a pre-tax gain of approximately $110.2 million. As of March 31, 2001, Penton maintains an 11.8% ownership interest, representing approximately 3.0 million shares, in internet.com Corporation. Penton does not have the ability to exercise significant influence, accordingly, the Company marks to market its investment in internet.com Corporation as it is an available for sale security. At March 31, 2001, Penton's investment totaled $10.8 million, including a cumulative mark to market adjustment in 2001 of $6.5 million, related adjustment in long-term deferred taxes of $2.6 million, and other comprehensive income of $3.9 million.

NOTE 5  - PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

                 The following unaudited pro forma financial information for the three months ended March 31, 2000 assumes that the 2000 acquisitions occurred as of the beginning of the period, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt and related income tax effects. The pro forma information excludes the effects of synergies and cost reduction initiatives directly related to all acquisitions. These actions have already commenced and are expected to continue in the year 2001. Pro forma results for the three months ended March 31, 2001 have not been presented because the impact of the 2001 acquisitions was immaterial.

         The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had these transactions been consummated at the beginning of the period presented (in thousands, except per share data):

                                                                    Three Months Ended
                                                                       March 31, 2000
                                                                       --------------
         Pro forma revenues                                            $     88,103
                                                                       ============
         Pro forma income from continuing operations                   $     63,020
                                                                       ============
         Pro forma net income                                          $     62,935
                                                                       ============
         Per share data:
              Earnings per common share - basic:
                 Income from continuing operations                     $       1.99
                                                                       ============
                 Net income                                            $       1.99
                                                                       ============
              Earnings per common share - diluted:
                 Income from continuing operations                     $       1.98
                                                                       ============
                 Net income                                            $       1.98
                                                                       ============

         The pro forma information above does not include the operations of the 2001 acquisitions as well as the acquisition of Profit.Net, Inc., Leisurehub.com and ComMunic, which were acquired in 2000, as the historical information is immaterial.

NOTE 6 - DEBT

         Penton maintains a credit agreement with several banks under which it may borrow up to $340.0 million. The agreement provides for a revolving credit facility of up to $125.0 million, a long-term loan of $140.0 million ("Term Loan A") and a long-term loan of $75.0 million ("Term Loan B").

         The credit facility is collateralized by all tangible and intangible assets of Penton, including the equity interests in all of its U.S. subsidiaries and not less than 65% of the equity interests of any of its foreign subsidiaries. Under the terms of the agreement, Penton is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits Penton from incurring certain additional indebtedness; limits certain investments, advances or loans; and restricts substantial asset sales and cash dividends. At March 31, 2001, Penton was in compliance with all covenants.

         In October 2000, Penton amended its Credit Agreement to give the Company the option to increase, in the aggregate, its Term Loan A, Term Loan B and/or its Revolver by $100.0 million. The Term Loans and the Revolver cannot be increased on more than three separate occasions, and any increase must take place by September 30, 2001.

         In April 2000, Penton amended its Credit Agreement to give the Company the flexibility to sell assets of up to $30.0 million and the ability to monetize the Company's joint venture investments.

         The revolving credit facility bears interest, at Penton's option, at either the Alternative Base Rate ("ABR"), defined as the higher of the Administrative Agent's Prime Rate or the Federal Funds Rate plus 0.50%, or at LIBOR, plus a rate margin ranging from 0.25% to 2.125% based on Penton's consolidated leverage ratio, as defined. Up to the full amount of the revolving credit facility may be borrowed, repaid and reborrowed until maturity on August 31, 2006; however, the revolving credit facility commitment shall be reduced as of September

30, 2003, by 7.5% per quarter until September 30, 2005, at which time it will be reduced by 10% per quarter until maturity. At March 31, 2001, $126.0 million was outstanding under the revolving credit facility. Penton has agreed to pay a commitment fee ranging from 0.375% to 0.50%, based on Penton's consolidated leverage ratio, on the average unused portion of the revolving credit facility commitment.

         Term Loan A bears interest, at Penton's option, at either the ABR rate or at LIBOR, plus a rate margin ranging from 0.25% to 2.125%, based on Penton's consolidated leverage ratio. Interest on ABR loans is payable quarterly in arrears, while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At March 31, 2001, the rate in effect was 6.3125%. The loan, which requires quarterly principal payments starting in September 2000, will mature on August 31, 2006. At March 31, 2001, $134.8 million was outstanding under Term Loan A.

         Term Loan B bears interest, at Penton's option, at either the ABR rate or at LIBOR, plus a rate margin ranging from 0.5% to 2.50%, based on Penton's consolidated leverage ratio. Interest on ABR loans is payable quarterly in arrears, while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At March 31, 2001, the rate in effect was 6.8125%. The loan requires quarterly principal payments of approximately $0.2 million starting in September 2000, and four balloon payments of $17.6 million beginning in September 2006, and will mature on August 31, 2007. At March 31, 2001 $74.4 million was outstanding under Term Loan B.

         The Credit Agreement requires Penton to hedge not less than 50% of the term loans outstanding for a period of at least three years (see Note 11).

         Cash paid for interest for the three months ended March 31, 2001 and 2000, was $5.4 million and $3.0 million, respectively. Included in interest expense in the Consolidated Statements of Income are $0.5 million and $1.6 million of interest income for the three months ended March 31, 2001 and 2000, respectively.

NOTE 7 - NOTES PAYABLE

         The Company's long-term notes payable at March 31, 2001 of $3.5 million represents indebtedness resulting from the acquisition of Hillgate in February 2001. The notes are denominated in British pounds, bear interest at 1% and mature in April 2002 ($2.9 million) and July 2004 ($0.6 million).

NOTE 8 - NET INCOME PER COMMON SHARE

         The following table sets forth the reconciliation of basic and diluted earnings per share (in thousands) for the three months ended March 31, 2001 and 2000:

                                               Three Month Period
                                                 Ended March 31,
                                              2001           2000
                                            --------       --------
Numerator:
  Income (loss) applicable to
      common shareholders                   $ (1,278)      $ 66,338
                                            ========       ========
Denominator (Number of shares):
  Basic - average shares outstanding          31,876         31,577

  Effect of dilutive securities:
     Stock options                              --              212
                                            --------       --------
  Diluted - average shares outstanding        31,876         31,789
                                            ========       ========

         Due to the net loss from operations for the three months ended March 31, 2001, any outstanding options, restricted stock units, deferred shares, and contingent shares would have been antidilutive. Accordingly, they were excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2000, restricted stock units, deferred shares, and contingent shares were not included as the effect would have been antidilutive.

NOTE  9 - COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

STOCK OFFERINGS

         In September 2000, Penton arranged a secondary offering in which existing stockholders, other than management, offered 3,638,320 shares of common stock at a price of $30.00 per share. The Company did not receive any proceeds from this offering.

STOCKHOLDERS RIGHTS AGREEMENT

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

         The Penton Board may, at its option, redeem all rights for $0.01 per right, generally at any time prior to the rights becoming exercisable. The rights will expire June 27, 2010, unless earlier redeemed, exchanged or amended by the Penton Board. The Rights Agreement has no impact on the consolidated financial statements or earnings per share.

EMPLOYEE STOCK PURCHASE PLAN

         Effective January 2000, the Company established an Employee Stock Purchase Plan, with the intent of aligning the interests of Penton's employees and its stockholders by allowing employees the opportunity to purchase shares of Penton. The plan, which was effective January 1, 2000, allows employees to purchase common stock at 85% of the lower of the market price at the beginning or end of each quarter. This plan was deemed to be non-compensatory pursuant to the appropriate sections of the Internal Revenue Service Codes.

MANAGEMENT STOCK PURCHASE PLAN

         Effective January 2000, the Company established a Management Stock Purchase Plan for designated officers and other key employees. Participants in the plan may elect to receive restricted stock units ("RSUs") in lieu of a designated portion of up to 100% of their annual incentive bonus. Each RSU represents the right to receive one share of Penton common stock. RSUs are granted at a 20% discount from fair market value on the date awarded. RSUs vest two years after the date of grant and are settled in shares of common stock after a period of deferral (of no less than two years) selected by the participant, or upon termination of employment. In February 2001 and 2000, 31,942 and 25,507 RSUs were granted at a fair market value of $25.10 and $25.94 per share, respectively. At March 31, 2001, 57,449 RSUs were outstanding. The discount is recorded as compensation expense over the minimum vesting period.

EXECUTIVE LOAN PROGRAM

         In January 2000, the Company established the Executive Loan Program, which allowed Penton to issue an aggregate of up to 400,000 shares of Penton common stock at fair market value to six key executives, in exchange for full recourse notes. In addition, on October 27, 2000, the Board of Directors authorized one additional executive to borrow up to $1.0 million under the Executive Loan Program for the purchase of Penton stock at fair value in exchange for a full recourse note. All notes bear interest compounded semiannually, at a rate equal to the applicable interest rate as published by the Internal Revenue Service, and mature on or before the fifth anniversary of the first loan date. No principal or interest payments are required until maturity, at which time all outstanding amounts are due.

         At March 31, 2001, 430,000 shares had been issued under the Executive Loan Program and the outstanding loan balance was approximately $10.8 million (including $0.7 million of accrued interest), which is classified in the Stockholders' Equity section of the balance sheet as notes receivable from officers and directors.

EQUITY AND PERFORMANCE INCENTIVE PLAN

Stock Options

         In February 2001 and 2000, 539,500 options and 512,600 options, respectively, were granted under the Company's Performance Incentive Plan. Options granted under the plan generally vest equally over three years from the date of grant. However, most options granted are not exercisable until the third anniversary. All options granted pursuant to the plan will expire no later than 10 years from the date the option was granted. Option grants do not have any associated compensation charge as all grants are issued at fair market value.

Deferred Shares

         At March 31, 2001 and 2000, 56,249 deferred shares, which were granted in 1999, were outstanding. Of these shares, 47,553 shares vest on the third anniversary of the grant date, while the remaining 8,696 shares vest at the rate of 20% per year over a five-year period from date of grant. Compensation expense is being recognized over the related vesting period based on the fair value of the shares at the date of grant. At March 31, 2001 and 2000, approximately $0.09 million, respectively, was charged to expense for these shares.

Performance Shares

         In February 2001, the Board of Directors approved a grant of 139,985 performance shares to certain key executives, subject to the attainment of certain performance goals over a three-year period from January 1, 2001, through December 31, 2003. The grantee is eligible to receive between 50% and 150% of the granted shares.

         In June 2000, the Board of Directors approved a grant of 20,000 performance shares to two key executives, subject to the attainment of certain performance goals over a three-year period, from January 1, 2000 through December 31, 2002. The grantee is eligible to receive between 10% and 150% of the granted shares.

         In February 2000, the Board of Directors approved a grant of 136,054 performance shares to certain key executives, subject to the attainment of certain performance goals over a three-year period from January 1, 2000, through December 31, 2002. For 99,000 of the shares, the grantee is eligible to receive between 50% and 150% of the granted shared.

         Performance shares are not issuable until earned. Compensation expense related to these shares is recorded over the performance period. For the three months ended March 31, 2001 and 2000, approximately $0.6 million, respectively, was charged to expense for these shares.

NOTE 10 - COMPREHENSIVE INCOME

         Total comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was $(8.1) million and $(13.3) million, respectively.

                                                                                                              Notes
                                             Current                       Capital in                       Receivable
                                          Comprehensive       Common        Excess of       Retained        Officers/
                                              Income           Stock        Par Value       Earnings        Directors
                                             ---------       ---------      ---------       ---------       ---------
Balance at December 31, 2000                 $    --         $     318      $ 226,446       $ 112,745       $ (10,207)
Dividends                                         --              --             --              (957)           --
Executive loan shares issued                      --              --              477            --              --
Receivable from officers/directors                --              --             --              --              (638)
Contingent shares issued                          --              --             --              --              --
Issuance of shares related to
  exercise of stock options                       --                 1          1,048            --              --
Employee Stock Purchase Plan                      --              --              (23)           --              --
Comprehensive Income:
   Net income                                   (1,278)           --             --            (1,278)           --
   Unrealized gain (loss) on securities
     reported at fair value                     (4,126)           --             --              --              --
   Net loss on cash flow hedges                 (2,177)           --             --              --              --
   Foreign currency translation
      adjustment                                  (547)           --             --              --              --
                                             ---------------------------------------------------------------------------
Balance at March 31, 2001                    $  (8,128)      $     319      $ 227,948       $ 110,510       $ (10,845)
                                             ===========================================================================


                                           Accumulated
                                              Other
                                           Comprehensive
                                              Income           Total
                                             ---------       ---------
Balance at December 31, 2000                 $   7,267       $ 336,569
Dividends                                         --              (957)
Executive loan shares issued                      --               477
Receivable from officers/directors                --              (638)
Contingent shares issued                          --              --
Issuance of shares related to
  exercise of stock options                       --             1,049
Employee Stock Purchase Plan                      --               (23)
Comprehensive Income:
   Net income                                     --            (1,278)
   Unrealized gain (loss) on securities
     reported at fair value                     (4,126)         (4,126)
   Net loss on cash flow hedges                 (2,177)         (2,177)
   Foreign currency translation
      adjustment                                  (547)           (547)
                                         ----------------------------
Balance at March 31, 2001                    $     417       $ 328,349
                                         =============================

NOTE 11 - HEDGING ACTIVITIES

ADOPTION OF FAS 133

         The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), on January 1, 2001.

         The Company recorded a $1.4 million, net-of-tax, cumulative-effect adjustment in other comprehensive income as of January 1, 2001. The transition adjustment recorded in other comprehensive income will be reclassified to earnings on a quarterly basis as interest payments occur. The Company expects that within the next twelve months it will reclassify to earnings $0.9 million of the transition adjustment that was recorded in accumulated other comprehensive income.

         During the first quarter, the Company had the following activity in other comprehensive income related to derivatives:

         Total cumulative effect of adoption on other comprehensive
              income, net of tax, at January 1, 2001                            $  1,351
         Net change related to current period hedging transactions                   941
         Net amount reclassified to earnings                                        (115)
                                                                                ---------
         Net deferred loss on cash flow hedges at March 31, 2001                $  2,177
                                                                                ========

ACCOUNTING POLICY FOR DERIVATIVES AND HEDGING ACTIVITIES

         All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a "fair value" hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); (3) a foreign-currency fair-value or cash flow hedge (a "foreign currency" hedge); (4) a hedge of a net investment in a foreign operation; or (5) an instrument that is held for trading or non-hedging purposes (a "trading" or "non-hedging" instrument).

         Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current-period earnings. The Company did not have any fair value hedges during the three months ended March 31, 2001.

         Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. The Company had interest rate swaps and caps which were designated as cash flow hedges for the three months ended March 31, 2001.

         Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a foreign-currency hedge is recorded in either current-period earnings or other comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, the changes in the derivative's fair value, to the extent that the derivative is effective as a hedge, are recorded in the cumulative-translation-adjustment account within other comprehensive income. Changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings. For the three months ended March 31, 2001, the Company did not have any foreign-currency or net investment hedges.

         The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash flow, or foreign-currency hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

         The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

         At March 31, 2001, Penton had the following derivative instruments in effect (in thousands):

                                 NOTIONAL
                                 AMOUNT        RATE        PERIOD
Interest rate swap               $26,875       6.22%     1/00-10/02
Interest rate swap               $35,832       6.77%     5/00-11/02
Interest rate swap               $25,000       7.09%     6/00-12/01
Interest rate swap               $17,916       5.95%     9/99-10/02
Interest rate cap                $26,875       8.50%     10/99-10/02

         At March 31, 2001 the interest rate instruments had fair values of ($2.8) million recorded in Other Accrued Expenses on the balance sheet. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap and cap agreements. However, the Company does not anticipate non-performance by the other counter-parties as they are major financial institutions. The Company controls the credit risk of its interest rate swap agreements through credit approvals, limits and monitoring procedures. The Company also maintains a policy of requiring that all swap derivative contracts be pursuant to the International Swaps and Derivatives Association Master Agreement.

RISK MANAGEMENT

         In the ordinary course of business, Penton is exposed to fluctuations in interest rates and foreign currency rates. Penton maintains assets and operations in Europe and Asia, and as a result, may be exposed to cost increases relative to the markets in which it sells; however, Penton does not manage this risk using derivative instruments. The Company is exposed to interest rate risk due to the variable interest rate of the $340 million Credit Agreement. The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Derivative instruments that are used as part of the Company's interest rate risk-management strategy include primarily interest rate swaps and interest rate caps.

CASH FLOW HEDGES

         The Company uses interest rate swaps to convert a portion of its variable-rate debt to fixed-rate debt. The specific terms and notional amounts of the swaps are determined based on management's assessment of future interest rates, the requirements under the Credit agreement (see Note 6), and other factors. The Company purchases interest rate caps to minimize its exposure to volatility in LIBOR. The level of fixed rate debt, after the effects of interest rate swaps and caps have been considered, is maintained at a level that is greater than 50% of the total Company debt.

         For the three months ended March 31, 2001, the Company recognized a net loss of $0.1 million (reported as interest expense in the Consolidated Statements of Income), which represents the total ineffectiveness of all cash flow hedges, including the time value of option contracts. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness except for the time value of interest rate caps (option contracts).

         During the three months ended March 31, 2001, the Company reclassified $0.1 million from accumulated other comprehensive income to current period earnings (reported as interest expense in the Consolidated Statements of Income). The net deferred loss recorded in accumulated other comprehensive income will be reclassified to earnings on a quarterly basis as interest payments occur. As of March 31, 2001, $1.0 million of deferred losses on derivative instruments accumulated in other comprehensive income is expected to be reclassified as earnings during the next twelve months. As of March 31, 2001, the maximum term over which the Company is hedging its exposure to the variability of future cash flows is nineteen months.

NOTE 12- RESTRUCTURING CHARGES

         Penton continues to adjust its portfolio of Internet media products to focus on those that are demonstrating revenue growth, customer acceptance and near-term opportunity for profit. To that end, Penton announced a restructuring program in February 2001 with the intent of discontinuing certain Internet operations that have significantly diminished expectations of future profitability. Penton incurred a pre-tax charge of $5.6 million for this restructuring program in the first quarter of 2001. The charge was reported as a component of operating expenses.

         An analysis of restructuring charges recorded in the Consolidated Statement of Income at March 31, 2001, and the amount accrued in the Consolidated Balance Sheet at March 31, 2001 is as follows:

         Description                                            Expense                  Accrued
         -----------                                            -------                  -------
         Severance, outplacement and
           other personnel costs (cash outlay)                  $ 1,913                  $    260
         Impaired assets (non-cash)                               2,054                       567
         Other exit costs (cash-outlay)                           1,600                     1,370
                                                                -------                   -------
           Total                                                $ 5,567                   $ 2,197
                                                                =======                   =======

         Asset impairment costs primarily included the write-off of capitalized software costs associated with the discontinuance of the industry exchange component of New Hope Natural Media's Healthwell.com. Employee termination costs are associated with the reduction of approximately 58 employees at Healthwell.com as well as a reduction of workforce in a number of other Internet initiatives throughout Penton. Employee termination costs included payments for severance and earned vacation as well as the costs of outplacement services and the provision of continued benefits to personnel. Other exit costs reflect expenses associated with office space under lease and other contractual obligations.

NOTE 13- SEGMENT INFORMATION

         Historically, Penton had three reportable segments: Media Services, Printing and Direct Mail. Due to the sale of the Printing segment in 1999 and the Direct Mail segment in 2000, Penton currently has only one segment. The Media Services segment serves specific industries with integrated product offerings.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000

REVENUES

         Total revenues increased $36.9 million, or 48.6%, from $75.8 million for the three months ended March 31, 2000 to $112.7 million for the same period in 2001.

         Publishing revenues increased $4.2 million, or 8.0%, from $52.9 million for the three months ended March 31, 2000 to $57.2 million in the same period in 2001, due primarily to the following: (i) the addition of Windows 2000 Magazine, Business Finance Magazine, SQL Magazine and the NEWS/400 magazine, which were part of the Duke acquisition in September 2000; (ii) the launch of Streaming Media magazine in the fourth quarter of 2000; (iii) year-over-year increases in Supply Chain Technology News and Transportation and Distribution magazines, and
(iv) the addition of Group Computing magazine, which was acquired in December 2000. These increases were offset somewhat by the discontinuance of the IW Growing Companies magazine during the first quarter of 2000, the absence of the Fluid Power Handbook and Directory, which is published every other year, and a significant decrease in revenues from Internet World magazine.

         Trade show and conference revenues increased $29.8 million, or 132.6%, from $22.5 million for the three months ended March 31, 2000 to $52.3 million for the same period in 2001, due primarily to the following: (i) the timing of the Internet World Spring and eCRM trade shows which were held in the first quarter of 2001 compared with the second quarter of 2000; and (ii) the successful launches of the Internet World Wireless East and ASPCON Spring shows in New York and the m-Commerce World show in London. These increases were somewhat offset by the move of the eCRM and Service Management Europe shows from the first quarter of 2000 to the second quarter of 2001.

         Web revenues increased $2.8 million from $0.4 million for the three months ended March 31, 2000 to $3.3 million for the same period in 2001, due primarily to the addition of Duke's Web business which was acquired in September 2000.

OPERATING EXPENSES:

         Operating expenses increased $37.5 million, or 51.8%, from $72.4 million for the three months ended March 31, 2000 to $109.9 million for the same period in 2001. As a percentage of revenues, operating costs increased from 95.5% in 2000 to 97.5% in 2001. The increase is due primarily to the addition of approximately $5.6 million in restructuring charges taken in the quarter. Excluding restructuring charges, operating costs, as a percentage of revenues, actually decreased from 95.5% to 92.6%. The improvement in operating expenses as a percentage of revenues was due primarily to higher margins earned from the trade shows held during the quarter, especially, Internet World Spring, offset in part by higher corporate costs and higher depreciation and amortization related to acquisitions and capitalized costs related to the move of the Company's corporate headquarters.

Editorial, Production and Circulation.

         Total editorial, production and circulation expenses grew to $40.8 million for the three months ended March 31, 2001 compared with $30.3 million for the same period in 2000, representing an increase of $10.5 million, or 34.7%. The increase was due primarily to the acquisitions of Duke, Streaming Media and PTS in September 2000, as well as costs associated with the Internet World Spring and eCRM trade shows, which were held in the second quarter of 2000.

           As a percentage of revenues, editorial, production and circulation expenses decreased from 40.0% in 2000 to 36.2% in 2001. The decrease was due largely to higher margins earned from the Internet World Spring trade show held during the quarter.

Selling, General and Administrative.

         Total selling, general and administrative expenses grew $17.5 million, or 50.7%, from $34.5 million for the three months ended March 31, 2000 to $51.9 million for the same period in 2001. The increase is primarily due to the acquisitions of Duke, Streaming Media and PTS in September 2000, as well as costs associated with the Internet World Spring and eCRM trade shows, which were held in the first quarter of 2001, compared with the second quarter of 2000, and increased corporate spending, especially related to health care costs.

         As a percentage of revenues, selling, general and administrative expenses increased from 45.5% in 2000 to 46.1% in 2001. The increase was due largely to an increase in corporate costs, especially related to health care.

Depreciation and Amortization.

         Depreciation and amortization increased $3.9 million, or 51.3%, to $11.6 million for the three months ended March 31, 2001. The higher expense was the result primarily of the amortization of intangible assets from acquisitions and higher depreciation associated with increased capital expenditures.

Restructuring Charge.

         As a result of the current economic environment, Penton continues to adjust its portfolio of Internet media products to focus on those initiative that are demonstrating revenue growth, customer acceptance and near-term opportunity for profit. To that end, Penton announced a restructuring program in February 2001 with the intent of discontinuing certain Internet operations that have failed to demonstrate prospects for future viability and profitability. Penton incurred a pre-tax charge of $5.6 million for this restructuring program in the first quarter of 2001. The charge was reported as a component of operating expenses. The following sets forth additional detail concerning the principal components of the charge:

         - Asset impairment costs totaled $2.1 million. These costs primarily included the write-off of capitalized software costs associated with the discontinuance of the industry exchange component of New Hope Natural Media's Healthwell.com.

         - Employee termination costs of $1.9 million associated with the reduction of 58 employees at Healthwell.com as well as a reduction of workforce in a number of other Internet initiatives throughout Penton. Employee termination costs included payments for severance and earned vacation as well as the costs of outplacement services and provision for certain continued benefits to terminated employees.

         - Charges of $1.6 million reflecting exit costs associated with office space under lease and other contractual obligations.

OPERATING INCOME

         Overall, Penton's operating income decreased $0.6 million, or 18.4%, from $3.4 million for the three months ended March 31, 2000 to $2.8 million for the same period in 2001. Operating income as a percentage of revenue decreased from 4.5% in 2000 to 2.5% in 2001 due primarily to the restructuring charges discussed above.

OTHER EXPENSE (INCOME)

         Interest expense increased $3.3 million to $6.0 million for the three months ended March 31, 2001, compared with $2.7 million for the same prior year period, due to a higher average debt balance outstanding for the three months ending March 31, 2001 when compared with the same prior year period, as well as a decrease in interest earned on the Company's cash balance compared with the prior year.

         In February 2000, Penton sold 2.0 million shares of internet.com Corporation stock as part of a 3,750,000 share secondary offering. Penton received cash of $113.1 million and recognized a pre-tax gain of approximately $110.2 million.

EFFECTIVE TAX RATES

         The effective tax rates from continuing operations were 60.0% and 40.0% for the three months ended March 31, 2001 and 2000, respectively. The increase in the effective tax rate is due to Penton's sale of a portion of its investment in internet.com Corporation in the first quarter of 2000. The sale resulted in the recognition of a gain of $110.2 million in pre-tax income, which was taxed at a rate of approximately 40.0%.

ADJUSTED EBITDA

         Net income (loss) before interest, taxes, depreciation and amortization, and nonrecurring items ("adjusted EBITDA") is a widely used and commonly reported standard measure utilized by analysts and investors in the analysis of the media industry. Adjusted EBITDA is not a measure of performance under GAAP because it excludes those items listed above that are significant components in understanding and evaluating the Company's financial performance. However, the following adjusted EBITDA information can provide additional information for determining the ability of the Company to meet its debt service requirements and for other comparative analyses of the Company's operating performance relative to other media companies. The Company's calculation of adjusted EBITDA is as follows (in thousands):

                                                                            Three Months Ended
                                                                                 March 31,
                                                                            2001            2000
                                                                         ---------       ---------
Net income (loss)                                                        $  (1,278)      $  66,338

Interest expense, net of interest earned                                     6,001           2,735
Gain on sale of investments                                                   --          (110,210)
Provision (benefit) for income taxes                                        (1,910)         44,416
Restructuring charges                                                        5,567            --
Depreciation and amortization                                               11,579           7,653
Loss from operations of discontinued business, net                            --                85
Miscellaneous, net                                                             (51)             20
                                                                         ---------       ---------
Adjusted EBITDA                                                          $  19,908       $  11,037
                                                                         =========       =========


  For the three months ended March 31, 2001, the Company's adjusted
EBITDA increased $8.9 million, or 80.4%, to $19.9 million from $11.0 million for the same period in 2000. The increase was due primarily to the following: (i) the timing of the Internet World Spring and eCRM trade shows, which were held in the second quarter of 2000 and in the first quarter of 2001; (ii) the acquisition of Duke in September 2000, and (iii) the successful launches of Streaming Media magazine and Internet World Wireless East, ASPCON Spring, and m-Commerce World trade shows. These increases were offset in part by a significant revenue decrease in Internet World magazine, the absence of the Fluid Power Handbook and Directory, which is published every other year, and was published in 2000, and higher corporate and period costs. Adjusted EBITDA margins increased to 17.7% for the quarter compared with 14.6% in the same year ago period primarily due to higher margins from the Internet World Spring show.

         Penton's calculation of adjusted EBITDA by product is as follows (in thousands):

                                        Three Months Ended
                                             March 31,
                                        2001           2000
                                      --------       --------
Publishing and other                  $  6,769       $ 11,044
       Trade shows & conferences        25,360          8,960
       Internet                           (987)          (785)
       Corporate                       (11,234)        (8,182)
                                      --------       --------
       Adjusted EBITDA                $ 19,908       $ 11,037
                                      ========       ========

         For the three months ended March 31, 2001, adjusted EBITDA for the Company's publishing operations decreased $4.3 million, or 38.7%, when compared with the same prior-year period. The adjusted EBITDA decrease for publishing operations were due primarily to the significant decrease in Internet World magazine and the absence of the Fluid Power Handbook and Directory which is published every other year.

         For the three months ended March 31, 2001, adjusted EBITDA for the Company's trade shows and conferences operations increased $16.4 million, when compared with the same prior year period. The increase was due primarily to: (i) the timing of the Internet World Spring and eCRM trade shows in the first quarter of 2001 compared with the second quarter of 2000; and (ii) the successful launches of the Internet World Wireless East and ASPCON Spring shows in New York and the m-Commerce World show in London.

         For the three months ended March 31, 2001, adjusted EBITDA for the Company's Internet operations increased from a loss of $0.8 million to a loss of $1.0 million. The increase was primarily due to the increase in various costs associated with the development of market-focused Web sites.

         For the three months ended March 31, 2001, corporate costs increased $3.1 million, when compared with the same prior year period. The increase was primarily due to the higher compensation expense and a significant year-over-year increase in healthcare costs.

FOREIGN CURRENCY

         The functional currency of the Company's foreign operations is their local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. Dollars at the rates of exchange on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. There were no significant foreign currency transaction gains or losses for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

          During the periods presented, Penton financed its operations primarily through cash generated from operating activities, borrowings under its credit facilities and the sale of investments and assets.

          Cash provided by (used for) operating activities was ($9.9) million, and $15.1 million for the three months ended March 31, 2001 and 2000, respectively. Operating cash flows for the three months ended March 31, 2001 reflect the Company's net loss of $1.3 million in addition to a net working capital decrease of approximately $26.4 million and non-cash charges (depreciation and amortization, and restructuring charge) of approximately $17.1 million.

          The decrease in operating cash flows for the three months ended March 31, 2001 compared to the same 2000 period was due primarily to decreases in working capital items. The most significant working capital changes in 2001 were attributable to prepayments and deposits, accounts payable and accrued expenses, and unearned income. The prepayments and deposits change is due primarily to the timing of when payments are made and when the shows are held. The change in accounts payable and accrued expenses is due primarily to timing of vendor and other payments. The change in unearned income is due to the timing of when events are held.

          Investing activities used $19.4 million in 2001, primarily for acquisitions (including Hillgate, NBI and TCI) and earnouts paid during the year, as well as capital expenditures. Investing activities provided $102.5 million in 2000, primarily from proceeds from the sale of 2.0 million shares of internet.com Corporation stock and proceeds from the sale of the Direct Mail segment. These proceeds were partially offset by the uses for acquisitions and investments (including Cayenta and bakery-net.com) and earnouts paid during the year, as well as capital expenditures.

          Financing activities provided $33.0 million in 2001, primarily from borrowings under the Company's revolving credit facility and proceeds from options exercised, offset partially by debt repayments and dividends paid to stockholders. Financing activities used $0.8 million in 2000, primarily for the payment of dividends to shareholders.

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

         On September 1, 1999, Penton entered into a credit agreement with several banks under which it can borrow up to $340.0 million. The agreement provides for a revolving credit facility of up to $125.0 million, a long-term loan of $140.0 million ("Term Loan A") and a long-term loan of $75.0 million ("Term Loan B"). The proceeds of this credit agreement were used to repay Penton's debt outstanding under the $325.0 million credit facility obtained when Penton purchased IWM. At March 31, 2001, Penton had $209.2 million outstanding under its term loans and $126.0 million outstanding under its revolving credit facility.

         On November 24, 1998, the Company entered into a credit agreement with several banks under which it could borrow up to $325.0 million. The agreement provided for a revolving loan facility of up to $25.0 million, a long-term loan of $175.0 million (Term A Loan) and a long-term loan of $125.0 million (Term B
Loan). The proceeds of this credit agreement were used to repay Penton's debt outstanding under the $75.0 million revolving credit facility obtained at the spinoff date and to purchase IWM (formerly known as Mecklermedia). On March 31, 1999, the Company and the banks amended this agreement to enable the Company to borrow an additional $15.0 million as part of the Term Loan B facility. In September 1999, this debt was refinanced with the current $340.0 million senior debt facility.

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

NEW ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Penton was required to adopt this statement in the first quarter of 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of adoption of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 was subsequently amended by SFAS 138 "Accounting for Certain Derivative and Certain Hedging Activities--an Amendment of FASB Statement No. 133" (SFAS 138). Penton adopted this statement effective January 1, 2001. See Note 11 for additional information.

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

         Penton maintains assets and operations in Europe, and as a result, may be exposed to cost increases relative to the markets in which it sells. At March 31, 2001, a hypothetical 10% strengthening of the U.S. dollar relative to the currencies of foreign countries in which Penton operates was not material.

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

(a) EXHIBITS

         None

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

Date:  May 15, 2001