Form 10-Q/A
period 2001-03-31
PENTON MEDIA INC
filed 2001-05-16
CIK 1062441

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                     -------------------------------------

                          FORM 10-Q/A Amendment No. 1

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

Selling, General and Administrative.

         Total selling, general and administrative expenses grew $17.5 million, or 50.7%, from $34.5 million for the three months ended March 31, 2000 to $51.9 million for the same period in 2001. The increase is primarily due to the acquisitions of Duke, Streaming Media and PTS in September 2000, as well as costs associated with the Internet World Spring and eCRM trade shows, which were held in the first quarter of 2001, compared with the second quarter of 2000, and increased corporate spending, especially related to healthcare costs.

         As a percentage of revenues, selling, general and administrative expenses increased from 45.5% in 2000 to 46.1% in 2001. The increase was due largely to an increase in corporate costs, especially related to healthcare.

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