Form 10-Q
period 2001-06-30
PENTON MEDIA INC
filed 2001-08-14
CIK 1062441

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

               -------------------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14337
                                                -------

                               PENTON MEDIA, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                        36-2875386
         --------                                        ----------
     (State of Incorporation)               (I.R.S. Employer Identification No.)


         1300 EAST NINTH STREET, CLEVELAND, OH              44114
         --------------------------------------             -----
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 10, 2001).

                            Common Stock 31,934,690

                               PENTON MEDIA, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                                                                                    PAGE
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at June 30, 2001 and December 31, 2000                 3

                  Consolidated Statements of Income for the Three and Six Months Ended
                     June 30, 2001 and 2000                                                          5

                  Consolidated Statements of Cash Flows for the Six Months Ended
                     June 30, 2001 and 2000                                                          6

                  Notes to Consolidated Financial Statements                                         7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                  25

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk                         34

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                               35

         Item 6.  Exhibits and Reports on Form 8-K                                                  36

         Signature                                                                                  37

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED; DOLLARS IN THOUSANDS)


                                                                       June 30,    December 31,
                                                                         2001          2000
                                                                      ----------   ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $  55,669    $  11,605
  Accounts and notes receivable, less allowance
   for doubtful accounts of $7,559 and $3,863
   in 2001 and 2000, respectively                                        71,463       70,059
  Inventories                                                             1,795          798
  Deferred tax assets                                                     5,562        5,562
  Prepayments, deposits and other                                        21,709       11,763
                                                                      ---------    ---------
                                                                        156,198       99,787
                                                                      ---------    ---------

PROPERTY, PLANT AND EQUIPMENT:
  Land, buildings and improvements                                        8,808        8,205
  Machinery and equipment                                                69,403       63,998
                                                                      ---------    ---------
                                                                         78,211       72,203
  Less: Accumulated depreciation                                        (41,868)     (36,706)
                                                                      ---------    ---------
                                                                         36,343       35,497
                                                                      ---------    ---------

OTHER ASSETS:
  Goodwill, less accumulated amortization of
    $63,082 and $49,142 in 2001 and 2000, respectively                  573,856      574,626
  Other intangibles, less accumulated amortization of
    $18,269 and $14,901 in 2001 and 2000, respectively                   52,758       54,122
  Investments                                                            11,894       17,725
                                                                      ---------    ---------
                                                                        638,508      646,473
                                                                      ---------    ---------
                                                                      $ 831,049    $ 781,757
                                                                      =========    =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED; DOLLARS IN THOUSANDS)


                                                                   June 30,      December 31,
                                                                     2001            2000
                                                                  ----------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Senior debt facility                                            $  14,750      $  11,250
  Accounts payable                                                    8,722         12,054
  Income taxes payable                                                    -          3,260
  Accrued earnouts                                                    2,868         14,704
  Accrued compensation and benefits                                  12,036         18,485
  Other accrued expenses                                             23,564         15,024
  Unearned income, principally trade
    show and conference deposits                                     47,392         55,772
                                                                  ---------      ---------
                                                                    109,332        130,549
                                                                  ---------      ---------

LONG-TERM LIABILITIES AND DEFERRED CREDITS:
  Revolving credit facility                                               -         91,000
  Senior debt facility                                              192,500        199,875
  Senior subordinated notes, net of discount                        180,836              -
  Notes payable                                                       3,526              -
  Net deferred pension credits                                       15,640         15,395
  Deferred tax liability                                              3,674          5,978
  Other                                                               3,395          2,391
                                                                  ---------      ---------
                                                                    399,571        314,639
                                                                  ---------      ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued                                            -              -
  Common stock                                                          319            318
  Capital in excess of par value                                    228,105        226,446
  Retained earnings                                                 104,069        112,745
  Notes receivable officers/directors                               (11,289)       (10,207)
  Accumulated other comprehensive income                                942          7,267
                                                                  ---------      ---------
                                                                    322,146        336,569
                                                                  ---------      ---------
                                                                  $ 831,049      $ 781,757
                                                                  =========      =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
       (UNAUDITED; DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          Three Months Ended                 Six Months Ended
                                                                June 30,                           June 30,
                                                        ----------------------             ----------------------
                                                           2001        2000                   2001         2000
                                                        ---------    ---------             ---------    ---------
REVENUES                                                $ 106,777    $ 109,058             $ 219,470    $ 184,883
                                                        ---------    ---------             ---------    ---------

OPERATING EXPENSES:
  Editorial, production and circulation                    43,171       34,895                84,012       65,204
  Selling, general and administrative                      47,692       41,162                99,636       75,641
  Impairment of assets                                          -        1,051                     -        1,051
  Restructuring charge                                          -            -                 5,567            -
  Depreciation and amortization                            11,135        7,376                22,714       15,029
                                                        ---------    ---------             ---------    ---------
                                                          101,998       84,484               211,929      156,925
                                                        ---------    ---------             ---------    ---------

OPERATING INCOME                                            4,779       24,574                 7,541       27,958
                                                        ---------    ---------             ---------    ---------

OTHER INCOME (EXPENSE):
  Interest expense, net of interest earned                 (6,249)      (2,441)              (12,250)      (5,176)
  Gain on sale of investments                                   -            -                     -      110,210
  Miscellaneous, net                                       (1,501)        (424)               (1,450)        (444)
                                                        ---------    ---------             ---------    ---------
                                                           (7,750)      (2,865)              (13,700)     104,590
                                                        ---------    ---------             ---------    ---------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                           (2,971)      21,709                (6,159)     132,548

PROVISION FOR INCOME TAXES                                  2,512       13,014                   602       57,430
                                                        ---------    ---------             ---------    ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS                   (5,483)       8,695                (6,761)      75,118

LOSS FROM OPERATIONS OF
   DISCONTINUED BUSINESS, NET                                   -            -                     -          (85)
                                                        ---------    ---------             ---------    ---------

NET INCOME (LOSS)                                       $  (5,483)   $   8,695             $  (6,761)   $  75,033
                                                        =========    =========             =========    =========

EARNINGS PER SHARE - Basic
  Income (loss) from continuing operations              $   (0.17)   $    0.27             $   (0.21)   $    2.36
  Discontinued operations                                       -            -                     -            -
                                                        ---------    ---------             ---------    ---------
  Net income (loss)                                     $   (0.17)   $    0.27             $   (0.21)   $    2.36
                                                        =========    =========             =========    =========

EARNINGS PER SHARE - Diluted
  Income (loss) from continuing operations              $   (0.17)   $    0.27             $   (0.21)   $    2.35
  Discontinued operations                                       -            -                     -        (0.01)
                                                        ---------    ---------             ---------    ---------
  Net income (loss)                                     $   (0.17)   $    0.27             $   (0.21)   $    2.34
                                                        =========    =========             =========    =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
         Basic                                             31,930       31,814                31,904       31,769
                                                        =========    =========             =========    =========
         Diluted                                           31,930       32,051                31,904       32,006
                                                        =========    =========             =========    =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                        (UNAUDITED; DOLLARS IN THOUSANDS)


                                                                           2001          2000
                                                                        ----------   ----------
Net cash used for operating activities                                  $ (15,016)   $ (10,534)
                                                                        ---------    ---------

Cash flows from investing activities:
    Capital expenditures                                                   (5,448)      (5,833)
    Acquisitions and investments, net of cash acquired                     (8,285)     (12,592)
    Earnouts paid                                                         (11,975)      (4,780)
    Proceeds from sale of INT Media Group, Inc. stock                        --        113,100
    Net proceeds from sale of discontinued operations                        --          4,000
                                                                        ---------    ---------
Net cash provided by (used for) investing activities                      (25,708)      93,895
                                                                        ---------    ---------

Cash flows from financing activities:
    Proceeds from senior subordinated notes                               180,836         --
    Proceeds from $340 million senior debt facility                        45,000         --
    Repayment of $340 million senior debt facility                       (139,875)        --
    Employee stock purchase plan payments                                    (139)        --
    Proceeds from deferred shares and options exercised                     1,049          688
    Payment of financing costs                                                (85)        --
    Dividends paid                                                         (1,912)      (1,906)
                                                                        ---------    ---------
Net cash provided by (used for) financing activities                       84,874       (1,218)
                                                                        ---------    ---------

Effect of exchange rate changes on cash                                       (86)         (99)
                                                                        ---------    ---------
    Net increase in cash and equivalents                                   44,064       82,044
Cash and equivalents at beginning of period                                11,605       30,370
                                                                        ---------    ---------
Cash and equivalents at end of period                                   $  55,669    $ 112,414
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

NOTE 2 - ACQUISITIONS

2001 ACQUISITIONS

     In 2001, Penton acquired nine companies for an aggregate purchase price of approximately $9.7 million in cash and $3.5 million in promissory notes, with potential contingent consideration of up to $4.8 million based on the achievement of specified business targets through 2003. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $11.5 million is being amortized over a period ranging from 5 to 40 years.

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

     In September 2000, Penton acquired the stock of Streaming Media, Inc., for $65.0 million in cash plus contingent consideration of up to $35.0 million based on the achievement of specified business targets in 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $62.9 million is being amortized over periods ranging from 15 to 20 years. Streaming Media, Inc. is a leading integrated media company serving the streaming media market.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

     In addition, Penton acquired five companies in 2000 for an aggregate purchase price of approximately $3.8 million in cash with potential contingent consideration based on the achievement of specified business targets through 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $3.7 million is being amortized over a period ranging from 5 to 20 years.

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

NOTE 4 - INVESTMENTS

     In February 2000, Penton sold 2.0 million shares of INT Media Group, Inc. (formerly known as internet.com Corporation) stock as part of a 3.75 million-share secondary offering. Penton received cash of $113.1 million and recognized a pre-tax gain of approximately $110.2 million. As of June 30, 2000 Penton maintains an 11.8% ownership interest in INT Media Group, Inc., or approximately 3.0 million shares. Penton intends for its investment to be temporary; accordingly, Penton marks to market its investment in INT Media Group, Inc. At June 30, 2001, Penton's investment totaled $11.9 million, including a cumulative mark to market adjustment of $7.6 million and related adjustment in long-term deferred tax liability of $3.0 million and other comprehensive income of $4.6 million.

NOTE 5 - PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information for the six months ended June 30, 2000 assumes that the 2000 acquisitions occurred as of the beginning of the period, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt and related income tax effects. The pro forma information excludes the effects of synergies and cost reduction initiatives directly related to all acquisitions. These actions have already commenced and are expected to continue in the year 2001. Pro forma results for the six months ended June 30, 2001 have not been presented because the impact of the 2001 acquisitions was immaterial.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had these transactions been consummated at the beginning of the period presented (in thousands, except per share data):

                                                              Six Months Ended
                                                                June 30, 2000
                                                                -------------

         Pro forma revenues                                    $  217,726
                                                               ==========

         Pro forma income from continuing operations           $   72,174
                                                               ==========

         Pro forma net income applicable
              to common stockholders                           $   72,089
                                                               ==========

         Per share data:
              Earnings per common share - basic:
                 Income from continuing operations             $     2.29
                                                               ==========
                 Net income                                    $     2.28
                                                               ==========

              Earnings per common share - diluted:
                 Income from continuing operations             $     2.27
                                                               ==========
                 Net income                                    $     2.27
                                                               ==========

     The pro forma information above does not reflect the 2001 acquisitions or the operations of certain 2000 acquisitions, as the historical information is immaterial.

NOTE 6 - DEBT

SENIOR SUBORDINATED NOTES

     In June 2001, Penton issued $185.0 million of 10 3/8% Senior Subordinated Notes ("the Notes") due 2011 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. Interest is payable on the Notes semiannually on June 15 and December 15 of each year. The Notes are guaranteed, on a senior subordinated basis, by the Company's domestic subsidiaries and may be redeemed on or after June 15, 2006. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Notes before June 15, 2004 with the proceeds of certain equity offerings. The Notes were offered at a discount of $4.2 million to be amortized over the term of the Notes. Amortization of the discount was not material for the six month period ended June 30, 2001. Costs representing underwriting fees and other expenses of $0.6 million will be amortized over the term of the Notes. Net proceeds of $180.2 million were used to pay down $136.0 million outstanding under the Revolving Credit Facility. In addition, a portion of the Company's Term Loan A and B will be paid down on a pro rata basis (see Note 15 Subsequent Events). The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the credit facility. The Notes contain covenants that will, among other things, restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments, sell assets or enter into mergers or consolidations.

SENIOR CREDIT FACILITY

     Penton maintains a credit agreement with several banks under which it may borrow up to $340.0 million. The agreement provides for a revolving credit facility of up to $125.0 million, a long-term loan of $140.0 million ("Term Loan A") and a long-term loan of $75.0 million ("Term Loan B"). In October 2000, Penton amended its

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Credit Agreement to give the Company the option to increase, in the aggregate, its Term Loan A, Term Loan B and/or its Revolver by $100.0 million. The Term Loans and the Revolver cannot be increased on more than three separate occasions, and any increase must take place by September 30, 2001. Concurrent with the closing of the amendment, the Company obtained committed financing in the amount of $60.0 million of the $100.0 million under the Revolver, thereby increasing the total available under the Revolver to $185.0 million.

     The credit facility is collateralized by all tangible and intangible assets of Penton, including the equity interests in all of its U.S. subsidiaries and not less than 65% of the equity interests of any of its foreign subsidiaries. Under the terms of the agreement, Penton is required to meet certain covenants. The agreement also prohibits Penton from incurring certain additional indebtedness; limits certain investments, advances or loans; and restricts substantial asset sales and cash dividends. At June 30, 2001, Penton was in compliance with all covenants.

     The revolving credit facility bears interest, at Penton's option, at either the Alternative Base Rate ("ABR"), defined as the higher of the Administrative Agent's Prime Rate or the Federal Funds Rate plus 0.50%, or at LIBOR, plus a rate margin ranging from 0.25% to 2.125% based on Penton's consolidated leverage ratio, as defined. Up to the full amount of the revolving credit facility may be borrowed, repaid and reborrowed until maturity on August 31, 2006; however, the revolving credit facility commitment shall be reduced as of September 30, 2003, by 7.5% per quarter until September 30, 2005, at which time it will be reduced by 10% per quarter until maturity. At June 30, 2001, no amounts were outstanding under the revolving credit facility. Penton has agreed to pay a commitment fee ranging from 0.375% to 0.50%, based on Penton's consolidated leverage ratio, on the average unused portion of the revolving credit facility commitment. At June 30, 2001, $185.0 million was available under the facility.

     Term Loan A bears interest, at Penton's option, at either the ABR rate or at LIBOR, plus a rate margin ranging from 0.25% to 2.125%, based on Penton's consolidated leverage ratio. Interest on ABR loans is payable quarterly in arrears, while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At June 30, 2001, the rate in effect was 6.00%. The loan, which requires quarterly principal payments, will mature on June 30, 2006. At June 30, 2001, $133.0 million was outstanding under Term Loan A.

     Term Loan B bears interest, at Penton's option, at either the ABR rate or at LIBOR, plus a rate margin ranging from 0.5% to 2.50%, based on Penton's consolidated leverage ratio. Interest on ABR loans is payable quarterly in arrears, while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At June 30, 2001, the rate in effect was 6.50%. The loan requires quarterly principal payments of approximately $0.2 million, and four balloon payments of $17.6 million beginning in September 2006, and will mature on June 30, 2007. At June 30, 2001, $74.3 million was outstanding under Term Loan B.

     Cash paid for interest for the six months ended June 30, 2001 and 2000, was $9.0 million and $8.6 million, respectively. Included in interest expense in the Consolidated Statements of Income are $0.8 million and $3.5 million of interest income for the six months ended June 30, 2001 and 2000, respectively.

NOTES PAYABLE

     The Company's long-term notes payable at June 30, 2001 of $3.5 million represents indebtedness resulting from the acquisition of Hillgate in February 2001. The notes are denominated in British pounds, bear interest at 1% and mature in April 2002 ($2.9 million) and April 2004 ($0.6 million).

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 - NET INCOME PER COMMON SHARE

     The following table sets forth the reconciliation of basic and diluted weighted average shares (in thousands) for the three months and six months ended June 30, 2001 and 2000:


                                                  Three Month Period             Six Month Period
                                                     Ended June 30,                Ended June 30,
                                                  ------------------             ----------------
                                                    2001         2000             2001        2000
                                                    ----         ----             ----        ----
Numerator:
  Income (loss) applicable to
      common shareholders                         $ (5,483)   $  8,695          $ (6,761)   $ 75,033
                                                  ========    ========          ========    ========

Denominator (Number of shares):
  Basic - weighted average shares outstanding       31,930      31,814            31,904      31,769

  Effect of dilutive securities:
     Stock options                                    --           197              --           199
     Restricted stock units                           --            26              --            26
     Deferred shares                                  --            14              --            12
                                                  --------    --------          --------    --------

  Diluted - weighted average shares outstanding     31,930      32,051            31,904      32,006
                                                  ========    ========          ========    ========

     Due to the net loss from operations for the three and six months ended June 30, 2001, stock options, restricted stock units or deferred shares were excluded from the calculation of diluted earnings per share as the result would have been antidilutive.

NOTE 8-COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

STOCK OFFERINGS

     In September 2000, Penton arranged a secondary offering in which existing stockholders, other than management, offered 3,638,320 shares of common stock at a price of $30.00 per share. The Company did not receive any proceeds from this offering.

STOCKHOLDERS RIGHTS AGREEMENT

     In June 2000, the Company adopted a Stockholders Rights Agreement (the "Rights Agreement"). Under the plan, the rights will initially trade together with the Company's common stock and will not be exercisable. In the absence of further board action, the rights generally will become exercisable and allow the holder to acquire the Company's common stock at a discounted price if any person or group acquires 20 percent or more of the outstanding shares of the Company's common stock. Rights held by the persons who exceed the applicable threshold will be void.

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

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


amended by the Penton Board. The Rights Agreement has no impact on the consolidated financial statements or earnings per share.

EMPLOYEE STOCK PURCHASE PLAN

     Effective January 2000, the Company established an Employee Stock Purchase Plan, with the intent of aligning the interests of Penton's employees and its stockholders by allowing employees the opportunity to purchase shares of Penton at a discount. The plan, which was effective January 1, 2000, allows employees to purchase common stock at 85% of the lower of the market price at the beginning or end of each quarter. This plan was deemed to be non-compensatory pursuant to the appropriate sections of the Internal Revenue Service Codes.

MANAGEMENT STOCK PURCHASE PLAN

     Effective January 2000, the Company established a Management Stock Purchase Plan for designated officers and other key employees. Participants in the plan may elect to receive restricted stock units ("RSUs") in lieu of a designated portion of up to 100% of their annual incentive bonus. Each RSU represents the right to receive one share of Penton common stock. RSUs are granted at a 20% discount from fair market value on the date awarded. RSUs vest two years after the date of grant and are settled in shares of common stock after a period of deferral (of no less than two years) selected by the participant, or upon termination of employment. In February 2001 and 2000, 31,942 and 25,507 RSUs were granted at a fair market value of $25.10 and $25.94 per share, respectively. At June 30, 2001, 57,449 RSUs were outstanding. The discount is recorded as compensation expense over the minimum vesting period. For the six months ended June 30, 2001 and 2000, approximately $0.07 million and $0.02 million, respectively, was charged to expense for the RSUs.

EXECUTIVE LOAN PROGRAM

     In January 2000, the Company established the Executive Loan Program, which allowed Penton to issue an aggregate of up to 400,000 shares of Penton common stock at fair market value to six key executives, in exchange for full recourse notes. In addition, on October 27, 2000, the Board of Directors authorized one additional executive to borrow up to $1.0 million under the Executive Loan Program for the purchase of Penton stock at fair value in exchange for full recourse notes. All notes bear interest compounded semiannually at a rate equal to the applicable interest rate as published by the Internal Revenue Service and mature on or before the fifth anniversary of the first loan date. No principal or interest payments are required until maturity, at which time all outstanding amounts are due.

     At June 30, 2001, 449,430 shares had been issued under the Executive Loan Program and the outstanding loan balance was approximately $11.3 million (including $0.9 million of accrued interest), which is classified in the Stockholders' Equity section of the balance sheet as notes receivable from officers/directors.

EQUITY AND PERFORMANCE INCENTIVE PLAN

     In May 2001, the Stockholders approved an amendment to increase the number of shares of common stock reserved for issuance under the 1998 Equity and Performance Incentive Plan from 2.5 million shares to 5.5 million shares.

Stock Options

     In May 2001, the Stockholders approved an amendment to increase the number of shares of common stock reserved for issuance under the 1998 Director Stock Option Plan from 100,000 shares to 250,000 shares.

     In February 2001 and 2000, 539,500 options and 512,600 options, respectively, were granted under the Company's Performance Incentive Plan. Options granted under the plan generally vest equally over three years from

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


the date of grant. However, most options granted are not exercisable until the third anniversary. All options granted pursuant to the plan will expire no later than 10 years from the date the option was granted. Option grants do not have any associated compensation charge as all grants are issued at fair market value.

Deferred Shares

     At June 30, 2001 and 2000, 63,029 deferred shares, which were granted in 1998 and 1999, were outstanding. Of these shares, 54,333 shares vest on the third anniversary of the grant date, while the remaining 8,696 shares vest at the rate of 20% per year over a five-year period from date of grant. Compensation expense is being recognized over the related vesting period based on the fair value of the shares at the date of grant. For the six months ended June 30, 2001 and 2000, approximately $0.2 million, respectively, were charged to expense for these shares.

Performance Shares

     In February 2001, the Board of Directors approved a grant of 139,985 performance shares to certain key executives, subject to the attainment of certain performance goals over a three-year period from January 1, 2001 through December 31, 2003. Each grantee is eligible to receive between 50% and 150% of the granted shares.

     In June 2000, the Board of Directors approved a grant of 20,000 performance shares to two key executives, subject to the attainment of certain performance goals over a three-year period from January 1, 2000 through December 31, 2002. Each grantee is eligible to receive between 10% and 150% of the granted shares.

     In February 2000, the Board of Directors approved a grant of 136,054 performance shares to certain key executives, subject to the attainment of certain performance goals over a three-year period from January 1, 2000 through December 31, 2002. For 99,000 of the shares, each grantee is eligible to receive between 50% and 150% of the granted shares.

     Performance shares are not issuable until earned. Compensation expense related to these shares is recorded over the performance period. For the six months ended June 30, 2001 and 2000, approximately $1.2 million and $1.0 million, respectively, were charged to expense for these shares.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9 - COMPREHENSIVE INCOME

     Total comprehensive loss for the six months ended June 30, 2001 and 2000 was $13.1 million and $44.2 million, respectively.


                                      COMMON                                    NOTES       ACCUMULATED
                                       STOCK      CAPITAL IN                 RECEIVABLE        OTHER
                                       PAR        EXCESS OF      RETAINED     OFFICERS/    COMPREHENSIVE
                                      VALUE       PAR VALUE      EARNINGS     DIRECTORS       INCOME       TOTAL
                                      --------------------------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)

Balance at December 31, 2000         $     318    $ 226,446    $ 112,745    $ (10,207)   $   7,267    $ 336,569
Comprehensive loss:
    Net loss                              --           --         (6,761)        --           --         (6,761)
    Unrealized loss on securities
       reported at fair value             --           --           --           --         (3,457)      (3,457)
    Net loss on cash flow hedges          --           --           --           --         (1,965)      (1,965)
    Foreign currency translation
       adjustment                         --           --           --           --           (903)        (903)
                                                                                                      ---------
    Total comprehensive loss                                                                            (13,086)
                                                                                                      ---------
Dividends                                 --           --         (1,915)        --           --         (1,915)
Issuance of common stock:
    Executive loan shares issued          --            750         --           --           --            750
    Exercise of stock options                1        1,048         --           --           --          1,049
    Employee Stock Purchase Plan          --           (139)        --           --           --           (139)
Receivable from officers/directors        --           --           --         (1,082)        --         (1,082)
                                     ---------    ---------    ---------    ---------    ---------    ---------
Balance at June 30, 2001             $     319    $ 228,105    $ 104,069    $ (11,289)   $     942    $ 322,146
                                     =========    =========    =========    =========    =========    =========


NOTE 10 - HEDGING ACTIVITIES

ADOPTION OF FAS 133

     The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (collectively referred to hereafter as "FAS 133"), on January 1, 2001.

     The Company recorded a $1.4 million, net-of-tax, cumulative-effect adjustment in other comprehensive income as of January 1, 2001. The transition adjustment recorded in other comprehensive income will be reclassified to earnings on a quarterly basis as interest payments occur. The Company expects that within the twelve months following the date of initial application it will reclassify to earnings $0.9 million of the transition adjustment that was recorded in accumulated other comprehensive income.

     The Company had the following activity in other comprehensive income related to derivatives:


         Total cumulative effect of adoption on other comprehensive
             income, net of tax, at January 1, 2001                           $   1,351
         Net change related to current period hedging transactions                  941
         Net amount reclassified to earnings                                       (115)
                                                                              ---------
         Net deferred loss on cash flow hedges at March 31, 2001                  2,177
         Net change related to current period hedging transactions                  (30)
         Net amount reclassified to earnings                                       (182)
                                                                              ---------
         Net deferred loss on cash flow hedges at June 30, 2001               $   1,965
                                                                              =========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

     Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current period earnings. The Company did not have any fair value hedges during the six months ended June 30, 2001.

     Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The Company had interest rate swaps and caps which were designated as cash flow hedges for the six months ended June 30, 2001.

     Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a foreign-currency hedge is recorded in either current period earnings or other comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, the changes in the derivative's fair value, to the extent that the derivative is effective as a hedge, are recorded in the cumulative translation adjustment account within other comprehensive income. Changes in the fair value of derivative trading and non-hedging instruments are reported in current period earnings. For the six months ended June 30, 2001, the Company did not have any foreign-currency or net investment hedges.

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

     The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current period earnings.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     At June 30, 2001, Penton had the following interest rate instruments in effect (in thousands):

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


     At June 30, 2001, the interest rate instruments had a negative fair value of $3.1 million recorded as a liability in Other Accrued Expenses on the balance sheet. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the other counter-parties as they are major financial institutions. The Company controls the credit risk of its interest rate swap agreements through credit approvals, limits and monitoring procedures. The Company also maintains a policy of requiring that all swap derivative contracts be pursuant to the International Swaps and Derivatives Association Master Agreement.

RISK MANAGEMENT

     In the ordinary course of business, Penton is exposed to fluctuations in interest rates and foreign currency rates. Penton maintains assets and operations in Europe and Asia, and as a result, may be exposed to cost increases relative to the markets in which it sells; however, Penton does not manage this risk using derivative instruments. The Company is exposed to interest rate risk due to the variable interest rate of the Credit Agreement. The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.
Derivative instruments that are used as part of the Company's interest rate risk-management strategy include primarily interest rate swaps and interest rate caps.

CASH FLOW HEDGES

     The Company uses interest rate swaps to convert a portion of its variable-rate debt to fixed-rate debt. The specific terms and notional amounts of the swaps are determined based on management's assessment of future interest rates, the requirements under the Credit Agreement (see Note 6), and other factors. The Company purchases interest rate caps and swaps to minimize its exposure to volatility in LIBOR. The level of fixed rate debt, after the effects of interest rate swaps and caps have been considered, is maintained at a level that is greater than 50% of the total Company debt.

     For the six months ended June 30, 2001, the Company recognized a net loss of $0.5 million (reported as interest expense in the Consolidated Statements of Income), which represents the total ineffectiveness of all cash flow hedges, including the time value of option contracts. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness except for the time value of interest rate caps (option contracts).

     During the six months ended June 30, 2001, the Company reclassified $0.3 million from accumulated other comprehensive income to current period earnings (reported as interest expense in the Consolidated Statements of Income). The net deferred loss recorded in accumulated other comprehensive income will be reclassified to earnings on a quarterly basis as interest payments occur. As of June 30, 2001, $0.3 million of deferred losses on derivative instruments accumulated in other comprehensive income is expected to be reclassified as earnings during the next twelve months. As of June 30, 2001, the maximum term over which the Company is hedging its exposure to the variability of future cash flows is sixteen months.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11 - RESTRUCTURING CHARGES

     Penton announced a restructuring program in February 2001 with the intent of discontinuing certain internet operations that have not demonstrated revenue growth, customer acceptance and near-term opportunity for profit. Penton incurred a pre-tax charge of $5.6 million for this restructuring program in the first quarter of 2001. The charge was reported as a component of operating expenses.

     An analysis of restructuring charges recorded in the Consolidated Statements of Income as of June 30, 2001, and the amount accrued in the Consolidated Balance Sheets at June 30, 2001 are as follows:


                                                                                                  Ending
         Description                         Restructuring      Cash              Other           Accrual
         -----------                            Charge        Payments         Adjustments        Balance
                                             ------------------------------------------------------------
         Severance, outplacement and
           other personnel costs             $     1,913    $     1,674         $       -        $     239
         Impaired assets                           2,054            567             1,487                -
         Other exit costs                          1,600            255                 -            1,345
                                             -----------    -----------         ---------        ---------
         Total                               $     5,567    $     2,496         $   1,487        $   1,584
                                             ===========    ===========         =========        =========


     Asset impairment costs primarily included the write-off of capitalized software development costs associated with the discontinuance of the industry exchange component of New Hope Natural Media's Healthwell.com. Personnel costs include the reduction of approximately 60 employees at Healthwell.com as well as a reduction of workforce in a number of other internet initiatives throughout Penton. Such personnel costs include payments for severance, earned vacation, outplacement services and provision for continued benefits to personnel. Costs to exit activities reflect the costs associated with existing office spaces under lease and other contractual obligations. During the second quarter, $0.6 million was charged against the restructuring reserve. Other adjustments reflect the write-off of impaired assets that did not involve the use of cash during the six months ended June 30, 2001.

NOTE 12 - SEGMENT INFORMATION

     Penton adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998. As previously reported, Penton's business units had been aggregated into three reportable segments: Media Services, Printing, and Direct Mail. The sale of the Printing and Direct Mail segments has eliminated all segments except for the Media Services segment. Accordingly, the Company now operates in only one segment.

NOTE 13 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     The following schedules set forth condensed consolidating balance sheets as of June 30, 2001 and December 31, 2000 and our condensed consolidating statements of income and condensed consolidating statements of cash flows for the six months ended June 30, 2001 and 2000. In the following schedules, "Parent Company" refers to the combined balances of Penton Media, Inc., "Guarantor Subsidiaries" refer to Penton's wholly owned domestic subsidiaries, and "Non-guarantor Subsidiaries" refer to Penton's foreign subsidiaries. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in our subsidiaries.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               AS OF JUNE 30, 2001


                                                                 GUARANTOR    NON-GUARANTOR                      PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                  ------       ------------   -------------    ------------   ------------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                    $  43,197    $   5,857       $   6,615         $    --         $  55,669
    Accounts and notes receivable, net              41,480       96,225          13,758           (80,000)         71,463
    Inventories                                      1,367          397              31              --             1,795
    Deferred tax asset                               3,600        1,962            --                --             5,562
    Prepayments, deposits and other                 12,898        6,570           2,309               (68)         21,709
                                                 ---------    ---------       ---------         ---------       ---------
                                                   102,542      111,011          22,713           (80,068)        156,198
                                                 ---------    ---------       ---------         ---------       ---------

    Property, plant and equipment, net              27,473        6,334           2,536              --            36,343
    Goodwill, net                                  139,701      397,823          36,332              --           573,856
    Other intangibles, net                          12,239       38,286           2,233              --            52,758
    Deferred tax asset                               4,187        1,045            --              (5,232)           --
    Investment in subsidiaries                     238,720      144,235            --            (382,955)           --
    Investments                                       --         11,894            --                --            11,894
                                                 ---------    ---------       ---------         ---------       ---------
                                                   422,320      599,617          41,101          (388,187)        674,851
                                                 ---------    ---------       ---------         ---------       ---------
                                                 $ 524,862    $ 710,628       $  63,814         $(468,255)      $ 831,049
                                                 =========    =========       =========         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Senior debt facility                         $  14,750    $    --         $    --           $    --         $  14,750
    Accounts payable and accrued expenses           23,270       (4,012)         15,896              --            35,154
    Accrued compensation and benefits               12,738        1,213          (1,914)             --            12,037
    Unearned income                                 19,332       23,963           4,096              --            47,391
                                                 ---------    ---------       ---------         ---------       ---------
                                                    70,090       21,164          18,078              --           109,332
                                                 ---------    ---------       ---------         ---------       ---------

LONG-TERM LIABILITIES AND DEFERRED CREDITS:
    Senior debt facility                           192,500         --              --                --           192,500
    Senior subordinated notes                      180,836         --              --                --           180,836
    Notes payable                                   80,000         --             3,526           (80,000)          3,526
    Net deferred pension credits                    15,640         --              --                --            15,640
    Deferred tax liability                          (3,631)      12,537            --              (5,232)          3,674
    Intercompany advances                         (276,639)     256,772          19,867              --              --
    Other                                            2,105          145           1,145              --             3,395
                                                 ---------    ---------       ---------         ---------       ---------
                                                   190,811      269,454          24,538           (85,232)        399,571
                                                 ---------    ---------       ---------         ---------       ---------

STOCKHOLDERS' EQUITY:
    Common stock                                   228,424      349,428          16,614          (366,042)        228,424
    Retained earnings                               48,752       66,028           6,270           (16,981)        104,069
    Notes receivable officers/directors            (11,289)        --              --                --           (11,289)
    Accumulated other comprehensive income          (1,926)       4,554          (1,686)             --               942
                                                 ---------    ---------       ---------         ---------       ---------
                                                   263,961      420,010          21,198          (383,023)        322,146
                                                 ---------    ---------       ---------         ---------       ---------
                                                 $ 524,862    $ 710,628       $  63,814         $(468,255)      $ 831,049
                                                 =========    =========       =========         =========       =========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2000


                                                                 GUARANTOR    NON-GUARANTOR                       PENTON
                                                  PARENT       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                  ------       ------------   -------------     ------------   ------------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                    $    --      $   8,678       $   3,970         $  (1,043)      $  11,605
    Accounts and notes receivable, net              40,592       96,850          12,617           (80,000)         70,059
    Inventories                                        495          282              21              --               798
    Deferred tax asset                               3,600        1,962            --                --             5,562
    Prepayments, deposits and other                  5,282        4,710           1,771              --            11,763
                                                 ---------    ---------       ---------         ---------       ---------
                                                    49,969      112,482          18,379           (81,043)         99,787
                                                 ---------    ---------       ---------         ---------       ---------

    Property, plant and equipment, net              28,951        5,462           1,084              --            35,497
    Goodwill, net                                  139,023      405,987          29,616              --           574,626
    Other intangibles, net                          26,548       25,562           2,012              --            54,122
    Deferred tax asset                               2,472         --                 6            (2,478)           --
    Investment in subsidiaries                     238,788      144,235            --            (383,023)           --
    Investments                                       --         17,725            --                --            17,725
                                                 ---------    ---------       ---------         ---------       ---------
                                                   435,782      598,971          32,718          (385,501)        681,970
                                                 ---------    ---------       ---------         ---------       ---------
                                                 $ 485,751    $ 711,453       $  51,097         $(466,544)      $ 781,757
                                                 =========    =========       =========         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Senior debt facility                         $  11,250    $    --         $    --           $    --         $  11,250
    Accounts payable and accrued expenses           32,273        7,412           6,400            (1,043)         45,042
    Accrued compensation and benefits               15,200        2,985             300              --            18,485
    Unearned income                                 17,253       28,860           9,659              --            55,772
                                                 ---------    ---------       ---------         ---------       ---------
                                                    75,976       39,257          16,359            (1,043)        130,549
                                                 ---------    ---------       ---------         ---------       ---------

LONG-TERM LIABILITIES AND DEFERRED CREDITS:
    Revolving credit facility                       91,000         --              --                --            91,000
    Senior debt facility                           199,875         --              --                --           199,875
    Notes payable                                   80,000         --              --             (80,000)           --
    Net deferred pension credits                    15,395         --              --                --            15,395
    Deferred tax liability                            --          8,456            --              (2,478)          5,978
    Intercompany advances                         (273,733)     257,298          16,435              --              --
    Other                                            2,395           25             (29)             --             2,391
                                                 ---------    ---------       ---------         ---------       ---------
                                                   114,932      265,779          16,406           (82,478)        314,639
                                                 ---------    ---------       ---------         ---------       ---------

STOCKHOLDERS' EQUITY:
    Common stock                                   226,764      349,428          16,614          (366,042)        226,764
    Retained earnings                               78,372       48,982           2,372           (16,981)        112,745
    Notes receivable officers/directors            (10,207)        --              --                --           (10,207)
    Accumulated other comprehensive income             (86)       8,007            (654)             --             7,267
                                                 ---------    ---------       ---------         ---------       ---------
                                                   294,843      406,417          18,332          (383,023)        336,569
                                                 ---------    ---------       ---------         ---------       ---------
                                                 $ 485,751    $ 711,453       $  51,097         $(466,544)      $ 781,757
                                                 =========    =========       =========         =========       =========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                                                      GUARANTOR    NON-GUARANTOR                   PENTON
                                                          PARENT     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                        --------     ------------  ------------  ------------    ------------
                                                                                 (DOLLARS IN THOUSANDS)

REVENUES                                                $   112,931    $  77,899    $  28,640    $    --           $ 219,470
                                                        -----------    ---------    ---------    ---------         ---------

OPERATING EXPENSES:
    Editorial, production and circulation                    47,698       26,791        9,523         --              84,012
    Selling, general and administrative                      56,233       31,668       11,735         --              99,636
    Depreciation and amortization                            19,356        3,055          303         --              22,714
    Restructuring charges                                     5,567         --           --           --               5,567
                                                        -----------    ---------    ---------    ---------         ---------
                                                            128,854       61,514       21,561         --             211,929
                                                        -----------    ---------    ---------    ---------         ---------

OPERATING INCOME (LOSS)                                     (15,923)      16,385        7,079         --               7,541
                                                        -----------    ---------    ---------    ---------         ---------

OTHER INCOME (EXPENSE):
    Interest expense, net of income earned                  (14,628)       2,571         (193)        --             (12,250)
    Gain on sale of investments                                --           --           --           --                 --
    Miscellaneous, net                                         (216)        --         (1,234)        --              (1,450)
                                                        -----------    ---------    ---------    ---------         ---------
                                                            (14,844)       2,571       (1,427)        --             (13,700)
                                                        -----------    ---------    ---------    ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES                           (30,767)      18,956        5,652         --              (6,159)
PROVISION (BENEFIT) FOR INCOME TAXES                         (3,062)       1,910        1,754         --                 602
                                                        -----------    ---------    ---------    ---------         ---------
NET INCOME (LOSS)                                       $   (27,705)   $  17,046    $   3,898    $    --           $  (6,761)
                                                        ===========    =========    =========    =========         =========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                                GUARANTOR    NON-GUARANTOR                      PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                  ------       ------------  -------------   ------------    ------------
                                                                             (DOLLARS IN THOUSANDS)
REVENUES                                       $     112,801  $      61,717  $      10,365   $        --    $   184,883
                                               -------------  -------------  -------------   -------------  -------------

OPERATING EXPENSES:
    Editorial, production and circulation             46,016         15,779          3,409            --         65,204
    Selling, general and administrative               53,216         17,934          4,491            --         75,641
    Depreciation and amortization                     12,944          1,934            151            --         15,029
    Restructuring charges                               --             --             --              --           --
    Impairment of other assets                         1,051           --             --              --          1,051
                                               -------------  -------------  -------------   -------------  -------------
                                                     113,227         35,647          8,051            --        156,925
                                               -------------  -------------  -------------   -------------  -------------

OPERATING INCOME (LOSS)                                 (426)        26,070          2,314            --         27,958
                                               -------------  -------------  -------------   -------------  -------------

OTHER INCOME (EXPENSE):
    Interest expense, net of income earned            (4,904)            18           (290)           --         (5,176)
    Gain on sale of investments                      110,210           --             --              --        110,210
    Miscellaneous, net                                  (436)            (8)          --              --           (444)
                                               -------------  -------------  -------------   -------------  -------------
                                                     104,870             10          (290)            --        104,590
                                               -------------  -------------  -------------   -------------  -------------

INCOME BEFORE INCOME TAXES                           104,444         26,080          2,024            --        132,548
PROVISION FOR INCOME TAXES                            45,356         11,388            686            --         57,430
                                               -------------  -------------  -------------   -------------  -------------
INCOME FROM CONTINUING OPERATIONS                     59,088         14,692          1,338            --         75,118

DISCONTINUED OPERATIONS:
    Loss from discontinued operations, net               (85)          --             --              --            (85)
                                               -------------  -------------  -------------   -------------  -------------

NET INCOME                                     $      59,003  $      14,692  $       1,338   $        --    $    75,033
                                               =============  =============  =============   =============  =============

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                PENTON MEDIA, INC
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                                                GUARANTOR    NON-GUARANTOR                      PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                  ------       ------------  -------------   ------------    ------------
                                                                             (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
    ACTIVITIES                                    $ (24,565)   $   1,348      $   7,158      $   1,043       $ (15,016)
                                                  ---------    ---------      ---------      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                             (2,187)      (1,727)        (1,534)          --            (5,448)
    Acquisitions and investments, net of cash
      acquired                                       (4,631)        (675)        (2,979)          --            (8,285)
    Earnouts paid                                   (10,208)      (1,767)          --             --           (11,975)
                                                  ---------    ---------      ---------      ---------       ---------
        Net cash used for investing activities      (17,026)      (4,169)        (4,513)          --           (25,708)
                                                  ---------    ---------      ---------      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from senior subordinated notes         180,836         --             --             --           180,836
    Proceeds from senior debt facility               45,000         --             --             --            45,000
    Repayment of senior debt facility              (139,875)        --             --             --          (139,875)
    Employee stock purchase plan payments              (139)        --             --             --              (139)
    Proceeds from deferred shares and options
      exercised                                       1,049         --             --             --             1,049
    Payment of financing costs                          (85)        --             --             --               (85)
    Dividends paid                                   (1,912)        --             --             --            (1,912)
                                                  ---------    ---------      ---------      ---------       ---------
        Net cash provided by financing
          activities                                 84,874         --             --             --            84,874
                                                  ---------    ---------      ---------      ---------       ---------

Effect of exchange rate                                 (86)        --             --             --               (86)
                                                  ---------    ---------      ---------      ---------       ---------
        Net increase (decrease) in cash and
          equivalents                                43,197       (2,821)         2,645          1,043          44,064
Cash and equivalents at beginning of period            --          8,678          3,970         (1,043)         11,605
                                                  ---------    ---------      ---------      ---------       ---------
Cash and equivalents at end of period             $  43,197    $   5,857      $   6,615      $    --         $  55,669
                                                  =========    =========      =========      =========       =========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                PENTON MEDIA, INC
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                                GUARANTOR    NON-GUARANTOR                      PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                  ------       ------------  -------------   ------------    ------------
                                                                             (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
    ACTIVITIES                                    $ (22,971)    $   8,490     $   3,947      $         --     $ (10,534)
                                                  ---------     ---------     ---------      --------------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                             (3,422)       (2,339)          (72)               --        (5,833)
    Acquisitions and investments, net of cash
      acquired                                       (7,352)       (3,823)       (1,417)               --       (12,592)
    Earnouts paid                                    (3,205)         (980)         (595)               --        (4,780)
    Proceeds from sale of INT Media Group
      Inc. stock                                    113,100          --            --                  --       113,100
    Net proceeds from sale of discontinued
      operations                                      4,000          --            --                  --         4,000
                                                  ---------     ---------     ---------      --------------   ---------
        Net cash provided by investing
          activities                                103,121        (7,142)       (2,084)               --        93,895
                                                  ---------     ---------     ---------      --------------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from senior debt facility                 --            --            --                  --          --
    Repayment of senior debt facility                  --            --            --                  --          --
    Employee stock purchase plan payments              --            --            --                  --          --
    Proceeds from deferred shares and options
      exercised                                         688          --            --                  --           688
    Dividends paid                                   (1,906)         --            --                  --        (1,906)
                                                  ---------     ---------     ---------      --------------   ---------
        Net cash used for financing
          activities                                 (1,218)         --            --                  --        (1,218)
                                                  ---------     ---------     ---------      --------------   ---------

Effect of exchange rate                                 (99)         --            --                  --           (99)
        Net increase in cash and
          equivalents                                78,833         1,348         1,863                --        82,044
Cash and equivalents at beginning
  of period                                          24,664         2,918         2,788                --        30,370
                                                  ---------     ---------     ---------      --------------   ---------
Cash and equivalents at end of period             $ 103,497     $   4,266     $   4,651      $         --     $ 112,414
                                                  =========     =========     =========      ==============   =========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 14 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
          ACTIVITIES

     For the six months ended June 30, 2001, Penton issued 39,430 shares to an officer under the executive loan program, marked to market its investment in INT Media Group, Inc. stock by approximately $7.6 million and declared dividends of $1.0 million which were accrued but not paid at quarter end. In addition, Penton acquired Hillgate for approximately $4.1 million, of which $3.5 million was in the form of notes payable.

     For the six months ended June 30, 2000, Penton issued 52,920 common shares valued at approximately $1.4 million in connection with New Hope's earnout; issued 400,000 shares to officers and directors; and marked to market its investment in INT Media Group, Inc. stock by approximately $54.2 million.

     The foregoing transactions did not provide for or require the use of cash and, accordingly, are not reflected in the Consolidated Statements of Cash Flows.

NOTE 15- SUBSEQUENT EVENTS

     In July 2001, Penton used $20.0 million of the net proceeds from the Senior Subordinated Notes to pay down Term Loan A by $12.8 million and B by $7.2 million. The remaining net proceeds of $24.2 million will be used for general corporate purposes.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000

REVENUES

     Total revenues decreased $2.3 million, or 2.1%, from $109.1 million for the three months ended June 30, 2000 to $106.8 million for the same period in 2001.

     Publishing revenues increased $2.4 million, or 4.3%, from $56.0 million for the three months ended June 30, 2000 to $58.4 million in the same period in 2001, due primarily to the following: (i) the addition of Windows 2000 Magazine, Business Finance Magazine, SQL Server Magazine and NEWS/400 magazine, which were part of the Duke acquisition in September 2000; (ii) the addition of IT Consultant, m-CommerceWorld, ISPWorld, and Service Management magazines, which were part of the Hillgate acquisition in February 2001; (iii) the addition of Contractor magazine which was acquired in April 2001; (iv) the addition of iTgraphics Magazine, and the Australian editions of Computer Reseller News and Information Week magazines, which were all part of the DWR Media acquisition completed in May 2001; (v) the addition of Group Computing magazine which was acquired in December 2000; (vi) the launch of Streaming Media magazine in the fourth quarter of 2000 and (vii) significant year-over-year increases in Air Transport World and Expansion Management magazines. These increases were partially offset by revenue declines on technology magazines, especially Internet World magazine, as well as on select magazines serving the manufacturing industry.

     Trade show and conference revenues decreased $7.2 million, or 13.8%, from $52.3 million for the three months ended June 30, 2000 to $45.1 million for the same period in 2001, due primarily to the timing of the Internet World Spring and eCRM trade shows which were held in the first quarter of 2001 compared with the second quarter of 2000 offset by (i) substantial year-on-year gains posted by key trade shows held in the quarter, including Internet World UK and Natural Products Expo Europe; (ii) results from acquired properties, including Internet World Berlin, Streaming Media West, and PTS regional events and (iii) trade show launches including Steaming Media events in Berlin, Hong Kong and Tokyo.

     Online media revenues increased $2.6 million, from $0.7 million for the three months ended June 30, 2000 to $3.3 million for the same period in 2001, due primarily to the addition of Duke's online media business which was acquired in September 2000.

OPERATING EXPENSES

     Operating expenses increased $17.5 million, or 20.7%, from $84.5 million for the three months ended June 30, 2000 to $102.0 million for the same period in 2001. As a percentage of revenues, operating costs increased from 77.5% in 2000 to 95.5% in 2001. The increase in operating expenses as a percentage of revenues was due primarily to the move of the highly successful Internet World Spring show and the eCRM show from the second quarter in 2000 to the first quarter in 2001, and higher depreciation and amortization expense related to acquisitions and capitalized costs related to the relocation of the Company's corporate headquarters.

Editorial, Production and Circulation

     Editorial, production and circulation expenses grew to $43.2 million for the three months ended June 30, 2001, compared with $34.9 million for the same period in 2000, representing an increase of $8.3 million, or 23.7%. The increase was due primarily to the acquisitions of Duke, Streaming Media and PTS in September 2000, offset by the impact of the Internet World Spring and eCRM trade shows, which were held in the second quarter of 2000 compared to the first quarter of 2001.

     As a percentage of revenues, editorial, production and circulation expenses increased from 32.0% in 2000 to 40.4% in 2001. The increase was due largely to the timing of the trade shows, as noted above.

Selling, General and Administrative

     Selling, general and administrative expenses grew $6.5 million, or 15.9%, from $41.2 million for the three months ended June 30, 2000 to $47.7 million for the same period in 2001. The increase was due primarily to the acquisition of Duke, Streaming Media and PTS in September 2000, offset by the impact of the Internet World Spring and eCRM trade shows, which were held in the second quarter of 2000 compared to the first quarter of 2001.

     As a percentage of revenues, selling, general and administrative expenses increased from 37.7% in 2000 to 44.7% in 2001. The increase was due largely to the timing of the trade shows, as noted above.

Impairment of Assets

     Based upon Penton's review of the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," Penton recorded a $1.0 million non-cash charge in the second quarter of 2000 to write down the carrying value of certain leasehold improvements, furniture and fixtures, and computer equipment to fair value.

Depreciation and Amortization

     Depreciation and amortization increased $3.7 million, or 51.0%, to $11.1 million for the three months ended June 30, 2001. The higher expense primarily was the result of the amortization of goodwill and intangible assets from acquisitions and increased depreciation associated with capital expenditures, primarily related to the corporate headquarters relocation in the fourth quarter of 2000.

OPERATING INCOME

     Overall, Penton's operating income decreased $19.8 million, or 80.6%, from $24.6 million for the three months ended June 30, 2000 to $4.8 million for the same period in 2001. Operating income as a percentage of revenue decreased from 22.5% in 2000 to 4.5% in 2001.

OTHER INCOME (EXPENSE)

     Interest expense, net of interest earned, increased $3.8 million to $6.2 million for the three months ended June 30, 2001, compared with the same prior year period, due to a higher average debt balance outstanding for the three months ending June 30, 2001 when compared with the same prior year period, as well as a decrease in interest earned on Penton's lower average cash balance compared with the prior year.

EFFECTIVE TAX RATES

     The effective tax rates were (85.0%) and 60.0% for the three months ended June 30, 2001 and 2000, respectively. During the second quarter, Penton changed its method for calculating its interim tax provision from the use of the annual effective tax rate approach to the discrete period approach. The tax provision change was made due to the limited forward visibility on results of operations for the remainder of 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000

REVENUES

     Total revenues increased $34.6 million, or 18.7%, from $184.9 million for the six months ended June 30, 2000 to $219.5 million for the same period in 2001.

     Publishing revenues increased $6.7 million, or 6.2%, from $108.9 million for the six months ended June 30, 2000 to $115.6 million in the same period in 2001, due primarily to the following: (i) the addition of Windows 2000 Magazine, Business Finance Magazine, SQL Server Magazine and NEWS/400 magazine, which were part of the Duke acquisition in September 2000; (ii) the addition of IT Consultant, m-CommerceWorld, ISPWorld, and Service Management magazines, which were part of the Hillgate acquisition in February 2001; (iii) the addition of Contractor magazine, which was acquired in April 2001; (iv) the addition of Group Computing magazine which was acquired in December 2000; (v) the launch of Streaming Media magazine in the fourth quarter of 2000 and (vi) significant year-over-year increases in Supply Chain Technology News and Transportation & Distribution magazines. These increases were partially offset by revenue declines on technology magazines, especially Internet World magazine, as well as on select magazines serving the manufacturing industry and the absence of a major directory, which was published in the first quarter of 2000 and will be published in the second half of 2001.

     Trade show and conference revenues increased $22.6 million, or 30.2%, from $74.8 million for the six months ended June 30, 2000 to $97.4 million for the same period in 2001, due primarily to the following: (i) added results of acquired properties, including Internet World Berlin, Streaming Media West and PTS regional events; (ii) the successful launches of Internet World Wireless East, ASPCON London, Streaming Media events in Berlin, Hong Kong and Tokyo, and m-Commerce World; and (iii) strong year-on-year growth of events including Internet World UK, Service Management Europe, ISPCON London, Natural Product Expo West and Natural Products Expo Europe. Revenues were partially offset by a significant decline in the high-margin Internet World Spring show.

     Online media revenues increased $5.4 million, from $1.1 million for the six months ended June 30, 2000 to $6.5 million for the same period in 2001, due primarily to the addition of Duke's online media business, which was acquired in September 2000.

OPERATING EXPENSES

     Operating expenses increased $55.0 million, or 35.1%, from $156.9 million for the six months ended June 30, 2000 to $211.9 million for the same period in 2001. As a percentage of revenues, operating costs increased from 84.9% in 2000 to 96.6% in 2001. The increase in operating expenses as a percentage of revenues was due primarily to lower margins earned from the trade shows held during the first half of 2001, higher depreciation and amortization expense related to acquisitions and the relocation of the corporate headquarters as, previously noted.

Editorial, Production and Circulation

     Editorial, production and circulation expenses grew to $84.0 million for the six months ended June 30, 2001 compared with $65.2 million for the same period in 2000, representing an increase of $18.8 million, or 28.7%. The increase was due primarily to the acquisitions of Duke, Streaming Media and PTS in September 2000, as well as the nine acquisitions completed in the first half of 2001.

     As a percentage of revenues, editorial, production and circulation expenses increased from 35.3% in 2000 to 38.3% in 2001. The increase was due largely to lower margins earned from both trade shows and conferences and magazines.

Selling, General and Administrative

     Selling, general and administrative expenses grew $24.0 million, or 31.7%, from $75.6 million for the six months ended June 30, 2000 to $99.6 million for the same period in 2001. The increase was due primarily to the acquisition of Duke, Streaming Media and PTS in September 2000, as well as the nine acquisitions completed in the first half of 2001.

     As a percentage of revenues, selling, general and administrative expenses increased from 40.9% in 2000 to 45.4% in 2001. The increase was due largely to an increase in health care costs and compensation expense.

Impairment of Assets

     In accordance with the Company's review of impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company recorded a $1.0 million non-cash charge in the second quarter of 2000 to write down the carrying value of certain leasehold improvements, furniture and fixtures, and computer equipment to fair value.

Restructuring Charge

     As a result of the current economic environment, Penton is adjusting its portfolio of online media products to focus on those that are demonstrating revenue growth, customer acceptance and near-term opportunity for profit. To that end, Penton announced a restructuring program in February 2001 with the intent of discontinuing certain online media operations that have not met these objectives. Penton incurred a pre-tax charge of $5.6 million for this restructuring program in the first quarter of 2001. The charge was reported as a component of operating expenses. See Note 11 - Restructuring Charges for additional information on related cash payments. The following sets forth additional detail concerning the principal components of the charge:

       * Asset impairment costs totaled $2.1 million. These costs primarily included the write-off of capitalized software costs associated with the discontinuance of the industry exchange component of New Hope Natural Media's Healthwell.com.

       * Personnel costs of $1.9 million primarily are associated with the separation of 60 employees at Healthwell.com as well as a reduction of workforce in a number of other online media initiatives at Penton. Personnel costs included payments for severance, earned vacation, costs of outplacement services and provision for continued benefits to personnel.

       * Exit costs of $1.6 million reflecting the costs associated with existing office spaces under lease and other contractual obligations.

Depreciation and Amortization

     Depreciation and amortization increased $7.7 million, or 51.1%, to $22.7 million for the six months ended June 30, 2001. The higher expense is primarily the result of the amortization of goodwill and intangible assets from acquisitions and increased depreciation associated with capital expenditures related to the relocation of the corporate headquarters in November 2000.

OPERATING INCOME

     Overall, Penton's operating income decreased $20.4 million, or 73.0%, from $28.0 million for the six months ended June 30, 2000 to $7.5 million for the same period in 2001. Operating income as a percentage of revenue decreased from 15.1% in 2000 to 3.4% in 2001.

OTHER INCOME (EXPENSE)

     Interest expense increased $7.1 million to $12.3 million for the six months ended June 30, 2001, compared with $5.2 million in the same prior year period, due to a higher average debt balance outstanding for the six months ending June 30, 2001 when compared with the same prior year period, as well as a significant decrease in interest earned on the Company's lower average cash balance compared with the prior year.

     In February 2000, Penton sold 2.0 million shares of INT Media Group, Inc. stock as part of a 3.75 million-share secondary offering. Penton received cash of $113.1 million and recognized a pre-tax gain of approximately $110.2 million.

EFFECTIVE TAX RATES

The effective tax rates were (10.0%) and 43.0% for the six months ended June 30, 2001 and 2000, respectively. During the second quarter, Penton changed its method for calculating its interim tax provision from use of the annual effective tax rate approach to the discrete period approach. The tax provision change was made due to the limited forward visibility on results for the remainder of 2001. The low effective tax rate for the six months ended June 30, 2000 was due to Penton's sale of a portion of its investment in INT Media Group, Inc. stock, which resulted in the recognition of a pre-tax gain of $110.2 million.

ADJUSTED EBITDA

     Net income before interest, taxes, depreciation and amortization, and nonrecurring items ("adjusted EBITDA") is a widely used and commonly reported standard measure utilized by analysts and investors in the analysis of companies in the media industry. Adjusted EBITDA is not a measure of performance under GAAP because it excludes those items listed above that are significant components in understanding and evaluating Penton's financial performance. However, the following adjusted EBITDA information can be helpful in determining Penton's ability to meet its debt service requirements and in comparative analyses of operating performance relative to other media companies. Penton's calculation of adjusted EBITDA is as follows (in thousands):


                                                    Three Months Ended            Six Months Ended
                                                         June 30,                      June 30,
                                                 ------------------------       ------------------------
                                                      2001         2000             2001         2000
                                                 ----------   -----------       ----------   -----------
Net income (loss)                                $  (5,483)   $   8,695         $  (6,761)   $  75,033
Interest expense, net of interest earned             6,249        2,441            12,250        5,176
Restructuring charge                                  --           --               5,567         --
Gain on sale of investments                           --           --                --       (110,210)
Provision for income taxes                           2,512       13,014               602       57,430
Depreciation and amortization                       11,135        7,376            22,714       15,029
Impairment of assets                                  --          1,051              --          1,051
Discontinued operation                                --           --                --             85
Miscellaneous, net                                   1,501          424             1,450          444
                                                 ---------    ---------         ---------    ---------

Adjusted EBITDA                                  $  15,914    $  33,001         $  35,822    $  44,038
                                                 =========    =========         =========    =========


     For the three months ended June 30, 2001, the Company's adjusted EBITDA decreased $17.1 million, or 51.8%, to $15.9 million from $33.0 million for the same period in 2000. Adjusted EBITDA margins decreased to 14.9% for the quarter compared with 30.3% in the same year ago period. The decease in both adjusted EBITDA and adjusted EBITDA margins were primarily due to the inclusion of the highly successful Internet World Spring trade show and the eCRM show in the second quarter of 2000 compared with the first quarter this year.

     For the six months ended June 30, 2001, the Company's adjusted EBITDA decreased $8.2 million, or 18.7%, to $35.8 million from $44.0 million for the same period in 2000. Adjusted EBITDA margins were 16.3% for the six months ended June 30, 2001 compared with 23.8% for the same period in 2000. The decreases reflect significant declines on certain high-margin properties serving technology markets, declines on select manufacturing titles, and investments in magazine launches, partially offset by added results from acquisitions and profit improvements on certain existing properties.

     Penton's calculation of adjusted EBITDA by product is as follows (in thousands):


                                                         Three Months Ended                    Six Months Ended
                                                              June 30,                              June 30,
                                                     -------------------------            -------------------------
                                                        2001            2000                 2001            2000
                                                     ----------     ----------            -----------     ---------
         Publishing                                   $    8,563     $  14,042            $   15,332    $    25,086
         Trade shows & conferences                        15,956        27,709                41,316         36,669
         Online media                                       (943)       (1,361)               (1,930)        (2,146)
                                                      -----------    ----------           -----------   -----------
             Subtotal                                     23,576        40,390                54,718         59,609

         General and administrative                       (7,662)       (7,389)              (18,896)       (15,571)
                                                      -----------    ----------           -----------   -----------

         Adjusted EBITDA                              $   15,914     $  33,001            $   35,822    $    44,038
                                                      ==========     =========            ==========    ===========

     For the three months ended June 30, 2001, adjusted EBITDA for the Company's publishing operations decreased $5.5 million, or 39.0%, when compared with the same prior year period. Adjusted EBITDA was heavily impacted by declines on Penton's technology magazines, most significantly Internet World; declines on select manufacturing titles; and investments in magazine launches, partially offset by results of acquisitions.

     For the three months ended June 30, 2001, adjusted EBITDA for the Company's trade show and conference operations decreased $11.8 million, or 42.4% when compared with the same prior year period. Adjusting for the change in the timing of the Internet World Spring and eCRM trade shows, adjusted EBITDA increased 91.9% for the quarter ended June 30, 2001 when compared with the same period in 2000. The increase was due to substantial year-on-year gains posted by key trade shows held in the quarter, including Internet World UK and Natural Products Expo Europe; added results from acquired properties, including Internet World Berlin, Streaming Media West, and PTS regional events; and trade show launches including Streaming Media events in Berlin, Hong Kong and Tokyo.

     For the three months ended June 30, 2001, adjusted EBITDA for the Company's online media operations decreased from a loss of $1.4 million to a loss of $0.9 million.

     For the three months ended June 30, 2001, general and administrative costs increased $0.3 million, when compared with the same prior year period.

     For the six months ended June 30, 2001 adjusted EBITDA for the Company's publishing operations decreased $9.8 million, or 38.9%, when compared with the prior year period, as a result of declines on high-margin magazines serving technology markets and select manufacturing magazines, investments in magazine launches and the absence of a major directory, which was published in the first quarter of 2000 but will be published in the second half of 2001.

     For the six months ended June 30, 2001 adjusted EBITDA for the Company's trade show and conference operations increased $4.6 million, or 12.7%. This increase was due to added results of acquired properties, including Internet World Berlin, Streaming Media West and PTS regional events; successful launches, including Internet World Wireless East, ASPCON London, Streaming Media events in Berlin, Hong Kong and Tokyo, and m-Commerce World; and strong year-on-year growth of events, including Internet World UK, Service Management Europe, ISPCON London, Natural Products Expo West and Natural Products Expo Europe. Adjusted EBITDA for events were partially offset by the decline of the Internet World Spring show.

     For the six months ended June 30, 2001, adjusted EBITDA for the Company's online media operations decreased from a loss of $2.1 million to a loss of $1.9 million.

     For the six months ended June 30, 2001, general and administrative costs increased $3.3 million, when compared with the same prior-year period. The increase was primarily due to higher compensation expense, a significant year-over-year increase in healthcare costs and acquisitions.

FOREIGN CURRENCY

     The functional currency of the Company's foreign operations is their local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. Dollars at the rates of exchange on the balance sheet date; income and expense are translated at the average rates of exchange prevailing during the period. There were no significant foreign currency transaction gains or losses for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

     During the periods presented, Penton financed its operations primarily through cash generated from operating activities, borrowings under its credit facilities, the issuance of senior subordinated notes and the sale of investments.

     Cash used by operating activities was $15.0 million and $10.5 million for the six months ended June 30, 2001 and 2000, respectively. Operating cash flows for the six months ended June 30, 2001 reflect the Company's net loss of $6.8 million in addition to a net working capital decrease of approximately $35.5 million and non-cash charges of approximately $27.2 million. Operating cash flows for the six months ended June 30, 2000 reflect the Company's net income of $75.0 million in addition to a net working capital increase of approximately $7.6 million and non-cash charges of approximately $93.1 million.

     Investing activities used $25.7 million for the six months ended June 30, 2001, primarily due to the nine acquisitions completed in 2001, earnouts and capital expenditures. For the six months ended June 30, 2000, investing activities provided $93.9 million, primarily from proceeds from the sale of 2.0 million shares of INT Media Group, Inc. stock and proceeds from the sale of the Direct Mail segment. These proceeds were partially offset by the use of cash for acquisitions, investments, earnouts and capital expenditures.

     Financing activities provided $84.9 million for the six months ended June 30, 2001, primarily from borrowings under the Company's revolving credit facility and proceeds from the senior subordinated notes, offset partially by repayments under the credit facility and dividends paid to stockholders. Financing activities used $1.2 million in 2000, primarily for the payment of dividends to stockholders.

     In June 2001, Penton issued $185.0 million of 10 3/8% Senior Subordinated Notes ("the Notes") due 2011 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. Interest is payable on the Notes semiannually on June 15 and December 15 of each year. The Notes are guaranteed, on a senior subordinated basis, by the Company's domestic subsidiaries and may be redeemed on or after June 15, 2006. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Notes before June 15, 2004 with the proceeds of certain equity offerings. The Notes were offered at a discount of $4.2 million to be amortized over the term of the Notes. Amortization of the discount was not material for the six month period ended June 30, 2001. Costs representing underwriting fees and other expenses of $0.6 million will be amortized over the term of the Notes. Net proceeds of $180.2 million were used to pay down the $136.0 million outstanding balance of the Revolving Credit Facility. In addition, a portion of the Company's Term Loan A and B will be paid down on a pro rata basis (see Note 15 Subsequent Events). The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the credit facility. The Notes contain covenants that will, among other things, restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments, sell assets or enter into mergers or consolidations.

     In October 2000, Penton amended its Credit Agreement to give the Company the option to increase, in the aggregate, its Term Loan A, Term Loan B and/or its Revolver by $100.0 million. The Term Loans and the Revolver cannot be increased on more than three separate occasions, and any increase must take place by September 30, 2001. Concurrent with the closing of the amendment, the Company obtained committed financing in the amount of $60.0 million of the $100.0 million under the Revolver, thereby increasing the total available under the Revolver to $185.0 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 141 "Business Combinations". FAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. In addition, this Statement addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. The Statement also provides criteria for the separate recognition of intangible assets acquired in a business combination. FAS No. 141 is effective for all business combinations initiated after June 30, 2001.

     In July 2001, the FASB also issued FAS No. 142 "Goodwill and Other Intangible Assets". FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. FAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. FAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. FAS No. 142 is effective for fiscal years beginning after December 15, 2001. As of the date of this filing we have not yet completed our assessment of the impact of FAS 142 on our financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Penton does not enter into financial instruments for trading or speculative purposes.

     In the normal course of business, Penton manages fluctuations in interest rates through swap and cap agreements to hedge at least 50% of its floating rate borrowings. Penton's objective in managing this exposure is to reduce fluctuations in earnings and cash flows associated with changes in interest rates.

     Penton maintains assets and operations in Europe and in various other countries. As a result, it may be exposed to cost increases relative to the markets in which it sells. At June 30, 2001, a hypothetical 10% strengthening of the U.S. dollar relative to the currencies of foreign countries in which Penton operates was not material.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On May 4, 2001 the Company held its Annual Meeting of Stockholders. The matters presented to the stockholders for a vote and the vote on such matters were as follows:

          a)   Election of directors for a three-year term expiring in 2004.

                                                     For            Abstain
                                                     ---            -------

                      King Harris                28,895,227          674,365
                      Thomas L. Kemp             24,911,173        4,658,419
                      Edward J. Schwartz         28,895,866          673,726
                      William B. Summers         28,784,045          785,547


          b) Proposal to amend Penton's 1998 Equity and Performance Incentive Plan.

                                 For             Against            Abstain
                              ----------       ----------          ---------
                              15,693,462       10,437,144            58,342


          c)   Proposal to amend Penton's 1998 Director Stock Option Plan.

                                 For             Against            Abstain
                              ----------       ----------          ---------
                              21,652,459        4,471,938            64,462


          d) Proposal to ratify the appointment of the Independent Certified Accountants of Penton for the fiscal year ending December 31, 2001.

                                 For             Against            Abstain
                              ----------       ----------          ---------
                              29,422,970          131,321            15,301


     No other matters were submitted to the stockholders for a vote.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       4.1 Indenture, dated as of June 28, 2001, between Penton Media, Inc., as issuer, the Subsidiary Guarantors named herein, and The Bank of New York, as Trustee, including the form of the Company's 10.375% Senior Subordinated Notes due June 15, 2011 attached as Exhibit A thereto, filed herewith.

       4.2 Registration Rights Agreement, dated as of June 28, 2001 between Penton Media, Inc., as issuer, the Guarantors named therein, and Credit Suisse First Boston Corporation acting on behalf of itself and as representative of the Initial Purchasers named therein, for the Company's 10.375% Senior Subordinated Notes due June 15, 2011, filed herewith.

       10.1 Amendment No. 3 to the Credit Facility, dated May 12, 2001, between Penton Media, Inc., as borrower, the lenders listed therein, as lenders, Banc of America Securities, LLC, as syndication agent, The First National Bank of Chicago, as documentation agent and The Bank of New York, as administrative agent, filed herewith.

       10.2 Amendment No. 4 and Waiver No. 1 to the Credit Facility, dated June 14, 2001, between Penton Media, Inc., as borrower, the lenders listed therein, as lenders, Banc of America Securities, LLC, as syndication agent, The First National Bank of Chicago, as documentation agent and The Bank of New York, as administrative agent, filed herewith.

       10.3 Amendment No 5 and Waiver No. 2 to the Credit Facility, dated June 21, 2001, between Penton Media, Inc., as borrower, the lenders listed therein, as lenders, Banc of America Securities, LLC, as syndication agent, The First National Bank of Chicago, as documentation agent and The Bank of New York, as administrative agent, filed herewith.

       10.4 Penton Media, Inc. Amended and Restated 1998 Director Stock Option Plan, filed herewith.

       10.5 Penton Media, Inc. Amended and Restated 1998 Equity and Performance Incentive Plan, filed herewith.

(b)    REPORTS ON FORM 8-K AND/OR 8-K/A

       Date of Report                     Items Reported
       --------------                     --------------

       June 8, 2001                       Item 5 Other Events
       June 22, 2001                      Item 5 Other Events

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          Penton Media, Inc.
                                          (Registrant)


                                   By:    /s/ JOSEPH G. NECASTRO
                                          --------------------------------
                                          Joseph G. NeCastro

                                          Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)

Date:  August 14, 2001

                                  EXHIBIT INDEX


EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------

    4.1 Indenture, dated as of June 28, 2001, between Penton Media, Inc., as issuer, the Subsidiary Guarantors named herein, and The Bank of New York, as Trustee, including the form of the Company's 10.375% Senior Subordinated Notes due June 15, 2011 attached as Exhibit A thereto, filed herewith.

    4.2 Registration Rights Agreement, dated as of June 28, 2001 between Penton Media, Inc., as issuer, the Guarantors named therein, and Credit Suisse First Boston Corporation acting on behalf of itself and as representative of the Initial Purchasers named therein, for the Company's 10.375% Senior Subordinated Notes due June 15, 2011, filed herewith.

    10.1 Amendment No. 3 to the Credit Facility, dated May 12, 2001, between Penton Media, Inc., as borrower, the lenders listed therein, as lenders, Banc of America Securities, LLC, as syndication agent, The First National Bank of Chicago, as documentation agent and The Bank of New York, as administrative agent, filed herewith.

    10.2 Amendment No. 4 and Waiver No. 1 to the Credit Facility, dated June 14, 2001, between Penton Media, Inc., as borrower, the lenders listed therein, as lenders, Banc of America Securities, LLC, as syndication agent, The First National Bank of Chicago, as documentation agent and The Bank of New York, as administrative agent, filed herewith.

    10.3 Amendment No 5 and Waiver No. 2 to the Credit Facility, dated June 21, 2001, between Penton Media, Inc., as borrower, the lenders listed therein, as lenders, Banc of America Securities, LLC, as syndication agent, The First National Bank of Chicago, as documentation agent and The Bank of New York, as administrative agent, filed herewith.

    10.4 Penton Media, Inc. Amended and Restated 1998 Director Stock Option Plan, filed herewith.

    10.5 Penton Media, Inc. Amended and Restated 1998 Equity and Performance Incentive Plan, filed herewith.