Form 10-Q
period 2001-09-30
PENTON MEDIA INC
filed 2001-11-14
CIK 1062441

                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549-1004


                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

                            Yes   X      No
                                -----        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 13, 2001).

                             Common Stock 31,935,051

                               PENTON MEDIA, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                                                 PAGE

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Consolidated Balance Sheets at September 30, 2001 and December 31, 2000                         3

                  Consolidated Statements of Income for the Three and Nine Months Ended
                     September 30, 2001 and 2000                                                                  5

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                     September 30, 2001 and 2000                                                                  6

                  Notes to Consolidated Financial Statements                                                      7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                               26

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                      36

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                               37

         Signature                                                                                               38

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                               September 30,       December 31,
                                                                                   2001                2000
                                                                                ----------         -----------
ASSETS                                                                          (unaudited)
------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $   28,405         $    11,605
  Accounts and notes receivable, less allowance for doubtful
    accounts of $6,517 and $3,863 in 2001 and 2000, respectively                    67,594              70,059
  Income tax receivable                                                             18,905                   -
  Inventories, net                                                                   1,386                 798
  Deferred tax assets                                                                5,562               5,562
  Prepayments, deposits and other                                                   23,824              11,763
                                                                                ----------         -----------
                                                                                   145,676              99,787
                                                                                ----------         -----------

PROPERTY, PLANT AND EQUIPMENT:
  Land, buildings and improvements                                                   8,969               8,205
  Machinery and equipment                                                           62,246              63,998
                                                                                ----------         -----------
                                                                                    71,215              72,203
 Less: Accumulated depreciation                                                   (39,392)             (36,706)
                                                                                ----------         ------------
                                                                                    31,823              35,497
                                                                                ----------         -----------

OTHER ASSETS:
  Goodwill, less accumulated amortization of
    $69,939 and $49,142 in 2001 and 2000, respectively                             558,589             574,626
  Other intangibles, less accumulated amortization of
    $20,019 and $14,901 in 2001 and 2000, respectively                              51,703              54,122
  Investments                                                                        3,419              17,725
                                                                                ----------         -----------
                                                                                   613,711             646,473
                                                                                ----------         -----------
                                                                                $  791,210         $   781,757
                                                                                ==========         ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              PENTON MEDIA, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                               September 30,       December 31,
                                                                                   2001                2000
                                                                                ----------         -----------
                                                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Senior debt facility                                                          $   14,908         $    11,250
  Accounts payable                                                                   7,742              12,054
  Income taxes payable                                                                   -               3,260
  Accrued earnouts                                                                   2,868              14,704
  Accrued compensation and benefits                                                 13,843              18,485
  Other accrued expenses                                                            32,198              15,024
  Unearned income, principally trade
    show and conference deposits                                                    60,322              55,772
                                                                                ----------         -----------
                                                                                   131,881             130,549
                                                                                ----------         -----------

LONG-TERM LIABILITIES AND DEFERRED CREDITS:
  Revolving credit facility                                                              -              91,000
  Senior debt facility                                                             169,010             199,875
  Senior subordinated notes, net of discount                                       180,896                   -
  Notes payable                                                                      3,325                   -
  Net deferred pension credits                                                      15,771              15,395
  Deferred tax liability                                                               286               5,978
  Other                                                                              3,344               2,391
                                                                                ----------         -----------
                                                                                   372,632             314,639
                                                                                ----------         -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued                                                           -                   -
  Common stock, par                                                                    319                 318
  Capital in excess of par value                                                   228,143             226,446
  Retained earnings                                                                 74,574             112,745
  Notes receivable officers                                                       (11,467)            (10,207)
  Accumulated other comprehensive income                                           (4,872)               7,267
                                                                                ----------         -----------
                                                                                   286,697             336,569
                                                                                ----------         -----------
                                                                                $  791,210         $   781,757
                                                                                ==========         ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               PENTON MEDIA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
       (UNAUDITED; DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  Three Months Ended                 Nine Months Ended
                                                                     September 30,                      September 30,
                                                                ----------------------             ---------------------
                                                                   2001         2000                 2001         2000
                                                                ---------     --------             --------     --------

REVENUES                                                       $   61,523   $   76,720            $ 280,993   $  261,603
                                                               ----------   ----------            ---------   ----------

OPERATING EXPENSES:
  Editorial, production and circulation                            33,148       33,427              117,160       98,631
  Selling, general and administrative                              36,655       36,156              136,291      111,797
  Impairment of assets                                              9,663            -                9,663        1,051
  Restructuring charge                                              9,468            -               15,035            -
  Depreciation and amortization                                    11,211        7,851               33,925       22,880
                                                               ----------   ----------            ---------   ----------
                                                                  100,145       77,434              312,074      234,359
                                                               ----------   ----------            ---------   ----------

OPERATING INCOME (LOSS)                                          (38,622)        (714)             (31,081)       27,244
                                                               ----------   ----------            ---------   ----------

OTHER INCOME (EXPENSE):
  Interest expense, net of interest earned                         (8,263)     (3,129)              (20,513)      (8,305)
  Gain on sale of investments                                          -             -                    -      110,210
  Miscellaneous, net                                                 (794)          87               (2,244)        (357)
                                                               -----------  ----------            ----------  ----------
                                                                   (9,057)     (3,042)              (22,757)     101,548
                                                               -----------  ----------            ----------  ----------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                                  (47,679)     (3,756)              (53,838)     128,792

PROVISION (BENEFIT) FOR INCOME TAXES                             (18,184)      (2,512)              (17,582)      54,918
                                                               ----------   ----------            ---------   ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                          (29,495)     (1,244)              (36,256)      73,874

LOSS FROM OPERATIONS OF
   DISCONTINUED BUSINESS, NET                                           -            -                    -         (85)
                                                               ----------   ----------            ---------   ----------

NET INCOME (LOSS)                                              $  (29,495)  $  (1,244)            $ (36,256)  $   73,789
                                                               ===========  ==========            ==========  ==========

EARNINGS PER SHARE - Basic
  Income (loss) from continuing operations                     $    (0.92)  $    (0.04)           $   (1.14)  $     2.33
  Discontinued operations                                               -            -                    -            -
                                                               ----------   ----------            ---------   ----------
  Net income (loss)                                            $    (0.92)  $    (0.04)           $   (1.14)  $     2.33
                                                               ===========  ===========           ==========  ==========

EARNINGS PER SHARE - Diluted
  Income (loss) from continuing operations                     $    (0.92)  $    (0.04)           $   (1.14)  $     2.30
  Discontinued operations                                               -            -                    -            -
                                                               ----------   ----------            ---------   ----------
  Net income (loss)                                            $    (0.92)  $    (0.04)           $   (1.14)  $     2.30
                                                               ===========  ===========           ==========  ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
         Basic                                                     31,935       31,819               31,914       31,730
                                                               ==========   ==========            =========   ==========
         Diluted                                                   31,935       31,819               31,914       32,014
                                                               ==========   ==========            =========   ==========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               PENTON MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                        (UNAUDITED; DOLLARS IN THOUSANDS)

                                                                                   2001                2000
                                                                                ------------       -----------
Net cash provided by (used for) operating activities                            $ (14,752)         $     3,694
                                                                                ----------         -----------

Cash flows from investing activities:
    Capital expenditures                                                           (8,378)            (12,379)
    Acquisitions and investments, net of cash acquired                             (8,285)           (198,642)
    Earnouts paid                                                                 (11,975)             (4,780)
    Proceeds from sale of INT Media Group, Inc. stock                                  -               113,100
    Proceeds from sale of Direct Mail Segment                                          -                 4,000
                                                                                ----------         -----------
Net cash used for investing activities                                            (28,638)            (98,701)
                                                                                ----------         -----------

Cash flows from financing activities:
    Proceeds from senior subordinated notes                                        180,836                 -
    Repayment of senior credit facility                                           (163,207)             (1,937)
    Proceeds from senior credit facility                                            45,000              80,000
    Employee stock purchase plan payments                                            (197)               (348)
    Proceeds from deferred shares and options exercised                              1,145                 779
    Repayment of notes payable                                                       (201)                   -
    Payment of financing costs                                                     (1,246)                   -
    Dividends paid                                                                 (1,912)             (2,861)
                                                                                ----------         -----------
Net cash provided by financing activities                                           60,218              75,633
                                                                                ----------         -----------

Effect of exchange rate changes on cash and cash equivalents                          (28)               (276)
                                                                                ----------         -----------

    Net increase (decrease) in cash and equivalents                                 16,800            (19,650)
Cash and equivalents at beginning of period                                         11,605              30,370
                                                                                ----------         -----------
Cash and equivalents at end of period                                           $   28,405         $    10,720
                                                                                ==========         ===========




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            (UNAUDITED; DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)


NOTE 1 - NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

         These financial statements have been prepared by management in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of the results of the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

         The accompanying unaudited interim consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RECLASSIFICATIONS

         Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued FAS No. 142 "Goodwill and Other Intangible Assets". FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. FAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. FAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. FAS No. 142 is effective for fiscal years beginning after December 15, 2001. We anticipate that the adoption of this Statement will lead to the elimination of approximately $27.4 million of goodwill amortization in 2002. We are currently in the process of evaluating the impact of the other provisions of this Statement on Penton.

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

NOTE 2 - ACQUISITIONS

2001 ACQUISITIONS

         In 2001, Penton acquired nine companies for an aggregate purchase price of approximately $9.7 million in cash and $3.5 million in promissory notes, with potential contingent consideration of up to $4.8 million based on the achievement of specified business targets through 2003. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $11.5 million is being amortized over periods ranging from 5 to 40 years.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         In addition, Penton acquired five companies in 2000 for an aggregate purchase price of approximately $3.8 million in cash with potential contingent consideration based on the achievement of specified business targets through 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $3.7 million is being amortized over periods ranging from 5 to 20 years.

NOTE 3 - DISCONTINUED OPERATIONS

         During the first quarter of 2000, Penton completed the sale of the net assets of its Direct Mail segment for $4.0 million in cash. An additional operating loss for the nine months ended September 30, 2000 of $0.08 million, net of a tax benefit of $0.06 million, was recorded and classified as discontinued operations in the accompanying consolidated financial statements. This loss was in addition to the $0.06 million that was accrued for in 1999.

NOTE 4 - INCOME TAX RECEIVABLE

         The income tax receivable of $18,905 at September 30, 2001 relates to federal income tax refunds expected on net operating loss carrybacks.

NOTE 5 - INVESTMENTS

         In February 2000, Penton sold 2.0 million shares of INT Media Group, Inc. (formerly known as internet.com Corporation) stock as part of a 3.75 million-share secondary offering. Penton received cash of $113.1 million and recognized a pre-tax gain of approximately $110.2 million. At September 30, 2001, Penton maintains an 11.8% ownership interest in INT Media Group, Inc., or approximately 3.0 million shares. Penton treats its investment as available-for-sale; accordingly, Penton marks to market its investment in INT Media Group, Inc. At September 30, 2001, Penton's investment totaled $3.4 million, including a cumulative mark to market decrease of $0.9 million and related decrease in long-term deferred tax liability of $0.5 million and other comprehensive income of $0.4 million.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - PRO FORMA FINANCIAL INFORMATION

         The following unaudited pro forma financial information for the nine months ended September 30, 2000 assumes that the significant 2000 acquisitions occurred as of the beginning of the period, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt and related income tax effects. The pro forma financial information excludes the effects of synergies and cost reduction initiatives directly related to these acquisitions. These actions have already commenced and are expected to continue through the fourth quarter of 2001. Pro forma results for the nine months ended September 30, 2001 have not been presented because the impact of the 2001 acquisitions is immaterial.

         The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had these transactions been consummated at the beginning of the period presented:

                                                                                       Nine Months Ended
                                                                                      September 30, 2000
         Pro forma revenues                                                             $   306,398
                                                                                        ===========

         Pro forma income from continuing operations                                    $    67,294
                                                                                        ===========

         Pro forma net income applicable
              to common stockholders                                                    $    67,209
                                                                                        ===========
         Per share data:
              Earnings per common share - basic:

                 Income from continuing operations                                      $      2.12
                                                                                        ===========
                 Net income                                                             $      2.12
                                                                                        ===========
              Earnings per common share - diluted:

                 Income from continuing operations                                      $      2.10
                                                                                        ===========
                 Net income                                                             $      2.10
                                                                                        ===========

         The pro forma financial information above does not reflect the 2001 acquisitions as the impact of the pro forma historical information is immaterial.

NOTE 7 - DEBT

SENIOR SUBORDINATED NOTES

         In June 2001, Penton issued $185.0 million of 10 3/8% Senior Subordinated Notes ("the Notes") due 2011 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. Interest is payable on the Notes semiannually on June 15 and December 15. The Notes are guaranteed, on a senior subordinated basis, by the Company's domestic subsidiaries and may be redeemed on or after June 15, 2006. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Notes before June 15, 2004 with the proceeds of certain equity offerings. The Notes were offered at a discount of $4.2 million, which is being amortized over the term of the Notes. Amortization of the discount was not material for the nine months ended September 30, 2001. Costs representing underwriting fees and other professional fees of $1.5 million are being amortized over the term of the Notes. Net proceeds of $180.2 million were used to pay down $136.0 million under the revolving credit facility, $12.8 million of Term Loan A and $7.2 million of Term Loan B. The remaining net proceeds of $24.2 million are being used for general corporate purposes. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

indebtedness of the Company, including the credit facility. The Notes contain covenants that will, among other things, restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments, sell assets or enter into mergers or consolidations.

         In October 2001, the Company filed Form S-4 with the Securities and Exchange Commission as required with respect to the debt offering completed in June 2001.

SENIOR CREDIT FACILITY

         Penton maintains a credit agreement with several banks under which it may borrow up to $340.0 million. The agreement provides for a revolving credit facility of up to $125.0 million, a long-term loan of $140.0 million ("Term Loan A") and a long-term loan of $75.0 million ("Term Loan B"). In October 2000, Penton amended its Credit Agreement to give the Company the option to increase, in the aggregate, its Term Loan A, Term Loan B and/or its Revolver by $100.0 million. The Term Loans and the Revolver could not be increased on more than three separate occasions, and any increase had to take place by September 30, 2001. Concurrent with the closing of the amendment, the Company obtained committed financing in the amount of $60.0 million of the $100.0 million under the Revolver, thereby increasing the total available under the Revolver to $185.0 million. The option to increase Term Loan A, Term Loan B and/or the Revolver by an additional $40.0 million by September 30, 2001 was not exercised by the Company.

         The credit facility is collateralized by all tangible and intangible assets of Penton, including the equity interests in all of its U.S. subsidiaries and not less than 65% of the equity interests of any of its foreign subsidiaries. Under the terms of the agreement, Penton is required to meet certain covenants. The agreement also prohibits Penton from incurring certain additional indebtedness; limits certain investments, advances or loans; and restricts substantial asset sales and cash dividends. At September 30, 2001, Penton was in compliance with all covenants. See discussion in liquidity and capital resources section of Management's Discussion and Analysis regarding expected violation of certain covenants in the fourth quarter of 2001.

         The revolving credit facility bears interest, at Penton's option, at either the Alternative Base Rate ("ABR"), defined as the higher of the Administrative Agent's Prime Rate or the Federal Funds Rate plus 0.50%, or at LIBOR, plus a rate margin ranging from 0.25% to 2.125% based on Penton's consolidated leverage ratio, as defined. Up to the full amount of the revolving credit facility may be borrowed, repaid and reborrowed until maturity on August 31, 2006; however, the revolving credit facility commitment shall be reduced as of September 30, 2003, by 7.5% per quarter until September 30, 2005, at which time it will be reduced by 10% per quarter until maturity. At September 30, 2001, no amounts were outstanding under the revolving credit facility. Penton has agreed to pay a commitment fee ranging from 0.375% to 0.50%, based on Penton's consolidated leverage ratio, on the average unused portion of the revolving credit facility commitment. At September 30, 2001, $185.0 million was available under the facility.

         Term Loan A bears interest, at Penton's option, at either the ABR rate or at LIBOR, plus a rate margin ranging from 0.25% to 2.125%, based on Penton's consolidated leverage ratio. Interest on ABR loans is payable quarterly in arrears, while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At September 30, 2001, the rate in effect was 4.50%. The loan, which requires quarterly principal payments, will mature on June 30, 2006. At September 30, 2001, $117.0 million was outstanding under Term Loan A.

         Term Loan B bears interest, at Penton's option, at either the ABR rate or at LIBOR, plus a rate margin ranging from 0.5% to 2.50%, based on Penton's consolidated leverage ratio. Interest on ABR loans is payable quarterly in arrears, while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At September 30, 2001, the rate in effect was 5.00%. The loan requires quarterly principal payments of approximately $0.2 million, and four balloon payments of $17.6 million

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

beginning in September 2006, and will mature on June 30, 2007. At September 30, 2001, $66.9 million was outstanding under Term Loan B.

         Cash paid for interest for the nine months ended September 30, 2001 and 2000, was $14.0 million and $12.1 million, respectively. Included in interest expense in the Consolidated Statements of Income are $1.3 million and $5.1 million of interest income for the nine months ended September 30, 2001 and 2000, respectively.

NOTES PAYABLE

         The Company's long-term notes payable at September 30, 2001 of $3.3 million represents indebtedness resulting from the acquisition of Hillgate in February 2001. Loan Note A in the amount of $2.9 million, bears interest at 1% and matures in April 2004. Loan Note B in the amount of $0.4 million, bears interest at 0.5% and matures in July 2004. Both notes are denominated in British pounds.

NOTE 8 - NET INCOME PER COMMON SHARE

         The following table sets forth the reconciliation of basic and diluted weighted average shares (shares in thousands) for the three and nine months ended September 30, 2001 and 2000:

                                                            Three Months                            Nine Months
                                                         Ended September 30,                    Ended September 30,
                                                         -------------------                    -------------------
                                                          2001           2000                  2001             2000
                                                          ----           ----                  ----             ----
Numerator:
  Income (loss) applicable to
      common shareholders                             $ (29,495)       $  (1,244)            $(36,256)      $  73,789
                                                      ==========       ==========            =========      =========

Denominator (Number of shares):
  Basic - weighted average shares outstanding             31,935          31,819               31,914          31,730

  Effect of dilutive securities:
     Stock options                                             -               -                    -             284

  Diluted - weighted average shares outstanding           31,935          31,819               31,914          32,014
                                                      ==========       =========             ========       =========

         Due to the net loss from operations for the three months ended September 30, 2001 and 2000, and the net loss from operations for the nine months ended September 30, 2001, stock options, restricted stock units and deferred shares were excluded from the calculation of diluted earnings per share as the result would have been antidilutive.

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

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



the Company's common stock at a discounted price if any person or group acquires 20 percent or more of the outstanding shares of the Company's common stock. Rights held by the persons who exceed the applicable threshold will be void.

         Under certain circumstances, the rights will entitle the holder to buy shares in an acquiring entity at a discounted price. The plan also includes an exchange option. In general, after the rights become exercisable, the Penton Board may, at its option, effect an exchange of part or all of the rights, other than rights that have become void, for shares of Penton common stock. Under this option, Penton would issue one share of common stock for each right, subject to adjustment in certain circumstances.

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

MANAGEMENT STOCK PURCHASE PLAN

         Effective January 2000, the Company established a Management Stock Purchase Plan for designated officers and other key employees. Participants in the plan may elect to receive restricted stock units ("RSUs") in lieu of a designated portion of up to 100% of their annual incentive bonus. Each RSU represents the right to receive one share of Penton common stock. RSUs are granted at a 20% discount from fair market value on the date awarded. RSUs vest two years after the date of grant and are settled in shares of common stock after a period of deferral (of no less than two years) selected by the participant, or upon termination of employment. In February 2001 and 2000, 31,942 and 25,507 RSUs were granted at a fair market value of $25.10 and $25.94 per share, respectively. At September 30, 2001, 57,449 RSUs were outstanding. The discount, which is immaterial for the periods presented, is recorded as compensation expense over the minimum vesting period.

EXECUTIVE LOAN PROGRAM

         In January 2000, the Company established the Executive Loan Program, which allowed Penton to issue an aggregate of up to 400,000 shares of Penton common stock at fair market value to six key executives, in exchange for full recourse notes. In addition, on October 27, 2000, the Board of Directors authorized one additional executive to borrow up to $1.0 million under the Executive Loan Program for the purchase of Penton stock at fair value in exchange for full recourse notes. All notes bear interest compounded semi-annually at a rate equal to the applicable interest rate as published by the Internal Revenue Service and mature on or before the fifth anniversary of the first loan date. No principal or interest payments are required until maturity, at which time all outstanding amounts are due.

         At September 30, 2001, 449,430 shares had been issued under the Executive Loan Program and the outstanding loan balance was approximately $11.5 million (including $1.1 million of accrued interest), which is classified in the Stockholders' Equity section of the balance sheet as notes receivable from officers.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Deferred Shares

         In August 2001, 6,780 fully vested deferred shares were issued for common stock of Penton. At September 30, 2001 and 2000, respectively, 56,249 and 63,029 deferred shares, which were granted in 1998 and 1999, were outstanding. Of the shares outstanding at September 30, 2001, 47,553 shares vest on the third anniversary of the grant date, while the remaining 8,696 shares vest at the rate of 20% per year over a five-year period from date of grant. Compensation expense is being recognized over the related vesting period based on the fair value of the shares at the date of grant. For the nine months ended September 30, 2001 and 2000, approximately $0.3 million, respectively, were charged to expense for these shares.

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

         Performance shares are not issuable until earned. Compensation expense related to these shares is recorded over the performance period. For the nine months ended September 30, 2001 and 2000, approximately $1.5 million and $1.6 million, respectively, were charged to expense for these shares.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - COMPREHENSIVE INCOME

         Total comprehensive loss for the nine months ended September 30, 2001 and 2000 was $48.4 million and $25.2 million, respectively.

                                        COMMON                                                         ACCUMULATED
                                        STOCK,        CAPITAL IN                        NOTES             OTHER
                                          PAR          EXCESS OF       RETAINED       RECEIVABLE       COMPREHENSIVE
                                         VALUE         PAR VALUE       EARNINGS        OFFICERS          INCOME         TOTAL
                                       ---------       ---------       ---------       ---------       ---------       ---------
Balance at December 31, 2000           $     318       $ 226,446       $ 112,745       $ (10,207)      $   7,267       $ 336,569
Comprehensive loss:
    Net loss                                --              --           (36,256)           --              --           (36,256)
    Unrealized loss on securities
       reported at fair value               --              --              --              --            (8,540)         (8,540)
    Net loss on cash flow hedges            --              --              --              --            (2,412)         (2,412)
    Foreign currency translation
       adjustment                           --              --              --              --            (1,187)         (1,187)
                                                                                                                       ---------
    Total comprehensive loss                                                                                             (48,395)
                                                                                                                       ---------
Dividends                                   --              --            (1,915)           --              --            (1,915)
Issuance of common stock:
    Executive loan shares issued            --               750            --              --              --               750
    Deferred shares and options
     exercised                                 1           1,144            --              --              --             1,145
    Employee Stock Purchase Plan            --              (197)           --              --              --              (197)
Receivable from officers                    --              --              --            (1,260)           --            (1,260)
                                       ---------       ---------       ---------       ---------       ---------       ---------
Balance at September 30, 2001          $     319       $ 228,143       $  74,574       $ (11,467)      $  (4,872)      $ 286,697
                                       =========       =========       =========       =========       =========       =========

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

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Company had the following activity in other comprehensive income related to derivatives:

         Total cumulative effect of adoption on other comprehensive
         income at January 1, 2001                                                      $    1,351
                Net change related to hedging transactions in the period                       941
                Net amount reclassified to earnings                                          (115)
                                                                                        ----------
         Net deferred loss on cash flow hedges at March 31, 2001                             2,177
                                                                                        ----------
                Net change related to hedging transactions in the period                      (30)
                Net amount reclassified to earnings                                          (182)
                                                                                        ----------
         Net deferred loss on cash flow hedges at June 30, 2001                              1,965
                                                                                        ----------
                Net change related to current quarter hedging transactions                     828
                Net amount reclassified to earnings                                          (381)
                                                                                        ----------
         Net deferred loss on cash flow hedges at September 30, 2001                    $    2,412
                                                                                        ==========

ACCOUNTING POLICY FOR DERIVATIVES AND HEDGING ACTIVITIES

         All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a "fair value" hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); (3) a foreign currency fair value or cash flow hedge (a "foreign currency" hedge); (4) a hedge of a net investment in a foreign operation; or (5) an instrument that is held for trading or non-hedging purposes (a "trading" or "non-hedging" instrument).

         Changes in the fair value of a derivative that are highly effective as, and that are designated and qualify as, a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current period earnings. The Company did not have any fair value hedges during the nine months ended September 30, 2001.

         Changes in the fair value of a derivative that are highly effective as, and that are designated and qualify as, a cash flow hedge, to the extent that the hedges are effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The Company had interest rate swaps and caps which were designated as cash flow hedges for the nine months ended September 30, 2001.

         Changes in the fair value of a derivative that are highly effective as, and that are designated and qualify as, a foreign currency hedge are recorded in either current period earnings or other comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, the changes in the derivative's fair value, to the extent that the derivative is effective as a hedge, are recorded in the cumulative translation adjustment account within other comprehensive income. Changes in the fair value of derivative trading and non-hedging instruments are reported in current period earnings. For the nine months ended September 30, 2001, the Company did not have any foreign currency or net investment hedges.

         The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to (1) specific assets and liabilities on the balance sheet or
(2) specific firm commitments or forecasted transactions. The

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         At September 30, 2001, Penton had the following interest rate instruments in effect:

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

         At September 30, 2001, the interest rate instruments had a negative fair value of $4.2 million recorded as a liability in Other Accrued Expenses on the balance sheet. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the other counter-parties as they are major financial institutions. The Company controls the credit risk of its interest rate swap agreements through credit approvals, limits and monitoring procedures. The Company also maintains a policy requiring that all swap derivative contracts be pursuant to the International Swaps and Derivatives Association Master Agreement.

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

CASH FLOW HEDGES

         The Company uses interest rate swaps to convert a portion of its variable-rate debt to fixed-rate debt. The specific terms and notional amounts of the swaps are determined based on management's assessment of future interest rates, the requirements under the Credit Agreement (see Note 7), and other factors. The Company purchases interest rate caps and swaps to minimize its exposure to volatility in LIBOR. The level of fixed rate debt, after the effects of interest rate swaps and caps have been considered, is maintained at a level that is greater than 50% of the total Company debt.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         For the nine months ended September 30, 2001, the Company recognized a net loss of $0.7 million (reported as interest expense in the Consolidated Statements of Income), which represents the total ineffectiveness of all cash flow hedges, including the time value of option contracts. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness except for the time value of interest rate caps (option contracts).

         During the nine months ended September 30, 2001, the Company reclassified $0.7 million from accumulated other comprehensive income to current period earnings (reported as interest expense in the Consolidated Statements of Income). The net deferred loss recorded in accumulated other comprehensive income will be reclassified to earnings on a quarterly basis as interest payments occur. As of September 30, 2001, $1.1 million of deferred losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified as earnings during the next twelve months. As of September 30, 2001, the maximum term over which the Company is hedging its exposure to the variability of future cash flows is thirteen months.

NOTE 12 - RESTRUCTURING AND IMPAIRMENT CHARGES

THIRD QUARTER:

         During the third quarter of 2001, the Company recorded asset impairments of $9.7 million ($5.8 million after tax, or $0.18 per share on a diluted basis), and restructuring charges of $9.5 million ($5.7 million after tax, or $0.18 per share on a diluted basis).

         Asset impairments of $9.7 million include the write-down of goodwill by $7.1 million on five small acquisitions, and $1.7 million for various Web sites which were shut down. In addition, $0.9 million of circulation software costs were written off at one of our business units due to a management decision to discontinue the development of the software and to outsource that function.

         Restructuring charges of $9.5 million resulted primarily from strategic decisions to restructure a number of businesses and support departments, including reducing our overhead infrastructure by consolidating and closing several branch offices, centralizing information technology, and outsourcing certain corporate functions. Of the total charge, $3.5 million relates to employee termination benefits for the elimination of 240 positions, of which 107 positions and $1.1 million in payments have already been completed. Approximately 88% of the positions eliminated or to be eliminated are in the U.S. with the remaining positions predominantly in the United Kingdom and Germany. The remaining $6.0 million of the restructuring charge relates to the closure of 15 Penton offices worldwide and include costs associated with existing office spaces under lease including rent and common area maintenance costs in addition to costs to vacate the space. The majority of cost savings related to these initiatives will be realized in 2002 and beyond.

         An analysis of third-quarter restructuring charges recorded for the quarter ended September 30, 2001, are as follows:

                                                                                   Ending
                                                                     Cash          Accrual
         Description                               Provision       Payments        Balance
         -----------                             --------------------------------------------
         Severance, outplacement and
           other personnel costs                   $    3,501     $    1,131      $    2,370
         Facility closing costs                         5,967              -           5,967
                                                   ----------     ----------      ----------
         Total                                     $    9,468     $    1,131      $    8,337
                                                   ==========     ==========      ==========


         The majority of the remaining costs incurred in connection with the plan are expected to be paid by the end of 2002 with the balance to be paid through the end of 2010.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FIRST QUARTER:

         In February 2001, Penton announced a restructuring program with the intent of discontinuing certain Internet operations that have not demonstrated revenue growth, customer acceptance and near-term opportunity for profit. During the first quarter of 2001, Penton incurred a pre-tax charge of $5.6 million for this restructuring. The charge was reported as a component of operating expenses.

         An analysis of first quarter restructuring charges recorded as of September 30, 2001, are as follows:


                                                                                                  Ending
         DESCRIPTION                                            Cash              Other           Accrual
         -----------                           Provision      Payments         Adjustments        Balance
                                               ---------      --------         -----------        -------
         Severance, outplacement and
           other personnel costs             $     1,913    $     1,722         $      23        $     168
         Impaired assets                           2,054            567             1,487                -
         Other exit costs                          1,600            638               541              421
                                             -----------    -----------         ---------        ---------
         Total                               $     5,567    $     2,927         $   2,051        $     589
                                             ===========    ===========         =========        =========

         Asset impairment costs primarily included the write-off of capitalized software development costs associated with the discontinuance of the industry exchange component of New Hope Natural Media's Healthwell.com. Personnel costs include the reduction of approximately 60 employees at Healthwell.com as well as a reduction of workforce related to a number of other Internet initiatives throughout Penton. Such personnel costs include payments for severance, outplacement services and provision for continued benefits to personnel. Costs to exit activities reflect the costs associated with existing office spaces under lease and other contractual obligations. During the third quarter, $0.1 million in cash payments were charged against the reserve. Other adjustments reflect the write-off of impaired assets and other items that did not involve the use of cash during the nine months ended September 30, 2001.

         The majority of the remaining costs incurred in connection with the first quarter restructuring plan are expected to be paid by the end of 2001.

NOTE 13 - SEGMENT INFORMATION

         Historically, Penton had three reportable segments: Media Services, Printing, and Direct Mail. Due to the sale of the Printing segment in 1999 and the Direct Mail segment in 2000, Penton currently has only one segment. The Media Services segment serves specific industries with integrated media product offerings.

NOTE 14 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

         The following schedules set forth condensed consolidating balance sheets as of September 30, 2001 and December 31, 2000 and condensed consolidating statements of income and condensed consolidating statements of cash flows for the nine months ended September 30, 2001 and 2000. In the following schedules, "Parent Company" refers to the combined balances of Penton Media, Inc., "Guarantor Subsidiaries" refers to Penton's wholly owned domestic subsidiaries, and "Non-guarantor Subsidiaries" refers to Penton's foreign subsidiaries. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in our subsidiaries.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2001


                                                                 GUARANTOR      NON-GUARANTOR                     PENTON
                                                  PARENT       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                 ---------       ---------       ---------       ---------       ---------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                    $  20,398       $   2,373       $   5,634       $    --         $  28,405
    Accounts and notes receivable, net              46,591          89,687          11,316         (80,000)         67,594
    Income tax receivable                           18,905            --              --              --            18,905
    Inventories                                        948             406              32            --             1,386
    Deferred tax asset                               3,600           1,962            --              --             5,562
    Prepayments, deposits and other                  8,373           7,791           7,660            --            23,824
                                                 ---------       ---------       ---------       ---------       ---------
                                                    98,815         102,219          24,642         (80,000)        145,676
                                                 ---------       ---------       ---------       ---------       ---------

    Property, plant and equipment, net              23,795           4,949           3,079            --            31,823
    Goodwill, net                                  131,142         392,051          35,396            --           558,589
    Other intangibles, net                          12,460          36,960           2,283            --            51,703
    Deferred tax asset                               7,818            --              --            (7,818)           --
    Investment in subsidiaries                        --              --              --              --              --
    Investments                                    238,468         147,654            --          (382,703)          3,419
                                                 ---------       ---------       ---------       ---------       ---------
                                                   413,683         581,614          40,758        (390,521)        645,534
                                                 ---------       ---------       ---------       ---------       ---------
                                                 $ 512,498       $ 683,833       $  65,400       $(470,521)      $ 791,210
                                                 =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Senior debt facility                         $  14,908       $    --         $    --         $    --         $  14,908
    Accounts payable and accrued expenses           34,471          (3,553)         11,890            --            42,808
    Accrued compensation and benefits               13,545           1,388          (1,090)           --            13,843
    Unearned income                                 21,316          27,356          11,650            --            60,322
                                                 ---------       ---------       ---------       ---------       ---------
                                                    84,240          25,191          22,450            --           131,881
                                                 ---------       ---------       ---------       ---------       ---------

LONG-TERM LIABILITIES AND DEFERRED CREDITS:
    Senior debt facility                           169,010            --              --              --           169,010
    Senior subordinated notes                      180,896            --              --              --           180,896
    Notes payable                                   80,000            --             3,325         (80,000)          3,325
    Net deferred pension credits                    15,771            --              --              --            15,771
    Deferred tax liability                            --             8,102               2          (7,818)            286
    Intercompany advances                         (262,181)        242,969          19,212            --              --
    Other                                            1,714             375           1,255            --             3,344
                                                 ---------       ---------       ---------       ---------       ---------
                                                   185,210         251,446          23,794         (87,818)        372,632
                                                 ---------       ---------       ---------       ---------       ---------

STOCKHOLDERS' EQUITY:
    Common stock                                   228,463         349,426          16,615        (366,042)        228,462
    Retained earnings                               28,507          58,300           4,428         (16,661)         74,574
    Notes receivable officers/directors            (11,467)           --              --              --           (11,467)
    Accumulated other comprehensive income          (2,455)           (530)         (1,887)           --            (4,872)
                                                 ---------       ---------       ---------       ---------       ---------
                                                   243,048         407,196          19,156        (382,703)        286,697
                                                 ---------       ---------       ---------       ---------       ---------
                                                 $ 512,498       $ 683,833       $  65,400       $(470,521)      $ 791,210
                                                 =========       =========       =========       =========       =========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF DECEMBER 31, 2000



                                                                 GUARANTOR      NON-GUARANTOR                     PENTON
                                                  PARENT       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                 ---------       ---------       ---------       ---------       ---------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                    $    --         $   8,678      $   3,970       $  (1,043)      $  11,605
    Accounts and notes receivable, net              40,592          96,850         12,617         (80,000)         70,059
    Inventories                                        495             282             21            --               798
    Deferred tax asset                               3,600           1,962           --              --             5,562
    Prepayments, deposits and other                  5,282           4,710          1,771            --            11,763
                                                 ---------       ---------      ---------       ---------       ---------
                                                    49,969         112,482         18,379         (81,043)         99,787
                                                 ---------       ---------      ---------       ---------       ---------

    Property, plant and equipment, net              28,951           5,462          1,084            --            35,497
    Goodwill, net                                  139,023         405,987         29,616            --           574,626
    Other intangibles, net                          26,548          25,562          2,012            --            54,122
    Deferred tax asset                               2,472            --                6          (2,478)           --
    Investment in subsidiaries                     238,788         144,235           --          (383,023)           --
    Investments                                       --            17,725           --              --            17,725
                                                 ---------       ---------      ---------       ---------       ---------
                                                   435,782         598,971         32,718        (385,501)        681,970
                                                 ---------       ---------      ---------       ---------       ---------
                                                 $ 485,751       $ 711,453      $  51,097       $(466,544)      $ 781,757
                                                 =========       =========      =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Senior debt facility                         $  11,250       $    --        $    --         $    --         $  11,250
    Accounts payable and accrued expenses           32,273           7,412          6,400          (1,043)         45,042
    Accrued compensation and benefits               15,200           2,985            300            --            18,485
    Unearned income                                 17,253          28,860          9,659            --            55,772
                                                 ---------       ---------      ---------       ---------       ---------
                                                    75,976          39,257         16,359          (1,043)        130,549
                                                 ---------       ---------      ---------       ---------       ---------

LONG-TERM LIABILITIES AND DEFERRED CREDITS:
    Revolving credit facility                       91,000            --             --              --            91,000
    Senior debt facility                           199,875            --             --              --           199,875
    Notes payable                                   80,000            --             --           (80,000)           --
    Net deferred pension credits                    15,395            --             --              --            15,395
    Deferred tax liability                            --             8,456           --            (2,478)          5,978
    Intercompany advances                         (273,733)        257,298         16,435            --              --
    Other                                            2,395              25            (29)           --             2,391
                                                 ---------       ---------      ---------       ---------       ---------
                                                   114,932         265,779         16,406         (82,478)        314,639
                                                 ---------       ---------      ---------       ---------       ---------

STOCKHOLDERS' EQUITY:
    Common stock                                   226,764         349,428         16,614        (366,042)        226,764
    Retained earnings                               78,372          48,982          2,372         (16,981)        112,745
    Notes receivable officers/directors            (10,207)           --             --              --           (10,207)
    Accumulated other comprehensive income             (86)          8,007           (654)           --             7,267
                                                 ---------       ---------      ---------       ---------       ---------
                                                   294,843         406,417         18,332        (383,023)        336,569
                                                 ---------       ---------      ---------       ---------       ---------
                                                 $ 485,751       $ 711,453      $  51,097       $(466,544)      $ 781,757
                                                 =========       =========      =========       =========       =========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                GUARANTOR      NON-GUARANTOR                    PENTON
                                                  PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ---------       ---------      -------------   ------------    ---------


REVENUES                                        $ 153,553       $  95,842       $  31,598       $    --         $ 280,993
                                                ---------       ---------       ---------       ---------       ---------

OPERATING EXPENSES:
    Editorial, production and circulation          68,016          36,481          12,663            --           117,160
    Selling, general and administrative            79,218          43,591          13,482            --           136,291
    Depreciation and amortization                  28,947           4,435             543            --            33,925
    Impairment of other assets                      8,558             910             195            --             9,663
    Restructuring charges                          15,035            --              --              --            15,035
                                                ---------       ---------       ---------       ---------       ---------
                                                  199,774          85,417          26,883            --           312,074
                                                ---------       ---------       ---------       ---------       ---------

OPERATING INCOME (LOSS)                           (46,221)         10,425           4,715            --           (31,081)
                                                ---------       ---------       ---------       ---------       ---------

OTHER INCOME (EXPENSE):
    Interest expense, net of income earned        (23,909)          3,665            (269)           --           (20,513)
    Miscellaneous, net                               (808)           (228)         (1,208)           --            (2,244)
                                                ---------       ---------       ---------       ---------       ---------
                                                  (24,717)          3,437          (1,477)           --           (22,757)
                                                ---------       ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES                 (70,938)         13,862           3,238            --           (53,838)
PROVISION (BENEFIT) FOR INCOME TAXES              (23,308)          4,544           1,182            --           (17,582)
                                                ---------       ---------       ---------       ---------       ---------
NET INCOME (LOSS)                               $ (47,630)      $   9,318       $   2,056        $   --         $ (36,256)
                                                =========       =========       =========       =========       =========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                 GUARANTOR    NON-GUARANTOR                   PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED

REVENUES                                        $ 166,806       $  78,325       $  16,472       $    --        $ 261,603
                                                ---------       ---------       ---------       ---------      ---------

OPERATING EXPENSES:
    Editorial, production and circulation          67,978          24,556           6,097            --           98,631
    Selling, general and administrative            77,904          27,431           6,462            --          111,797
    Depreciation and amortization                  19,810           2,834             236            --           22,880
    Restructuring charges                            --              --              --              --             --
    Impairment of other assets                      1,051            --              --              --            1,051
                                                ---------       ---------       ---------       ---------      ---------
                                                  166,743          54,821          12,795            --          234,359
                                                ---------       ---------       ---------       ---------      ---------

OPERATING INCOME (LOSS)                                63          23,504           3,677            --           27,244
                                                ---------       ---------       ---------       ---------      ---------

OTHER INCOME (EXPENSE):
    Interest expense, net of income earned         (8,714)            780            (371)           --           (8,305)
    Gain on sale of investments                   110,210            --              --              --          110,210
    Miscellaneous, net                               (671)           (128)            442            --             (357)
                                                ---------       ---------       ---------       ---------      ---------
                                                  100,825             652              71            --          101,548
                                                ---------       ---------       ---------       ---------      ---------

INCOME BEFORE INCOME TAXES                        100,888          24,156           3,748            --          128,792
PROVISION FOR INCOME TAXES                         42,978          10,816           1,124            --           54,918
                                                ---------       ---------       ---------       ---------      ---------
INCOME FROM CONTINUING OPERATIONS                  57,910          13,340           2,624            --           73,874

DISCONTINUED OPERATIONS:

    Loss from discontinued operations, net            (85)           --              --              --              (85)
                                                ---------       ---------       ---------       ---------      ---------

NET INCOME                                      $  57,825       $  13,340       $   2,624       $    --        $  73,789
                                                =========       =========       =========       =========      =========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                PENTON MEDIA, INC
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                      GUARANTOR      NON-GUARANTOR                       PENTON
                                                          PARENT    SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
    ACTIVITIES                                         $ (20,958)      $  (2,243)      $   7,406       $   1,043       $ (14,752)
                                                       ---------       ---------       ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                  (3,995)         (1,620)         (2,763)           --            (8,378)
    Acquisitions and investments, net of cash
      acquired                                            (4,631)           (675)         (2,979)           --            (8,285)
    Earnouts paid                                        (10,208)         (1,767)           --              --           (11,975)
                                                       ---------       ---------       ---------       ---------       ---------
        Net cash used for investing activities           (18,834)         (4,062)         (5,742)           --           (28,638)
                                                       ---------       ---------       ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from senior subordinated notes              180,836            --              --              --           180,836
    Proceeds from senior debt facility                    45,000            --              --              --            45,000
    Repayment of senior debt facility                   (163,207)           --              --              --          (163,207)
    Repayment of notes payable                              --              --              (201)           --              (201)
    Employee stock purchase plan payments                   (197)           --              --              --              (197)
    Proceeds from deferred shares and options
      exercised                                            1,145            --              --              --             1,145
    Payment of financing costs                            (1,246)           --              --              --            (1,246)
    Dividends paid                                        (1,912)           --              --              --            (1,912)
                                                       ---------       ---------       ---------       ---------       ---------
        Net cash provided by financing activities         60,419            --              (201)           --            60,218
                                                       ---------       ---------       ---------       ---------       ---------

Effect of exchange rate                                      (28)           --              --              --               (28)
                                                       ---------       ---------       ---------       ---------       ---------
        Net increase (decrease) in cash and
        Equivalents                                       20,599          (6,305)          1,463           1,043          16,800
Cash and equivalents at beginning of period                 --             8,678           3,970          (1,043)         11,605
                                                       ---------       ---------       ---------       ---------       ---------
Cash and equivalents at end of period                  $  20,599       $   2,373       $   5,433       $    --         $  28,405
                                                       =========       =========       =========       =========       =========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 14-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                PENTON MEDIA, INC
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                         GUARANTOR      NON-GUARANTOR                PENTON
                                                           PARENT       SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                          ---------      ---------      ---------      ---------     ---------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
    ACTIVITIES                                            $ (11,338)     $   7,048      $   7,984      $    --       $   3,694
                                                          ---------      ---------      ---------      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     (9,482)        (2,719)          (178)          --         (12,379)
    Acquisitions and investments, net of cash
      acquired                                             (192,389)        (1,664)        (4,589)          --        (198,642)
    Earnouts paid                                            (3,205)          (980)          (595)          --          (4,780)
    Proceeds from sale of INT Media Group Inc.
     stock                                                  113,100           --             --             --         113,100
    Net proceeds from sale of discontinued operations         4,000           --             --             --           4,000
                                                          ---------      ---------      ---------      ---------     ---------
        Net cash provided by investing activities           (87,976)        (5,363)        (5,362)          --         (98,701)
                                                          ---------      ---------      ---------      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from senior debt facility                       80,000           --             --             --          80,000
    Repayment of senior debt facility                        (1,937)          --             --             --          (1,937)
    Employee stock purchase plan payments                      (348)          --             --             --            (348)
    Proceeds from deferred shares and options
      exercised                                                 779           --             --             --             779
    Dividends paid                                           (2,861)          --             --             --          (2,861)
                                                          ---------      ---------      ---------      ---------     ---------
        Net cash used for financing activities               75,633           --             --             --          75,633
                                                          ---------      ---------      ---------      ---------     ---------

Effect of exchange rate                                        (276)          --             --             --            (276)
        Net increase in cash and equivalents                (23,957)         1,685          2,622           --         (19,650)
Cash and equivalents at beginning of period                  24,664          2,918          2,788           --          30,370
                                                          ---------      ---------      ---------      ---------     ---------
Cash and equivalents at end of period                     $     707      $   4,603      $   5,410      $    --       $  10,720
                                                          =========      =========      =========      =========     =========

NOTE 15 -- SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
               ACTIVITIES

         For the nine months ended September 30, 2001, Penton issued 39,430 shares to an officer under the executive loan program, and marked to market its investment in INT Media Group, Inc. stock by negative $0.9 million. In addition, Penton acquired Hillgate in February 2001 for approximately $4.1 million, of which $3.3 million was in the form of notes payable.

         For the nine months ended September 30, 2000, Penton issued 52,920 common shares valued at approximately $1.4 million in connection with New Hope's earnout; issued 400,000 shares to officers; and marked to market its investment in INT Media Group, Inc. stock by approximately $47.8 million.

         The foregoing transactions did not provide for or require the use of cash and, accordingly, are not reflected in the Consolidated Statements of Cash Flows.

NOTE 16 - SUBSEQUENT EVENTS

         In October 2001, Penton sold the stock of Meko, Ltd., back to the original owner for one pound Sterling. In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded an impairment charge of $0.4 million related to the assets of Meko, Ltd. as of September 30, 2001. This charge was recorded to write-down the assets of Meko to fair market value.

         In October 2001, the Company filed Form S-4 with the Securities and Exchange Commission with respect to the Company's $185.0 million of 10 3/8% Senior Subordinated Notes due 2011.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

         Total revenues decreased $15.2 million, or 19.8%, from $76.7 million for the three months ended September 30, 2000 to $61.5 million for the same period in 2001.

         Publishing revenues decreased $4.7 million, or 8.7%, from $54.5 million for the three months ended September 30, 2000 to $49.8 million in the same period in 2001. The decrease was due primarily to revenue declines from technology magazines, especially Internet World magazine, as well as from select magazines serving the manufacturing industry and electronics OEM markets. These declines were primarily caused by the continued weakness in advertising resulting from the extended slowdown of the U.S. economy and, more recently, by struggling economies throughout Europe and Asia. These declines were partially offset by the following: (i) the addition of Windows 2000 Magazine, Business Finance Magazine, SQL Server Magazine and iSeries NEWS magazine, which were part of the Duke acquisition in September 2000; (ii) the addition of IT Consultant, m-CommerceWorld, ISPWorld, and Service Management magazines, which were part of the Hillgate acquisition in February 2001, and (iii) the addition of iTgraphics Magazine, and the Australian editions of Computer Reseller News and Information Week magazines, which were all part of the DWR Media acquisition completed in May 2001.

         Trade show and conference revenues decreased $12.5 million, or 58.6%, from $21.3 million for the three months ended September 30, 2000 to $8.8 million for the same period in 2001, due primarily to the shift in timing of the Natural Products Expo East, International Leisure Industry Week, and CLEC Expo Fall (now titled Last Mile) trade shows, which were held in the third quarter of 2000 and will be held in the fourth quarter of 2001, as well as a decline in revenues year-over-year in the Internet World Summer show. These declines were somewhat offset by the Wireless Developer conference, which was acquired in June 2001; the IW Australia show which was held in the second quarter of 2000 compared with the third quarter of 2001; and several regional industrial shows held during the quarter, which were part of the PTS acquisition in September 2000.

         Online media revenues increased $2.0 million, from $0.9 million for the three months ended September 30, 2000 to $2.9 million for the same period in 2001, due primarily to the addition of Duke's online media business, which was acquired in September 2000.

OPERATING EXPENSES

         Operating expenses increased $22.7 million, or 29.3%, from $77.4 million for the three months ended September 30, 2000 to $100.1 million for the same period in 2001. As a percentage of revenues, operating costs increased from 100.9% in 2000 to 162.8% in 2001. The increase in operating expenses as a percentage of revenues was due primarily to the $19.1 million impairment of asset and restructuring charges taken in the quarter, the shift in timing of the three trade shows noted above, higher depreciation and amortization expense resulting from acquisitions completed in 2000 and 2001, as well as an increase in capitalized costs related to the relocation of the Company's corporate headquarters in the fourth quarter of 2000.

Editorial, Production and Circulation

         Editorial, production and circulation expenses decreased to $33.1 million for the three months ended September 30, 2001, compared to $33.4 million for the same period in 2000, representing a change of $0.3 million, or 0.8%. The decrease was due primarily to the shift in the timing of the three trade shows noted previously since direct costs related to those shows are deferred and recognized when the show is held in the fourth quarter. This decrease was partially offset by editorial, production and circulation costs incurred by Duke, Streaming Media and PTS, which were acquired in September 2000 as well as additional costs related to the acquisitions completed in the first half of 2001.

           As a percentage of revenues, editorial, production and circulation expenses increased from 43.6% in 2000 to 53.9% in 2001. The increase was due largely to the shift in timing of the higher margin trade shows, as noted above. Higher margin trade shows only represented 14.4% of revenues for the quarter compared with 27.8% of revenues for the same period in 2000.

Selling, General and Administrative

         Selling, general and administrative expenses grew $0.5 million, or 1.4%, from $36.2 million for the three months ended September 30, 2000 to $36.7 million for the same period in 2001. The increase was due primarily to selling, general and administrative costs incurred by Duke, Streaming Media and PTS, which were acquired in September 2000, as well as additional costs related to the acquisitions completed in the first half of 2001. These increases were partially offset by the shift in the timing of the three trade shows noted previously since direct costs related to those shows are deferred and recognized when the show is held in the fourth quarter.

         As a percentage of revenues, selling, general and administrative expenses increased from 47.1% in 2000 to 59.6% in 2001. The increase was due largely to the timing of the trade shows, as noted above.

Impairment of Assets

         In connection with an ongoing review of its portfolio of businesses, Penton recorded asset and goodwill impairment charges of $9.7 million ($5.8 million after tax, or $0.18 per diluted share). In addition to the goodwill write-down of $7.1 million, asset impairments of $1.7 million were written down for various Web sites that were shut down. In addition, $0.9 million of circulation software costs were written off at one of our business units due to a management decision to discontinue the development of the software and to outsource that function.

Restructuring Charge

         Restructuring charges of $9.5 million ($5.7 million after tax, or $0.18 per diluted share) resulted primarily from strategic decisions to restructure a number of businesses and support departments, and to reduce our overhead infrastructure by consolidating and closing several branch offices, centralizing information technology, and outsourcing certain corporate functions. Of the total charge, $3.5 million relates to employee termination benefits and $6.0 million relates to the closure of 15 Penton offices worldwide. The charge is reported as a component of operating expenses. See Note 12 - Restructuring and Impairment Charges for additional information on related cash payments. The following sets forth additional detail concerning the principal components of the charge:

       - Personnel costs of $3.5 million primarily are associated with the elimination of 240 positions, of which, 107 positions and payments of $1.1 million have already been completed. Approximately 88% of the positions eliminated or to be eliminated are in the U.S. with the remaining positions predominantly in the United Kingdom and Germany. Personnel costs include payments for severance, costs of outplacement services and a provision for continued benefits to personnel.

       - Office closure costs of $6.0 million relate to the closure of 15 Penton offices worldwide and include costs associated with existing office spaces under lease including rent and common area maintenance costs in addition to costs to vacate the space.

Depreciation and Amortization

         Depreciation and amortization increased $3.4 million, or 42.8%, to $11.2 million for the three months ended September 30, 2001. The higher expense primarily was the result of the amortization of goodwill and intangible assets related to acquisitions completed in 2000 and 2001, as well as increased depreciation associated with capital expenditures related to the corporate headquarters relocation in the fourth quarter of 2000.

OPERATING INCOME (LOSS)

         Overall, Penton's operating loss increased $37.9 million, from a loss of $0.7 million for the three months ended September 30, 2000 to a loss of $38.6 million for the same period in 2001. Operating income as a percentage of revenue increased from a loss of 0.9% in 2000 to a loss of 62.8% in 2001.

OTHER INCOME (EXPENSE)

         Interest expense, net of interest earned, increased $5.1 million to $8.3 million for the three months ended September 30, 2001, compared to the same prior year period of $3.1 million, due to a higher average debt balance outstanding for the three months ending September 30, 2001 when compared with the same prior year period, as well as a decrease in interest earned on Penton's lower average cash balance compared with the prior year.

EFFECTIVE TAX RATES

         The effective tax rates were 38.1% and 66.9% for the three months ended September 30, 2001 and 2000, respectively. During the second quarter of 2001, Penton changed its method for calculating its interim tax provision from the use of the annual effective tax rate approach to the discrete period approach. The tax provision change was made due to the limited forward visibility on results of operations for the remainder of 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

         Total revenues increased $19.4 million, or 7.4%, from $261.6 million for the nine months ended September 30, 2000 to $281.0 million for the same period in 2001.

         Publishing revenues increased $1.9 million, or 1.2%, from $163.4 million for the nine months ended September 30, 2000 to $165.3 million in the same period in 2001, due primarily to the following: (i) the addition of Windows 2000 Magazine, Business Finance Magazine, SQL Server Magazine and iSeries NEWS magazine, which were part of the Duke acquisition in September 2000; (ii) the addition of IT Consultant, m-CommerceWorld, ISPWorld, and Service Management magazines, which were part of the Hillgate acquisition in

February 2001; (iii) the addition of Contractor magazine, which was acquired in April 2001; (iv) the addition of Group Computing magazine, which was acquired in December 2000; (v) the launch of Medical Design News magazine in the fourth quarter of 2000, and (vi) the launch of Netronics magazine in May 2001. These increases were partially offset by revenue declines from technology magazines, especially Internet World magazine, as well as from select magazines serving the manufacturing industry and electronics OEM markets and due to the timing of a major directory, which was published in the first quarter of 2000 and is scheduled to be published in the fourth quarter of 2001.

         Trade show and conference revenues increased $10.1 million, or 10.5%, from $96.1 million for the nine months ended September 30, 2000 to $106.2 million for the same period in 2001, due primarily to the following: (i) added results of acquired properties, including Internet World Berlin, Streaming Media West and PTS regional events; (ii) the successful launches of Internet World Wireless East, ASPCON London, Streaming Media events in Berlin, Hong Kong and Tokyo, ASPCON Spring and m-Commerce World; and (iii) strong year-on-year growth of events, including Internet World UK, ISPCON London, Natural Product Expo West and Natural Products Expo Europe. Revenues were partially offset by a significant decline in the high-margin Internet World Spring show held in the first quarter of 2001, as well as the shift in timing of the Natural Products Expo East, International Leisure Industry Week, and CLEC Expo Fall (now titled Last Mile) trade shows which were held in the third quarter of 2000 and will be held in the fourth quarter of 2001.

         Online media revenues increased $7.4 million, from $2.0 million for the nine months ended September 30, 2000 to $9.5 million for the same period in 2001, due primarily to the addition of Duke's online media business, which was acquired in September 2000.

OPERATING EXPENSES

         Operating expenses increased $77.7 million, or 33.2%, from $234.4 million for the nine months ended September 30, 2000 to $312.1 million for the same period in 2001. As a percentage of revenues, operating costs increased from 89.6% in 2000 to 111.1% in 2001. The increase in operating expenses as a percentage of revenues was due primarily to the $24.7 million of impairment of asset and restructuring charges recognized during the year, the shift in timing of the three trade shows as previously discussed, lower margins earned from certain trade shows and magazines due to market conditions, and higher depreciation and amortization expense resulting from acquisitions completed in 2000 and 2001 as well as the corporate headquarters relocation costs incurred in the fourth quarter of 2000.

Editorial, Production and Circulation

         Editorial, production and circulation expenses grew to $117.2 million for the nine months ended September 30, 2001 compared with $98.6 million for the same period in 2000, representing an increase of $18.5 million, or 18.8%. The increase in costs was due primarily to the acquisitions of Duke, Streaming Media and PTS in September 2000, as well as the nine acquisitions completed in the first half of 2001. The increase was offset, in part, by the shift in the timing of the three trade shows noted previously since direct costs related to those shows have been deferred and will be recognized when the shows are held in the fourth quarter.

         As a percentage of revenues, editorial, production and circulation expenses increased from 37.7% in 2000 to 41.7% in 2001. The increase in percentage was due largely to lower margins earned from both trade shows and conferences and magazines in 2001 when compared with the same period in 2000, period costs associated with the acquisitions acquired in September 2000, as well as the timing of the three trade shows as previously discussed.

Selling, General and Administrative

         Selling, general and administrative expenses grew $24.5 million, or 21.9%, from $111.8 million for the nine months ended September 30, 2000 to $136.3 million for the same period in 2001. The increase in costs was due primarily to the acquisition of Duke, Streaming Media and PTS in September 2000, as well as the nine acquisitions completed in the first half of 2001. The increase was offset, in part, by the shift in the timing of the three trade shows noted previously since direct costs related to those shows have been deferred and will be recognized when the shows are held in the fourth quarter.

         As a percentage of revenues, selling, general and administrative expenses increased from 42.7% in 2000 to 48.5% in 2001. The increase was due largely to period costs associated with the acquisitions acquired in September 2000 as well as the first half of 2001, and to increased health care costs year-over-year.

Impairment of Assets

         For the nine months ended September 30, 2001, in connection with an ongoing review of its portfolio of businesses, Penton recorded asset and goodwill impairment charges of $9.7 million ($5.8 million after tax, or $0.18 per diluted share). In addition to the goodwill write-down of $7.1 million, asset impairments of $1.7 million were written down for various Web sites that were shut down. In addition, $0.9 million of circulation software costs were written off at one of our business units due to a management decision to discontinue the development of the software and to outsource that function.

         For the nine months ended September 30, 2000, the Company recorded a $1.1 million non-cash charge in the second quarter of 2000 to write down the carrying value of certain leasehold improvements, furniture and fixtures, and computer equipment to fair value.

Restructuring Charge

         Third Quarter

         Restructuring charges of $9.5 million ($5.7 million after tax, or $0.18 per diluted share) resulted primarily from strategic decisions to restructure a number of businesses and support departments, and to reduce our overhead infrastructure by consolidating and closing several branch offices, centralizing information technology, and outsourcing certain corporate functions. Of the total charge, $3.5 million relates to employee termination benefits and $6.0 million relates to the closure of 15 Penton offices worldwide. The charge is reported as a component of operating expenses. See Note 12 - Restructuring and Impairment Charges for additional information on related cash payments. The following sets forth additional detail concerning the principal components of the charge:

       - Personnel costs of $3.5 million primarily are associated with the elimination of 240 positions, of which, 107 positions and payments of $1.1 million have already been completed. Approximately 88% of the positions eliminated or to be eliminated are in the U.S. with the remaining positions predominantly in the United Kingdom and Germany. Personnel costs include payments for severance, costs of outplacement services and a provision for continued benefits to personnel.

       - Office closure costs of $6.0 million relate to the closure of 15 Penton offices worldwide and include costs associated with existing office spaces under lease including rent and common area maintenance costs in addition to costs to vacate the space.

         First Quarter

         As a result of economic conditions, Penton adjusted its portfolio of online media products to focus on those that are demonstrating revenue growth, customer acceptance and near-term opportunity for profit. To that end, Penton announced a restructuring program in February 2001 with the intent of discontinuing certain online media operations that did not met these objectives. Penton incurred a pre-tax charge of $5.6 million for this restructuring program in the first quarter of 2001. The charge was reported as a component of operating expenses. See Note 12 - Restructuring and Impairment Charges for additional information on related cash payments. The following sets forth additional detail concerning the principal components of the charge:

         - Asset impairment costs totaled $2.1 million. These costs primarily included the write-off of capitalized software costs associated with the discontinuance of the industry exchange component of New Hope Natural Media's Healthwell.com.

         - Personnel costs of $1.9 million primarily are associated with the separation of 60 employees at Healthwell.com as well as a reduction of workforce in a number of other online media initiatives at Penton. Personnel costs included payments for severance, costs of outplacement services and provision for continued benefits to personnel.

         - Exit costs of $1.6 million reflecting the costs associated with existing office spaces under lease and other contractual obligations.

Depreciation and Amortization

         Depreciation and amortization increased $11.0 million, or 48.3%, to $33.9 million for the nine months ended September 30, 2001. The higher expense is primarily the result of the amortization of goodwill and intangible assets from acquisitions completed in 2000, primarily Streaming Media, PTS and Duke, and 2001, as well as increased depreciation associated with capital expenditures related to the corporate headquarters relocation in the fourth quarter of 2000.

OPERATING INCOME (LOSS)

         Overall, Penton's operating income decreased $58.3 million, or 214.1%, from income of $27.2 million for the nine months ended September 30, 2000 to a loss of $31.1 million for the same period in 2001. As a percentage of revenue, the Company had operating income of 10.4% in 2000 and an operating loss of 11.1% in 2001.

OTHER INCOME (EXPENSE)

         Interest expense increased $12.2 million to $20.5 million for the nine months ended September 30, 2001, compared to $8.3 million in the same prior-year period, due to a higher average debt balance outstanding, as well as a significant decrease in interest earned on the Company's lower average cash balance compared with the prior year.

         In February 2000, Penton sold 2.0 million shares of INT Media Group, Inc. stock as part of a 3.75 million-share secondary offering. Penton received cash of $113.1 million and recognized a pre-tax gain of approximately $110.2 million.

         Miscellaneous net expense increased $1.9 million to $2.2 million for the nine months ended September 30, 2001 compared with $0.4 million in the same prior-year period. The increase is due primarily to minority equity interests and various professional fees related to unsuccessful potential acquisitions which were written off.

EFFECTIVE TAX RATES

The effective tax rates were 32.7% and 42.6% for the nine months ended September 30, 2001 and 2000, respectively. During the second quarter of 2001, Penton changed its method for calculating its interim tax provision from use of the annual effective tax rate approach to the discrete period approach. The tax provision change was made due to the limited forward visibility on results for the remainder of 2001. The effective tax rate for the nine months ended September 30, 2000 was affected by Penton's sale of a portion of its investment in INT Media Group, Inc. stock, which resulted in the recognition of a pre-tax gain of $110.2 million.

ADJUSTED EBITDA

         Net income before interest, taxes, depreciation and amortization, and one-time items ("adjusted EBITDA") is a widely used and commonly reported standard measure utilized by analysts and investors in the analysis of companies in the media industry. Adjusted EBITDA is not a measure of performance under GAAP because it excludes those items listed above that are significant components in understanding and evaluating Penton's financial performance. However, the following adjusted EBITDA information can be helpful in determining Penton's ability to meet its debt service requirements and in comparative analyses for operating performance relative to other media companies. Penton's calculation of adjusted EBITDA is as follows (in thousands):

                                                       Three Months Ended                         Nine Months Ended
                                                          September 30,                             September 30,
                                                     ----------------------                   ------------------------
                                                        2001         2000                        2001          2000
                                                     ----------    --------                   ----------    ----------
       Net income (loss)                             $  (29,495)   $ (1,244)                  $  (36,256)    $  73,789
       Interest expense, net of interest earned           8,263       3,129                       20,513         8,305
       Restructuring charge                               9,468           -                       15,035             -
       Gain on sale of investments                            -           -                            -      (110,210)
       Provision for income taxes                       (18,184)     (2,512)                     (17,582)       54,918
       Depreciation and amortization                     11,211       7,851                       33,925        22,880
       Impairment of assets                               9,663           -                        9,663         1,051
       Discontinued operation                                 -           -                            -            85
       Miscellaneous, net                                   794         (87)                       2,244           357
                                                     -----------   ---------                  ----------    ----------

       Adjusted EBITDA                               $   (8,280)   $  7,137                   $   27,542    $   51,175
                                                     ===========   =========                  ==========    ==========

         For the three months ended September 30, 2001, the Company's adjusted EBITDA decreased $15.4 million, or 216.0%, to a loss of $8.3 million from income of $7.1 million for the same period in 2000. Adjusted EBITDA margins decreased to a loss of 13.5% for the quarter compared with income of 9.3% in the same year ago period. The decease in both adjusted EBITDA and adjusted EBITDA margins were primarily due to the shift in the timing of the three higher margin trade shows noted previously, significant declines on certain high-margin properties serving technology markets, declines on select manufacturing titles, and increased period costs primarily associated with the three larger acquisitions completed in September 2000.

         For the nine months ended September 30, 2001, the Company's adjusted EBITDA decreased $23.6 million, or 46.2%, to $27.5 million from $51.2 million for the same period in 2000. Adjusted EBITDA margins were 9.8% for the nine months ended September 30, 2001 compared to 19.6% for the same period in 2000. The decreases reflect the timing of the three trade shows noted above, significant declines from certain high-margin properties serving technology markets, and declines from select manufacturing titles, partially offset by added results from acquisitions and profit improvements on certain existing properties.

         Penton's calculation of adjusted EBITDA by product is as follows (in thousands):

                                                         Three Months Ended                    Nine Months Ended
                                                            September 30,                         September 30,
                                                      ------------------------              ----------------------
                                                        2001           2000                 2001           2000
                                                     ----------     ---------             ---------     --------   -

         Publishing                                   $    7,625     $  12,233            $   22,957    $    37,319
         Trade shows & conferences                       (6,083)         4,782                35,233         41,451
         Online media                                      (777)        (1,812)               (2,707)        (3,958)
                                                      ----------     ---------            ----------    -----------
             Subtotal                                        765        15,203                55,483         74,812

         General and administrative                       (9,045)       (8,066)              (27,941)       (23,637)
                                                      ----------     ---------            ----------    -----------

         Adjusted EBITDA                              $  (8,280)     $   7,137            $   27,542    $    51,175
                                                      ==========     =========            ==========    ===========

         For the three months ended September 30, 2001, adjusted EBITDA for the Company's publishing operations decreased $4.6 million, or 37.7%, when compared with the same prior year period. Adjusted EBITDA was heavily impacted by declines from Penton's technology magazines, most significantly Internet World; and declines from select manufacturing and electronic titles, partially offset by results of acquisitions.

         For the three months ended September 30, 2001, adjusted EBITDA for the Company's trade show and conference operations decreased $10.9 million, or 227.2% when compared with the same prior year period. The decline was due primarily to the shift in timing of the three trade shows previously mentioned, and period costs associated with acquisitions primarily acquired in September 2000.

         For the three months ended September 30, 2001, adjusted EBITDA for the Company's online media operations decreased from a loss of $1.8 million to a loss of $0.8 million. The improvement was due primarily to the addition of Duke's online media business, acquired in September 2000.

         For the three months ended September 30, 2001, general and administrative costs increased $1.0 million, when compared with the same prior year period, primarily due to an increase in health care costs and acquisitions completed in 2000 and 2001.

         For the nine months ended September 30, 2001, adjusted EBITDA for the Company's publishing operations decreased $14.4 million, or 38.5%, when compared with the prior year period, as a result of declines on high-margin magazines serving technology markets, primarily Internet World; as well as select manufacturing and electronic magazines; investments in magazine launches; and the timing of a major directory, which was published in the first quarter of 2000 and is scheduled to be published in December 2001.

         For the nine months ended September 30, 2001 adjusted EBITDA for the Company's trade show and conference operations decreased $6.2 million, or 15.0%. This decrease was due to a significant decline in the high-margin Internet World Spring show held in the first quarter of 2001, as well as the shift in timing of the three trade shows noted above. These declines were offset partially by added results of acquired properties, including Internet World Berlin, Streaming Media West and PTS regional events; successful launches, including Internet World Wireless East, ASPCON London, Streaming Media events in Berlin, Hong Kong and Tokyo, and m-Commerce World; and strong year-on-year growth of events, including Internet World UK, Service Management Europe, ISPCON London, Natural Products Expo West and Natural Products Expo Europe.

         For the nine months ended September 30, 2001, adjusted EBITDA for the Company's online media operations decreased from a loss of $4.0 million in 2000, to a loss of $2.7 million for the same period in 2001. The improvement was due primarily to the addition of Duke's online media business, acquired in September 2000.

         For the nine months ended September 30, 2001, general and administrative costs increased $4.3 million, when compared with the same prior-year period. The increase was primarily due to higher compensation expense, a significant year-over-year increase in healthcare costs, and acquisitions completed during 2000 and 2001.

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

          Cash used by operating activities was $14.8 million for the nine months ended September 30, 2001, reflecting the Company's net loss of $36.3 million in addition to a net working capital decrease of $36.6 million and non-cash charges of approximately $58.1 million. Cash provided by operating activities was $3.7 million for the nine months ended September 30, 2000 reflecting the Company's net income of $73.8 million in addition to a net working capital increase of approximately $15.1 million and non-cash items of approximately $85.2 million.

          Investing activities used $28.6 million for the nine months ended September 30, 2001, primarily due to the nine acquisitions completed in 2001, earnout payments related to 2000 and capital expenditures. For the nine months ended September 30, 2000, investing activities used $98.7 million, due to proceeds from the sale of 2.0 million shares of INT Media Group, Inc. stock and proceeds from the sale of the Direct Mail segment, offset by the use of cash for acquisitions and investments, earnout payments related to 1999, and capital expenditures.

          Financing activities provided $60.2 million for the nine months ended September 30, 2001, primarily from borrowings under the Company's revolving credit facility and proceeds from the senior subordinated notes, offset partially by repayments under the credit facility, dividends paid to stockholders, and the payment of financing fees. Financing activities provided $75.6 million in 2000, primarily from borrowings under the Company's revolving credit facility, offset partially by the payment of dividends to stockholders.

         In June 2001, Penton issued $185.0 million of 10 3/8% Senior Subordinated Notes ("the Notes") due 2011 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. Interest is payable on the Notes semiannually on June 15 and December 15. The Notes are guaranteed, on a senior subordinated basis, by the Company's domestic subsidiaries and may be redeemed on or after June 15, 2006. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Notes before June 15, 2004 with the proceeds of certain equity offerings. The Notes were offered at a discount of $4.2 million, which is being amortized over the term of the Notes. Amortization of the discount was not material for the nine-month period ended September 30, 2001. Costs representing underwriting fees and other professional fees of $1.5 million are being amortized over the term of the Notes. Net proceeds of $180.2 million were used to pay down the $136.0 million outstanding balance of the Revolving Credit Facility, $12.8 million of Term Loan A and $7.2 million of Term Loan B. The remaining proceeds will be used for general corporate purposes. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the credit facility. The Notes contain covenants that will, among other things, restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments, sell assets, or enter into mergers or consolidations.

         In October 2000, Penton amended its Credit Agreement to give the Company the option to increase, in the aggregate, its Term Loan A, Term Loan B and/or its Revolver by $100.0 million. Concurrent with the closing of the amendment, the Company obtained committed financing in the amount of $60.0 million of the $100.0 million under the Revolver, thereby increasing the total available under the Revolver to $185.0 million. The remaining $40.0 million could not be requested on more than three separate occasions, and any increase had to have taken place by September 30, 2001. The Company did not exercise this option.

         Because of recent economic conditions, we expect that in the fourth quarter we will be in violation of some of the financial covenants that we are required to maintain pursuant to the terms of our credit facility. We have informed the administrative agent of our credit facility of these matters and are currently in negotiations to amend the credit facility or to obtain a waiver so that we will not be in violation of any financial covenants. However, we cannot assure you that we will be able to obtain an amendment to, or waiver of, the covenants under our credit facility. This would impact our ability to borrow further under the credit facility.

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

SEASONALITY

         The majority of our trade shows and conferences are held in the second and fourth quarters and, accordingly, the majority of revenue is recognized in these quarters. Penton may also experience seasonal fluctuations as trade shows and conferences held in one period in the current year may be held in a different period in future years.

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

         In July 2001, the FASB issued FAS No. 142 "Goodwill and Other Intangible Assets". FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. FAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. FAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. FAS No. 142 is effective for fiscal years beginning after December 15, 2001. We anticipate that the adoption of this Statement will lead to the elimination of approximately $27.4 million of goodwill amortization in 2002. We are currently in the process of evaluating the impact of the other provisions of this Statement on Penton.

          In August 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations". This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt this Statement for fiscal 2004. The Company is analyzing the effect of this Statement, and does not expect it to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

          In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement, which supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of FAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The Company is analyzing the effect of this Statement and does not expect it to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

EURO CONVERSION

         On January 1, 1999, 11 of the 15 participating countries that are members of the European Union established a new uniform currency known as the Euro. The currency existing prior to such date in the participating countries will be phased out during the transition period commencing January 1, 1999, and ending January 1, 2002. During this transition period, both the Euro and the existing currency will be available in the participating countries. Although Penton generates revenues in some of the participating countries, the introduction and use of the Euro has not materially affected Penton's business, results of operations or financial condition.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Penton does not enter into financial instruments for trading or speculative purposes.

         In the normal course of business, Penton manages fluctuations in interest rates through interest rate swap and cap agreements to hedge at least 50% of its floating rate borrowings. Penton's objective in managing this exposure is to reduce fluctuations in earnings and cash flows associated with changes in interest rates.

         Penton maintains assets and operations in the United Kingdom and in various other countries. As a result, it may be exposed to cost increases relative to the markets in which it sells. At September 30, 2001, a hypothetical 10% strengthening of the U.S. dollar relative to the currencies of foreign countries in which Penton operates was not material.

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

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         None

(B)      REPORTS ON FORM 8-K AND/OR 8-K/A

         DATE OF REPORT       ITEMS REPORTED

         September 20, 2001   Item 5.  Other Events
                              Item 7.  Financial Statements, Pro Forma Financial
                                       Information and Exhibits
         October 30, 2001     Item 5.  Other Events
                              Item 7.  Financial Statements, Pro Forma Financial
                                        Information and Exhibits

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

Date:  November 14, 2001