Form 10-K
period 2001-12-31
PENTON MEDIA INC
filed 2002-03-21
CIK 1062441

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

       COMMON STOCK, $0.01 PAR VALUE                      NEW YORK STOCK EXCHANGE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

     The aggregate market value of common stock held by non-affiliates as of March 12, 2002 at a closing price of $8.41 per share as reported by the New York Stock Exchange was approximately $134,596,634. Shares of common stock held by each officer and director, their respective spouses, and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

           31,910,325 COMMON SHARES OUTSTANDING AS OF MARCH 12, 2002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 3, 2002 are incorporated by reference into Part III of this report.

                               PENTON MEDIA, INC.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                PART I
Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                               PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Item 8.   Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                               PART III
Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
Item 13.  Certain Relationships and Related Transactions

                               PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

     We believe we are a leading, global business-to-business media company. We provide media products that deliver proprietary business information to owners, operators, managers and professionals in the industries we serve. Through these products, we offer industry suppliers multiple ways to reach their customers and prospects as part of their sales and marketing efforts. We publish 65 specialized trade magazines, produce 135 trade shows and conferences, and maintain 30 Web businesses and more than 80 electronic newsletters. Our products serve 12 industry sectors, which we group into four segments:

           INDUSTRY MEDIA                           TECHNOLOGY MEDIA
           Manufacturing                            Internet/Broadband
           Design/Engineering                       Information Technology
           Mechanical Systems/Construction          Electronics
           Supply Chain
           Government/Compliance                    OTHER MEDIA
           Aviation                                 Food/Retail
                                                    Leisure/Hospitality
           LIFESTYLE MEDIA
           Natural Products

     We believe we have leading media products in each of the industry sectors we serve. We are structured along segment and industry lines rather than by product lines. This enables us to promote our related group of products, including publications, trade shows and conferences, and online media products, to our more than 20,000 customers.

     Since our founding in 1892, we have grown from an industrial trade magazine publishing company into a leading, integrated business-to-business media company serving a range of industrial, technology and retail markets. We became an independent company, incorporated in the State of Delaware, as a result of our spinoff from Pittway Corporation in August 1998. Our independence has enabled us to focus on building our business through acquisitions and internal growth. We have acquired 25 companies since the spinoff. We also have launched several new media properties. These initiatives have helped us:

          - Strengthen our presence in our existing markets;

          - Achieve strong market positions in new, growing markets;

          - Expand our presence in higher-margin trade shows and conferences;
            and

          - Increase our international product offerings.

OUR BUSINESS STRATEGY

     Due to the difficult business environment, we have shifted our business strategy from accelerating growth to improving our profitability. In 2001, we experienced declines in our revenues and adjusted EBITDA due to the negative factors affecting our industry generally. These declines were most significant in the third and fourth quarters. Adjusted EBITDA is defined in "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     Reduce Fixed Costs. Our cost structure was created to support the approximately 25% compounded annual revenue growth we experienced between 1996 and 2000. In the second half of 2001, we implemented a number of cost reduction initiatives in an effort to align our cost structure with a more uncertain business environment. These efforts included eliminating nearly 340 positions from our workforce, freezing salaries and hiring, shutting down and consolidating more than 20 facilities worldwide, reducing capital spending, centralizing all information technology services, reducing employee benefit expenses, and effectively outsourcing certain corporate and division functions. In 2002, we are continuing to evaluate similar opportunities for cost reduction. We believe our cost reduction efforts will enable us to increase our operating income and our adjusted EBITDA for the year ended December 31, 2002 compared with the-prior year period, even if revenues remain flat or decline modestly in 2002.

     Restructure Product Portfolio. In an effort to improve the profitability of our publications, trade shows and conferences, and online media products, we aggressively restructured our product portfolio in the second half of 2001. This restructuring effort involved eliminating unprofitable products, including seven magazines, more than 20 trade shows and conferences, and nearly 20 Web sites; reducing the magazine production costs of certain of our trade magazines; and co-locating certain of our events. We reduced magazine production costs through process improvements, automation of pre-press work, new printing and paper supply contracts, and selective reductions in frequency and circulation levels. In 2002, we are continuing to evaluate each of our products to determine whether additional properties should be eliminated or restructured. We believe these restructuring efforts will improve the adjusted EBITDA of our individual products without reducing their usefulness to our customers.

     Pursue Low-Risk, High-Return Growth Strategy. Due to the uncertain business environment, we intend to grow our business by launching new products that require minimal capital investment and by exporting our successful domestic products to other global markets. We launch new products by capitalizing on our existing knowledge base to identify growth segments within the market sectors we currently serve, using our proprietary databases to identify buyers and sellers within those markets, and leveraging our existing sales and marketing infrastructure to generate revenue without investing significant incremental capital. Our publication launches require a modest capital investment, but typically generate positive adjusted EBITDA, before shared expenses, within two to three years. Our trade show and conference launches require minimal capital investment and typically generate positive adjusted EBITDA, before general and administrative expenses (as more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations), in the first year because we leverage our existing trade show infrastructure and incubate new trade shows or conferences within our existing events. We continue to monitor the profitability of our launches to determine whether they should be eliminated or restructured. In 2002, we expect to launch more than 20 new products targeting growth market sectors such as military electronics, home networking, nanotechnology and information systems security.

     We also intend to grow our business by extending our established domestic brands into key international markets. By utilizing this strategy, we increased our international revenue at a compound annual growth rate of approximately 41% from 1998 to 2001. In 2001, we launched Streaming Media events in Germany and Japan.

OUR PRODUCTS AND SERVICES

     Our four segments derive their revenues from in-print publications, in-person trade shows and conferences, and online Web sites and electronic newsletters to customers in our twelve distinct industry sectors. Content of our Industry Media publications, trade shows and conferences, and online media products are geared to customers in our aviation, design/engineering, government/compliance, manufacturing, mechanical systems/construction, and supply chain industries sectors. Content of our Technology Media publications, trade shows and conferences, and online media products are geared to customers in our electronics, information technology, and Internet/ Broadband industry sectors. Content of our Lifestyle Media publications, trade shows and conferences, and online media products are geared to customers in our natural products industry, and the content of our Other Media publications, trade shows and conferences, and online media products are geared to customers in our food/retail and leisure/hospitality industry markets.

     See Note 16 -- Segment Information, of the Notes to Consolidated Financial Statements included herein for a discussion of the revenues from external customers, adjusted EBITDA and total assets of each of our segments.

IN PRINT: PUBLICATIONS

     Trade Magazines. We publish specialized trade magazines in the United States. According to Advertising Age's June 2001 annual ranking of magazines in the United States, we publish four of the 50 largest trade magazines, based on advertising revenues. About 79% of our 34 audited magazines, 27 hold the #1 or #2 market share position in their target markets, based on number of advertising pages. Our publications are recognized for the quality of their editorial content; since 1990, our magazines have won more than 700 editorial awards. We publish 65 trade magazines with a combined circulation of more than 3.7 million subscribers worldwide. Our magazines generate revenues primarily from the sale of advertising space. Our magazines are primarily controlled circulation. They are distributed free of charge to qualified subscribers in our target industries. Subscribers to controlled-circulation publications qualify to receive our trade magazines by verifying their responsibility for specific job functions, including purchasing authority. We survey our magazine subscribers annually to verify their continued qualification.

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

     In addition, each of our publications has its own editorial staff. To preserve the editorial integrity of each publication's news reporting and analysis, we seek to maintain separation between the editorial and sales staffs of each publication. We believe that our reputation for objective, fair and credible editorial content contributes significantly to our success. Fifteen of our publications have served their industries for more than 50 years.

     Our editorial staffs meet frequently with readers of their publications to maintain a current understanding of the information needs and interests of those readers, in an effort to serve them more effectively. We devote considerable resources to the study of trends in our industries and strive to make our publications the most widely used among our targeted audiences. Many of our editors and contributors are recognized as experts in their fields and are regularly contacted by the general press to comment on developments and trends in their respective markets.

     Directories and Buyers' Guides. We also publish nine industry directories as well as buyers' guides, which are respected sources of buying information for industry decision makers. Most of the business directories we publish have limited competition.

IN PERSON: TRADE SHOWS AND CONFERENCES

     We produce 135 trade shows and conferences, which annually attract nearly a half-million attendees with significant buying and specifying responsibility. In addition to these events, we maintain licensing agreements for 10 trade shows and we produce one trade show under a management contract.

     In the early 1990s, we entered the trade show and conferences business, and have more recently expanded our presence through acquisitions. For example, the acquisition of Streaming Media in September 2000 added the Streaming Media East, West and Europe trade shows to our portfolio, while the acquisition of New Hope in 1999 added the Natural Products Expo East and West trade shows. In addition, we have expanded our global presence. In 2000, we acquired ComMunic, which produces trade shows, conferences and business publications in Germany and its German-speaking neighboring countries, serving the Internet, telecommunications and other growing technology markets.

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

     Trade show exhibitors pay a fixed price per square foot of booth space. In addition, we receive revenues from attendee fees at trade shows and conferences and from exhibitor sponsorships of promotional media.

ONLINE: WEB SITES AND ELECTRONIC NEWSLETTERS

     We currently maintain 30 Web businesses, which comprise dozens of market-specific Web sites, serving numerous market segments. Our online portfolio also includes more than 80 electronic newsletters. These electronic newsletters provide timely and focused information to highly targeted professionals, and typically are sponsored by advertisers interested in delivering marketing information to our targeted subscribers. We believe we have a competitive advantage in the online business because of our established customer relationships in the markets we serve, the industry expertise of our staff, and the opportunities we have to promote our Web sites and electronic newsletters to targeted audiences through our magazines and trade shows.

OTHER

     We also provide ancillary information services that complement our principal business media platforms. These services include:

        - Market Access and Business Development. We provide a variety of marketing services, including database rentals. We use information from our subscription lists and other available databases to compile detailed mailing lists for rental by marketers who want to promote their products and services through direct mail programs. We offer these services to our customers to help them reach their targeted audiences.

        - Specialized Advertising. We collect and forward reader inquiries to our advertisers. In addition, classified advertising sections in our publications and on our Web sites provide a cost-efficient medium for reaching prospects who are ready to buy specialized products and services. Also, recruitment advertising provides an effective way to reach qualified professionals seeking career opportunities.

        - Custom Communications. We produce a range of client-specific communications services, including newsletters, magazines, catalogs, directories, education and training materials, and other support materials.

RECENT DEVELOPMENTS

     In January 2002, we sold our remaining 11.8% ownership interest in INT Media Group, Inc. for approximately $5.8 million.

     On March 10, 2002, we entered into an agreement, which we subsequently amended and restated on March 18, 2002, with a group of investors led by ABRY Mezzanine Partners, L.P. to sell 50,000 shares of a new series of convertible preferred stock and warrants to purchase 1.6 million shares of our common stock for $50.0 million. Pursuant to this agreement, we received gross proceeds of $40.0 million from the sale of 40,000 shares of preferred stock and warrants to purchase 1.28 million shares of our common stock on March 19, 2002. We expect to close the remaining $10.0 million within 30 days of the initial closing. A copy of the amended and restated Series B Convertible Preferred Stock and Warrant Purchase Agreement and the Certificate of Designations and Form of Warrants agreements were filed with the Securities and Exchange Commission on March 19, 2002 as exhibits to a Current Report on Form 8-K. The following is a description of the material terms of the preferred stock and warrants and is qualified in its entirety by reference to that Current Report on Form 8-K and the applicable agreements. Significant terms of the new preferred stock are as follows:

        - Holders of the preferred shares will have a liquidation preference over holders of common stock.

        - The initial liquidation value per share will be $1,000. If the preferred stock is not converted or redeemed prior to the sixth anniversary of the date of issuance, the liquidation value will increase to $4,570 per share if stockholder approval has been obtained on certain matters. If the stockholder approval has not been obtained, the liquidation value will increase to $9,140 per share.

        - Dividends accrue at an annual rate of 7% from issuance until year six unless stockholder approval is obtained on certain matters, at which time the rate will decrease to 5% per annum. If the stockholder approval is obtained within six months of the date of issuance, the rate will decrease retroactive to the date of issuance. After the sixth anniversary, dividends accrue at an annual rate of 15%. Upon certain triggering events, the dividend rate may increase by one percentage point per quarter up to a maximum increase of five percentage points.

        - The dividends are payable semi-annually in cash only if declared by our board of directors and approved by no less than 75% of the convertible preferred stock then outstanding. The provisions of our debt instruments limit our ability to pay dividends in cash, and we have no present intention to pay dividends in cash.

        - Shares of preferred stock will be convertible at any time at each investor's option into a number of shares of our common stock equal to the liquidation value plus accrued but unpaid dividends, divided by the conversion price. The conversion price will initially be $7.61, and is subject to certain anti-dilution and other adjustments. Subject to certain restrictions, we have the option to convert the preferred stock at any time.

        - If stockholder approval of certain matters is not obtained by June 28, 2002, the conversion price will automatically be reduced by 20%. Thereafter, until such approval is obtained, every 90 days the conversion price will be reduced by 20% of the conversion price then in effect. In no event will the conversion price reduction related to the failure to timely obtain stockholder approval exceed 50% of the conversion price that would have been in effect had we obtained stockholder approval. Upon our receipt of the stockholder approval, the conversion price will be readjusted as if no adjustments had occurred for failure to timely obtain stockholder approval.

        - If we fail to comply with specific covenants contained in the purchase agreement, the conversion price will be reduced by $0.76 (adjusted for stock splits and similar transactions). The conversion price will readjust to what it would have been absent such breach once the breach is cured.

        - We may redeem the preferred stock at any time, in whole or in part, provided that the redemption price is equivalent to the amount the holders would receive on an as-converted basis using a trailing 30-day period and subject to certain minimum share prices based on the year redeemed.

        - The preferred stock initially entitles the holders to three seats on our board of directors. Upon the occurrence of certain triggering events, the holders may appoint up to one less than a minimum majority of our board of directors or a minimum majority upon the occurrence of certain events of bankruptcy or insolvency. See further discussion of these triggering events in "Risk Factors".

        - The holders of the convertible preferred stock are entitled to vote on all matters submitted to a vote of our common stockholders.

        - We have agreed to register the common stock issuable upon conversion of the convertible preferred stock and exercise of the warrants within 45 days after closing and use our best efforts to have the registration statement declared effective within 90 days.

        - The terms of the convertible preferred stock subject us to various covenants, which among other things, limits our ability to sell assets, make any restricted payments or restricted investments, enter into various agreements and grant certain options.

        - Warrants will be issued to purchase an additional 0.32 million shares of our common stock. All warrants will have an initial exercise price of $7.61 per share, subject to certain anti-dilution and other adjustments that mirror those applicable to the convertible preferred stock. The warrants are immediately exercisable and expire 10 years after issuance.

        - We are currently studying the accounting for this transaction, including the provisions of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities".

     Net proceeds from the sale of the preferred stock, along with the net proceeds of $5.8 million from our recent sale of our INT Media Group, Inc. common stock and cash on hand from our $12.2 million tax refund, will be used to repay $48.0 million of amounts outstanding under our term loans.

     On March 19, 2002, simultaneously with the payment described above, we also amended our credit facility. If we were required to file our compliance certificate prior to the amendment of the credit facility, we would not have been in compliance with our financial covenants. The amended and restated facility provides, among other things, the following:

        - The revolving credit facility was permanently reduced to $40.0 million from $185.0 million.

        - We were relieved of our financial covenants at December 31, 2001 and March 31, 2002.

        - Revised financial covenant requirements after March 31, 2002 have been established. For example, our leverage ratio and fixed charge ratio covenants are not applicable until after June 30, 2003 and September 30, 2003, respectively.

        - The revolver is limited to $15.0 million until the leverage ratio is less than 5.0x or the term loans have been prepaid in full. An additional $10.0 million will become available in the event that not less than $10.0 million is raised from an equity issuance and the proceeds are used to prepay the term loans. Upon receipt of the second-quarter compliance certificate, an additional $5.0 million will become available.

        - In order to access the revolver, the Company must not have more than $7.5 million of cash and cash equivalents available and must be in compliance with the loan documents.

        - The amendment also increased the interest rate on the revolver as well as the term A and term B loans, places additional restrictions on certain payments, limits additional debt and contingent obligations, requires additional collateral, limits additional acquisitions and investments, limits our ability to sell assets and limits capital expenditures.

        - Upon repayment of all amounts outstanding under our existing senior credit facility, all financial covenants under the facility will cease to apply.

CUSTOMERS

     We have more than 20,000 customers. None of our customers accounted for more than 0.6% of our total revenues in 2001. Our top 10 customers accounted for approximately 3.1% of our total revenues in 2001.

COMPETITION

     We experience intense competition for our products and services. We compete with several much larger international companies that operate in many markets and have broad product offerings in publishing and trade shows and conferences. We compete for readers and advertisers in the publishing marketplace, which is fragmented. According to industry sources, in June 2001, there were about 1,500 publishing companies and 5,200 trade magazine titles. We also compete for venues, sponsorships, exhibitors and show attendees in the trade show and conference marketplace. This market is also highly fragmented. In June 2001, there were about 3,000 trade shows in the United States and Canada produced by about 1,500 independent companies and industry associations, according to industry sources. Because our industry is relatively easy to enter, additional competitors may enter these markets.

     Our publications generally compete on the basis of:

        - editorial quality;

        - quantity and quality of circulation;

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

        - the ability to attract qualified attendees; and

        - the ability to provide high-quality show services, exhibition space, and attractive marketing and sponsorship opportunities.

     In addition, in our trade show and conference business, we compete with many industry associations and, in several countries, the trade show and conference hall owner and operator may also be a competitor.

DOMESTIC AND FOREIGN REVENUES AND ASSETS

     Domestic revenues of our products and services comprised 87.0%, 89.7% and 92.2% of total revenues for the fiscal years ended December 31, 2001, 2000 and 1999, respectively. Foreign revenues totaled 13.0%, 10.3% and 7.8% of our revenues for the fiscal years ended December 31, 2001, 2000 and 1999, respectively. In 2001, 2000 and 1999, 65.6%, 59.3% and 73.0%, respectively, of these foreign revenues were to customers in the United Kingdom. Substantially all of the United Kingdom revenues were generated by Penton Media (Holdings) Limited, a subsidiary of Penton located in the United Kingdom.

     See Note 16 -- Segment Information, of the Notes to Consolidated Financial Statements included herein for a description of the Company's assets located in the United States and in the United Kingdom.

PRODUCTION AND DISTRIBUTION

     In November 1999, we sold our printing facility in Berea, Ohio, to R. R. Donnelley & Sons Company for approximately $31.0 million and signed a seven-year service contract providing for the printing of a majority of our 65 specialized trade magazines. If additional printing capacity is needed, we believe that additional printing services are readily available at competitive prices.

     The principal raw material used in our print publications is paper. We believe that the existing arrangements providing for the supply of paper are adequate and that, in any event, alternative sources are available. Paper costs accounted for about 3.5%, 4.3% and 4.9% of our total operating costs, excluding unusual items (as more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), for the years ended December 31, 2001, 2000 and 1999, respectively. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and general economic conditions.

     Substantially all of our publications are delivered by the United States Postal Service within the continental United States. Postage costs represent a significant expense, accounting for about 5.0%, 4.9% and 6.3% of our total operating costs, excluding unusual items, for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     We may be subject to claims of alleged infringement of our trademarks, or our licenses of trademarks and other intellectual property rights of third parties from time to time in the ordinary course of business. We do not believe that these legal proceedings or claims are likely to have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

SEASONALITY

     For a discussion of seasonality, see Item 7 of this Annual Report on Form 10-K "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality."

ENVIRONMENTAL MATTERS

     We are subject to various federal, state and local environmental laws and regulations that (1) govern activities and operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous or toxic wastes, or (2) impose liability for the costs of cleaning up, and damages resulting from sites of past spills, disposals, or other releases of hazardous or toxic substances. We do not believe that these matters will have a material impact on our consolidated financial position, results of operations or cash flows.

EMPLOYEES

     On December 31, 2001, we employed about 1,450 people, primarily located in the United States. None of our employees are represented by a labor union, and we consider our relations with our employees to be good.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

     A number of statements contained in this report are not historical or current facts, but deal with potential future circumstances and developments. Those statements are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience involving any one or more of these matters and subject areas. We attempted to identify, in context, some of the factors that we currently believe may cause future experience and results to differ from our current expectations regarding the relevant matter of subject area. We have identified some of these forward-looking statements with words such as "anticipates," "estimates," "believes," "expects," "intends," "may," "will," "should" or the negative of those words or other comparable terminology. The operation and results of our business also may be subject to the effect of other risks and uncertainties, including but not limited to:

        - economic uncertainty, exacerbated by terrorist attacks on United
          States;

        - the performance of our Internet/Broadband industry sector;

        - fluctuations in advertising revenue with general economic cycles;

        - the effectiveness of our cost saving efforts;

        - the seasonality of revenue from trade shows and conferences;

        - our ability to penetrate new markets internationally;

        - our ability to launch new products that fit strategically with and add value to our business;

        - the infringement of invalidation of our intellectual property rights; and

        - increases in paper and postage costs.

RISK FACTORS

     The following are factors that may affect our actual operating results and could cause results to differ materially from those in any forward-looking statements. In addition to the other information contained or incorporated by reference in this document, you should carefully consider the following risk factors.

  We have a significant amount of debt.

     At December 31, 2001, we had total indebtedness of approximately $364.8 million, excluding approximately $4.0 million of original issue discount on our 10 3/8% senior subordinated notes.

     The level of our indebtedness could have important consequences, including:

        - limiting cash flow available for general corporate purposes, including capital expenditures and acquisitions, because a substantial portion of our cash flow from operations must be dedicated to servicing our debt;

        - limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions;

        - making us more vulnerable in the event of a further downturn in general economic conditions or in our business;

        - limiting our flexibility in reacting to competitive and other changes in our industry and economic conditions generally; and

        - exposing us to risks inherent in interest rate fluctuations because some of our borrowings will be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

        - our current debt levels have subjected us to the risk described above. If new debt is added to our current debt levels, the impact of these substantial risks will intensify.

  We may not be able to service our debt.

     Our ability to pay or to refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control.

     We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated revenue growth and cost-saving efforts will be realized on schedule or at all, or that future borrowings will be available to us under our credit facility or otherwise in amounts sufficient to enable us to service our debt obligations, to pay our indebtedness at maturity or otherwise, or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to further restructure or refinance our indebtedness, sell assets or seek additional equity capital. We cannot assure you that we will be able to accomplish those actions on satisfactory terms, if at all, which could cause us to default on our obligations and impair our liquidity. Our ability to restructure or refinance will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of the convertible preferred stock and warrants to purchase common stock, including the conversion price, dividend, and liquidation preference adjustment provisions that could result in substantial dilution to stockholders, the redemption price premiums, and board representation rights, could negatively impact our ability to access the equity markets in the future.

     Because a significant portion of our operations currently is conducted through our subsidiaries, our ability to pay our indebtedness, is also dependent on the cash flows of our subsidiaries and the distribution of those cash flows to us, or upon loans or other payments of funds by our subsidiaries to us. The ability of our subsidiaries to make distributions or other payments to us will depend upon their operating results and applicable laws and any contractual restrictions contained in the instruments governing their indebtedness. If money generated by our subsidiaries is not available to us, our ability to repay our indebtedness may be adversely affected.

  The terms of our debt instruments and preferred stock impose financial and operating restrictions.

     The indenture governing our 10 3/8% senior subordinated notes, our credit facility, and our new convertible preferred stock contain restrictive covenants that limit our ability to engage in a variety of transactions, including incurring or guaranteeing additional indebtedness, making investments, creating liens on our assets, transferring or selling our assets, paying dividends, or engaging in mergers, acquisitions, or consolidations. The terms of our credit facility prohibit us from voluntarily prepaying certain indebtedness.

     A breach of any of the covenants or other provisions in our debt instruments could result in a default thereunder. Upon the occurrence of an event of default under our credit facility, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit, which would adversely affect our ability to fund our operations. An acceleration of the amounts due under our credit facility would cause us to be in default under the indenture governing our 10 3/8% senior subordinated notes, enabling acceleration of amounts outstanding. If we are unable to repay any accelerated amounts under the credit facility, the respective lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under our credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay all of our indebtedness.

  We may lose control of our board.

     The preferred stock entitles the holders thereof initially to three board seats. On March 19, 2008, the holders of a majority of the preferred stock then outstanding, if any, will be entitled to appoint one less than a minimum majority of the board of directors. However, at such time as the holders of preferred stock cease to hold shares of preferred stock having an aggregate liquidation preference of at least $25.0 million, they will lose the right to appoint the director for one of these three board seats. At such time as the holders of preferred stock cease to hold shares of preferred stock having an aggregate liquidation preference of at least $10.0 million and such holder's beneficial ownership of our preferred stock and common stock constitutes less than 5% of the aggregate voting power of our voting securities, the holders of preferred stock will no longer have the right to appoint any directors to the Board of Directors.

     Upon the occurrence of the following triggering event, the holders of a majority of the preferred stock may appoint a minimum majority of our board of directors:

        - We initiate or consent to proceedings under any applicable bankruptcy, insolvency, composition, or other similar laws or make a conveyance or assignment for the benefit of our creditors generally or any holders of any lien takes possession of, or a receiver, administrator, or other similar officer is appointed for, all or substantially all of our properties, assets or revenues and is not discharged within 90 days.

     Upon the following additional triggering events, the holders of a majority of the preferred stock may appoint one less than a minimum majority of the board of directors:

        - Failure to pay the liquidation preference or any cash dividends, to the extent declared, when due; and,

        - Failure to comply with specified covenants and obligations contained in the preferred stock certificate of designations or purchase agreement.

     Upon the following additional triggering events, the holders of a majority of the preferred stock may nominate two additional members to our board of directors and, if such triggering events have not been cured or waived prior to the end of the next succeeding quarter, may appoint one less than a minimum majority of our board of directors:

        - Failure to comply with the other covenants and obligations contained in the preferred stock certificate of designations or purchase agreement and such failure is not cured within 90 days;

        - Any representation or warranty in the preferred stock purchase agreement is proven to be false or incorrect in any material respect; and,

        - Any default that results in the acceleration of indebtedness, where the principal amount of such indebtedness, when added to the principal amount of all other indebtedness then in default, exceeds $5.0 million or final judgments for the payment of money aggregating more than $1.0 million (net of insurance proceeds) are entered against us and are not discharged, dismissed, or stayed pending appeal within 90 days after entry.

     At such time as the holders of preferred stock cease to hold shares of preferred stock having an aggregate liquidation preference of at least $10.0 million and such holders' beneficial ownership of our preferred stock and common stock constitutes less than 5% of the aggregate voting power of our voting securities, the holders of preferred stock will no longer have the right to appoint additional directors upon these events.

  Trade show and conference attendance declined significantly in 2001 as a result of the slowdown of economies in the United States, Europe and Asia and the September 11, 2001 terrorist attacks, and a continued decline would have a further material adverse effect on our business, results of operations and financial condition.

     Prior to the attacks on the United States on September 11, 2001, bookings for most of our events scheduled for the third and fourth quarters of 2001 were running well behind 2000 bookings, primarily due to the slowdown of economies in the United States, Europe and Asia. For 2001, our trade shows and conferences revenue decreased $19.2 million and trade shows and conferences adjusted EBITDA, before general and administrative costs, decreased $26.3 million from prior-year levels. Because our trade shows and conferences business typically generates higher margins than our other businesses, decreases in trade shows and conferences revenues result in a disproportionate decrease in our total adjusted EBITDA than do revenue decreases in our other businesses. Because we had strong attendance at our trade shows and conference in the first half of 2001 (particularly our Internet World Spring show) and expect lower attendance in 2002, we anticipate that our adjusted EBITDA for the first half of 2002 will be lower than the prior-year period.

     On September 11, 2001, the United States was attacked by terrorists using hijacked commercial airplanes. Since September 11, 2001, there has been a decline in air travel due to, among other things, the public's general reluctance to travel and fears regarding additional acts of terrorism, as well as reduced operations by airlines due to, among other things, decreased demands for air travel, new security directives and increased costs. The magnitude and duration of these effects are unknown, but our trade shows and conferences have been negatively affected. We believe the September attacks caused as much as an additional 10% to 15% reduction in fourth-quarter revenues for the completed events. Continued negative market conditions due to the weakened U.S. economy, the September 11, 2001 terrorist attacks, any future occurrences of similar terrorist activities or threats of such activities, and actions by the United States and other countries that perpetuate a climate of war could cause more disruption of our trade shows and conferences. If attendance decreases further, our business, results of operations and financial condition would be materially adversely affected.

  Our Internet/Broadband business has significantly declined, and a continued decline would have a further material adverse effect on our business, results of operations and financial condition.

     In 2001, our Internet/Broadband industry sector produced 29% of our revenue, compared with 36% in 2000. Prior to the events of September 11, 2001, we were experiencing a general decline in this sector as a result of both the failure of many Internet-based companies and the general U.S. economic decline. Some of our customers went out of business or chose not to participate in our trade shows and conferences as part of a general trend toward decreased information technology spending. For example, we saw a significant decrease in revenue from our high-margin Internet World Spring trade show, and we saw a general decline in revenues from our technology magazines, especially Internet Worldmagazine. These trends were exacerbated by the events of September 11, 2001. Following these events, we were forced to reschedule our Internet World Fall trade show, and we experienced further reduced attendance levels. Because this industry sector has typically represented a significant portion of our business and generated high margins, declines in the Internet/Broadband industry sector have a more significant impact on our total adjusted EBITDA than declines in our other industry sectors. A continued decline in the performance of these product offerings or a decline in our other product offerings in this sector, or our inability to regain customers lost in 2001, would materially adversely affect our business, results of operations and financial condition.

  We depend on advertising revenues, which decrease during economic downturns and fluctuate from period to period.

     For the year ended December 31, 2001, about 47.6% of our revenue came from advertising. Our advertising revenues fluctuate with general economic cycles, and any material decline in these revenues would have a material adverse effect on our business, results of operations and financial condition. Historically, advertising revenues have increased during economic recoveries and decreased during both general economic downturns and regional economic recessions. In a general economic downturn or a recession, advertisers reduce their advertising budgets, intensify their attempts to negotiate lower advertising rates and pay outstanding invoices more slowly. We are experiencing some of these effects. Our advertising revenues were significantly lower in 2001 compared with 2000.

  If the U.S. economy worsens, the cost-saving efforts we implemented may not be sufficient to achieve the benefits we expect.

     In 2001, we experienced a significant decline in revenue and adjusted EBITDA, primarily due to weak economic conditions, which were exacerbated by the terrorist attacks of September 11, 2001. This decline was more severe in the second half of the year. We cannot predict if or when the economy or our revenues and adjusted EBITDA will improve. We have taken a number of steps designed to improve our profits and margins despite decreased revenue. We have restructured a number of our businesses and support departments and reduced overhead infrastructure by consolidating and closing several offices, centralizing information technology services and outsourcing certain corporate functions. As a result, we recorded special charges to our income of $87.5 million in 2001. If the U.S. economy worsens or additional terrorist attacks occur, our revenues will likely continue to decline. Decreases in our revenues cause disproportionately greater decreases in our adjusted EBITDA. Accordingly, if revenues decline beyond our expectations, the cost-saving efforts we implemented in the second half of 2001 will likely not achieve the benefits we expect. We may be forced to take additional cost-saving steps that could result in additional charges and otherwise materially adversely affect our business.

  The profitability and success of our trade shows and conferences could be adversely affected if we are unable to obtain desirable dates and locations or are unable to increase the size of our events.

     In 2001, about 40.1% of our revenue came from trade shows and conferences. As the trade shows and conferences industry grows, we increasingly compete for desirable dates and venues for our trade shows and conferences. As this competition intensifies, we may be unable to schedule important engagements. If we are unable to obtain desirable dates and venues for events, the profitability and future success of these events could be adversely affected. Although we generally reserve venues and dates more than one year in advance, these reservations are not binding until we sign a contract with a facility operator. These contracts generally hold venues and dates for only one year. In addition, we may desire to increase the size of our trade shows and conferences to take advantage of increasing demand in the future. If we are unable to secure larger venues with suitable exhibit space to accommodate this demand, the growth of our trade shows and conferences business could be adversely affected.

  Our trade shows and conferences and publishing revenues vary due to the movement of annual event or publication mailing dates and timing of our customers' product launches.

     Our trade shows and conferences and publishing revenues are seasonal, due primarily to the timing of our large trade shows and conferences and publication of our large industry directories. Because event revenues are recognized when a particular event is held, and publication revenues are recognized in the month publications are mailed, we may also experience fluctuations in quarterly revenues based on the movement of annual events or mailing dates from one quarter to another. In 2001, about 30.3% of our total revenue was generated during the first quarter, about 28.7% during the second, about 16.6% during the third and about 24.4% of our revenue was generated during the fourth quarter.

     Our trade shows and conferences revenues may fluctuate from period to period based on the spending patterns of our customers. Many of our large customers concentrate their trade show participation around major product launches. Because we cannot always know or predict when our large customers intend to launch new products, it is difficult to anticipate any related fluctuations in our trade shows and conferences revenues.

  Loss of key personnel could impair our success.

     We benefit from the leadership and experience of our senior management team, and we depend on its continuing services to successfully implement our business strategy. Although we have entered into employment agreements with Thomas L. Kemp, Daniel J. Ramella and other management members, they and other key personnel may not remain in our employment. The loss of key personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain "key person" life insurance with respect to our senior management team.

  Competition may adversely affect our earnings and results of operations.

     We experience intense competition for our products and services. If we fail to compete effectively, our earnings and results of operations could be adversely affected. We compete for readers and advertisers in the publishing marketplace and for trade show and conference venues, sponsorships, exhibitors and show attendees. Because our industry is relatively easy to enter, we anticipate that additional competitors, some of whom may have greater resources than we do, may enter these markets and intensify competition.

  Our overall operations may be adversely affected by risks associated with international operations.

     We have operations outside the United States and we intend to expand further into international markets. The following risks in international markets could have a material adverse effect on our future international operations and, consequently, on our business, results of operations and financial condition:

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

        - reduced protection for intellectual property rights in some countries;

        - state-imposed restrictions on the repatriation of funds; and

        - potentially adverse tax consequences.

  New product launches or acquired products may reduce our earnings or generate losses.

     Our future success will depend in part on our ability to continue offering new products and services that successfully gain market acceptance by addressing the needs of specific audience groups within our targeted industries. Our efforts to introduce new or integrate acquired products may not be successful or profitable. The process of internally researching and developing, launching, gaining acceptance and establishing profitability for a new product or service, or assimilating and marketing an acquired product, is both risky and costly. New products generally incur initial operating losses.

     In addition, we have invested in, and intend to continue to invest in, the development of various online media products and services, which are currently generating losses. The Internet is still not proved as a profitable commercial medium. These products and services may not be successful or profitable. In 2001, we wrote off $1.7 million of assets related to online media initiatives.

     Costs related to the development of new products and services are expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number and timing of new product launches.

  The infringement or invalidation of our proprietary rights could have an adverse effect on our business.

     We regard our copyrights and trademarks, including our Internet domain names, service marks and similar intellectual property, as critical to our success. We rely on copyright and trademark laws in the United States and other jurisdictions and on confidentiality agreements with some of our employees and others to protect our proprietary rights. If any of these rights were infringed or invalidated, our business could be adversely affected. In addition, our business activities could infringe upon the proprietary rights of others, who could assert infringement claims against us. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, or product and service delays. As a result of such a dispute, we might have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or enter into royalty or licensing agreements on a timely basis, our business could be adversely affected.

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

     We rely on our principal vendors and their ability or willingness to sell products to us on favorable price and other terms. Many factors outside our control may harm these relationships and the ability or willingness of these vendors to sell these products to us on such terms. Currently, our principal vendors are paper suppliers, the United States Postal Service and printing suppliers. If any of our principal vendors discontinues or temporarily terminates its services and we are unable to find adequate alternatives, we may experience increased prices, interruptions and delays in services. These factors could adversely affect our business.

  Increases in paper or postage costs could cause our expenses to increase and may adversely affect our business.

     Paper and postage are necessary expenses relating to our print products, magazine distribution and direct mail solicitations. In 2001, these expenses accounted for approximately 3.5% and 5.0%, respectively, of our total operating expenses, excluding unusual items. Significant increases in paper prices, which have been volatile in recent years, or in postage prices may have an adverse effect on our business. We do not use forward contracts and all of our paper supply vendor arrangements provide for price adjustments on a quarterly basis to reflect then-prevailing market prices. We use the United States Postal Service for domestic distribution of substantially all of our magazines and marketing materials.

  We have a contingent tax liability related to the spinoff of our common stock by Pittway.

     In connection with the tax-free spinoff of our common stock by Pittway to its stockholders in August 1998, we agreed not to take any action that would cause the spinoff to be taxable to Pittway under Section 355 of the Internal Revenue Code, and to indemnify Pittway for any liability suffered by it in that event. The spinoff would be taxable to Pittway if, as part of a plan or series of related transactions, as determined under a facts and circumstances test, one or more persons, acting independently or in concert, have acquired 50.0% or more of our common stock. Since August 1998, our common stock has been involved in a number of transactions. Because of the open-ended nature of the facts and circumstances test, we believe, but we cannot assure you, that the Internal Revenue Service could not successfully assert that one or more transactions involving our common stock were part of a plan or series of related transactions that has caused the spinoff to be taxable to Pittway. If the spinoff were taxable to Pittway, our payment to Pittway under our indemnity agreement could have a material adverse effect on our financial condition.

ITEM 2.  PROPERTIES.

     The Company's principal properties and their general characteristics are as follows:

                                                                            LEASE      APPROXIMATE
LOCATION                                                 PRINCIPAL USE    EXPIRATION   SQUARE FEET
--------                                                ---------------   ----------   ------------
Cleveland, Ohio.......................................  General Offices      2010        151,740
Cleveland, Ohio.......................................  Warehousing          2004         28,000
Hasbrouck Heights, New Jersey.........................  General Offices      2003         25,000
Darien, Connecticut...................................  General Offices      2009         18,200
Boulder, Colorado.....................................  General Offices      2006         29,000
Golden, Colorado......................................  Sales Offices        2003         10,850
Isleworth, Middlesex UK...............................  General Offices      2014          7,600
Fremont, California...................................  General Offices      2005         13,500
San Francisco, California.............................  General Offices      2003         10,000
Loveland, Colorado....................................  Warehousing          2002         15,400
Loveland, Colorado....................................  General Offices      2005         35,650

     As part of our cost-reduction measures undertaken in 2001, we closed over 20 offices, primarily in the United States, with lease terms expiring through 2013. We are currently attempting to sublease these properties.

     Other smaller properties include 20 sales and/or general offices under leases expiring through 2014, located in cities throughout the United States and the United Kingdom. We believe our facilities are adequate for our present needs.

ITEM 3.  LEGAL PROCEEDINGS.

     In connection with the acquisition of Mecklermedia Corporation, on December 1, 1998, a lawsuit was brought against the Company by Ariff Alidina (the "Plaintiff"), a former stockholder of Mecklermedia Corporation, in the United States Federal District Court in the Southern District of New York for an unspecified amount, as well as other relief. The Plaintiff has claimed that the Company violated the federal securities laws by selling Mr. Meckler, a beneficial owner of approximately 26% of the shares of Mecklermedia, an 80.1% interest in INT Media Group, Inc. for what the Plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia Corporation than was paid to other stockholders of Mecklermedia Corporation. On May 16, 2001, the United States District Court for the Southern District of New York granted the Plaintiff's motion for certification of a class consisting of all former stockholders of Mecklermedia who tendered their shares in the tender offer. On October 17, 2001, the District Court denied the Company's motion for a summary judgment. The Company intends to vigorously defend this suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is traded on the New York Stock Exchange under the symbol PME. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported on the New York Stock Exchange.

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                             ----------------
                                                              HIGH      LOW
                                                             ------    ------
Year Ended December 31, 2001:
  First Quarter............................................  $27.10    $12.48
  Second Quarter...........................................   21.01     13.58
  Third Quarter............................................   17.80      3.55
  Fourth Quarter...........................................    8.15      3.25

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                             ----------------
                                                              HIGH      LOW
                                                             ------    ------
Year Ended December 31, 2000:
  First Quarter............................................  $27.81    $21.25
  Second Quarter...........................................   36.00     22.19
  Third Quarter............................................   36.38     26.13
  Fourth Quarter...........................................   32.00     22.00

     The Company had approximately 999 record holders of its common stock on February 28, 2002.

     Our dividend policy is determined by our board of directors. In July 2001, a decision was made by our board of directors to discontinue the payment of dividends. We paid quarterly dividends for the first half of 2001 in the amount of $0.03 per share, and we made quarterly payments of $0.03 per share for the past two fiscal years. Any decision to pay dividends in the future will depend on business decisions that will be made by our board of directors from time to time based upon the results of our operations and financial condition and such other matters as our board of directors considers relevant. The terms of our outstanding convertible preferred stock, however, limit the payment of dividends on the common stock until all accrued dividends have been paid on the convertible preferred stock. We may not pay accrued dividends on the convertible preferred stock unless approved by the holders of not less than 75% of the then outstanding shares of convertible preferred stock.

     On March 10, 2002, we entered into an agreement, which we subsequently amended and restated on March 18, 2002, with a group of investors led by ABRY Mezzanine Partners, L.P. to sell 50,000 shares of a new series of convertible preferred stock and warrants to purchase 1.6 million shares of our common stock for $50.0 million. On March 19, 2002, we issued 40,000 shares of the new series of convertible preferred stock and warrants to purchase 1.28 million shares of our common stock for gross proceeds of $40.0 million. The sale was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, as this transaction did not involve a public offering. See "Item 1, Business - Recent Developments" for a description of the terms of conversion of the convertible preferred stock and the terms of exercise of the warrants. The agreement regarding the convertible preferred stock provides that we will file a shelf registration statement with the Securities and Exchange Commission covering the common stock issued or issuable upon conversion of the preferred stock and exercise of the warrants within 45 days.

     In January 2000, the Company established an Executive Loan Program to enable key executives to purchase an aggregate of up to 400,000 shares of Penton common stock at fair market value, in exchange for recourse notes. All 400,000 shares were issued in 2000. In issuing such stock, Penton relied upon the exemption from registration provided by Section 4(2) under the Securities Act, as these transactions did not involve a public offering.

     In June 2000, the Company adopted a Stockholder Rights Agreement (the "Rights Agreement"). Under the plan, the rights will initially trade together with Penton Media, Inc. common stock and will not be exercisable. In the absence of further board action, the rights generally will become exercisable and allow the holder to acquire Penton Media, Inc. common stock at a discounted price if any person or group acquires 20% or more of the outstanding shares of the Company's common stock. Rights held by the persons who exceed the applicable threshold will be void. Under certain circumstances, the rights will entitle the holder to buy shares in an acquiring entity at a discounted price.

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

     A copy of the Rights Agreement was filed with the Securities and Exchange Commission in June 2000 as an Exhibit to a Registration Statement on Form 8-A. The foregoing is a description of the material terms of the rights, and is qualified in its entirety by reference to that Registration Statement on Form 8-A, as amended and the Rights Agreement.

     The Rights Agreement was amended by the board to permit the sale of the convertible preferred stock and warrants to purchase common stock to an investor group led by ABRY Mezzanine Partners, L.P.

     In May 1999, Penton acquired the assets of New Hope for, among other consideration, 2,102,564 shares of Penton common stock. In March 2000, Penton made part of a contingent payment to New Hope with 52,920 shares of Penton common stock. In August 1998, Penton acquired the outstanding stock of Donohue/Meehan Publishing Company for, among other consideration, 1,541,638 shares of Penton common stock. In making such payments, Penton relied upon the exemption from registration provided by Section 4(2) under the Securities Act, as these transactions did not involve a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table presents our selected financial data. The operating data for each of the three years in the period ended December 31, 2001 and the balance sheet data as of December 31, 2001 and 2000 have been derived from our audited consolidated financial statements and related notes, which appear elsewhere in this Form 10-K. The operating data for each of the two years in the period ended December 31, 1998 and the balance sheet data as of December 31, 1997, 1998 and 1999 have been derived from our audited consolidated financial statements and related notes that are not included in this Form 10-K.

     You should read the following information together with our audited consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

     You should also consider the following when reading the statement of operations data:

          - All historical amounts have been restated to reflect the classification of our former Printing segment and Direct Mail segment as discontinued operations.

          - Penton defines adjusted EBITDA as net income before interest, taxes, depreciation and amortization, and unusual items, as more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Adjusted EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA is not a measure of performance under GAAP because it excludes those items listed above that are significant components in understanding and evaluating Penton's financial performance. Not all companies calculate adjusted EBITDA in the same manner, and adjusted EBITDA as presented may not be comparable to similarly titled measures presented by other companies.

          - Operating income (loss) equals revenues less operating expenses. See Consolidated Statements of Income included elsewhere herein.

          - Cash flows from investing activities include capital expenditures and acquisitions.

          - Refer to Item 7, "Management's Discussion and Analysis," for an overview of items that affect comparability of the financial data in this five-year summary.

          CONSOLIDATED COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

                                                                     YEAR ENDED DECEMBER 31,
(DOLLARS AND SHARES IN THOUSANDS,                   ----------------------------------------------------------
EXCEPT PER SHARE DATA)                                2001         2000        1999         1998        1997
---------------------------------                   ---------    --------    ---------    --------    --------
OPERATING RESULTS
  Revenues........................................  $ 371,552    $404,571    $ 300,824    $207,682    $181,109
  Operating income (loss).........................    (93,578)     54,711       39,390      26,218      24,854
  Income (loss) from continuing operations........   (104,107)     79,675        7,930      11,186      14,612
  Income (loss) from discontinued operations......         --          --           33        (296)        262
  Gain (loss) on sale of discontinued
     operations...................................         --         (85)       8,660          --          --
  Extraordinary item -- early extinguishment of
     debt.........................................         --          --       (8,413)         --          --
  Net income (loss)...............................   (104,107)     79,590        8,210      10,890      14,874
  Earnings per common share -- basic:
     Income (loss) from continuing operations.....      (3.26)       2.51         0.28        0.51        0.69
     Discontinued operations......................         --          --         0.31       (0.01)       0.01
     Extraordinary item...........................         --          --        (0.30)         --          --
     Net income (loss)............................      (3.26)       2.51         0.29        0.50        0.70
     Weighted average number of common shares.....     31,917      31,730       28,108      21,882      21,240
  Earnings per common share -- diluted:
     Income (loss) from continuing operations.....      (3.26)       2.49         0.28        0.51        0.69
     Discontinued operations......................         --          --         0.31       (0.01)       0.01
     Extraordinary item...........................         --          --        (0.30)         --          --
     Net income (loss)............................      (3.26)       2.49         0.29        0.50        0.70
     Weighted average number of common shares.....     31,917      32,010       28,209      21,882      21,240
  Dividends per common share......................       0.06        0.12         0.12        0.06          --
CASH FLOWS AND OTHER DATA
  Cash flows
     Operating....................................  $ (20,343)   $  9,240    $  34,357    $ 25,749    $ 23,186
     Investing....................................    (27,455)   (111,168)     (27,770)   (271,157)    (53,192)
     Financing....................................     56,326      83,306       19,879     246,993      30,854
  Capital expenditures............................     (7,602)     27,272        5,884       5,775       5,450
  Depreciation and amortization...................     45,492      33,431       27,918       7,791       3,903
  Adjusted EBITDA.................................     40,269      91,288       67,308      34,009      28,757
AT PERIOD END
  Total assets of continuing operations...........  $ 700,477    $781,757    $ 805,151    $479,301    $156,426
  Investment in discontinued operations...........         --          --        4,228          --          --
  Total assets....................................    700,477     781,757      809,379     479,301     156,426
  Goodwill and other intangibles..................    549,941     628,748      451,236     387,612      71,822
  Total debt......................................    364,765     302,125      215,000     307,000      34,170
  Stockholders' equity............................    220,530     336,569      402,601      87,489      69,613

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Set forth below is a discussion and analysis of our financial condition and results of operations. You should read this discussion and analysis together with the consolidated financial statements and the related notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.

OVERVIEW

     We were spun off from Pittway Corporation and acquired Donohue Meehan Publishing in August 1998; we then acquired Mecklermedia Corporation, now known as Internet World Media, in November 1998; MFG Publishing, Inc. in February 1999; Jon Peddie Associates in May 1999; New Hope Communications, Inc. in May 1999; Multimedia Week in August 1999; Stardust.com in October 1999; Nutracon in December 1999; Profit.Net, Inc. in February 2000; ComMunic in May 2000; National Advisory Group in July 2000; Meko, Ltd. in July 2000; Duke Communications International, Inc. in September 2000; Professional Trade Shows, Inc. in September 2000; Streaming Media, Inc. in September 2000; Group Computing in November 2000; 2000Tutor.com in February 2001; Functional Foods & Nutraceuticals in February 2001; Nutritional Business International, LLC in February 2001; Hillgate Communications Ltd. in February 2001; Tech Conferences, Incorporated in March 2001; Contractor Magazine and Expo Instalaciones Para la Construccion in April 2001; DWR Media Pty Ltd., in May 2001; and Wireless Developer Conference in June 2001. If we acquire additional companies, our sales mix, market focus, cost structure, operating leverage and the seasonality of our business may change significantly. Consequently, our historical and future results of operations reflect and will reflect the impact of acquisitions, and period-to-period comparisons may not be meaningful in certain respects. Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

     In November 1999, we completed the sale of our Printing segment to R.R. Donnelley & Sons Company for approximately $31.0 million. We recorded a gain on the sale of $15.5 million ($9.3 million, or $0.33 per share, after tax). Also in the fourth quarter of 1999, we signed a letter of intent to sell our Direct Mail segment for approximately $4.0 million. This decision resulted in a loss in 1999 estimated at $0.7 million, including a $0.06 million provision for operating losses during the phase-out period. During the first quarter of 2000, we completed the sale of the net assets of our Direct Mail segment for $4.0 million in cash. An additional operating loss through the date of sale of $0.08 million, net of a tax benefit of $0.06 million, was recorded. Operating results and net assets for the Printing and Direct Mail segments have been reflected as discontinued operations in the accompanying financial statements. Net income for the Printing segment was $0.3 million and $0.5 million in 1999 and 1998, respectively ($0.01 and $0.02 per share), on revenues of $10.4 million and $11.7 million, respectively. Net losses for the Direct Mail segment were $0.3 million and $0.8 million in 1999 and 1998, respectively ($0.01 and $0.04 per share), on revenues of $12.2 million and $13.8 million, respectively.

     The business-to-business media industry experienced severe declines in 2001 as companies reduced their overall marketing expenditures in response to the global economic slowdown. While most publishers began to experience declines in the third quarter of the year, technology-focused publishers realized declines starting in the beginning of 2001. Advertising pages were down nearly 34% over 2000, according to Technology Advertising & Branding Report. The September 11 terrorist attacks exacerbated the downturn in the business-to-business media industry, intensifying the business declines in the latter part of the year. In 2001, business-to-business magazines serving the industry sectors analyzed in Business Information Network, experienced a year-over-year decline in advertising spending of over 20%. In addition, trade show and conference producers experienced significant declines in exhibition sales and attendance as travel fears and economic and political uncertainty adversely impacted customers' marketing, education and travel spending. According to Tradeshow Week, trade shows held in the fourth quarter of 2001 experienced the most severe declines ever recorded in the 29-year history of the publication's quarterly analysis, as attendance was down 20.4% over fourth quarter 2000 levels and the number of exhibitors was down 6.8% over the same period.

RECENT DEVELOPMENTS

Financing

     On March 10, 2002, we entered into an agreement which we subsequently amended and restated on March 18, 2002, with a group of investors led by ABRY Mezzanine Partners, L.P. to sell 50,000 shares of a new series of convertible preferred stock and warrants to purchase 1.6 million shares of our common stock for $50.0 million. Pursuant to this agreement, we received gross proceeds of $40.0 million from the sale of 40,000 shares of preferred stock and warrants to purchase 1.28 million shares of our common stock on March 19, 2002. We expect to close the remaining $10.0 million within 30 days of the initial closing. A copy of the amended and restated Series B Convertible Preferred Stock and Warrant Purchase Agreement and the Certificate of Designations and Form of Warrants agreements were filed with the Securities and Exchange Commission on March 19, 2002 as exhibits to a Current Report on Form 8-K. The following is a description of the material terms of the preferred stock and warrants and is qualified in its entirety by reference to that Current Report on Form 8-K and the applicable agreements. Significant terms of the new preferred stock are as follows:

          - Holders of the preferred shares will have a liquidation preference over holders of common stock.

          - The initial liquidation value per share will be $1,000. If the preferred stock is not converted or redeemed prior to the sixth anniversary of the date of issuance, the liquidation value will increase to $4,570 per share if stockholder approval has been obtained on certain matters. If the stockholder approval has not been obtained, the liquidation value will increase to $9,140 per share.

          - Dividends accrue at an annual rate of 7% from issuance until year six unless stockholder approval is obtained on certain matters, at which time the rate will decrease to 5% per annum. If the stockholder approval is obtained within six months of the date of issuance, the rate will decrease retroactive to the date of issuance. After the sixth anniversary, dividends accrue at an annual rate of 15%. Upon certain triggering events, the dividend rate may increase by one percentage point per quarter up to a maximum increase of five percentage points.

          - The dividends are payable semi-annually in cash only if declared by our board of directors and approved by no less than 75% of the convertible preferred stock then outstanding. The provisions of our debt instruments limit our ability to pay dividends in cash, and we have no present intention to pay dividends in cash.

          - Shares of preferred stock will be convertible at any time at each investor's option into a number of shares of our common stock equal to the liquidation value plus accrued but unpaid dividends, divided by the conversion price. The conversion price will initially be $7.61, and is subject to certain anti-dilution and other adjustments. Subject to certain restrictions, we have the option to convert the preferred stock at any time.

          - If stockholder approval of certain matters is not obtained by June 28, 2002, the conversion price will automatically be reduced by 20%. Thereafter, until such approval is obtained, every 90 days the conversion price will be reduced by 20% of the conversion price then in effect. In no event will the conversion price reduction related to the failure to timely obtain stockholder approval exceed 50% of the conversion price that would have been in effect had we obtained stockholder approval. Upon our receipt of the stockholder approval, the conversion price will be readjusted as if no adjustments had occurred for failure to timely obtain stockholder approval.

          - If we fail to comply with specific covenants contained in the purchase agreement, the conversion price will be reduced by $0.76 (adjusted for stock splits and similar transactions). The conversion price will readjust to what it would have been absent such breach once the breach is cured.

          - We may redeem the preferred stock at any time, in whole or in part, provided that the redemption price is equivalent to the amount the holders would receive on an as-converted basis using a trailing 30-day period and subject to certain minimum share prices based on the year redeemed.

          - The preferred stock initially entitles the holders to three seats on our board of directors. Upon the occurrence of certain triggering events, the holders may appoint up to one less than a minimum majority of our board of directors or a minimum majority upon the occurrence of certain events of bankruptcy or insolvency. See further discussion of these triggering events in "Risk Factors".

          - The holders of the convertible preferred stock are entitled to vote on all matters submitted to a vote of our common stockholders.

          - We have agreed to register the common stock issuable upon conversion of the convertible preferred stock and exercise of the warrants within 45 days after closing and use our best efforts to have the registration statement declared effective within 90 days.

          - The terms of the convertible preferred stock subject us to various covenants, which among other things, limits our ability to sell assets, make any restricted payments or restricted investments, enter into various agreements and grant certain options.

          - Warrants will be issued to purchase an additional 0.32 million shares of our common stock. All warrants will have an initial exercise price of $7.61 per share, subject to certain anti-dilution and other adjustments that mirror those applicable to the convertible preferred stock. The warrants are immediately exercisable and expire 10 years after issuance.

          - We are currently studying the accounting for this transaction, including the provisions of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities".

     Net proceeds from the sale of the preferred stock, along with the net proceeds of $5.8 million from our recent sale of our INT Media Group, Inc. common stock and cash on hand from our $12.2 million tax refund, will be used to repay $48.0 million of amounts outstanding under our term loans.

     On March 19, 2002, simultaneously with the payment discussed above, we also amended our credit facility. If we were required to file our compliance certificate prior to the amendment of the credit facility, we would not have been in compliance with some of our financial covenants. The amended and restated facility provides, among other things, the following:

             - The revolving credit facility was permanently reduced to $40.0 million from $185.0 million.

             - We were relieved of our financial covenants at December 31, 2001 and March 31, 2002.

             - Revised financial covenant requirements after March 31, 2002 have been established. For example, our leverage ratio and fixed charge ratio covenants are not applicable until after June 30, 2003 and September 30, 2003, respectively.

             - The revolver is limited to $15.0 million until the leverage ratio is less than 5.0x or the term loans have been prepaid in full. An additional $10.0 million will become available in the event that not less than $10.0 million is raised from an equity issuance and the proceeds are used to prepay the term loans. Upon receipt of the second-quarter compliance certificate, an additional $5.0 million will become available.

             - In order to access the revolver, the Company must not have more than $7.5 million of cash and cash equivalents available and must be in compliance with the loan documents.

             - The amendment also increased the interest rate on the revolver as well as the term A and term B loans, places additional restrictions on certain payments, limits additional debt and contingent obligations, requires additional collateral, limits additional acquisitions and investments, limits our ability to sell assets and limits capital expenditures.

Expense Reduction and Restructuring Initiatives

     In 2001, we implemented a number of expense reduction and restructuring initiatives to more closely align our cost structure with the current business environment. The cost reduction initiatives included workforce reductions, elimination of unprofitable properties, significant reductions in capital spending, the shutdown and consolidation of certain facilities and other cost reductions. Specific actions taken, most of which occurred in the second half of 2001, are as follows:

          - We reduced staffing by nearly 400 positions through terminations.

          - We imposed a company-wide hiring freeze, as well as a salary freeze for higher-paid employees, until we return to profitability.

          - We shut down and consolidated more than 20 offices worldwide.

          - We reduced benefit costs by increasing employee contributions for health care and temporarily suspending the company match for our defined contribution plan, and we eliminated year-end discretionary bonuses.

          - We eliminated unprofitable properties, including seven magazines, more than 20 events and nearly 20 Web sites.

          - We reduced the production cost of various under-performing magazines through process improvements, automation of pre-press work, new printing and paper supply contracts, and selective reduction in frequency and circulation levels.

          - We restructured various under-performing events by either eliminating these events or by co-locating with other events and realigning management structures.

          - We implemented a plan to centralize all information technology services.

          - We effectively outsourced various corporate and division functions.

     As part of the expense reduction and restructuring initiatives, we recorded a restructuring charge in 2001 of approximately $18.8 million. The majority of the charge relate to office closings costs, such as future lease obligations, and employee severance costs.

Impairment of Assets

     In connection with an ongoing review of our portfolio of businesses and in conjunction with our policy to continually monitor events or changes in circumstances that would indicate that the carrying amount of our long-lived assets, including goodwill and intangible assets, may not be recoverable, we recorded asset and goodwill impairment charges of $69.6 million in 2001. This charge primarily consists of the following:

        - Goodwill and other intangibles of $66.4 million were written down to estimated fair value.

        - We recognized asset impairments of $1.7 million on various Web sites that were shut down during the year.

        - Circulation software costs of $0.9 million were written off subsequent to a management decision to discontinue the development of the software and to outsource that function.

SEGMENTS

     During 2001, we began to view and manage our business differently than we had in the past. Our new approach involves dividing our business into four media segments; Technology, Industry, Lifestyle and Other, and grouping our industry sectors within each segment. During 2001, we put a senior manager in charge of each segment. These senior managers report directly to the Chief Executive Officer and President and Chief Operating Officer. We have included segment information in our discussion of our financial condition and results of operations for 2000 on the same basis as 2001. It was not practicable to obtain similar segment information for 1999 as a result of refinements made to our accounting systems and procedures beginning in 2000. See further discussion in
Note 16 -- Segment Information.

RESULTS OF OPERATIONS

     The following table sets forth our statement of operations data expressed as a percentage of revenues for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2001      2000      1999
                                                              -----     -----     -----
Revenues....................................................  100.0%    100.0%    100.0%
                                                              -----     -----     -----
Operating expenses:
  Editorial, production and circulation.....................   41.3%     36.3%     38.9%
  Selling, general and administrative.......................   47.9%     41.1%     38.8%
  Impairment of Internet assets.............................     --       0.5%       --
  Impairment of other assets................................   18.7%      0.3%       --
  Restructuring charge......................................    5.1%       --        --
  Depreciation and amortization.............................   12.2%      8.3%      9.2%
                                                              -----     -----     -----
                                                              125.2%     86.5%     86.9%
                                                              -----     -----     -----
Operating income (loss).....................................  (25.2)%    13.5%     13.1%
                                                              -----     -----     -----
Other income (expense):
  Interest expense, net of interest earned..................   (7.7)%    (3.5)%    (7.0)%
  Gain on sale of investments...............................      -      27.2%      2.0%
  Writedown of Internet investments.........................    0.2%     (2.3)%      --
  Miscellaneous, net........................................   (0.7)%      --      (0.1)%
                                                              -----     -----     -----
                                                               (8.2)%    21.4%     (5.1)%
                                                              -----     -----     -----
Income (loss) from continuing operations before income
  taxes.....................................................  (33.4)%    34.9%      8.0%
Benefit (provision) for income taxes........................    5.4%    (15.2)%    (5.4)%
                                                              -----     -----     -----
Income (loss) from continuing operations....................  (28.0)%    19.7%      2.6%
Discontinued operations.....................................     --        --       2.9%
                                                              -----     -----     -----
Income (loss) before extraordinary item.....................  (28.0)%    19.7%      5.5%
Extraordinary item -- early extinguishment of debt..........     --        --      (2.8)%
                                                              -----     -----     -----
Net income (loss)...........................................  (28.0)%    19.7%      2.7%
                                                              =====     =====     =====

COMPARISON OF 2001 AND 2000

TOTAL COMPANY

     In the analysis that follows, we have used adjusted EBITDA, which we define as net income before interest, taxes, depreciation and amortization, and unusual items, as the primary measure of profitability in evaluating our operations and we believe that investors find it to be a useful tool for measuring a company's ability to generate cash. Adjusted EBITDA does not represent cash flow from operations, as defined by generally accepted accounting principles, and is not calculated in the same way by all companies. In addition, you should not consider adjusted EBITDA a substitute for net income or net loss, or as an indicator of our operating performance or cash flow, or as a measure of liquidity. Adjusted EBITDA margin equals adjusted EBITDA divided by total revenues.

     Our definition of adjusted EBITDA is principally calculated in the same manner as EBITDA under our credit facility, except that the loan covenant EBITDA is on a rolling four-quarter basis and allows for the shift in timing of events between quarters. Our revenues, net income (loss), adjusted EBITDA, diluted earnings per share and adjusted EBITDA margins for the years ended December 31, 2001 and 2000 were as follows:

                                                    2001          2000        CHANGE
                                                  ---------     --------     ---------
Revenues........................................  $ 371,552     $404,571     $ (33,019)
Net income (loss)...............................  $(104,107)    $ 79,590     $(183,697)
Adjusted EBITDA.................................  $  40,269     $ 91,288     $ (51,019)
Earnings per common share -- diluted............  $   (3.26)    $   2.49
EBITDA margins..................................       10.8%        22.6%

     Operating results for the year ended December 31, 2001 were severely impacted by the downturn in the U.S. economy and, to a lesser extent, by the slowing of economies throughout Europe and Asia. In particular, results for the fourth quarter of 2001, during which four of our largest trade shows took place, were also adversely impacted by reductions in customers travel and marketing spending following the terrorist attacks of September 11, 2001. Our technology and manufacturing media portfolios, particularly trade shows and publishing properties serving the Internet/Broadband sector, experienced the deepest business decline throughout 2001, particularly in the second half of the year.

     Our revenues decreased $33.0 million, or 8.2%, from $404.6 million in 2000 to $371.6 million in 2001. The decrease was due primarily to a decrease in publishing revenues of $19.9 million, or 8.6%, from $230.1 million in 2000 to $210.2 million in 2001, as well as a decrease in trade show and conference revenues of $19.2 million, or 11.4%, from $168.4 million in 2000 to $149.2 million in 2001. These decreases were offset in part by an increase in online media revenue of $6.1 million, from $6.0 million in 2000 to $12.1 million in 2001.

     We reported a net loss for 2001 of $104.1 million, or $(3.26) per diluted share, compared with income of $79.6 million, or $2.49 per diluted share, in 2000. Excluding unusual items, our net loss was $32.2 million, or $(1.01) per diluted share, in 2001, compared with income of $21.2 million, or $0.66 per diluted share, in 2000. Unusual items in 2001 included restructuring charges of $18.8 million (or $0.35 per diluted share after tax) related to the discontinuation of certain unprofitable media properties, staff reductions and facility closings, and non-cash charges of $69.6 million (or $1.31 per diluted share after tax) related primarily to goodwill writedowns. Unusual items in 2000 included a pre-tax gain of $110.2 million ($2.07 per diluted share after tax) on our sale of INT Media Group Inc. common stock and investment writedowns and asset impairments of $12.6 million ($0.24 per diluted share after tax).

     Total adjusted EBITDA decreased $51.0 million, or 55.9%, from $91.3 million in 2000 to $40.3 million in 2001. Adjusted EBITDA margins decreased from 22.6% in 2000 to 10.8% in 2001. The decrease in both our adjusted EBITDA and adjusted EBITDA margins was due primarily to a decrease in the adjusted EBITDA for our publishing operations of $25.0 million, or 48.7%, from $51.3 million in 2000 to $26.3 million in 2001; a decrease in the adjusted EBITDA for our trade show and conference operations of $26.3 million, or 33.4%, from $78.8 million in 2000 to $52.5 million in 2001; and an increase in our general and administrative costs of $3.2 million, from $32.0 million in 2000 to $35.3 million in 2001. The decreases in the adjusted EBITDA were somewhat offset by an increase in the adjusted EBITDA for our online media operations of $3.5 million, from a loss of $6.8 million in 2000 to a loss of $3.3 million in 2001.

     A reconciliation of our net income (loss) to our total adjusted EBITDA is as follows (in thousands):

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Net income (loss)...........................................  $(104,107)  $  79,590
Interest expense, net of interest earned....................     28,721      14,133
Gain on sale of investments.................................         --    (110,210)
Restructuring charge........................................     18,790          --
Provision (benefit) for income taxes........................    (20,207)     61,559
Impairment of Internet assets...............................         --       2,095
Depreciation and amortization...............................     45,492      33,431
Writedown of Internet investments...........................       (824)      9,490
Impairment of other assets..................................     69,565       1,051
Discontinued operations, net of taxes.......................         --          85
Miscellaneous, net..........................................      2,839          64
                                                              ---------   ---------
  Adjusted EBITDA...........................................  $  40,269   $  91,288
                                                              =========   =========

OPERATING EXPENSES

Editorial, Production and Circulation

     Total editorial, production and circulation expenses grew to $153.4 million in 2001 compared with $147.0 million in 2000, representing an increase of $6.4 million, or 4.3%. The increase was due primarily to a full year of operations for the acquisitions completed in 2000, including Professional Trade Shows, Streaming Media, Duke and ComMunic, as well as the acquisitions completed in 2001, including Hillgate and DWR. These increases were somewhat offset by the shutdown of our Healthwell.com exchange in February 2002, and our decision not to hold Internet World Summer and Internet World Canada shows in 2001.

     Editorial, production and circulation expenses increased as a percentage of revenues from 36.3% in 2000 to 41.3% in 2001. The increase was due largely to lower revenues for both magazines and trade shows.

Selling, General and Administrative

     Total selling, general and administrative expenses grew $11.6 million, or 7.0%, from $166.3 million in 2000 to $177.9 million in 2001, primarily due to higher selling costs. During the first half of 2001, our spending on marketing and selling increased at a higher rate for trade shows than in the previous year. General and administrative costs increased due to the impact of Professional Trade Shows, Duke and Streaming Media acquisitions in September 2000 and higher health benefit costs.

     Selling, general and administrative expenses increased as a percentage of revenues from 41.1% in 2000 to 47.9% in 2001. The increase was due largely to lower revenues for both magazines and trade shows.

Impairment of Assets

     Triggered by the continued decline in the economy and the negative impact of the September 11, 2001 events which further weakened an already deteriorating business climate, we recorded asset and goodwill impairment charges of $69.6 million ($41.7 million after tax, or $1.31 per diluted share) in the second half of 2001. In addition to goodwill writedowns of $66.4 million, the remaining charge primarily represents assets of $1.7 million related to various Web sites that were shut down and $0.9 million related to abandoned circulation software costs.

     Asset impairment charges of $9.7 million in the third quarter included the writedown of goodwill by $7.1 million on five small acquisitions; $1.7 million for various Web sites that were shut down; and $0.9 million of abandoned circulation software costs. Asset impairment charges of $59.6 million in the fourth quarter included primarily the writedown of goodwill related to eight acquisitions.

     In December 2000, we wrote off $2.1 million of impaired assets related to certain internally funded Internet media initiatives. The impaired assets related to certain abandoned projects. In addition, we recorded approximately a $1.0 million non-cash charge in 2000 to write down the carrying value of certain leasehold improvements, furniture and fixtures, and computer equipment to fair value.

Restructuring Charge

     In the second half of 2001, we implemented a number of expense reduction and restructuring initiatives to more closely align our cost structure with the current business environment. As a result, in the third quarter, we recorded restructuring charges of $9.5 million ($5.7 million after tax, or $0.18 per share on a diluted basis) and in the fourth quarter, we recorded restructuring charges of $3.7 million ($2.3 million after tax, or $0.07 per share on a diluted basis).

     The restructuring charge resulted primarily from strategic decisions to restructure a number of businesses and support departments, including reducing our overhead infrastructure by consolidating and closing several branch offices, centralizing information technology and outsourcing certain corporate functions. Of the total charges, $4.7 million related to employee termination benefits and the remaining $8.5 million related to non-cancelable obligations under continuing contracts. See Note 15 - Business Restructuring and Other Charges for additional information on related cash payments. The following sets forth additional detail concerning the principal components of the charge:

        - Personnel costs of $4.7 million are associated primarily with the elimination of nearly 340 positions, of which 294 positions and payments of $2.7 million were completed at year end. Approximately 84% of the positions eliminated or to be eliminated are in the U.S., with the remaining positions predominantly in the United Kingdom and Germany. Personnel costs include payments for severance, outplacement services and a provision for continued benefits to personnel.

        - Office closure costs of $8.5 million relate to the closure of over 20 Penton offices worldwide and include costs associated with existing office spaces under lease.

     In February 2001, we announced a restructuring program with the intent of discontinuing online media operations that have not demonstrated revenue growth, customer acceptance and near-term opportunity for profit. The charge of $5.6 million ($3.3 million after tax, or $0.10 per share on a basic and diluted basis) included the write-off of capitalized software development costs associated with the discontinuance of the industry exchange component of New Hope Natural Media's Healthwell.com; personnel costs, including the reduction in workforce of approximately 60 employees at Healthwell.com, and a reduction in workforce related to a number of other Internet initiatives throughout Penton; and exit costs associated with existing office spaces under lease and other contractual obligations. In the third quarter of 2001, we determined that some first-quarter restructuring initiatives would not require the level of spending that had been originally estimated and approximately $1.0 million was reversed. The majority of the remaining costs incurred in connection with the first-quarter restructuring plan have been paid.

Depreciation and Amortization

     Depreciation and amortization increased $12.1 million, or 36.1%, from $33.4 million in 2000 to $45.5 million in 2001. The higher expense was primarily the result of a full year of amortization of goodwill and other intangibles associated with PTS, Duke and Streaming Media, which were all acquired in September of 2000, as well as increased depreciation associated with capital expenditures related to the corporate headquarters relocation in the fourth quarter of 2000.

Other Income (Expense)

     Interest expense increased $14.6 million to $28.7 million due to a higher average debt balance outstanding in 2001 compared with 2000, as well as a significant decrease in interest earned on available cash in 2001 compared with 2000. The increase was somewhat offset by lower overall interest rates in 2001 compared with 2000.

     In February 2000, Penton sold 2.0 million shares of INT Media Group Inc. common stock as part of a 3.75 million-share secondary offering. Penton received cash of $113.1 million and recognized a pre-tax gain of approximately $110.2 million. In July 1999, Penton sold approximately 0.5 million shares of INT Media Group Inc. common stock and recognized a pre-tax gain of approximately $5.9 million.

     In 2000, the Company invested $6.3 million in Cayenta Inc., a total service provider of end-to-end e-commerce systems, and $3.4 million in Leisurehub.com, an online business-to-business trading community for the global leisure industry. During 2000, the Company determined that its investments in these Internet-related companies had suffered declines in value that were other than temporary. As a result, the Company recognized losses totaling $9.5 million, reducing its investment in Cayenta Inc. and Leisurehub.com to zero. In 2001, we received partial liquidation proceeds from LeisureHub of $0.8 million.

     Miscellaneous net expense increased to $2.8 million in 2001, due primarily to minority equity interests and various professional fees related to unsuccessful potential acquisitions that were written off during the year.

Effective Tax Rates

     The effective tax rates from continuing operations were a benefit of 16.3% and provision of 43.6% for 2001 and 2000, respectively. The decrease in our effective tax rate is due primarily to our writedown of non-deductible goodwill in 2001.

SEGMENTS

     We manage our business based on four operating segments: Technology Media, Industry Media, Lifestyle Media and Other Media. All four segments derive their revenues from the production of publications, trade shows and conferences, and online media products, and serve customers in 12 industry sectors. Adjusted EBITDA for segments is calculated as previously defined except that segment adjusted EBITDA also excludes corporate level costs. Corporate level costs include costs for centralized functions, such as finance, accounting and information systems, which cannot be reasonably allocated to each segment. See
Note 16 -- Segment Information, for a reconciliation of segment total adjusted EBITDA to consolidated income (loss) before taxes. Financial information by segment for 2001 and 2000 is summarized in the following table (in thousands):

                                             REVENUE          ADJUSTED EBITDA       MARGINS
                                       -------------------   ------------------   -----------
                                         2001       2000      2001       2000     2001   2000
                                       --------   --------   -------   --------   ----   ----
Industry Media.......................  $124,331   $142,245   $17,443   $ 28,739   14.0%  20.2%
Technology Media.....................   196,928    205,380    34,513     69,652   17.5%  33.9%
Lifestyle Media......................    29,893     30,121     9,814      7,495   32.8%  24.9%
Other Media..........................    20,400     26,825     4,775      7,526   23.4%  28.1%
                                       --------   --------   -------   --------
  Total..............................  $371,552   $404,571   $66,545   $113,412
                                       ========   ========   =======   ========

Industry Media

     Our Industry Media segment serves customers in the manufacturing, design/engineering, mechanical systems/construction, government/compliance, supply chain and aviation industries. Total revenues for the Industry Media segment decreased $17.9 million, or 12.6%, from $142.2 million in 2000 to $124.3 million in 2001. The decrease was due primarily to year-over-year declines across much of the segment's portfolio, which was primarily affected by the slowing economy, with IndustryWeek, Machine Design, American Machinist, New Equipment Digest, Contracting Business and Material Handling Managementmagazines showing the largest revenue decreases. These declines were somewhat offset by:
(i) revenue generated by Medical Design News
magazine, which we launched during the year; (ii) added revenues from Contractor magazine, which we acquired in the second quarter of the year; (iii) the first full year of results of Professional Trade Shows, which was acquired in September 2000, and (iv) year-on-year revenue growth in the segment's online media business.

     Total adjusted EBITDA for Industry Media decreased $11.3 million, or 39.3%, from $28.7 million in 2000 to $17.4 million in 2001. Adjusted EBITDA margins decreased from 20.2% in 2000 to 14.0% in 2001. The decrease in adjusted EBITDA was due primarily to declines in the aforementioned magazines, and to declines in the Computers in Manufacturing and A/E/C SYSTEMS trade shows. The Industry Media segment's online media portfolio experienced a modest decline in 2001 compared with 2000.

Technology Media

     Our Technology Media segment serves customers in the electronics, information technology and Internet/ Broadband industry sectors. Total revenues for Technology Media decreased $8.5 million, or 4.1%, from $205.4 million in 2000 to $196.9 million in 2001. The decrease was due primarily to declines in our Internet World Spring, ISPCON Spring, Streaming Media West and Internet World Fall trade shows, which were caused by the slowdown in the U.S. economy and the events of September 11, 2001. Revenue declines were offset in part by:
(i) added results of the Streaming Media and ComMunic trade show properties, which were acquired in 2000; (ii) added results of Duke publications and online media products, which were acquired in 2000; (iii) several events launched in the year and (iv) added results of the Wireless Developer Conference, which was acquired in 2001.

     Total adjusted EBITDA for Technology Media decreased $35.1 million, or 50.4%, from $69.7 million in 2000 to $34.5 million in 2001. Adjusted EBITDA margins decreased from 33.9% in 2000 to 17.5% in 2001. Adjusted EBITDA declines mirrored revenue trends for Technology Media publishing, trade shows and conferences and online media products. Overall, 2001 results were severely impacted by the decline in the technology market and the events of September 11, 2001. The Internet World Fall show, originally scheduled for early October at the Jacob K. Javits Convention Center in New York City, had to be rescheduled to December, which impacted attendance. Other fourth-quarter shows were impacted by the slowdown in travel and fear of additional attacks.

Lifestyle Media

     Our Lifestyle Media segment serves customers in the natural products industry sector. Total revenues for Lifestyle Media decreased $0.2 million, or 0.8%, from $30.1 million in 2000 to $29.9 million in 2001. Lifestyle Media incurred revenue declines in its publishing and online media products, which were offset in part by increases from trade show events and added properties. Revenues from The Natural Foods Merchandiser, New Product Review and Nutrition Science News declined year-over-year. These declines were offset in part by the added results from Nutrition Business Journal, which we acquired in February 2001. Trade show and conference revenues grew compared with 2000 for Natural Products Expo West and Natural Products Expo Europe; however, revenues for NHM Expo East, held in early October in Washington, D.C., were impacted by travel slowdowns and fear of additional attacks after the events of September 11, 2001.

     Total adjusted EBITDA for Lifestyle Media increased $2.3 million, or 30.9%, from $7.5 million in 2000 to $9.8 million in 2001. Adjusted EBITDA margins increased from 24.9% in 2000 to 32.8% in 2001. The increase was due primarily to the shutdown in 2001 of the Healthwell.com industry exchange.

Other Media

     Our Other Media segment serves customers in the food/retail and leisure/hospitality industry sectors. Total revenues for Other Media decreased $6.4 million, or 24.0%, from $26.8 million in 2000 to $20.4 million in 2001. The decrease was due primarily to year-over-year declines for Convenience Store Decisions, Restaurant Hospitality and Lodging Hospitality magazines and for the International Leisure Industry Week show caused primarily by the slow down in the global economy.

     Total adjusted EBITDA for Other Media decreased $2.8 million, or 36.6%, from $7.5 million in 2000 to $4.8 million in 2001. Adjusted EBITDA declines followed revenue declines for the publications noted. Results of the International Leisure Industry Week show held in October 2001 were impacted by the economic slowdown in European markets and travel concerns caused by the September 11 terrorist attacks.

PRODUCTS

     We publish 65 specialized trade magazines, produce 135 trade shows and conferences, and maintain a variety of online media products, including 30 Web businesses and more than 80 electronic newsletters, which serve each of the industries in our four business segments. Adjusted EBITDA for products is calculated as previously defined except that product adjusted EBITDA also excludes general and administrative costs. General and administrative costs include corporate level costs (as defined above) and other general and administrative costs related to product offerings which cannot be reasonably allocated. Our calculation of adjusted EBITDA by product is as follows (in thousands):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
  Publishing................................................  $26,280   $51,269
  Trade shows and conferences...............................   52,523    78,846
  Online media..............................................   (3,264)   (6,790)
  General and administrative................................  (35,270)  (32,037)
                                                              -------   -------
     Adjusted EBITDA........................................  $40,269   $91,288
                                                              =======   =======

     Adjusted EBITDA for our publishing operations decreased $25.0 million, or 48.7%, from $51.3 million in 2000 to $26.3 million in 2001. Adjusted EBITDA decreases for our publishing operations were due primarily to the general slowdown in the U.S. economy, which most heavily impacted magazines in our technology, electronics and manufacturing sectors. The largest decrease was in our high-margin Internet World magazine. Declines were offset partially by the addition of Windows 2000 Magazine, iSeries NEWS magazine and other Duke Communications International ("Duke") titles, which were part of our acquisition of Duke in September 2000.

     Adjusted EBITDA for our trade show and conference operations decreased $26.3 million, or 33.4%, from $78.8 million in 2000 to $52.5 million in 2001. The decrease was due primarily to the decline in our technology sector in 2001 and the events of September 11, 2001, which exacerbated an already difficult business environment. Our Internet World Fall show, which has historically been our biggest show of the year, was originally scheduled to be held at the Jacob
K. Javits Convention Center in New York City in early October, but had to be rescheduled to December because of the events of September 11, 2001. Other shows held during the fourth quarter of 2001 were also impacted by the slowdown in travel and fear of additional attacks. These declines were offset partially by:
(i) added results of acquired properties, including Streaming Media West and Professional Trade Shows, Inc. ("PTS") regional events; (ii) successful launches, including Internet World Wireless East, ASPCON London, Streaming Media events in Berlin, Hong Kong and Tokyo, and m-Commerce World; and (iii) year-on-year growth of other events, including Internet World UK, Service Management Europe, ISPCON London, Natural Products Expo West and Natural Products Expo Europe.

     Adjusted EBITDA for our online media operations increased $3.5 million, from a loss of $6.8 million in 2000 to a loss of $3.3 million in 2001. These increases were due primarily to the addition of the online media business of Duke, which was acquired in September 2000.

     Our general and administrative costs increased $3.2 million, from $32.0 million in 2000 to $35.3 million in 2001. The increases were due primarily to higher compensation expense, a significant increase in health care costs and acquisitions completed during 2000 and 2001.

COMPARISON OF 2000 AND 1999

REVENUES

     Total revenues increased $103.7 million, or 34.5%, from $300.8 million in 1999 to $404.6 million in 2000.

     Publishing revenues increased $27.6 million, or 13.7%, from $202.5 million in 1999 to $230.1 million in 2000, due primarily to the following: (i) the addition of Windows 2000 Magazine and NEWS/400 and Business Finance magazines, which were part of the Duke acquisition in September 2000; (ii) a full year of revenues from The Natural Foods Merchandiser, Delicious Living, Nutrition Science News and Expansion Management magazines, which were part of the New Hope acquisition in May 1999; (iii) the turnaround of Internet World magazine, whose revenues increased almost 50% in 2000 compared with 1999; (iv) increased revenues year over year in our core magazines, such as Electronic Design, American Machinist, Boardwatch, Food Management, Government Product News and EE Product News; and (v) the Fluid Power Handbook & Directory, which was published in 2000 but not in 1999. These increases were somewhat offset by the discontinuance of the IW Growing Companies magazine during the first quarter of 2000 and lower revenues from various other core magazines compared with the prior year.

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

     Online media revenue increased $5.1 million, from $0.9 million in 1999 to $6.0 million in 2000, due primarily to the addition of Duke's Internet sites in September 2000, a number of new Web sites introduced in 2000 and a full year of operations from the Web sites introduced in 1999.

OPERATING EXPENSES

     Operating expenses increased $88.5 million, or 33.8%, from $261.4 million in 1999 to $349.9 million in 2000. As a percentage of revenues, operating costs decreased from 86.9% in 1999 to 86.5% in 2000. The improvement in operating expenses as a percentage of revenues was due primarily to higher margins earned on acquired trade shows that were held for the first time in 2000 and the continued change in our product mix toward higher-margin trade shows. These improvements were offset by an increase in depreciation and amortization related to acquisitions and the impairment of Internet and other assets.

Editorial, Production and Circulation

     Total editorial, production and circulation expenses grew to $147.0 million in 2000 compared with $116.9 million in 1999, representing an increase of $30.1 million, or 25.7%. The increase was due primarily to a full year of operations for the acquisitions completed during 1999, including New Hope, Stardust and Nutracon, as well as the acquisitions of Professional Trade Shows, Streaming Media and Duke in September 2000. Increases were also due to costs associated with trade shows held for the first time in 2000, such as the Internet Everywhere CEO Summit and the CLEC Expo Fall show, as well as costs related to the biennial Fluid Power Handbook & Directory, which was published in 2000 and not in 1999.

     As a percentage of revenues, editorial, production and circulation expenses decreased from 38.9% in 1999 to 36.3% in 2000. The decrease was due largely to higher margins earned from trade shows.

Selling, General and Administrative

     Total selling, general and administrative expenses grew $49.7 million, or 42.6%, from $116.6 million in 1999 to $166.3 million in 2000. The increase was due primarily to the acquisitions of New Hope in May 1999, Stardust in October 1999 and Nutracon in December 1999, as well as the acquisitions of PTS, Duke and Streaming Media in September 2000; costs associated with trade shows held for the first time in 2000; costs related to the biennial Fluid Power Handbook & Directory, which was published in 2000 and not in 1999; and higher executive compensation expense.

     As a percentage of revenues, selling, general and administrative expenses increased from 38.8% in 1999 to 41.1% in 2000. The increase was due largely to higher Web development spending, costs associated with the corporate headquarters move and higher executive compensation expenses.

Impairment of Internet Assets

     We wrote off $2.1 million of impaired assets related to certain internally funded Internet media initiatives. We are adjusting our portfolio of Internet media products to focus on those that are demonstrating good revenue potential, customer acceptance and near-term opportunity for profit. We expect to take approximately $5.0 million in restructuring charges in the first quarter of 2001 as a result of these actions.

Impairment of Other Assets

     Based upon our review of the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we recorded a $1.0 million non-cash charge in 2000 to write down the carrying value of certain leasehold improvements, furniture and fixtures, and computer equipment to fair value.

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

OPERATING INCOME

     Overall, our operating income increased $15.3 million, or 38.9%, from $39.4 million in 1999 to $54.7 million in 2000. Operating income as a percentage of revenue increased from 13.1% in 1999 to 13.5% in 2000.

OTHER INCOME (EXPENSE)

     Interest expense decreased $7.0 million to $14.1 million due to a lower average debt balance outstanding in 2000 compared with 1999, as well as the significant increase in interest earned in 2000 on the cash received from the sale of internet.com Corporation stock.

     In February 2000, we sold 2.0 million shares of INT Media Group Inc. stock as part of a 3.75 million-share secondary offering. We received cash of $113.1 million and recognized a pre-tax gain of approximately $110.2 million. In July 1999, we sold approximately 0.5 million shares of INT Media Group Inc. stock and recognized a pre-tax gain of approximately $5.9 million.

     In 2000, we invested $6.3 million in Cayenta Inc., a total service provider of end-to-end e-commerce systems, and $3.4 million in Leisurehub.com, an online business-to-business trading community for the global leisure industry. During 2000, we determined that our investments in these Internet-related companies had suffered declines in value that were other than temporary. As a result, we recognized losses totaling $9.5 million, reducing our investment in Cayenta Inc. and Leisurehub.com to zero.

Effective Tax Rates

     The effective tax rates from continuing operations were 43.6% and 67.0% for 2000 and 1999, respectively. The decrease in the effective tax rate was due to the sale of a portion of our investment in INT Media Group Inc. stock in 2000. The sale resulted in a pre-tax gain of $110.2 million ($66.1 million net of tax).

FOREIGN CURRENCY

     The functional currency of our foreign operations is their local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. dollars at the rates of exchange on the balance sheet date; income and expense are translated at the average rates of exchange prevailing during the year. There were no significant foreign currency transaction gains or losses for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

     During the periods presented, we financed our operations primarily through cash generated from operating activities, borrowings under our credit facilities, the issuance of senior subordinated notes, and the sale of investments, equity securities and assets.

     Cash used by operating activities was $20.3 million for the year ended December 31, 2001. Operating cash flows for 2001 reflect our net loss of $104.1 million and a net working capital decrease of approximately $36.6 million, offset by non-cash charges (primarily depreciation and amortization, writedowns and impairments) of approximately $120.4 million. For the years ended December 31, 2000 and 1999, cash provided by operating activities was $9.2 million and $34.4 million, respectively.

     The decrease in operating cash flows in 2001 compared with 2000 was due primarily to the decrease in operating income by $51.0 million, after excluding non-cash charges. The most significant working capital changes in 2001 were attributable to accounts receivable, income taxes receivable, accounts payable, accrued expenses, and unearned income. The accounts receivable decrease reflects lower fourth-quarter sales in 2001 compared with 2000 and the timing of payments received. The receivable for income taxes reflects the losses incurred in 2001 and our ability to carry these losses back to previous years to obtain a refund. The decrease in accounts payable and accrued expenses was due primarily to the timing of vendor and other payments, which can fluctuate based on when particular shows are held, and the decrease in unearned income is due primarily to the timing of vendor payments and related shows, and the decrease in the volume of expected business in 2002. The decrease in operating cash flows in 2000 compared with 1999 was due primarily to an increase in operating income of $15.3 million offset by changes in working capital items and to increases in income tax payments required in 2000. These payments were attributable largely to the increase in operating income and the $110.2 million gain realized in 2000 from the sale of INT Media Group Inc. stock. The most significant working capital changes in 2000 were attributable to accounts receivable, and accounts payable and accrued expenses. The accounts receivable increase reflected higher fourth-quarter sales in 2000 compared with 1999 and the timing of payments received. The increase in accounts payable and accrued expenses was due primarily to timing of vendor and other payments.

     Investing activities used $27.5 million of cash in 2001, primarily for capital expenditures, several small acquisitions completed during the first half of the year and required earnout payments. Investing activities used $111.2 million in 2000, primarily for acquisitions and investments (primarily for Streaming Media, PTS, and Duke) and earnout payments during the year, as well as capital expenditures. Capital expenditures in 2000 related primarily to the move of our corporate headquarters and our investment in Internet-related technologies. Uses in 2000 were partially offset from proceeds from the sale of
2.0 million shares of INT Media Group, Inc. common stock and proceeds from the sale of our Direct Mail segment. Investing activities used $27.8 million in 1999, primarily for acquisitions (including New Hope) and capital expenditures, partially offset by proceeds from the sale of our Printing segment and the sale of approximately 0.5 million shares of INT Media Group, Inc. stock.

     Financing activities provided $56.3 million in 2001, primarily from the issuance of our 10 3/8% senior subordinated notes and amounts drawn under our revolving credit facility. These proceeds were partially offset by required quarterly principal payments under our term loans, the pay-down of our revolver balance, additional $20.0 million paydown on our term loans, and the payment of finance fees and dividends in the first half of the year. Financing activities provided $83.3 million in 2000, primarily from borrowings under our revolving credit facility, offset partially by debt repayments and dividends paid to stockholders. Financing activities provided $19.9 million in 1999, primarily from net proceeds from an equity offering and proceeds from a new $340.0 million credit facility, offset partially by the repayment of the $325.0 million credit facility, financing fees associated with the new debt facility and dividends paid to stockholders.

     The Company had a working capital deficit of $8.4 million at December 31, 2001. We expect that consummation of the sale of the convertible preferred stock and warrants (as described below) and the subsequent paydown of debt, along with proceeds from operations, will be sufficient to overcome this deficit.

     Set forth below, in tabular form, is information as of December 31, 2001 for the periods indicated concerning our obligations and commitments to make future payments under long-term obligations (in thousands):

                                                       LESS THAN    1 - 3      4 - 5    AFTER 5
                                             TOTAL      1 YEAR      YEARS      YEARS     YEARS
                                            --------   ---------   --------   -------   --------
Long-Term Debt............................  $368,787    $16,489    $ 87,451   $79,847   $185,000
Capital lease obligation..................       120         60          60        --         --
Operating leases..........................    51,608      9,277      20,356     9,302     12,673
Unconditional purchase Obligations........    38,130      8,370      22,785     6,975         --
                                            --------    -------    --------   -------   --------
Total.....................................  $458,645    $34,196    $130,652   $96,124   $197,673
                                            ========    =======    ========   =======   ========

     In May 1999, we completed the sale of 6.5 million shares of common stock and received net proceeds of approximately $118.4 million, which were used to repay senior debt and for general corporate purposes, including the acquisition of New Hope.

     On September 1, 1999, we entered into a $340.0 million credit agreement with several banks. The agreement provided for a revolving credit facility of up to $125.0 million, a term loan of $140.0 million and a term loan B of $75.0 million. The proceeds of this credit agreement were used to repay our debt outstanding under the $325.0 million credit facility obtained when we purchased Mecklermedia. At December 31, 2001, we had $180.6 million outstanding under our term loans and $185.0 million available under our revolving credit facility. On April 3, 2000, we amended our credit facility to give us the flexibility to sell assets of up to $30.0 million and to monetize our joint venture investments. In October 2000, we amended our credit facility to give us the ability to increase our term loan A facility, term loan B facility and/or revolving credit facility up to an aggregate of $100.0 million prior to September 30, 2001. At that time, we increased the commitment under the revolving credit facility by $60.0 million to $185.0 million. The remaining $40.0 million could not be requested on more than three separate occasions, and any increase had to take place by September 30, 2001. We did not exercise this option. As described in the following paragraphs, we have entered into an amendment to our credit facility. If we were required to file our credit facility compliance certificate prior to the amendment of the credit facility, we would not have been in compliance with our financial covenants.

     In June 2001, we issued $185.0 million of 10 3/8% senior subordinated notes due June 15, 2011 to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Interest is payable on the notes semi-annually, on June 15 and December 15 of each year. The notes are guaranteed, on a senior subordinated basis, by our domestic subsidiaries, and may be redeemed on or after June 15, 2006. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before June 15, 2004 with the proceeds of certain equity offerings. The notes were offered at a discount of $4.2 million to be amortized over the term of the notes. Amortization of the discount was not material in 2001. Costs representing underwriting fees and other professional fees of $1.7 million will be amortized over the term of the notes. Net proceeds of $180.2 million were used to pay down the $136.0 million outstanding balance of the revolving credit facility, $12.8 million of the term loan A facility and $7.2 million of the term loan B facility. The remaining proceeds were used for general corporate purposes. The notes are our unsecured senior subordinated obligations, subordinated in right of payment to all existing and future senior indebtedness, including the credit facility. The notes contain covenants that, among other things, restrict our ability to borrow money, pay dividends on or repurchase capital stock, make investments, sell assets, or enter into mergers or consolidations.

     In January 2002, we received $5.8 million in net proceeds from the sale of our remaining investment in INT Media Group, Inc. common stock.

     In February 2002, we received a tax refund of approximately $12.2 million. For federal income tax purposes we were allowed to carry back losses we incurred in 2001 to previous tax years.

     On March 19, 2002, simultaneously with the receipt of $40.0 million of proceeds from the convertible preferred stock and warrants to purchase common stock as noted in the next paragraph, we amended our credit facility. As amended, the credit facility consists of a revolving credit facility with a maximum availability of $40.0 million. The amendment also eliminates the financial covenant requirements for December 31, 2001 and March 31, 2002 and provides revised covenants for the remainder of 2002 and 2003.

     On March 10, 2002, we entered into an agreement, which was subsequently amended and restated on March 18, 2002, with a group of investors led by ABRY Mezzanine Partners, L.P. to sell 50,000 shares of a new series of convertible preferred stock and warrants to purchase 1.6 million shares of our common stock for $50.0 million. We received gross proceeds of $40.0 million from the sale of 40,000 shares of preferred stock and warrants to purchase 1.28 million shares of our common stock on March 19, 2002. We expect to close the remaining $10.0 million within 30 days of the initial closing. Net proceeds from the sale of the preferred stock, along with the net proceeds of $5.8 million from our recent sale of our INT Media Group, Inc. common stock and cash on hand from our tax refund of $12.2 million, were used to repay $48.0 million of amounts outstanding under our term loans.

     Based upon current and anticipated levels of operations, we believe that cash on hand and cash flow from operations, combined with the borrowing capacity under our credit facilities, will be sufficient to enable us to meet current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs. However, actual capital requirements may change. Our ability to meet current and anticipated operating requirements will depend upon our future performance, which, in turn, will be subject to general economic conditions and to financial, competitive, business and other factors, including factors beyond our control. If we are unable to meet our debt obligations or fund our other liquidity needs, we may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities. We cannot assure you that such additional financing will be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants issued, including the conversion price, dividend and liquidation adjustments provisions that could result in substantial dilution to stockholders, the redemption price premiums and board representation rights, could negatively impact our ability to access the equity markets in the future.

SEASONALITY

     The majority of our trade shows and conferences are held in the second and fourth quarters and, accordingly, the majority of our revenue is recognized in these quarters. We may also experience seasonal fluctuations as trade shows and conferences held in one period in the current year may be held in a different period in future years.

INFLATION

     The impact of inflation on our results of operations has not been significant in recent years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are allowance for doubtful accounts, asset impairment and income tax accounting.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Our review of our long-lived assets and goodwill and other intangibles requires us to initially estimate the undiscounted future cash flow of these assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. If such analysis indicates that a possible impairment may exist, we are required to then estimate the fair value of the asset, principally determined either by third-party appraisals, sales price negotiations or estimated discounted future cash flows, which includes making estimates of the timing of the future cash flows, discount rates and reflecting varying degrees of perceived risk.

     The determination of fair value includes numerous uncertainties, unless a viable, actively traded market exists for the asset, which is not always the case. Significant judgments are made concerning future growth rates, interest and discount rates, terminal values, continued consumer demand for particular products, and any future effects of governmental regulations or competition. Our estimated cash flows are based on historical results and transactions adjusted to reflect the best estimate of future market and operating conditions. If these estimates or their underlying assumptions change in the future, we may be required to record additional impairment charges for these assets.

     As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. It is our policy to record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Increases in the valuation allowance result in additional expenses to be reflected within the tax provision in the consolidated statement of operations. Different assumptions as to the future expected results of our operation could lead to additional charges.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). We were required to adopt this statement in the first quarter of 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of adoption of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 was subsequently amended by SFAS 138, "Accounting for Certain Derivative and Certain Hedging Activities -- an Amendment of FASB Statement No. 133" ("SFAS 138"). We adopted this statement effective January 1, 2001. See Note 9 -- Hedging Activities.

     In July 2001, the FAS Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. In addition, this Statement addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. The Statement also provides criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized, but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after

December 15, 2001. We anticipate that the adoption of this Statement will lead to the elimination of approximately $27.4 million of goodwill amortization in 2002. We are currently in the process of evaluating the impact of the other provisions of this Statement.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, there are a number of changes including the removal of goodwill from its scope. The Statement also retains the basic provision of ABP Opinion No. 30. However, for long-lived assets held for sale, this Statement introduces the "components of an entity" (rather than a segment of a business) approach to determine discontinued operations. A "component of an entity" has clearly distinguishable operating and financial reporting practices. We do not expect this Statement to have a material effect on our consolidated financial position, results of operations or cash flows.

EURO CONVERSION

     On January 1, 2002, the introduction of the single European currency, the euro, was completed with the launch of euro bank notes and coins as legal currency within 12 of the 15 member states of the European Union. Businesses in participating countries will conduct transactions in the euro and must convert their financial records and reports to be euro based.

     Although we generate revenues in some of the participating countries, we do not anticipate that the conversion to the euro will have a material effect on our results of operations or financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

     In the normal course of business, we manage fluctuations in interest rates through interest rate derivative agreements and, at a minimum, hedge 50% of the current outstanding term loans maintained as floating-rate borrowings. Our objective in managing this exposure is to reduce fluctuations in earnings and cash flows associated with changes in interest rates. See Note 8 -- Fair Value of Financial Instruments.

     We maintain assets and operations in Europe and Asia and, as a result, may be exposed to fluctuations in foreign currency rates relative to the markets in which we sell. For 2001, a hypothetical 10% strengthening of the U.S. dollar relative to the currencies of foreign countries in which we operate created only an immaterial impact on our financial results.

                               PENTON MEDIA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

FINANCIAL STATEMENTS:
Report of Independent Accountants...........................    41
Consolidated Balance Sheets at December 31, 2001 and 2000...    42
Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999..........................    44
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................    45
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2001, 2000 and 1999..............    46
Notes to Consolidated Financial Statements..................    47

FINANCIAL STATEMENT SCHEDULE:
Consolidated Financial Statement Schedule II -- Valuation
  and Qualifying Accounts...................................    85

     All other schedules have been omitted because the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Penton Media, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Penton Media, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 8 of the Notes to Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities in 2001.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
March 19, 2002

                               PENTON MEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 20,191     $ 11,605
  Accounts and notes receivable, less allowance for doubtful
     accounts of $10,976 and $3,863, respectively...........    56,452       70,059
  Inventories...............................................     1,351          798
  Income taxes receivable...................................    14,750           --
  Deferred tax assets.......................................     6,645        5,562
  Prepayments, deposits and other...........................     7,854       11,763
                                                              --------     --------
          Total current assets..............................   107,243       99,787
                                                              --------     --------
Property, plant and equipment:
  Land, buildings and improvements..........................     8,846        8,205
  Machinery and equipment...................................    62,056       63,998
                                                              --------     --------
                                                                70,902       72,203
  Less: accumulated depreciation............................    40,726       36,706
                                                              --------     --------
                                                                30,176       35,497
                                                              --------     --------
Other assets:
  Goodwill, less accumulated amortization of $76,517 and
     $49,142 in 2001 and 2000, respectively.................   493,141      574,626
  Other intangibles, less accumulated amortization of
     $21,384 and $14,901 in 2001 and 2000, respectively.....    56,800       54,122
  Deferred tax assets.......................................     7,468           --
  Investments...............................................     5,649       17,725
                                                              --------     --------
                                                               563,058      646,473
                                                              --------     --------
                                                              $700,477     $781,757
                                                              ========     ========

                               PENTON MEDIA, INC.

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Senior secured credit facility............................  $ 16,489     $ 11,250
  Note payable..............................................     2,804           --
  Accounts payable..........................................    12,094       12,054
  Income taxes payable......................................     3,674        3,260
  Accrued earnouts..........................................     6,572       14,704
  Accrued compensation and benefits.........................    12,411       18,485
  Other accrued expenses....................................    24,705       15,024
  Unearned income, principally trade show and conference
     deposits...............................................    36,939       55,772
                                                              --------     --------
          Total current liabilities.........................   115,688      130,549
                                                              --------     --------
Long-term liabilities and deferred credits:
  Revolving credit facility.................................        --       91,000
  Senior secured credit facility............................   164,098      199,875
  Senior subordinated notes, net of discount................   180,957           --
  Note payable..............................................       417           --
  Net deferred pension credits..............................    15,140       15,241
  Deferred taxes............................................        --        5,978
  Other.....................................................     3,647        2,545
                                                              --------     --------
                                                               364,259      314,639
                                                              --------     --------
Stockholders' equity:
  Preferred stock, 2,000,000 shares authorized; none
     issued.................................................        --           --
  Common stock, $0.01 par value, 60,000,000 shares
     authorized; 31,895,621 and 31,836,316 shares issued and
     outstanding at December 31, 2001 and 2000,
     respectively...........................................       319          318
  Capital in excess of par value............................   227,245      226,446
  Retained earnings.........................................     6,724      112,745
  Notes receivable officers/directors.......................   (10,824)     (10,207)
  Accumulated other comprehensive income (loss).............    (2,934)       7,267
                                                              --------     --------
                                                               220,530      336,569
                                                              --------     --------
                                                              $700,477     $781,757
                                                              ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2001        2000        1999
                                                              ----------   ---------   ---------
                                                              (DOLLARS AND SHARES IN THOUSANDS,
                                                                    EXCEPT PER SHARE DATA)
Revenues....................................................  $ 371,552    $404,571    $300,824
Operating expenses:
  Editorial, production and circulation.....................    153,379     147,012     116,924
  Selling, general and administrative.......................    177,904     166,271     116,592
  Impairment of Internet assets.............................         --       2,095          --
  Impairment of other assets................................     69,565       1,051          --
  Restructuring charge......................................     18,790          --          --
  Depreciation and amortization.............................     45,492      33,431      27,918
                                                              ---------    --------    --------
                                                                465,130     349,860     261,434
                                                              ---------    --------    --------
Operating income (loss).....................................    (93,578)     54,711      39,390
Other income (expense):
  Interest expense, net of interest earned..................    (28,721)    (14,133)    (21,131)
  Gain on sale of investments...............................         --     110,210       5,906
  Writedown of Internet investments.........................        824      (9,490)         --
  Miscellaneous, net........................................     (2,839)        (64)       (170)
                                                              ---------    --------    --------
                                                                (30,736)     86,523     (15,395)
                                                              ---------    --------    --------
Income (loss) from continuing operations before income
  taxes.....................................................   (124,314)    141,234      23,995
Provision (benefit) for income taxes........................    (20,207)     61,559      16,065
                                                              ---------    --------    --------
Income (loss) from continuing operations....................   (104,107)     79,675       7,930
Discontinued operations:
  Income (loss) from discontinued operations less applicable income
    taxes of $34 in 1999....................................         --          --          33
  Gain (loss) on sale of discontinued operations, including
    provision of $60 in 1999 for operating losses during
    phase-out period (less applicable income taxes (benefit)
    of $(57) and $5,771, in 2000 and 1999, respectively)....         --         (85)      8,660
                                                              ---------    --------    --------
                                                                     --         (85)      8,693
                                                              ---------    --------    --------
Income (loss) before extraordinary item.....................   (104,107)     79,590      16,623
Extraordinary item -- early extinguishment of debt (net of
  income
  taxes of $5,600)..........................................         --          --      (8,413)
                                                              ---------    --------    --------
Net income (loss)...........................................  $(104,107)   $ 79,590    $  8,210
                                                              =========    ========    ========
Earnings per common share -- basic:
  Income (loss) from continuing operations..................  $   (3.26)   $   2.51    $   0.28
  Discontinued operations...................................         --          --        0.31
  Extraordinary item........................................         --          --       (0.30)
                                                              ---------    --------    --------
  Net income (loss).........................................  $   (3.26)   $   2.51    $   0.29
                                                              =========    ========    ========
Earnings per common share -- diluted:
  Income (loss) from continuing operations..................  $   (3.26)   $   2.49    $   0.28
  Discontinued operations...................................         --          --        0.31
  Extraordinary item........................................         --          --       (0.30)
                                                              ---------    --------    --------
  Net income (loss).........................................  $   (3.26)   $   2.49    $   0.29
                                                              =========    ========    ========
Weighted-average number of shares outstanding:
  Basic.....................................................     31,917      31,730      28,108
                                                              =========    ========    ========
  Diluted...................................................     31,917      32,010      28,209
                                                              =========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(104,107)  $  79,590   $   8,210
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Depreciation and amortization........................     45,492      33,431      27,918
       Gain on sale of investments..........................         --    (110,210)     (5,906)
       Loss (gain) from discontinued operations.............         --          85      (8,693)
       Extraordinary loss on extinguishment of debt.........         --          --       8,413
       Deferred income taxes................................     (9,773)     (4,379)       (363)
       Retirement and deferred compensation plans...........       (102)       (875)     (1,182)
       Provision for losses on accounts receivable..........      4,372       1,714         943
       Non-cash restructuring charge........................     11,632          --          --
       Asset impairments and writedowns.....................     68,741      12,636          --
  Changes in assets and liabilities, excluding effects from
    acquisitions and dispositions:
       Accounts and notes receivable........................     11,205     (22,817)     (3,470)
       Income tax receivable................................    (14,750)         --          --
       Inventories..........................................       (567)        403        (389)
       Prepayments and deposits.............................      2,762       1,295         869
       Accounts payable and accrued expenses................    (17,696)      7,531      (5,444)
       Unearned income......................................    (20,134)     12,894      12,325
       Other changes, net...................................      2,582      (2,058)      1,126
                                                              ---------   ---------   ---------
         Net cash provided by (used for) operating
           activities.......................................    (20,343)      9,240      34,357
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (7,602)    (27,272)     (5,884)
  Acquisitions, including earnouts paid, net of cash
    acquired................................................    (19,853)   (200,996)    (57,415)
  Proceeds from sale of INT Media Group Inc. stock and
    interests...............................................         --     113,100       6,640
  Net proceeds from sale of discontinued operations.........         --       4,000      28,889
                                                              ---------   ---------   ---------
         Net cash used for investing activities.............    (27,455)   (111,168)    (27,770)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from senior subordinated notes...................    180,836          --          --
  Proceeds from $325 million senior debt facility...........         --          --      24,500
  Repayment of $325 million senior debt facility............         --          --    (330,500)
  Proceeds from $340 million senior debt facility...........     45,000      91,000     235,000
  Repayment of $340 million senior debt facility............   (166,538)     (3,875)    (20,000)
  Payment of notes payable..................................       (201)         --      (1,000)
  Payment of financing costs................................     (1,657)       (283)     (3,461)
  Proceeds from equity offering, net........................         --          --     118,416
  Employee stock purchase plan..............................       (353)       (209)         --
  Proceeds from deferred shares and options exercised.......      1,153         473         170
  Dividends paid............................................     (1,914)     (3,800)     (3,246)
                                                              ---------   ---------   ---------
         Net cash provided by financing activities..........     56,326      83,306      19,879
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash.....................         58        (143)        (49)
                                                              ---------   ---------   ---------
         Net increase (decrease) in cash and equivalents....      8,586     (18,765)     26,417
Cash and cash equivalents at beginning of period............     11,605      30,370       3,953
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of period..................  $  20,191   $  11,605   $  30,370
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         ACCUMULATED
                                                   CAPITAL IN                NOTES          OTHER
                                                   EXCESS OF               RECEIVABLE   COMPREHENSIVE
                                          COMMON      PAR       RETAINED   OFFICERS/       INCOME
                                          STOCK      VALUE      EARNINGS   DIRECTORS       (LOSS)         TOTAL
                                          ------   ----------   --------   ----------   -------------   ---------
                                                                  (DOLLARS IN THOUSANDS)
Balance at December 31, 1998............   $228     $ 55,050    $ 32,262          --      $    (51)     $  87,489
                                           ----     --------    --------    --------      --------      ---------
Comprehensive income:
  Net income............................     --           --       8,210          --            --          8,210
  Other comprehensive income (loss):
    Foreign currency translation
      adjustments.......................     --           --          --          --          (787)          (787)
    Unrealized gain on securities, at
      fair value........................     --           --          --          --       151,605        151,605
                                                                                                        ---------
  Comprehensive income..................     --           --          --          --            --        159,028
                                                                                                        ---------
Dividends...............................     --           --      (3,502)         --            --         (3,502)
Issuance of common stock:
  Stock offering........................     64      118,352          --          --            --        118,416
  In connection with New Hope
    acquisition.........................     21       40,979          --          --            --         41,000
  Exercise of deferred shares and stock
    options.............................     --          170          --          --            --            170
                                           ----     --------    --------    --------      --------      ---------
Balance at December 31, 1999............   $313     $214,551    $ 36,970          --      $150,767      $ 402,601
                                           ----     --------    --------    --------      --------      ---------
Comprehensive income (loss):
  Net income............................     --           --      79,590          --            --         79,590
  Other comprehensive income (loss):
    Unrealized loss on securities
      reported at fair value............     --           --          --          --       (73,323)       (73,323)
    Reclassification adjustment for gain
      on securities.....................     --           --          --          --       (70,272)       (70,272)
    Foreign currency translation
      adjustment........................     --           --          --          --            95             95
                                                                                                        ---------
  Comprehensive loss....................                                                                  (63,910)
                                                                                                        ---------
Dividends...............................     --           --      (3,815)         --            --         (3,815)
Issuance of common stock:
  Executive loan program................      4        9,662          --          --            --          9,666
  Contingent shares.....................      1        1,428          --          --            --          1,429
  Exercise of stock options.............     --        1,014          --          --            --          1,014
  Employee stock purchase plan..........     --         (209)         --          --            --           (209)
Notes receivable officers/directors.....     --           --          --     (10,207)           --        (10,207)
                                           ----     --------    --------    --------      --------      ---------
Balance at December 31, 2000............   $318     $226,446    $112,745    $(10,207)     $  7,267      $ 336,569
                                           ----     --------    --------    --------      --------      ---------
Comprehensive income (loss):
  Net loss..............................     --           --    (104,107)         --            --       (104,107)
  Other comprehensive income (loss):
    Unrealized loss on securities, at
      fair value........................     --           --          --          --        (7,202)        (7,202)
    Net loss on cash flow hedges........     --           --          --          --        (1,439)        (1,439)
    Foreign currency translation
      adjustment........................     --           --          --          --        (1,560)        (1,560)
                                                                                                        ---------
  Comprehensive loss....................                                                                 (114,308)
                                                                                                        ---------
Dividends...............................     --           --      (1,914)         --            --         (1,914)
Issuance of common stock:
  Exercise of deferred shares and stock
    options.............................      1        1,152          --          --            --          1,153
  Employee stock purchase plan..........     --         (353)         --          --            --           (353)
Notes receivable officers/directors.....     --           --          --        (617)           --           (617)
                                           ----     --------    --------    --------      --------      ---------
Balance at December 31, 2001............   $319     $227,245    $  6,724    $(10,824)     $ (2,934)     $ 220,530
                                           ====     ========    ========    ========      ========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS

     Penton Media, Inc., ("Penton" or the "Company") is a leading diversified business-to-business media company that produces market-focused magazines, Web sites, trade shows and conferences. Penton's integrated media portfolio serves the following segments comprising of the following market sectors: Industry Media; design/engineering, government/compliance, manufacturing; mechanical systems/construction, supply chain and aviation; Technology Media; Internet/Broadband, information technology and electronics; Lifestyle Media; natural products; and Other Media; food/retail and leisure/hospitality.

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

     Investments in companies in which Penton has significant influence, but less than a controlling voting interest, are accounted for under the equity method. Investments in companies in which Penton does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for at market value if the investments are publicly traded. Unrealized gain/(loss) on investments accounted for at market value are reported net of tax as a component of Accumulated Other Comprehensive Income
(loss) until the investment is sold, at which time the realized gain/(loss) is included in earnings if the Company considers these investments to be available for sale. If the investment is not publicly traded, then the investment is accounted for at cost.

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

INVENTORIES

     Inventories are stated at the lower of cost or market. Penton's inventory consists of paper stock, which is valued using the last-in, first-out (LIFO) method. The LIFO reserve balances were $0.1 million at both December 31, 2001 and 2000, respectively.

                               PENTON MEDIA, INC.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Penton records depreciation using the straight-line method over the following estimated useful lives:

Computer equipment and software...........  3-5 years
Furniture, fixtures and equipment.........  3-10 years
Buildings.................................  18-40 years
Leasehold improvements....................  Estimated useful lives or lease term, whichever is shorter

     Depreciation expense amounted to approximately $9.8 million, $6.9 million and $4.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     Other intangibles developed internally or acquired in purchase transactions, consisting of non-compete agreements, customer mailing lists, exhibitor lists, patents and copyrights, are being amortized using the straight-line method over their estimated useful lives, ranging from three to 15 years.

     Amortization expense amounted to approximately $35.7 million, $26.6 million and $23.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets, including goodwill and intangible assets, may not be recoverable. Long-lived assets held for use are reviewed for impairment by comparing estimated undiscounted cash flows over remaining useful lives to net book value. When impairment is indicated for a long-lived asset held for use, the amount of impairment loss is the excess of net book value over fair value. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less cost of disposal. The Company also evaluates the recoverability of enterprise-level goodwill and intangible assets by estimating the future discounted cash flows of the businesses to which the goodwill relates. See Note 15 -- Business Restructuring and Other Charges for discussion of impairment charges.

DEFERRED FINANCING COSTS

     Costs incurred in obtaining long-term financing are included in "Other intangibles" in the accompanying Consolidated Balance Sheets, and are amortized over the terms of the related indebtedness.

DERIVATIVE FINANCIAL INSTRUMENTS

     In January 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"). SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative, and its designation as a hedge. Derivatives that are not hedges must be adjusted to fair value through earnings. If a

                               PENTON MEDIA, INC.

derivative qualifies as a hedge under SFAS No. 133, the change in the fair value of the derivative either offsets the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or is recognized in Other Comprehensive Income until the hedged item impacts earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, is immediately recognized in earnings.

     The Company uses derivatives to manage exposures to changes in the interest rates on its floating-rate borrowings. The Company's objectives are to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company does not enter into derivative financial instruments for speculative or trading purposes.

REVENUE RECOGNITION

     Advertising revenues from Penton's trade magazines are recognized in the month the publications are mailed. Amounts received in advance of trade shows and conferences are deferred and recognized in the month the events are held. Web site revenues, which include primarily advertising revenues, are recognized on a straight-line basis over the contract term. Licensing revenues are recognized as earned.

ADVERTISING AND PROMOTION EXPENSES

     Advertising and promotion costs are expensed as incurred. These costs amounted to $27.7 million, $26.1 million and $18.2 million in 2001, 2000 and 1999, respectively.

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

TRANSLATION OF FOREIGN CURRENCIES

     The functional currency of Penton's foreign operations is their local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. dollars at the rates of exchange at December 31, 2001 and 2000; income and expense are translated at the average rates of exchange prevailing during the applicable year. There were no significant foreign currency transaction gains or losses in 2001, 2000 or 1999. The effects of translation are included in Accumulated Other Comprehensive Income in Stockholders' Equity.

EARNINGS PER SHARE

     Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share assumes the exercise of all options that are dilutive, whether exercisable or not.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. In addition, this Statement addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. The Statement also provides criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

                               PENTON MEDIA, INC.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized, but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We anticipate that the adoption of this Statement will lead to the elimination of approximately $27.4 million of goodwill amortization in 2002. The Company is in the process of evaluating the impact of the other provisions of this Statement.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the there are a number of changes including the removal of goodwill from its scope. The Statement also retains the basic provision of ABP Opinion No. 30. However, for long-lived assets held-for-sale, this Statement introduces the "components of an entity" (rather than a segment of a business) approach to determine discontinued operations. A "component of an entity" has clearly distinguishable operating and financial reporting practices. The Company does not expect this Statement to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

NOTE 3 -- ACQUISITIONS AND DISPOSALS

  Acquisitions

     During 2001, 2000 and 1999, the Company completed 23 acquisitions that were accounted for using the purchase method of accounting.

2001 ACQUISITIONS

     In May 2001, the Company acquired the assets of Australia-based DWR Media Pty. Ltd. ("DWR"). DWR publishes several technology-related magazines and produces Web sites.

     In 2001, the Company also completed the acquisition of eight smaller companies.

2000 ACQUISITIONS

     In September 2000, the Company acquired the assets of Duke Communications International, Inc. ("Duke"). Duke is an integrated media company serving certain Microsoft and IBM operating system markets.

     In September 2000, the Company acquired the stock of Streaming Media, Inc. ("Streaming Media"). Streaming Media is an integrated media company serving the streaming media market.

     In September 2000, the Company acquired the assets of Professional Trade Shows, Inc. ("PTS"). PTS produces regional trade shows for the plant engineering and maintenance, material handling, buildings and facilities maintenance, design engineering and machine tool industries.

     In 2000, the Company also completed the acquisition of five smaller companies.

                               PENTON MEDIA, INC.

1999 ACQUISITIONS

     In May 1999, the Company acquired substantially all of the assets of New Hope. New Hope is a leading business media company serving the natural products industry through trade shows, conferences, magazines and Web sites.

     In 1999, the Company also completed the acquisition of five smaller companies.

     Consideration paid, potential contingent consideration, and goodwill and other intangibles acquired as part of the acquisitions completed in 2001, 2000 and 1999 are as follows (in thousands, except number of shares):

                             SHARES OF      LOAN                  MAXIMUM          TOTAL        GOODWILL
                            PENTON STOCK   NOTES      CASH      CONTINGENT        MAXIMUM        & OTHER
                               ISSUED      ISSUED     PAID     CONSIDERATION   CONSIDERATION   INTANGIBLES
                            ------------   ------   --------   -------------   -------------   -----------
2001
  DWR.....................          --     $   --   $  2,450      $ 1,700        $  4,150       $  2,263
  Other...................          --      3,500      7,307        3,057          13,864          9,263
2000
  Duke....................          --     $   --   $100,000      $50,000        $150,000       $103,280
  Streaming Media.........          --         --     65,000       35,000         100,000         62,896
  PTS.....................          --         --     17,000           --          17,000         16,172
  Other...................          --         --      3,802        4,439           8,241          3,700
1999
  New Hope................   2,102,564(1)  $   --   $ 41,000      $15,000        $ 97,000       $ 78,200
  Other...................          --         --      9,370        9,700          19,070          8,268

---------------

(1) Market value of $41.0 million when issued

     Goodwill and other intangibles are being amortized over periods ranging from three to 40 years. At December 31, 2001, 2000 and 1999, Penton accrued $6.6 million, $14.7 million and $9.1 million, respectively, for contingent consideration. Cash paid for contingent consideration in 2001, 2000 and 1999 was $12.0 million, $5.8 million and $4.8 million, respectively. Approximately $1.9 million of the amount accrued for earnouts at December 31, 2001 relates to New Hope, 80% of which is expected to be paid in company stock. In 2000, the Company issued 52,920 shares of stock for a total value of $1.4 million as part of a contingent payment related to New Hope.

     At December 31, 2001, the remaining maximum potential liability for future contingent consideration related to the acquisitions above was approximately $56.5 million. The earnout period for $52.2 million of this amount expires at December 31, 2002; $0.4 million expires at January 31, 2003; and $3.9 million expires at December 31, 2003. In addition, if Duke's revenue contingent consideration does not equal at least $15.0 million at the end of 2002, an additional year will be added to achieve up to, but not more than, a total cumulative revenue contingent payment of $15.0 million. At December 31, 2001, Duke had not earned any of its potential revenue contingent consideration.

  Disposals

     In March 2000, the Company completed the sale of the net assets of its Direct Mail segment for $4.0 million in cash. The sale resulted in a loss of $0.7 million, net of a tax benefit of $0.4 million.

     In November 1999, the Company sold its Printing segment, realizing cash proceeds of $31.0 million. The sale resulted in a gain of $9.3 million, net of $6.2 million in income taxes.

                               PENTON MEDIA, INC.

     Operating results for the discontinued segments for 2000 and 1999 are as follows (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                       ------------------------------------
                                                          2000                1999
                                                       -----------   ----------------------
                                                       DIRECT MAIL   DIRECT MAIL   PRINTING
                                                       -----------   -----------   --------
Revenues.............................................     $  --        $12,199     $10,424
                                                          =====        =======     =======
Income (loss) before income tax provision
  (benefit)..........................................     $(142)       $  (464)    $   531
Provision (benefit) for income taxes.................       (57)          (186)        220
                                                          -----        -------     -------
Income (loss) from discontinued operations...........     $ (85)       $  (278)    $   311
                                                          =====        =======     =======

NOTE 4 -- PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited pro forma financial information for the year ended December 31, 2000 assumes that the 2000 acquisitions occurred as of January 1, 2000, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt and related income tax effects. The pro forma information excludes the effects of synergies and cost reduction initiatives directly related to all acquisitions. Pro forma results for the year ended December 31, 2001 have not been presented because the impact of the 2001 acquisitions is immaterial.

     The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had these transactions been consummated at the beginning of the period presented:

                                                                  YEAR ENDED
                                                               DECEMBER 31, 2000
                                                               -----------------
Pro forma revenues..........................................       $449,366
                                                                   ========
Pro forma income from continuing operations.................       $ 72,710
                                                                   ========
Pro forma net income applicable to common stockholders......       $ 72,625
                                                                   ========
Per share data:
Earnings per common share -- basic:
  Income from continuing operations.........................       $   2.29
  Discontinued operations...................................             --
  Extraordinary item........................................             --
                                                                   --------
  Net income................................................       $   2.29
                                                                   ========
Earnings per common share -- diluted:
  Income from continuing operations.........................       $   2.27
  Discontinued operations...................................             --
  Extraordinary item........................................             --
                                                                   --------
  Net income................................................       $   2.27
                                                                   ========

     The pro forma information above does not include the operations of Profit.Net, Inc. and ComMunic, which were acquired in 2000, as the historical information is immaterial.

NOTE 5 -- INVESTMENTS

     In November 1998, Penton entered into a joint venture agreement with Mr. Meckler, formerly associated with Mecklermedia, with respect to internet.com, LLC (now known as INT Media Group, Inc.). As part of the acquisition of Mecklermedia, Penton sold 80.1% of its interest in INT Media Group, Inc. ("INT Media") to Mr. Meckler; other ownership interests were contributed to INT Media management such that Penton's

                               PENTON MEDIA, INC.

ownership interest decreased to 19.0%. In April and June 1999, Penton contributed $0.4 million in cash and exercised a warrant for $3.0 million in cash, respectively, increasing its ownership interest from 19.0% to 27.4%.

     In June 1999, INT Media converted into a corporation and completed its initial public offering at $14.00 per share. At that time, Penton received 5,483,383 shares in exchange for its interest, retaining a 23.4% ownership interest. In July 1999, Penton sold 510,000 shares as part of an initial public offering over-allotment option, which reduced Penton's ownership interest to 21.25%. Penton received cash of $6.6 million, net of expenses, and recognized a gain of $5.9 million.

     In February 2000, Penton sold 2.0 million shares of INT Media stock as part of a 3,750,000-share secondary offering. Penton received cash of $113.1 million and recognized a pre-tax gain of approximately $110.2 million. At December 31, 2001, Penton maintained an 11.8% ownership interest in INT Media, or 2,973,383 shares. Penton treats its investment as available for sale; accordingly, Penton marks to market its investment in INT Media. At December 31, 2001, Penton's investment totaled $5.6 million, including a cumulative mark-to-market adjustment of $1.3 million and related adjustment in Long-Term Deferred Tax liability of $0.5 million and Other Comprehensive Income (loss) of $0.8 million. See Note 20 -- Subsequent Events.

NOTE 6 -- DEBT

SENIOR SUBORDINATED NOTES

     In June 2001, Penton issued $185.0 million of 10 3/8% senior subordinated notes ("the Notes") due 2011 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. Interest is payable on the Notes semi-annually on June 15 and December 15. The Notes are guaranteed, on a senior subordinated basis, by the Company's domestic subsidiaries and may be redeemed on or after June 15, 2006. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Notes before June 15, 2004 with the proceeds of certain equity offerings. The Notes were offered at a discount of $4.2 million, which is being amortized, using the interest method, over the term of the Notes. Amortization of the discount was $0.2 million for the year ended December 31, 2001. Costs representing underwriting fees and other professional fees of $1.7 million are being amortized over the term of the Notes. Net proceeds of $180.2 million were used to pay down $136.0 million under the revolving credit facility, $12.8 million of term loan A and $7.2 million of term loan B. The remaining net proceeds of $24.2 million were used for general corporate purposes. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the credit facility. The Notes contain covenants that will, among other things, restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments, sell assets, and enter into mergers or consolidations.

     The Company filed a Form S-4 with the Securities and Exchange Commission with respect to the above Notes, which became effective in November 2001.

SENIOR SECURED CREDIT FACILITY

     Penton maintains a credit agreement ("credit facility") with several banks under which it may borrow up to $340.0 million. The agreement provides for a revolving credit facility of up to $125.0 million, a long-term loan of $140.0 million ("term loan A") and a long-term loan of $75.0 million ("term loan B"). In October 2000, Penton amended its credit facility to give the Company the option to increase, in the aggregate, its term loan A, term loan B and/or its revolver by $100.0 million. The term loans and the revolver could not be increased on more than three separate occasions, and any increase had to take place by September 30, 2001. Concurrent with the closing of the amendment, the Company obtained committed financing in the amount of $60.0 million of the $100.0 million under the revolver, thereby increasing the total available under the revolver to $185.0 million. The option to increase term loan A, term loan B and/or the revolver by an additional $40.0 million by September 30, 2001 was not exercised by the Company.

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

     On March 19, 2002, Penton also amended its credit facility (see Note
20 -- Subsequent Events, for further discussion). If Penton were required to file its compliance certificate prior to the amendment of the credit facility, the Company would not have been in compliance with its financial covenants. The amended and restated facility provides for the following: (i) the revolving credit facility is permanently reduced to $40.0 million from $185.0 million;
(ii) Penton has been relieved of its financial covenants at December 31, 2001 and March 31, 2002; (iii) Penton obtained revised financial covenant requirements after March 31, 2002. For example, our leverage ratio and fixed charge ratio are not applicable until after June 30, 2003 and September 30, 2003, respectively; (iv) the revolver is limited to $15.0 million until the leverage ratio is less than 5.0x or the term loans have been prepaid in full. An additional $10.0 million will become available in the event that not less than $10.0 million is raised from an equity issuance and the proceeds are used to prepay the term loans. Upon receipt of the second-quarter compliance certificate, an additional $5.0 million will become available; (v) in order to access the revolver, the Company must not have more than $7.5 million of cash and cash equivalents available and must be in compliance with the loan documents; and (vi) the amendment also increased the interest rate on the revolver as well as the term A and term B loans, places additional restrictions on certain payments, limits additional debt and contingent obligations, requires additional collateral, limits additional acquisitions and investments, limits our ability to sell assets and limits capital expenditures.

     The revolving credit facility bears interest, at Penton's option, at either the Alternative Base Rate ("ABR"), defined as the higher of the Administrative Agent's Prime Rate or the Federal Funds Rate plus 0.50%, or at LIBOR, plus a rate margin ranging from 0.25% to 2.125% based on Penton's consolidated leverage ratio, defined as the ratio of total debt to total adjusted EBITDA. Penton has agreed to pay a commitment fee ranging from 0.375% to 0.50%, based on Penton's consolidated leverage ratio, on the average unused portion of the revolving credit facility commitment.

     Term loan A bears interest, at Penton's option, at either the ABR rate or at LIBOR, plus a rate margin ranging from 0.25% to 2.125%, based on Penton's consolidated leverage ratio. Interest on ABR loans is payable quarterly in arrears, while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At December 31, 2001, the rate in effect was 4.0625%. The loan, which requires quarterly principal payments starting in September 2000, will mature on June 30, 2006. Once amounts are repaid on term loan A, they may not be reborrowed. At December 31, 2001, $113.8 million was outstanding under term loan A.

     Term loan B bears interest, at Penton's option, at either the ABR rate or at LIBOR, plus a rate margin ranging from 0.5% to 2.50%, based on Penton's consolidated leverage ratio. Interest on ABR loans is payable quarterly in arrears, while interest on LIBOR loans is payable in arrears at the end of each applicable interest period not to exceed three months. At December 31, 2001, the rate in effect was 4.4375%. The loan requires quarterly principal payments of approximately $0.2 million starting in September 2000, and four balloon payments of $17.6 million beginning in September 2006, and will mature on June 30, 2007. Once amounts are repaid on term loan B, they may not be reborrowed. At December 31, 2001, $66.7 million was outstanding under term loan B.

                               PENTON MEDIA, INC.

     As of December 31, 2001, the scheduled principal payments of the term A and B loans for the next five years and thereafter were as follows (in thousands):

YEAR                                                 AMOUNT
----                                                --------
2002.............................................   $ 16,489
2003.............................................     22,813
2004.............................................     29,138
2005.............................................     32,300
2006.............................................     47,998
Thereafter.......................................     31,849
                                                    --------
                                                    $180,587
                                                    ========

     The credit agreement requires Penton to hedge not less than 50% of the term loans outstanding for a period of at least three years. (See Note 8 -- Hedging Activities)

     In September 1999, Penton recognized a non-cash extraordinary charge of approximately $6.3 million, net of $4.2 million in taxes ($0.20 per share), relating to the write-off of unamortized deferred finance costs associated with the former credit facility. In May 1999, Penton recognized a non-cash extraordinary charge of approximately $2.1 million ($0.08 per share), net of approximately $1.4 million in taxes, for the write-off of unamortized deferred finance costs upon the extinguishment of part of the outstanding former senior debt with the proceeds from the 6.5 million-share common stock offering completed in May 1999.

     Cash paid for interest for 2001, 2000 and 1999 was $16.4 million, $19.5 million and $19.9 million, respectively. The drop in interest paid for 2001 was due to significantly lower prime rates. Included in interest expense in the Consolidated Statements of Operations are $1.8 million, $5.4 million and $0.4 million of interest income for 2001, 2000 and 1999, respectively.

NOTES PAYABLE

     The Company's long-term notes payable at December 31, 2001 of $3.2 million represents indebtedness resulting from the acquisition of Hillgate in February 2001. Loan note A in the amount of $2.8 million bears interest at 1% and matures in April 2004. However, the holders of loan note A have the option to demand payment at any time after April 30, 2002. Loan note B in the amount of $0.4 million bears interest at 0.5% and matures in July 2004. However, the holders of loan note B have the option to demand payment at any time after April 30, 2004. Both notes are denominated in British pounds.

NOTE 7 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

CASH AND CASH EQUIVALENTS, ACCOUNTS AND NOTES RECEIVABLE, ACCOUNTS PAYABLE, ACCRUED EXPENSES AND SENIOR SECURED CREDIT FACILITY

     The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses approximated fair value because of their short maturities. The carrying amount of the long-term senior secured credit facility approximates fair value as the effective rates are comparable to market rates at December 31, 2001.

                               PENTON MEDIA, INC.

SENIOR SUBORDINATED NOTES

     The fair value of the 10 3/8% senior subordinated notes is determined by reference to quoted market prices. At December 31, 2001, the Company's senior subordinated notes had a fair value of $104.5 million and a carrying amount of $181.0 million.

INTEREST RATE SWAPS

     At December 31, 2001, the Company had interest rate swaps related to the Company's variable-rate term loans. The carrying amount of the swaps approximates fair value. See Note 8 -- Hedging Activities.

NOTE 8 -- HEDGING ACTIVITIES

ADOPTION OF FAS NO. 133

     The Company adopted Statement of Financial Accounting Standards No. 133, as amended, effective January 1, 2001. FAS No. 133 requires that all derivative instruments be recognized on the balance sheet at fair value. The Company recorded a $1.4 million, net of tax, cumulative effect adjustment in Other Comprehensive Income as of January 1, 2001. The transition adjustment recorded in Other Comprehensive Income will be reclassified to earnings on a quarterly basis as interest payments occur.

     During 2001, the Company had the following activity in Other Comprehensive Income related to hedging activities, net of tax:

Total cumulative effect of adoption on other comprehensive
  income at January 1, 2001.................................   $ 1,351
     Net change related to hedging transactions during the
      year..................................................     1,246
     Net amount reclassified to earnings....................    (1,158)
                                                               -------
Net deferred loss on cash flow hedges at December 31,
  2001......................................................   $ 1,439
                                                               =======

RISK MANAGEMENT

     In the ordinary course of business, the Company is exposed to fluctuations in interest rates and foreign currency rates. The Company maintains assets and operations in Europe and Asia and, as a result, may be exposed to fluctuations in foreign currency rates relative to the markets in which it sells; however, the Company does not manage this risk using derivative instruments. The Company is exposed to interest rate risk due to the variable interest rate of the credit facility. The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Derivative instruments that are used as part of the Company's interest rate risk-management strategy include primarily interest rate swaps and caps.

CASH FLOW HEDGES

     The Company enters into cash flow hedges to reduce the exposure to interest rate fluctuations. The Company uses interest rate swaps to convert a portion of its variable-rate debt to fixed-rate debt. The specific terms and notional amounts of the swaps are determined based on management's assessment of future interest rates, the requirements under our credit facility and other factors. The Company purchases interest rate caps and swaps to minimize its exposure to volatility in LIBOR. Fixed-rate debt, after the effects of interest rate swaps and caps have been considered, is maintained at a level that is greater than 50% of the total Company debt.

                               PENTON MEDIA, INC.

     At December 31, 2001, the Company had the following interest rate instruments in effect:

                                                          NOTIONAL
                                                           AMOUNT    RATE     PERIOD
                                                          --------   ----   -----------
Interest rate swap......................................  $26,875    6.22%   1/00-10/02
Interest rate swap......................................  $35,832    6.77%   5/00-11/02
Interest rate swap......................................  $17,916    5.95%   9/99-10/02
Interest rate cap.......................................  $26,875    8.50%  10/99-10/02

     At December 31, 2001, the interest rate instruments had a fair value of ($3.4) million, which is recorded as a liability in Other Accrued Expenses on the Consolidated Balance Sheet.

     For the 12 months ended December 31, 2001, the Company recognized a net loss of $0.9 million (reported as Interest Expense, Net, in the Consolidated Statements of Operations), which represents the total ineffectiveness of all cash flow hedges. All components of interest rate swaps were included in the assessment of hedge effectiveness. With respect to interest rate caps, the hedge effectiveness assessment excluded the time value element.

     During the 12 months ended December 31, 2001, the Company reclassified $1.2 million from Accumulated Other Comprehensive Income to current period earnings (reported as Interest Expense, Net, in the Consolidated Statements of Operations). The net deferred loss recorded in Accumulated Other Comprehensive Income will be reclassified to earnings on a quarterly basis as interest payments occur. As of December 31, 2001, $1.4 million of deferred losses on derivative instruments classified in Accumulated Other Comprehensive Income are expected to be reclassified to expense during the next 12 months. As of December 31, 2001, the maximum term over which the Company was hedging its exposure to the variability of future cash flows is 10 months.

     The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter-parties, as they are major financial institutions.

NOTE 9 -- INCOME TAXES

     The source of income (loss) on continuing operations before income tax expense consists of (in thousands):

                                                  2001        2000      1999
                                                ---------   --------   -------
U.S. domestic.................................  $(122,995)  $135,164   $23,021
Foreign.......................................     (1,319)     6,070       974
                                                ---------   --------   -------
                                                $(124,314)  $141,234   $23,995
                                                =========   ========   =======

                               PENTON MEDIA, INC.

     The provision for income taxes (benefits) on continuing operations in the Consolidated Statements of Operations is as follows (in thousands):

                                                            2001      2000      1999
                                                          --------   -------   -------
Current:
  Federal...............................................  $(11,981)  $51,052   $12,797
  State and local.......................................        --    12,828     2,837
  Foreign...............................................     1,547     2,058       794
                                                          --------   -------   -------
                                                           (10,434)   65,938    16,428
                                                          --------   -------   -------
Deferred:
  Federal...............................................    (5,445)   (3,814)     (301)
  State and local.......................................    (4,328)     (565)      (62)
  Foreign...............................................        --        --        --
                                                          --------   -------   -------
                                                            (9,773)   (4,379)     (363)
                                                          --------   -------   -------
                                                          $(20,207)  $61,559   $16,065
                                                          ========   =======   =======

     The consolidated provision for income taxes comprises the following (in thousands):

                                                            2001      2000      1999
                                                          --------   -------   -------
Provision (benefit) for income taxes from continuing
  operations............................................  $(20,207)  $61,559   $16,065
Provision (benefit) for income taxes from discontinued
  operations............................................        --       (57)    5,805
Provision (benefit) for income from extraordinary
  item..................................................        --        --    (5,600)
                                                          --------   -------   -------
Consolidated tax provision (benefit)....................  $(20,207)  $61,502   $16,270
                                                          ========   =======   =======

     The difference between the actual income tax provision (benefit) on continuing operations and the tax provision (benefit) computed by applying the statutory federal income tax rate of 35% to income before income taxes is as follows (in thousands):

                                                            2001      2000      1999
                                                          --------   -------   -------
Income tax provision (benefit) at statutory rate........  $(43,509)  $49,432   $ 8,398
Tax effect of:
  Impairment of assets..................................    16,438        --        --
  State income benefit, net of federal provision........    (3,100)    7,766     1,804
  Non-deductible goodwill...............................     6,698     5,104     4,830
  Foreign tax items.....................................     2,828        --        --
  Non-deductible expenses...............................       305       259       548
  Other items, net......................................       133    (1,002)      485
                                                          --------   -------   -------
  Actual income tax provision (benefit).................  $(20,207)  $61,559   $16,065
                                                          ========   =======   =======
  Effective income tax rate.............................      16.3%     43.6%     67.0%
                                                          ========   =======   =======

                               PENTON MEDIA, INC.

     The components of deferred tax assets and liabilities at December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                                         2001       2000       1999
                                                       --------   --------   ---------
Deferred tax assets:
  Deferred pension credits...........................  $  6,202   $  6,100   $   6,532
  Accrued vacation...................................     1,460        889         989
  Bad debts..........................................     3,594      1,963       1,551
  Reserves recorded for financial reporting
     purposes........................................     2,253      3,420       2,107
  Investment writedown...............................     2,565      3,821          --
  Branch net operating losses........................        --      1,133         452
  Impairment of assets...............................     6,319         --          --
  Restructuring charge...............................     4,083         --          --
  Net operating loss carryforwards...................     2,096         --          --
  Foreign tax credits................................     1,779         --          --
  Deferred compensation..............................       883         --          --
  Other..............................................       148        283         188
                                                       --------   --------   ---------
     Total deferred tax assets before valuation
       allowance.....................................    31,382     17,609      11,819
     Valuation allowance.............................    (1,779)        --          --
                                                       --------   --------   ---------
     Total deferred tax assets.......................  $ 29,603   $ 17,609   $  11,819
                                                       ========   ========   =========
Deferred tax liabilities:
  Mark-to-market adjustment for securities...........      (584)    (5,340)   (101,070)
  Depreciation.......................................    (2,081)      (896)     (1,366)
  Amortization.......................................   (12,825)   (10,265)     (9,209)
  Trade show expenses................................        --       (954)       (668)
  Other..............................................        --       (570)        (27)
                                                       --------   --------   ---------
     Total deferred tax liabilities..................   (15,490)   (18,025)   (112,340)
                                                       --------   --------   ---------
Net deferred tax asset (liability)...................  $ 14,113   $   (416)  $(100,521)
                                                       ========   ========   =========

     These balances are allocated between current assets, long-term assets and long-term liabilities in the accompanying Consolidated Balance Sheets.

     At December 31, 2001, the Company had state operating loss carryforwards of $3.5 million for tax purposes, which can be carried forward from 5 to 20 years.

     At December 31, 2001, the Company had available foreign tax credit carryforwards of approximately $1.8 million, which will expire between 2003 and 2006, if not utilized. A full valuation allowance has been provided on the foreign tax credit carryforwards.

     At December 31, 2001, a valuation allowance was not recorded for the $14.1 million net deferred tax asset as it is more likely than not that the asset will be realized in the future. The Company's assessment is based on restructuring efforts currently in process, the asset impairment and restructuring charges recorded in 2001, and the potential for loss carrybacks.

     The net change in the mark-to-market adjustments for investments included in the deferred balances for the period ended December 31, 2001, 2000 and 1999 had a balance sheet impact only.

                               PENTON MEDIA, INC.

     For 2001, 2000 and 1999, cash paid for income taxes was $3.0 million, $71.6 million and $13.9 million, respectively.

NOTE 10 -- EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

     Penton's non-contributory retirement plans cover substantially all current and former domestic employees. Retirement benefits for employees in foreign countries generally are provided by national statutory programs. Benefits for domestic employees are based on years of service and annual compensation as defined by each plan.

     The following table sets forth the funded status of the plan and amounts recognized in the Consolidated Balance Sheets (in thousands):

                                                             2001        2000
                                                           --------    --------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation, January 1..........................  $ 40,555    $ 37,433
     Service cost........................................     2,213       1,831
     Interest cost.......................................     2,966       3,036
     Benefits paid.......................................    (3,541)     (5,236)
     Actuarial loss......................................       559       3,491
     Plan amendments.....................................        --          --
     Curtailments........................................      (553)         --
                                                           --------    --------
  Benefit obligation, December 31........................  $ 42,199    $ 40,555
                                                           ========    ========
CHANGE IN PLAN ASSETS
  Fair value of plan assets, January 1...................  $ 45,772    $ 40,908
     Actual return on plan assets........................     1,729      10,100
     Benefits paid.......................................    (3,541)     (5,236)
                                                           --------    --------
  Fair value of plan assets, December 31.................  $ 43,960    $ 45,772
                                                           ========    ========
FUNDED STATUS OF THE PLAN
  Projected benefit obligation less than fair value of
     assets, December 31.................................  $  1,761    $  5,217
  Unrecognized actuarial gain............................   (17,589)    (21,355)
  Unrecognized prior service cost........................       688         897
  Unrecognized net transition asset......................        --          --
                                                           --------    --------
  Net deferred pension credits...........................  $(15,140)   $(15,241)
                                                           ========    ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
  Accrued benefit cost...................................  $(15,140)   $(15,241)
  Additional minimum liability...........................        --          --
  Intangible assets......................................        --          --
                                                           --------    --------
  Net amount recognized, December 31.....................  $(15,140)   $(15,241)
                                                           ========    ========
ASSUMPTIONS AS OF DECEMBER 31
  Discount rates:
     Pre-retirement......................................      7.25%       7.50%
     Post-retirement.....................................      6.25%       6.50%
  Expected return on plan assets.........................      9.00%       9.00%
  Weighted-average salary increase rate..................      4.00%       5.00%

                               PENTON MEDIA, INC.

     The following table summarizes the components of pension expense for the years ended December 31, (in thousands, except for percentages):

                                                    2001       2000       1999
                                                   -------    -------    -------
NET PERIODIC COST
  Service cost...................................  $ 2,213    $ 1,831    $ 2,107
  Interest cost..................................    2,966      3,036      2,666
  Expected return on assets......................   (3,515)    (3,737)    (3,782)
  Amortization of:
     Transition asset............................       --       (840)      (841)
     Prior service cost..........................      101        126        346
     Actuarial gain..............................   (1,421)    (1,444)    (1,678)
                                                   -------    -------    -------
Net pension expense (income).....................      344     (1,028)    (1,182)
                                                   -------    -------    -------
  Cost of special termination benefits...........       --         --         91
  Curtailment gain...............................     (446)        --       (647)
                                                   -------    -------    -------
     Total net periodic pension cost (benefit)...  $  (102)   $(1,028)   $(1,738)
                                                   =======    =======    =======
ASSUMPTIONS AS TO PERIODIC PENSION COST
  Discount rate
     Pre-retirement..............................     7.50%      8.00%      7.75%
     Post-retirement.............................     6.50%      7.00%      6.75%
  Expected return on plan assets.................     9.00%      9.00%      9.00%
  Weighted-average salary increase rate..........     5.00%      5.00%      5.00%

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     In February 2000, the board of directors approved the addition of 10 key employees to participate in Penton's supplemental executive retirement plan ("SERP"), in addition to the two executives already participating in the plan. The projected benefit obligation and accumulated benefit obligation for the SERP plan, which has an accumulated benefit obligation in excess of plan assets, were $0.8 million and $0.6 million, respectively, as of December 31, 2001 and $0.8 million and $0.5 million, respectively, as of December 31, 2000. Amounts in 1999 were immaterial. The SERP plan is an unfunded, non-qualified plan, and hence has no plan assets.

401(k) PLAN

     The Penton Media, Inc. Retirement Savings Plan (the "401(k) Plan") covers substantially all domestic officers and employees of the Company. The 401(k) Plan permits participants to defer up to a maximum of 15% of their compensation. Penton matches 50% of the employee's contributions up to a maximum of 6% of the employee's annual compensation. The employee's contribution and Penton's matching contribution vest immediately. Penton's contributions to the 401(k) Plan for the years ended December 31, 2001, 2000 and 1999 were $2.2 million, $1.7 million and $1.5 million, respectively. Effective January 1, 2002, the Company temporarily suspended the 50% Company match.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

LEASES

     Penton leases certain office space and equipment under non-cancelable operating leases. Some of the leases contain renewal options, and certain equipment leases include options to purchase during or at the end of the lease term. Following is a schedule of approximate annual future minimum rental payments required under

                               PENTON MEDIA, INC.

operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001 (in thousands):

                        YEARS ENDING
                        DECEMBER 31,
------------------------------------------------------------
2002........................................................     $ 9,277
2003........................................................       7,599
2004........................................................       6,764
2005........................................................       5,993
2006........................................................       4,769
Thereafter..................................................      17,206
                                                                 -------
                                                                 $51,608
                                                                 =======

     Future minimum lease payments under capital leases are $0.06 million, $0.04 million and $0.02 million for the years ended December 31, 2002, 2003 and 2004 and thereafter, respectively.

     For the years ended December 31, 2001, 2000 and 1999, the total rent expense (including taxes, insurance and maintenance when included in the rent) incurred by Penton was approximately $9.8 million, $8.4 million and $7.5 million, respectively.

LEGAL PROCEEDINGS

     In connection with the acquisition of Mecklermedia Corporation on December 1, 1998, a lawsuit was brought against the Company by Ariff Alidina (the "Plaintiff"), a former stockholder of Mecklermedia Corporation, in United States Federal District Court in the Southern District of New York for an unspecified amount, as well as other relief. The Plaintiff has claimed that the Company violated the federal securities laws by selling Mr. Meckler, a beneficial owner of approximately 26% of the shares of Mecklermedia, an 80.1% interest in INT Media for what the Plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia Corporation than was paid to other stockholders of Mecklermedia Corporation. On May 16, 2001, the United States District Court for the Southern District of New York granted the Plaintiff's motion for certification of a class consisting of all former stockholders of Mecklermedia who tendered their shares in the tender offer. On October 17, 2001, the District Court denied the Company's motion for a summary judgment. Management does not expect that the outcome of this case will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

OTHER COMMITMENTS

     In December 1999, Penton entered into a print agreement with R.R. Donnelley & Sons Company ("R.R. Donnelley"), which entitles R.R. Donnelley to the exclusive right to print and produce certain magazines for a period of seven years beginning December 1, 1999 through November 30, 2006. Under the agreement, which is non-cancelable, Penton is obligated to pay certain minimum amounts. These minimum amounts will be adjusted annually based on changes in the Consumer Price Index.

                               PENTON MEDIA, INC.

     The following schedule sets forth the minimum liability under the agreement with R.R. Donnelley (in thousands):

                        YEARS ENDING
                        DECEMBER 31,
------------------------------------------------------------
     2002...................................................     $ 8,370
     2003...................................................       7,905
     2004...................................................       7,440
     2005...................................................       7,440
     2006...................................................       6,975
                                                                 -------
                                                                 $38,130
                                                                 =======

     For the years ended December 31, 2001 and 2000, Penton paid $9.0 million and $10.5 million, respectively, under the agreement with R.R. Donnelley.

NOTE 12 -- COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

STOCK OFFERINGS

     In September 2000, Penton arranged a secondary offering in which existing stockholders, other than management, offered 3,638,320 shares of common stock at a price of $30.00 per share. Penton did not receive any proceeds from this offering.

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

STOCKHOLDER RIGHTS AGREEMENT

     In June 2000, Penton adopted a Stockholder Rights Agreement (the "Rights Agreement"). Under the plan, the rights will initially trade together with Penton's common stock and will not be exercisable. In the absence of further board action, the rights generally will become exercisable and allow the holder to acquire Penton's common stock at a discounted price if any person or group acquires 20 percent or more of the outstanding shares of Penton's common stock. Rights held by the persons who exceed the applicable threshold will be void.

     Under certain circumstances, the rights will entitle the holder to buy shares in an acquiring entity at a discounted price. The plan also includes an exchange option. In general, after the rights become exercisable, the Penton board may, at its option, effect an exchange of part or all of the rights, other than rights that have become void, for shares of Penton's common stock. Under this option, Penton would issue one share of common stock for each right, subject to adjustment in certain circumstances.

     The Penton board may, at its option, redeem all rights for $0.01 per right, generally at any time prior to the rights becoming exercisable. The rights will expire June 27, 2010, unless earlier redeemed, exchanged or amended by the Penton board. The Rights Agreement has no impact on the financial statements or earnings per share.

     The Rights Agreement was amended by the board to permit the sale of convertible preferred stock to an investor group led by ABRY Mezzanine Partners, L.P. See Note 20 -- Subsequent Events for further discussion.

                               PENTON MEDIA, INC.

EMPLOYEE STOCK PURCHASE PLAN

     Effective January 2000, Penton established an Employee Stock Purchase Plan, with the intent of aligning the interests of Penton's employees and its stockholders by allowing employees the opportunity to purchase shares of Penton. The plan allows employees to purchase common stock at 85% of the lower of the market price at the beginning or end of each quarter. This plan was deemed to be non-compensatory pursuant to the appropriate sections of the Internal Revenue Service Codes. In 2001 and 2000, 165,767 and 38,002 shares, respectively, were purchased by employees under this plan.

MANAGEMENT STOCK PURCHASE PLAN

     Effective January 2000, Penton established a Management Stock Purchase Plan for designated officers and other key employees. Participants in the plan may elect to receive restricted stock units ("RSUs") in lieu of a designated portion of up to 100% of their annual incentive bonus. Each RSU represents the right to receive one share of Penton common stock. RSUs are granted at a 20% discount from fair market value on the date awarded. RSUs vest two years after the date of grant and are settled in shares of common stock after a period of deferral (of no less than two years) selected by the participant, or upon termination of employment. In February 2002, 2001 and 2000, respectively, 21,976 RSUs, 31,942 RSUs and 25,507 RSUs were granted at a fair market value of $7.38, $25.10 and $25.94 per share. As of December 31, 2001 and 2000, 56,968 and 25,507 RSUs were outstanding, respectively. The discount is recorded as compensation expense over the vesting period. In both 2001 and 2000, approximately $0.1 million was recognized as expense related to the discount. During 2001, 361 shares of common stock were issued under this plan.

EXECUTIVE LOAN PROGRAM

     In January 2000, Penton established the Executive Loan Program, which allowed Penton to issue an aggregate of up to 400,000 shares of Penton common stock at fair market value to six key executives, in exchange for recourse notes. In December 2001, the loan notes were amended such that interest was no longer compounded semi-annually at a rate equal to the applicable interest rate as published by the Internal Revenue Service. Furthermore, the maturity dates were changed from the fifth anniversary of the first loan date to six months following the seventh anniversary of the first loan date. No principal or interest payments are required until maturity, at which time all outstanding amounts are due. Variable stock compensation treatment will be accorded such stock awards from December 31, 2001 forward.

     At December 31, 2001 and 2000, 400,000 shares had been issued under the Executive Loan Program and the outstanding loan balance was approximately $10.8 million and $10.2 million (including $1.2 million and $0.5 million of accrued interest), respectively. The loan balance is classified in the Stockholders' Equity section of the Consolidated Balance Sheets as Notes Receivable Officers/Directors.

EQUITY AND PERFORMANCE INCENTIVE PLAN

     In May 2001, the stockholders approved an amendment to increase the number of shares of common stock reserved for issuance under the 1998 Equity and Performance Incentive Plan from 2,500,000 shares to 5,500,000 shares.

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

                               PENTON MEDIA, INC.

     The following table presents a summary of Penton's stock option activity and related information for the years ended 1999, 2000 and 2001 (in thousands, except per share amounts):

                                             NUMBER OF OPTIONS
                                           ---------------------
                                           EMPLOYEES   DIRECTORS   WEIGHTED AVERAGE
                                           ---------   ---------   ----------------
Balance, December 31, 1998...............      681         69           $16.23
                                             -----        ---
Granted..................................      349         --           $21.50
Exercised................................       (4)        --           $16.23
Canceled.................................      (65)        --           $17.70
                                             -----        ---
Balance, December 31, 1999...............      961         69           $17.93
                                             -----        ---
Granted..................................      519         30           $22.72
Exercised................................      (37)        (8)          $17.63
Canceled.................................      (70)        --           $20.51
                                             -----        ---
Balance, December 31, 2000...............    1,373         91           $19.80
                                             -----        ---
Granted..................................    1,565         52           $12.83
Exercised................................      (51)        --           $16.94
Canceled.................................     (101)        --           $20.92
                                             -----        ---
Balance, December 31, 2001...............    2,786        143           $15.98
                                             =====        ===

     The following table summarizes information about stock options outstanding at December 31, 2001 (in thousands, except number of years and per share amounts):

                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
----------------------------------------------------   --------------------------
                             WEIGHTED-
                              AVERAGE      WEIGHTED-      OPTIONS       WEIGHTED-
                  NUMBER     REMAINING      AVERAGE    EXERCISABLE AT    AVERAGE
RANGE OF            OF      CONTRACTUAL    EXERCISE     DECEMBER 31,    EXERCISE
EXERCISE PRICES   OPTIONS       LIFE         PRICE          2001          PRICE
---------------   -------   ------------   ---------   --------------   ---------
 $27.75-29.19 .       36    8.6 years..     $28.55            5          $27.75
 $16.23-24.25 .    1,832    7.8 years..     $21.00          106          $16.52
 $       6.89 .    1,061    9.9 years..     $ 6.89           --              --

  Deferred Shares

     At December 31, 2001, 2000 and 1999, deferred shares of 397,749, 63,029 and 63,029, respectively, were outstanding. Of the shares outstanding at December 31, 2001, 341,500 shares vest one-fourth on each three-month anniversary following the date of grant, 47,553 shares vest on the third anniversary of the grant date, while the remaining 8,696 shares vest at the rate of 20% per year over a five-year period from date of grant. In August 2001, 6,780 fully vested deferred shares were issued for common stock of Penton.

     Compensation expense is being recognized over the related vesting period based on the fair value of the shares at the date of grant. During 2001, 2000 and 1999, approximately $0.4 million, $0.4 million and $0.08 million, respectively, were charged to expense for these shares. The board of directors may authorize the payment of dividend equivalents on such shares on a current, deferred or contingent basis, either in cash or in additional shares of common stock. At December 31, 2001, no such authorization had been made.

                               PENTON MEDIA, INC.

  Performance Shares

     In February 2001, the board of directors approved a grant of 101,485 performance shares to certain key executives, subject to the attainment of certain performance goals over a three-year period from January 1, 2001 through December 31, 2003. Each grantee is eligible to receive between 50% and 150% of the granted shares.

     In October 2000, the board of directors approved a grant of 15,000 performance shares to a key executive, subject to the attainment of certain performance goals over a three-year period from January 1, 2001 through December 31, 2003. The grantee is eligible to receive between 17% and 150% of the granted shares.

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

     Performance shares are not issuable until earned. Compensation expense related to these shares is recorded over the performance period. For the years ended December 31, 2001 and 2000, approximately $0.5 million and $1.4 million, respectively, were charged to expense for these shares.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     Penton accounts for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and not under the fair value method as provided by Financial Accounting Standard No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("FAS 123").

     Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if Penton had accounted for its employee stock options under FAS 123. The weighted-average fair value of options granted in 2001, 2000 and 1999 was $6.32, $10.95 and $5.07, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, under the following assumptions for 2001, 2000 and 1999:

                                                     2001      2000      1999
                                                    -------   -------   -------
Risk-free interest rate...........................     4.03%     5.06%     6.20%
Dividend yields...................................      0.0%     0.40%     0.50%
Expected volatility...............................     59.4%    55.93%    61.25%
Expected life.....................................  4 years   4 years   4 years

                               PENTON MEDIA, INC.

     Had compensation cost for Penton's stock-based compensation plans been determined based on the fair values of the options granted at the grant dates, consistent with FAS 123, Penton's net income (loss) and earnings per share would have been as follows (dollars in thousands, except per share data):

                                                            2001       2000      1999
                                                          ---------   -------   ------
Net income (loss) applicable to common stockholders
  As reported...........................................  $(104,107)  $79,590   $8,210
  Pro forma.............................................  $(107,461)  $77,406   $6,238
Basic earnings per share
  As reported...........................................  $   (3.26)  $  2.51   $ 0.29
  Pro forma.............................................  $   (3.37)  $  2.44   $ 0.22
Diluted earnings per share
  As reported...........................................  $   (3.26)  $  2.49   $ 0.29
  Pro forma.............................................  $   (3.37)  $  2.42   $ 0.22

NOTE 13 -- EARNINGS PER SHARE

     Earnings per share ("EPS") have been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

     Computations of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands, except per share amounts):

                                                            YEARS ENDED DECEMBER 31,
                                                          ----------------------------
                                                            2001       2000      1999
                                                          ---------   -------   ------
Income (loss) from continuing operations applicable to
  common stockholders...................................  $(104,107)  $79,675   $7,930
                                                          =========   =======   ======
Number of shares:
Basic - weighted-average shares outstanding.............     31,917    31,730   28,108
Effect of dilutive securities:
  Stock options.........................................         --       280       74
  Performance shares....................................         --        --       --
  Contingent shares.....................................         --        --       27
                                                          ---------   -------   ------
Diluted - weighted-average shares outstanding...........     31,917    32,010   28,209
                                                          =========   =======   ======
Per share amount:
Income (loss) from continuing operations
  Basic.................................................  $   (3.26)  $  2.51   $ 0.28
  Diluted...............................................  $   (3.26)  $  2.49   $ 0.28

     Due to the net loss from operations for the year ended December 31, 2001, 36 stock options and 206 performance shares were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive.

NOTE 14 -- COMPREHENSIVE INCOME (LOSS)

     Comprehensive income, which is displayed in the Consolidated Statements of Stockholders' Equity, represents net income (loss) plus the results of certain stockholder equity changes not reflected in the Consolidated Statements of Operations.

                               PENTON MEDIA, INC.

     The after-tax components of other comprehensive income (loss) are as follows:

                                                         2001        2000       1999
                                                       ---------   --------   --------
Net income (loss)....................................  $(104,107)  $ 79,590   $  8,210
Change in unrealized gain (loss) on securities
  reported at fair value, net of tax of $2.9 million,
  $29.3 million, and $60.6 million in 2001, 2000 and
  1999, respectively.................................     (7,202)   (73,323)   151,605
Reclassification adjustment for gain on sale of
  securities, net of tax of $28.1 million in 2000....         --    (70,272)        --
Reclassification adjustment for cash flow hedges.....     (1,439)        --         --
Change in accumulated translation adjustments........     (1,560)        95       (787)
                                                       ---------   --------   --------
Comprehensive income (loss)..........................  $(114,308)  $(63,910)  $159,028
                                                       =========   ========   ========

NOTE 15 -- BUSINESS RESTRUCTURING AND OTHER CHARGES

IMPAIRMENT OF ASSETS

     Triggered by the continued decline in the economy and the negative impact of the September 11, 2001 catastrophe, Penton recorded asset and goodwill impairment charges of $69.6 million ($41.7 million after tax, or $1.31 per diluted share) in the second half of 2001. In addition to goodwill writedowns of $66.4 million, the remaining charge primarily represents assets of $1.7 million related to various Web sites that were shut down and $0.9 million related to abandoned circulation software costs.

     Asset impairment charges of $9.7 million in the third quarter included the writedown of goodwill by $7.1 million on five small acquisitions; $1.7 million for various Web sites that were shut down; and $0.9 million of abandoned circulation software costs. Asset impairment charges of $59.6 million in the fourth quarter included primarily the writedown of goodwill related to eight acquisitions.

     In December 2000, the Company wrote off $2.1 million of impaired assets related to certain internally funded Internet media initiatives. The impaired assets related to certain abandoned projects. In addition, the Company recorded approximately a $1.0 million non-cash charge in 2000 to write down the carrying value of certain leasehold improvements, furniture and fixtures, and computer equipment to fair value.

WRITEDOWN OF INTERNET INVESTMENTS

     In March 2000, Penton entered into a strategic alliance agreement with Cayenta, Inc. ("Cayenta"), a subsidiary of the Titan Corporation. Cayenta is a total service provider of end-to-end e-commerce systems. As part of the agreement, Penton purchased 250,000 shares of Cayenta stock for $6.3 million. Penton recorded its investment under the cost method of accounting due to the Company's inability to exert significant influence over Cayenta.

     In June 2000, Penton entered into a strategic investment and partnership agreement with LeisureHub.com, an online B2B trading community for the global leisure industry. Penton paid approximately $3.4 million for a 19.9% stake in the company. As Penton has the ability to exercise significant influence over LeisureHub.com, the Company accounted for its investment using the equity method of accounting.

     During the fourth quarter of 2000, the Company determined that its investments in Cayenta and Leisurehub.com had suffered declines in value that were other than temporary. The decision was based on current market conditions, economic outlook and the future viability of these companies. As a result, the Company recognized losses totaling $9.5 million and reduced its investment in Cayenta and LeisureHub.com to zero. In 2001, LeisureHub.com voluntarily liquidated and, in December 2001, Penton received partial settlement proceeds

                               PENTON MEDIA, INC.

of approximately $0.8 million that was recorded in the Writedown of Internet Investments in the Consolidated Statements of Operations.

RESTRUCTURING CHARGES

     In February 2001, Penton announced a restructuring program with the intent of discontinuing certain Internet operations that had not demonstrated revenue growth, customer acceptance and near-term opportunity for profit. The charge of $5.6 million ($3.3 million after tax, or $0.10 per share on a basic and diluted basis) included the write-off of capitalized software development costs associated with the discontinuance of the industry exchange component of New Hope Natural Media's Healthwell.com; personnel costs, including the reduction of approximately 60 employees at Healthwell.com as well as a reduction of workforce related to a number of other Internet initiatives throughout Penton; and exit costs associated with existing office spaces under lease and other contractual obligations. In the third quarter of 2001, the Company determined that some first-quarter restructuring initiatives would not require the level of spending that had been originally estimated. Based on the Company's third quarter estimates, approximately $1.0 million was reversed from the first-quarter charge and the total amount of the charge was adjusted to $4.6 million ($2.7 million after tax, or $0.09 per share on a basic and diluted basis). The majority of the remaining costs incurred in connection with the first-quarter restructuring plan have been paid.

     In the second half of 2001, the Company implemented a number of expense reduction and restructuring initiatives to more closely align its cost structure with the business environment. Restructuring charges of $9.5 million ($5.7 million after tax, or $0.18 per share on a diluted basis), net of $1.0 million reversal noted above, in the third quarter and $3.7 million ($2.3 million after tax, or $0.07 per share on a diluted basis) in the fourth quarter resulted primarily from strategic decisions to restructure a number of businesses and support departments, including reducing our overhead infrastructure by consolidating and closing several branch offices, centralizing information technology and outsourcing certain corporate functions. Of the total charges, $4.7 million relates to employee termination benefits for the elimination of nearly 340 positions, of which 294 positions and $2.7 million in payments had been completed by year end. Approximately 84% of the positions eliminated or to be eliminated are in the U.S., with the remaining positions predominantly in the United Kingdom and Germany. The remaining $8.5 million of the restructuring charges relates to the closure of over 20 Penton offices worldwide, and includes costs associated with existing office spaces under lease and other contractual obligations.

     The following table summarizes the restructuring and impairment charges, the amounts paid and the ending accrual balances for the year ended December 31, 2001(in thousands):

                                                                                 ENDING
                                                  TOTAL      CASH     NON-CASH   ACCRUAL
DESCRIPTION                                      CHARGES   PAYMENTS   CHARGES    BALANCE
-----------                                      -------   --------   --------   -------
Severance, outplacement and other personnel
  costs........................................  $ 6,583    $4,468     $   --    $ 2,115
Facility closing costs.........................    8,764       267         --      8,497
Asset impairments..............................    2,288       567      1,084        637
Other exit costs...............................    1,155       772         --        383
                                                 -------    ------     ------    -------
Total..........................................  $18,790    $6,074     $1,084    $11,632
                                                 =======    ======     ======    =======

     The majority of the severance costs are expected to be paid by the end of April 2002, while the balance of facility costs, which include long-term leases, is expected to be paid through the end of the respective lease term.

NOTE 16 -- SEGMENT INFORMATION

     During 2001, we began to view and manage our business differently than we had in the past. Our new approach involves dividing the business into four media segments; Technology, Industry, Lifestyle and Other, and

                               PENTON MEDIA, INC.

grouping our industry sectors within each segment. During 2001, we put a senior manager in charge of each segment. These senior managers report directly to the Chief Executive Officer and President and Chief Operating Officer. We have included segment information for 2000 on the same basis as has begun to be used in 2001. It was not practicable to obtain similar segment information for 1999 as a result of refinements made to our accounting systems and procedures beginning in 2000.

     Our four segments derive their revenues from the production of trade shows, publications and online media products, including Web sites serving customers in our 12 distinct industry sectors. The Industry Media segment serves customers in the aviation, design/engineering, government/compliance, manufacturing, mechanical systems/construction and supply chain industry sectors. The Technology Media segment serves customers in the electronics, information technology and Internet/Broadband industry sectors. The Lifestyle Media segment serves customers in the natural products industry, and the Other segment serves customers in the food/retail, hospitality and leisure industry markets.

     The accounting policies of the operating segments are the same as those described in Note 2 -- Summary of Significant Accounting Policies. The chief operating decision makers evaluate performance of the segments based on revenues and adjusted EBITDA. Adjusted EBITDA for segments is calculated as previously defined except that segment adjusted EBITDA also excludes corporate level costs. Corporate level costs include costs for centralized functions, such as finance, accounting and information systems, which cannot be reasonably allocated to each segment. Assets are not allocated to segments and as such have not been presented.

     Summary information by segment for the years ended December 31, 2001 and 2000 is as follows (in thousands):

                                    INDUSTRY   TECHNOLOGY   LIFESTYLE
                                     MEDIA       MEDIA        MEDIA      OTHER     TOTAL
                                    --------   ----------   ---------   -------   --------
2001
  Revenues........................  $124,331    $196,928     $29,893    $20,400   $371,552
  Adjusted EBITDA.................  $ 17,443    $ 34,513     $ 9,814    $ 4,775   $ 66,545
2000
  Revenues........................  $142,245    $205,380     $30,121    $26,825   $404,571
  Adjusted EBITDA.................  $ 28,739    $ 69,652     $ 7,495    $ 7,526   $113,412

     Segment revenues, which are all realized from external customers, equal Penton's consolidated revenues. Following is a reconciliation of Penton's total segment adjusted EBITDA to consolidated income (loss) before taxes (in thousands):

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
CONSOLIDATED INCOME (LOSS) BEFORE TAXES:
Total segment adjusted EBITDA...............................  $  66,545   $113,412
Depreciation and amortization...............................    (45,492)   (33,431)
Restructuring charge........................................    (18,790)        --
Asset writedowns and impairments............................    (68,741)   (12,636)
Gain on sale of investments.................................         --    110,210
Interest expense, net of interest earned....................    (28,721)   (14,133)
Miscellaneous, net..........................................     (2,839)       (64)
Corporate costs.............................................    (26,276)   (22,124)
                                                              ---------   --------
Consolidated income (loss) before taxes.....................  $(124,314)  $141,234
                                                              =========   ========

                               PENTON MEDIA, INC.

  Enterprise-wide Disclosures

     Revenues by product offerings are as follows for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
Publishing...........................................  $210,208   $230,120   $202,472
Trade shows and conferences..........................   149,202    168,436     97,444
Online media.........................................    12,142      6,015        908
                                                       --------   --------   --------
                                                       $371,552   $404,571   $300,824
                                                       ========   ========   ========

     Domestic revenues of our products and services comprised $323.3 million, $362.9 million and $277.3 million of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Foreign revenues totaled $48.2 million, $41.7 million and $23.5 million of our revenues for the years ended December 31, 2001, 2000 and 1999, respectively, of which $31.6 million, $15.6 million and $17.8 million, respectively, were from the United Kingdom. No single customer accounted for 10% or more of sales during 2001, 2000 and 1999.

     Long-lived assets at December 31, 2001, 2000 and 1999 included $42.2 million, $36.4 million and $31.3 million, respectively, identified with foreign operations, substantially all of which were intangible assets, with the remaining assets identified with domestic operations. Long-lived assets from the United Kingdom comprised $33.1 million, $29.8 million and $31.2 million, respectively, of these foreign assets.

NOTE 17 -- SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
           ACTIVITIES

INVESTING ACTIVITIES

     Penton assumed liabilities of approximately $9.9 million, $21.0 million and $5.6 million in connection with acquisitions completed in 2001, 2000 and 1999, respectively. In conjunction with the acquisition of New Hope in May 1999, Penton issued 2.1 million common shares valued at $41.0 million as consideration.

     In 2001, 2000 and 1999, Penton marked to market its investment in INT Media Group, Inc. stock by approximately $1.3 million, $13.4 million and $252.7 million, respectively. See Note 5 -- Investments, for further discussion.

     At December 31, 1999, Penton had $4.2 million of net investment in discontinued operations for the Direct Mail segment and a related non-cash loss of $0.7 million.

FINANCING ACTIVITIES

     At December 31, 2000 and 1999, dividends of $1.0 million and $0.9 million, respectively, were declared and paid in 2001 and 2000.

     The foregoing transactions do not provide or use cash and, accordingly, are not reflected in the Consolidated Statements of Cash Flows.

                               PENTON MEDIA, INC.

NOTE 18 -- QUARTERLY RESULTS (UNAUDITED)

     Quarterly results of operations for the years ended December 31, 2001 and 2000 are shown below (dollars in thousands, except per share amounts):

                                                     2001 QUARTERS
                                                  --------------------                  TOTAL
                                       FIRST       SECOND      THIRD       FOURTH     FOR YEAR
                                      --------    --------    --------    --------    ---------
Revenues............................  $112,693    $106,777    $ 61,523    $ 90,559    $ 371,552
Operating income (loss).............  $  2,762(a) $  4,779    $(38,622)(b) $(62,497)(c) $ (93,578)
Income (loss) from continuing
  operations before income taxes....  $ (3,188)   $ (2,971)   $(47,679)   $(70,476)   $(124,314)
Net loss............................  $ (1,278)   $ (5,483)   $(29,495)   $(67,851)   $(104,107)
Earnings per share (basic and
  diluted):
  Net loss..........................     (0.04)      (0.17)      (0.92)      (2.12)       (3.26)

                                                     2000 QUARTERS
                                                  --------------------                  TOTAL
                                       FIRST       SECOND      THIRD       FOURTH     FOR YEAR
                                      --------    --------    --------    --------    ---------
Revenues............................  $ 75,825    $109,058    $ 76,720    $142,968    $ 404,571
Operating income (loss).............  $  3,384    $ 24,574(e) $   (714)   $ 27,467(f) $  54,711
Income (loss) from continuing
  operations before income taxes....  $110,839    $ 21,709    $ (3,756)   $ 12,442    $ 141,234
Income (loss) from continuing
  operations........................  $ 66,423(d) $  8,695    $ (1,244)   $  5,801(g) $  79,675
Discontinued operations.............  $    (85)   $     --    $     --    $     --    $     (85)
Net income (loss)...................  $ 66,338    $  8,695    $ (1,244)   $  5,801    $  79,590
Earnings per share (basic):
  Income (loss) from continuing
     operations.....................  $   2.10    $   0.27    $  (0.04)   $   0.18    $    2.51
  Discontinued operations...........        --          --          --          --           --
                                      --------    --------    --------    --------    ---------
  Net income (loss).................  $   2.10    $   0.27    $  (0.04)   $   0.18    $    2.51
                                      ========    ========    ========    ========    =========
Earnings per share (diluted):
  Income (loss) from continuing
     operations.....................  $   2.09    $   0.27    $  (0.04)   $   0.18    $    2.49
  Discontinued operations...........        --          --          --          --           --
                                      --------    --------    --------    --------    ---------
  Net income (loss).................  $   2.09    $   0.27    $  (0.04)   $   0.18    $    2.49
                                      ========    ========    ========    ========    =========

     Earnings per share calculations for each of the quarters are based on the weighted-average number of shares outstanding for each quarter, and the sum of the quarters may not necessarily be equal to the full-year earnings per share amount.
---------------

(a) Includes $5.6 million, $0.10 per dilutive share after tax, of restructuring charge.

(b) Includes $9.7 million, $0.18 per dilutive share after tax, related to impairment of assets and $9.5 million, $0.18 per dilutive share after tax, related to restructuring charge.

(c) Includes $59.1 million, $1.11 per dilutive share after tax, related to impairment of assets and $3.8 million, $0.07 per dilutive share after tax, related to restructuring charge.

(d) Includes $110.2 million, $2.08 per dilutive share after tax, related to gain on sale of 2.0 million shares of INT Media common stock.

                               PENTON MEDIA, INC.

(e) Includes $1.0 million, $0.02 per dilutive share after tax, related to impairment of assets.

(f) Includes $2.1 million, $0.04 per dilutive share after tax, related to impairment of Internet assets.

(g) Includes $9.5 million, $0.18 per dilutive share after tax, related to writedown of Internet investments.

     Quarterly results of operations by segment for the years ended December 31, 2001 and 2000 are shown below (in thousands):

                                                      2001 QUARTERS
                                    --------------------------------------------------
                                     FIRST      SECOND     THIRD    FOURTH     TOTAL
                                    --------   --------   -------   -------   --------
REVENUE
  Industry........................  $ 31,382   $ 37,240   $26,899   $28,810   $124,331
  Technology......................    61,839     61,522    25,536    48,031    196,928
  Lifestyle.......................    14,429      3,711     3,920     7,833     29,893
  Other...........................     5,043      4,304     5,168     5,885     20,400
                                    --------   --------   -------   -------   --------
Total.............................  $112,693   $106,777   $61,523   $90,559   $371,552
                                    ========   ========   =======   =======   ========
ADJUSTED EBITDA
  Industry........................  $  4,704   $  7,251   $ 2,343   $ 3,145   $ 17,443
  Technology......................    15,161     14,215    (5,647)   10,784     34,513
  Lifestyle.......................     8,384       (608)     (151)    2,189      9,814
  Other...........................     1,115        884     1,305     1,471      4,775
                                    --------   --------   -------   -------   --------
Total.............................  $ 29,364   $ 21,742   $(2,150)  $17,589   $ 66,545
                                    ========   ========   =======   =======   ========

     Segment revenues, which are all realized from external customers, equal Penton's consolidated revenues. The following is a reconciliation of Penton's total segment adjusted EBITDA to consolidated income (loss) before taxes (in thousands):

                                                       2001 QUARTERS
                                    ---------------------------------------------------
                                     FIRST    SECOND     THIRD      FOURTH      TOTAL
                                    -------   -------   --------   --------   ---------
CONSOLIDATED INCOME (LOSS) BEFORE TAXES:
Total segment adjusted EBITDA.....  $29,364   $21,742   $ (2,150)  $ 17,589   $  66,545
Depreciation and amortization.....  (11,579)  (11,135)   (11,211)   (11,567)    (45,492)
Restructuring charge..............   (5,567)       --     (9,468)    (3,755)    (18,790)
Asset writedowns and
  impairments.....................       --        --     (9,663)   (59,902)    (69,565)
Writedown of internet
  investments.....................       --        --         --        824         824
Gain on sale of investments.......       --        --         --         --          --
Interest expense, net of interest
  earned..........................   (6,001)   (6,249)    (8,263)    (8,208)    (28,721)
Miscellaneous, net................       51    (1,501)      (794)      (595)     (2,839)
Corporate costs...................   (9,456)   (5,828)    (6,130)    (4,862)    (26,276)
                                    -------   -------   --------   --------   ---------
Consolidated income (loss) before
  taxes...........................  $(3,188)  $(2,971)  $(47,679)  $(70,476)  $(124,314)
                                    =======   =======   ========   ========   =========

                               PENTON MEDIA, INC.

                                                      2000 QUARTERS
                                    --------------------------------------------------
                                     FIRST     SECOND     THIRD     FOURTH     TOTAL
                                    -------   --------   -------   --------   --------
REVENUE
  Industry........................  $31,869   $ 36,184   $31,547   $ 42,645   $142,245
  Technology......................   25,110     63,201    24,357     92,712    205,380
  Lifestyle.......................   13,889      3,573    10,198      2,461     30,121
  Other...........................    4,957      6,100    10,618      5,150     26,825
                                    -------   --------   -------   --------   --------
Total.............................  $75,825   $109,058   $76,720   $142,968   $404,571
                                    =======   ========   =======   ========   ========
ADJUSTED EBITDA
  Industry........................  $ 5,368   $  8,416   $ 5,671   $  9,284   $ 28,739
  Technology......................    2,648     31,447    (1,180)    36,737     69,652
  Lifestyle.......................    8,670     (2,111)    4,183     (3,247)     7,495
  Other...........................    1,211      1,878     3,848        589      7,526
                                    -------   --------   -------   --------   --------
Total.............................  $17,897   $ 39,630   $12,522   $ 43,363   $113,412
                                    =======   ========   =======   ========   ========

     Segment revenues, which are all realized from external customers, equal Penton's consolidated revenues. The following is a reconciliation of Penton's total segment adjusted EBITDA to consolidated income (loss) before taxes (in thousands):

                                                       2000 QUARTERS
                                     -------------------------------------------------
                                      FIRST     SECOND     THIRD    FOURTH     TOTAL
                                     --------   -------   -------   -------   --------
CONSOLIDATED INCOME (LOSS) BEFORE
  TAXES:
Total segment adjusted EBITDA......  $ 17,897   $39,630   $12,522   $43,363   $113,412
Depreciation and amortization......    (7,653)   (7,376)   (7,851)  (10,551)   (33,431)
Restructuring charge...............        --        --        --        --         --
Asset writedowns and impairments...        --    (1,051)       --   (11,585)   (12,636)
Gain on sale of investments........   110,210        --        --        --    110,210
Interest expense, net of interest
  earned...........................    (2,735)   (2,441)   (3,129)   (5,828)   (14,133)
Miscellaneous, net.................       (20)     (424)       87       293        (64)
Corporate costs....................    (6,860)   (6,629)   (5,385)   (3,250)   (22,124)
                                     --------   -------   -------   -------   --------
Consolidated income (loss) before
  taxes............................  $110,839   $21,709   $(3,756)  $12,442   $141,234
                                     ========   =======   =======   =======   ========

NOTE 19 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     The following schedules set forth condensed consolidating balance sheets as of December 31, 2001 and 2000 and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended December 31, 2001, 2000 and 1999. In the following schedules, "Parent Company" refers to the combined balances of Penton Media, Inc.; "Guarantor Subsidiaries" refers to Penton's wholly owned domestic subsidiaries; and "Non-guarantor Subsidiaries" refers to Penton's foreign subsidiaries. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in our subsidiaries.

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF DECEMBER 31, 2001

                                                    GUARANTOR     NON-GUARANTOR                     PENTON
                                         PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        --------   ------------   -------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents...........  $ 14,518     $  1,993        $ 3,680       $      --       $ 20,191
  Accounts and notes receivable,
     net..............................    32,973       93,247         12,232         (82,000)        56,452
  Income tax receivable...............    14,750           --             --              --         14,750
  Inventories.........................     1,090          248             13              --          1,351
  Deferred tax asset..................     4,683        1,962             --              --          6,645
  Prepayments, deposits and other.....     3,893        3,961             --              --          7,854
                                        --------     --------        -------       ---------       --------
                                          71,907      101,411         15,925         (82,000)       107,243
                                        --------     --------        -------       ---------       --------

  Property, plant and equipment,
     net..............................    22,563        4,694          2,919              --         30,176
  Goodwill, net.......................   124,828      331,570         36,743              --        493,141
  Other intangibles, net..............    13,624       40,684          2,492              --         56,800
  Deferred tax asset..................    16,462       (8,994)            --              --          7,468
  Investment in subsidiaries..........   221,915      146,235             --        (368,150)            --
  Investments.........................        --        5,649             --              --          5,649
                                        --------     --------        -------       ---------       --------
                                         399,392      519,838         42,154        (368,150)       593,234
                                        --------     --------        -------       ---------       --------
                                        $471,299     $621,249        $58,079       $(450,150)      $700,477
                                        ========     ========        =======       =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Senior debt facility................  $ 16,489     $     --        $    --       $      --       $ 16,489
  Note payable........................        --           --          2,804              --          2,804
  Accounts payable and accrued
     expenses.........................    38,969       (1,580)         9,656              --         47,045
  Accrued compensation and benefits...    10,562        1,226            623              --         12,411
  Unearned income.....................    15,339       16,723          4,877              --         36,939
                                        --------     --------        -------       ---------       --------
                                          81,359       16,369         17,960              --        115,688
                                        --------     --------        -------       ---------       --------
Long-term liabilities and deferred
  credits:
  Senior debt facility................   164,098           --             --              --        164,098
  Senior subordinated notes...........   180,957           --             --              --        180,957
  Note payable........................    82,000           --            417         (82,000)           417
  Net deferred pension credits........    15,140           --             --              --         15,140
  Intercompany advances...............  (310,773)     266,714         44,059              --             --
  Other...............................     2,097          384          1,166              --          3,647
                                        --------     --------        -------       ---------       --------
                                         133,519      267,098         45,642         (82,000)       364,259
                                        --------     --------        -------       ---------       --------
Stockholders' equity:
  Common stock........................   227,564      355,888          1,465        (357,353)       227,564
  Retained earnings...................    41,251      (18,914)        (4,816)        (10,797)         6,724
  Notes receivable
     officers/directors...............   (10,824)          --             --              --        (10,824)
  Accumulated other comprehensive
     income...........................    (1,570)         808         (2,172)             --         (2,934)
                                        --------     --------        -------       ---------       --------
                                         256,421      337,782         (5,523)       (368,150)       220,530
                                        --------     --------        -------       ---------       --------
                                        $471,299     $621,249        $58,079       $(450,150)      $700,477
                                        ========     ========        =======       =========       ========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF DECEMBER 31, 2000

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                     PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.......  $     --     $  8,678        $ 3,970       $  (1,043)      $ 11,605
  Accounts and notes receivable,
     net..........................    40,592       96,850         12,617         (80,000)        70,059
  Inventories.....................       495          282             21              --            798
  Deferred tax asset..............     3,600        1,962             --              --          5,562
  Prepayments, deposits and
     other........................     5,282        4,710          1,771              --         11,763
                                    --------     --------        -------       ---------       --------
                                      49,969      112,482         18,379         (81,043)        99,787
                                    --------     --------        -------       ---------       --------
  Property, plant and equipment,
     net..........................    28,951        5,462          1,084              --         35,497
  Goodwill, net...................   139,023      405,987         29,616              --        574,626
  Other intangibles, net..........    26,548       25,562          2,012              --         54,122
  Deferred tax asset..............     2,472           --              6          (2,478)            --
  Investment in subsidiaries......   222,801      144,235             --        (367,036)            --
  Investments.....................        --       17,725             --              --         17,725
                                    --------     --------        -------       ---------       --------
                                     419,795      598,971         32,718        (369,514)       681,970
                                    --------     --------        -------       ---------       --------
                                    $469,764     $711,453        $51,097       $(450,557)      $781,757
                                    ========     ========        =======       =========       ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
  Senior debt facility............  $ 11,250     $     --        $    --       $      --       $ 11,250
  Accounts payable and accrued
     expenses.....................    32,273        7,412          6,400          (1,043)        45,042
  Accrued compensation and
     benefits.....................    15,200        2,985            300              --         18,485
  Unearned income.................    17,253       28,860          9,659              --         55,772
                                    --------     --------        -------       ---------       --------
                                      75,976       39,257         16,359          (1,043)       130,549
                                    --------     --------        -------       ---------       --------
Long-term liabilities and deferred
  credits:
  Revolving credit facility.......    91,000           --             --              --         91,000
  Senior debt facility............   199,875           --             --              --        199,875
  Note payable....................    80,000           --             --         (80,000)            --
  Net deferred pension credits....    15,241           --             --              --         15,241
  Deferred tax liability..........        --        8,456             --          (2,478)         5,978
  Intercompany advances...........  (304,754)     269,182         35,572              --             --
  Other...........................     2,549           25            (29)             --          2,545
                                    --------     --------        -------       ---------       --------
                                      83,911      277,663         35,543         (82,478)       314,639
                                    --------     --------        -------       ---------       --------
Stockholders' equity:
  Common stock....................   226,764      353,889          2,350        (356,239)       226,764
  Retained earnings...............    93,406       32,637         (2,501)        (10,797)       112,745
  Notes receivable
     officers/directors...........   (10,207)          --             --              --        (10,207)
  Accumulated other comprehensive
     income.......................       (86)       8,007           (654)             --          7,267
                                    --------     --------        -------       ---------       --------
                                     309,877      394,533           (805)       (367,036)       336,569
                                    --------     --------        -------       ---------       --------
                                    $469,764     $711,453        $51,097       $(450,557)      $781,757
                                    ========     ========        =======       =========       ========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                     PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
REVENUES..........................  $195,126     $130,454        $45,972         $ --         $ 371,552
                                    --------     --------        -------         ----         ---------
OPERATING EXPENSES:
  Editorial, production and
     circulation..................    91,665       45,663         16,051           --           153,379
  Selling, general and
     administrative...............    97,834       57,521         22,549           --           177,904
  Depreciation and amortization...    15,723       26,899          2,870           --            45,492
  Impairment of other assets......    14,164       53,259          2,142           --            69,565
  Restructuring charges...........     6,097       10,169          2,524           --            18,790
                                    --------     --------        -------         ----         ---------
                                     225,483      193,511         46,136           --           465,130
                                    --------     --------        -------         ----         ---------
OPERATING INCOME (LOSS)...........   (30,357)     (63,057)          (164)          --           (93,578)
                                    --------     --------        -------         ----         ---------
OTHER INCOME (EXPENSE):
  Interest expense, net of income
     earned.......................   (32,794)       4,530           (457)          --           (28,721)
  Writedown of Internet
     investments..................        --           --            824           --               824
  Miscellaneous, net..............    (1,285)          --         (1,554)          --            (2,839)
                                    --------     --------        -------         ----         ---------
                                     (34,079)       4,530         (1,187)          --           (30,736)
                                    --------     --------        -------         ----         ---------
LOSS BEFORE INCOME TAXES..........   (64,436)     (58,527)        (1,351)          --          (124,314)
PROVISION (BENEFIT) FOR INCOME
  TAXES...........................   (14,195)      (6,976)           964           --           (20,207)
                                    --------     --------        -------         ----         ---------
NET LOSS..........................  $(50,241)    $(51,551)       $(2,315)        $ --         $(104,107)
                                    ========     ========        =======         ====         =========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                     PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
REVENUES..........................  $219,933     $156,240        $28,398         $ --          $404,571
OPERATING EXPENSES:
  Editorial, production and
     circulation..................    94,730       43,176          9,106           --           147,012
  Selling, general and
     administrative...............   101,394       51,935         12,942           --           166,271
  Depreciation and amortization...    12,500       18,795          2,136           --            33,431
  Restructuring charges...........        --        1,051             --           --             1,051
  Impairment of other assets......     2,095           --             --           --             2,095
                                    --------     --------        -------         ----          --------
                                     210,719      114,957         24,184           --           349,860
                                    --------     --------        -------         ----          --------
OPERATING INCOME..................     9,214       41,283          4,214           --            54,711
                                    --------     --------        -------         ----          --------
OTHER INCOME (EXPENSE):
  Interest expense, net of income
     earned.......................   (16,016)       2,340           (457)          --           (14,133)
  Writedown of Internet
     investments..................    (9,490)          --             --           --            (9,490)
  Gain on sale of investments.....   110,210           --             --           --           110,210
  Miscellaneous, net..............      (950)         377            509           --               (64)
                                    --------     --------        -------         ----          --------
                                      83,754        2,717             52           --            86,523
                                    --------     --------        -------         ----          --------
INCOME BEFORE INCOME TAXES........    92,968       44,000          4,266           --           141,234
PROVISION FOR INCOME TAXES........    30,496       28,238          2,825           --            61,559
                                    --------     --------        -------         ----          --------
INCOME FROM CONTINUING
  OPERATIONS......................    62,472       15,762          1,441           --            79,675
DISCONTINUED OPERATIONS:
  Loss from discontinued
     operations, net..............       (85)          --             --           --               (85)
                                    --------     --------        -------         ----          --------
NET INCOME........................  $ 62,387     $ 15,762        $ 1,441         $ --          $ 79,590
                                    ========     ========        =======         ====          ========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                     PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
REVENUES..........................  $198,137     $85,081         $17,606         $ --          $300,824
OPERATING EXPENSES:
  Editorial, production and
     circulation..................    86,910      23,634           6,380           --           116,924
  Selling, general and
     administrative...............    87,553      21,781           7,258           --           116,592
  Depreciation and amortization...     7,491      18,575           1,852           --            27,918
  Restructuring charges...........        --          --              --           --                --
  Impairment of other assets......        --          --              --           --                --
                                    --------     -------         -------         ----          --------
                                     181,954      63,990          15,490           --           261,434
                                    --------     -------         -------         ----          --------
OPERATING INCOME..................    16,183      21,091           2,116           --            39,390
                                    --------     -------         -------         ----          --------
OTHER INCOME (EXPENSE):
  Interest expense, net of income
     earned.......................   (20,559)         36            (608)          --           (21,131)
  Gain on sale of investments.....     5,906          --              --           --             5,906
  Miscellaneous, net..............       197         (89)           (278)          --              (170)
                                    --------     -------         -------         ----          --------
                                     (14,456)        (53)           (886)          --           (15,395)
                                    --------     -------         -------         ----          --------
INCOME BEFORE INCOME TAXES........     1,727      21,038           1,230           --            23,995
PROVISION FOR INCOME TAXES........     2,304      12,966             795           --            16,065
                                    --------     -------         -------         ----          --------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS......................      (577)      8,072             435           --             7,930
GAIN ON SALE OF DISCONTINUED
  OPERATIONS......................     8,693          --              --           --             8,693
                                    --------     -------         -------         ----          --------
INCOME BEFORE EXTRAORDINARY
  ITEM............................     8,116       8,072             435           --            16,623
EXTRAORDINARY ITEM -- EARLY
  EXTINGUISHMENT OF DEBT..........    (8,413)         --              --           --            (8,413)
                                    --------     -------         -------         ----          --------
NET INCOME (LOSS).................  $   (297)    $ 8,072         $   435         $ --          $  8,210
                                    ========     =======         =======         ====          ========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                    PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------   ------------   -------------   ------------   ------------
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES...........  $ (25,529)    $  (699)        $ 4,842        $ 1,043       $ (20,343)
                                   ---------     -------         -------        -------       ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures...........     (3,735)     (2,153)         (1,714)            --          (7,602)
  Acquisitions, including
     earnouts paid, net of cash
     acquired....................    (12,806)     (3,833)         (3,214)            --         (19,853)
                                   ---------     -------         -------        -------       ---------
     Net cash used for investing
       activities................    (16,541)     (5,986)         (4,928)            --         (27,455)
                                   ---------     -------         -------        -------       ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from senior
     subordinated notes..........    180,836          --              --             --         180,836
  Proceeds from senior debt
     facility....................     45,000          --              --             --          45,000
  Repayment of senior debt
     facility....................   (166,538)         --              --             --        (166,538)
  Repayment of notes payable.....         --          --            (201)            --            (201)
  Employee stock purchase plan
     payments....................       (350)         --              (3)            --            (353)
  Proceeds from deferred shares
     and options exercised.......      1,153          --              --             --           1,153
  Payment of financing costs.....     (1,657)         --              --             --          (1,657)
  Dividends paid.................     (1,914)         --              --             --          (1,914)
                                   ---------     -------         -------        -------       ---------
       Net cash provided by
          financing activities...     56,530          --            (204)            --          56,326
                                   ---------     -------         -------        -------       ---------
Effect of exchange rate..........         58          --              --             --              58
                                   ---------     -------         -------        -------       ---------
       Net increase (decrease) in
          cash and equivalents...     14,518      (6,685)           (290)         1,043           8,586
Cash and equivalents at beginning
  of period......................         --       8,678           3,970         (1,043)         11,605
                                   ---------     -------         -------        -------       ---------
Cash and equivalents at end of
  period.........................  $  14,518     $ 1,993         $ 3,680        $    --       $  20,191
                                   =========     =======         =======        =======       =========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                    PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------   ------------   -------------   ------------   ------------
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES...........  $ (13,600)    $ 15,809        $ 8,074        $(1,043)      $   9,240
                                   ---------     --------        -------        -------       ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures...........    (19,208)      (7,416)          (648)            --         (27,272)
  Acquisitions, including
     earnouts paid, net of cash
     acquired....................   (192,119)      (2,633)        (6,244)            --        (200,996)
  Proceeds from sale of INT Media
     Group Inc. stock............    113,100           --             --             --         113,100
  Net proceeds from sale of
     discontinued operations.....      4,000           --             --             --           4,000
                                   ---------     --------        -------        -------       ---------
     Net cash used for investing
       activities................    (94,227)     (10,049)        (6,892)            --        (111,168)
                                   ---------     --------        -------        -------       ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from senior debt
     facility....................     91,000           --             --             --          91,000
  Repayment of senior debt
     facility....................       (283)          --             --             --            (283)
  Employee stock purchase plan
     payments....................     (3,875)          --             --             --          (3,875)
  Employee stock purchase plan...       (209)          --             --             --            (209)
  Proceeds from deferred shares
     and options exercised.......        473           --             --             --             473
  Dividends paid.................     (3,800)          --             --             --          (3,800)
                                   ---------     --------        -------        -------       ---------
     Net cash provided by
       financing activities......     83,306           --             --             --          83,306
                                   ---------     --------        -------        -------       ---------
Effect of exchange rate..........       (143)          --             --             --            (143)
     Net increase in cash and
       equivalents...............    (24,664)       5,760          1,182         (1,043)        (18,765)
Cash and equivalents at beginning
  of period......................     24,664        2,918          2,788             --          30,370
                                   ---------     --------        -------        -------       ---------
Cash and equivalents at end of
  period.........................  $      --     $  8,678        $ 3,970        $(1,043)      $  11,605
                                   =========     ========        =======        =======       =========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                    PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------   ------------   -------------   ------------   ------------
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES...........  $  28,317     $ 3,160         $2,880          $ --         $  34,357
                                   ---------     -------         ------          ----         ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures...........     (4,602)       (890)          (392)           --            (5,884)
  Acquisitions, including
     earnouts paid, net of cash
     acquired....................    (54,432)     (2,983)            --            --           (57,415)
  Proceeds from sale of INT Media
     Group Inc. stock............      6,640          --             --            --             6,640
  Net proceeds from sale of
     discontinued operations.....  28,889...          --             --            --            28,889
                                   ---------     -------         ------          ----         ---------
     Net cash used for investing
       activities................    (23,505)     (3,873)          (392)           --           (27,770)
                                   ---------     -------         ------          ----         ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from senior debt
     facility....................    259,500          --             --            --           259,500
  Repayment of senior debt
     facility....................   (350,500)         --             --            --          (350,500)
  Payment of notes payable.......     (1,000)         --             --            --            (1,000)
  Payment of financing costs.....     (3,461)         --             --            --            (3,461)
  Proceeds from equity offering,
     net.........................    118,416          --             --            --           118,416
  Proceeds from deferred shares
     and options exercised.......        170          --             --            --               170
  Dividends paid.................     (3,246)         --             --            --            (3,246)
                                   ---------     -------         ------          ----         ---------
     Net cash provided by
       financing activities......     19,879          --             --            --            19,879
                                   ---------     -------         ------          ----         ---------
Effect of exchange rate..........        (49)         --             --            --               (49)
     Net increase in cash and
       equivalents...............     24,642        (713)         2,488            --            26,417
Cash and equivalents at beginning
  of period......................         22       3,631            300            --             3,953
                                   ---------     -------         ------          ----         ---------
Cash and equivalents at end of
  period.........................  $  24,664     $ 2,918         $2,788          $ --         $  30,370
                                   =========     =======         ======          ====         =========

NOTE 20 -- SUBSEQUENT EVENTS

     In January 2002, we sold our remaining 11.8% ownership interest, or approximately 2,973,383 shares, in INT Media for approximately $5.8 million.

     On March 19, 2002, simultaneously with the payment discussed below, Penton amended its credit facility. If Penton were required to file its compliance certificate prior to the amendment of the credit facility, the Company would not have been in compliance with its financial covenants. The amended and restated facility provides for the following: (i) the revolving credit facility was permanently reduced to $40.0 million from $185.0 million; (ii) Penton was relieved of its financial covenants at December 31, 2001 and March 31, 2002;
(iii) Penton

                               PENTON MEDIA, INC.

obtained revised financial covenant requirements after March 31, 2002. For example, our leverage ratio and fixed charge ratio are not applicable until after June 30, 2003 and September 30, 2003, respectively; (iv) the revolver is limited to $15.0 million until the leverage ratio is less than 5.0x or the term loans have been prepaid in full. An additional $10.0 million will become available in the event that not less than $10.0 million is raised from an equity issuance and the proceeds are used to prepay the term loans. Upon receipt of the second-quarter compliance certificate, an additional $5.0 million will become available; (v) in order to access the revolver, the Company must not have more than $7.5 million of cash and cash equivalents available and must be in compliance with the loan documents; and (vi) the amendment also increased the interest rate on the revolver as well as the term A and term B loans, placed additional restrictions on certain payments, limited additional debt and contingent obligations, required additional collateral, limited additional acquisitions and investments, limited our ability to sell assets and limited capital expenditures.

     On March 10, 2002, Penton entered into an agreement, which was subsequently amended and restated on March 18, 2002, with a group of investors led by ABRY Mezzanine Partners, L.P. to sell 50,000 shares of a new series of convertible preferred stock and warrants to purchase 1.6 million shares of the Company's common stock for $50.0 million. Pursuant to this agreement, Penton received gross proceeds of $40.0 million from the sale of 40,000 shares of preferred stock and warrants to purchase 1.28 million shares of the Company's common stock on March 19, 2002. Penton expects to close the remaining $10.0 million within 30 days of the initial closing.

     Significant terms of the new preferred stock are as follows: (i) holders of the preferred shares will have a liquidation preference over holders of common stock; (ii) the initial liquidation value per share will be $1,000. If the preferred stock is not converted or redeemed prior to the sixth anniversary of the date of issuance, the liquidation value will increase to $4,570 per share if stockholder approval has been obtained on certain matters. If the stockholder approval has not been obtained, the liquidation value will increase to $9,140 per share; (iii) dividends accrue at an annual rate of 7% from issuance until year six unless stockholder approval is obtained on certain matters, at which time the rate will decrease to 5% per annum. If the stockholder approval is obtained within six months of the date of issuance, the rate will decrease retroactive to the date of issuance. After the sixth anniversary, dividends accrue at an annual rate of 15%. Upon certain triggering events, the dividend rate may increase by one percentage point per quarter up to a maximum increase of five percentage points; (iv) the dividends are payable semi-annually in cash only if declared by the Company's board of directors and approved by no less than 75% of the convertible preferred stock then outstanding. The provisions of the Company's debt instruments limit our ability to pay dividends in cash, and the Company has no present intention to pay dividends in cash; (v) shares of preferred stock will be convertible at any time at each investor's option into a number of shares of the Company's common stock equal to the liquidation value plus accrued but unpaid dividends, divided by the conversion price. The conversion price will initially be $7.61, and is subject to certain anti-dilution and other adjustments. Subject to certain restrictions, the Company has the option to convert the preferred stock at any time; (vi) if stockholder approval of certain matters is not obtained by June 28, 2002, the conversion price will automatically be reduced by 20%. Thereafter, until such approval is obtained, every 90 days the conversion price will be reduced by 20% of the conversion price then in effect. In no event will the conversion price reduction related to the failure to timely obtain stockholder approval exceed 50% of the conversion price that would have been in effect had the Company obtained stockholder approval. Upon the receipt of stockholder approval, the conversion price will be readjusted as if no adjustments had occurred for failure to timely obtain stockholder approval; (vii) if the Company fails to comply with specific covenants contained in the purchase agreement, the conversion price will be reduced by $0.76 (adjusted for stock splits and similar transactions). The conversion price will readjust to what it would have been absent such breach once the breach is cured; (viii) the Company may redeem the preferred stock at any time, in whole or in part, provided that the redemption price is equivalent to the amount the holders would receive on an as-converted basis using a trailing 30-day period and subject to certain minimum share prices based on the year redeemed; (iv) the preferred stock initially entitles the holders to three seats on our board of directors. Upon the occurrence of certain triggering events, an example of which would include a default resulting in acceleration of indebtedness where the principal amount exceeds $5.0 million

                               PENTON MEDIA, INC.

or final judgments of money aggregating more than $1.0 million are entered against the Company and are not discharged, dismissed, or stayed pending appeal within 90 days, the holders may appoint up to one less than a minimum majority of the Company's board of directors or a minimum majority upon the occurrence of certain events of bankruptcy or insolvency; (x) the holders of the convertible preferred stock are entitled to vote on all matters submitted to a vote of the Company's common stockholders; (xi) the terms of the convertible preferred stock subjects the Company to various covenants, which among other things, limits the Company's ability to sell assets, make any restricted payments or restricted investments, enter into various agreements and grant certain options; (xii) warrants will be issued to purchase an additional 0.32 million shares of the Company's common stock. All warrants will have an initial exercise price of $7.61 per share, subject to certain anti-dilution and other adjustments that mirror those applicable to the convertible preferred stock. The warrants are immediately exercisable and expire 10 years after issuance. The Company is currently studying the accounting for this transaction, including the provisions of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities".

     Net proceeds from the sale of the preferred stock, along with the net proceeds of $5.8 million from the Company's recent sale of our INT Media Group, Inc. common stock and cash on hand from the Company's $12.2 million tax refund, will be used to repay $48.0 million of amounts outstanding under the Company's term loans.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999

                                                     BALANCE AT                            BALANCE AT
                                                     BEGINNING    CHARGE TO                   END
                                                      OF YEAR     EXPENSES    DEDUCTIONS    OF YEAR
                                                     ----------   ---------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
2001 - Allowance for doubtful accounts.............    $3,863      $14,971     $(7,858)     $10,976
2000 - Allowance for doubtful accounts.............    $3,958      $ 1,714     $(1,809)     $ 3,863
1999 - Allowance for doubtful accounts.............    $4,899      $   943     $(1,884)     $ 3,958

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The Information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its 2002 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A no later than 120 days following the end of the fiscal year reported upon.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report.

     1. Financial statements: The following documents are filed as part of this report.

       Report of Independent Accountants.

       Consolidated Balance Sheets as of December 31, 2001 and 2000.

       Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

       Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.

       Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

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

     (b) Reports on Form 8-K

               DATE OF REPORT                                   ITEMS REPORTED
               --------------                                   --------------
       June 8, 2001...................   Item 5.  Other Events
       June 22, 2001..................   Item 5.  Other Events
       September 20, 2001.............   Item 5.  Other Events
                                         Item 7.  Financial Statements, Pro Forma Financial
                                                  Information and Exhibits
       October 30, 2001...............   Item 5.  Other Events
                                         Item 7.  Financial Statements, Pro Forma Financial
                                                  Information and Exhibits
       November 16, 2001..............   Item 5.  Other Events
                                         Item 7.  Financial Statements, Pro Forma Financial
                                                  Information and Exhibits
       March 11, 2002.................   Item 5.  Other Events
                                         Item 7.  Financial Statements, Pro Forma Financial
                                                  Information and Exhibits
       March 13, 2002.................   Item 5.  Other Events
                                         Item 7.  Financial Statements, Pro Forma Financial
                                                  Information and Exhibits
       March 19, 2002.................   Item 5.  Other Events
                                         Item 7.  Financial Statements, Pro Forma Financial
                                                  Information and Exhibits

     (c) Exhibits: The Exhibits listed in the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

EXHIBIT NO.                     DESCRIPTION OF DOCUMENTS
-----------                     ------------------------
    2.1       Asset Purchase Agreement, dated as of May 18, 1999, by and among Penton Media, Inc., New Hope Communications, Inc. and
              R. Douglas Greene (filed as Exhibit 2.0 to the Company's
              Form 8-K/A on August 10, 1999, and incorporated herein by
              reference). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon
              request.
    2.2       Combination Agreement, dated May 21, 1998, by and among
              Penton Media, Inc., D-M Acquisition Corp., Pittway
              Corporation, Donohue Meehan Publishing Company, William C.
              Donohue and John J. Meehan (filed as Exhibit 2.1 to the
              Company's Registration Statement No. 33-56877 and
              incorporated herein by reference). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the
              Commission upon request.
    3.1       Restated Certificate of Incorporation of the Registrant
              (filed as Exhibit 3.1 to the Registrant's Registration
              Statement No. 333-56877 on Form S-1, dated August 5, 1998, and incorporated herein by reference).
    3.2       Certificate of Designation of Series A Junior Participating
              Preferred Stock of Penton Media, Inc. (filed as Exhibit 4.1 to the Company's Form 8-K on June 12, 2000, and incorporated herein by reference).
    3.3       Certificate of Designations, Preferences and Rights of the
              Series B Convertible Preferred Stock of Penton Media, Inc.
              (filed as Exhibit 3.1 to the Company's Form 8-K on March 19,
              2002, and incorporated herein by reference).
    3.4       Amended and Restated Bylaws of the Registrant, filed herein.
    4.1       Form of Warrants to purchase common stock of Penton Media,
              Inc. (filed as Exhibit 4.1 to the Company's Form 8-K on
              March 19, 2002, and incorporated herein by reference).
    4.2       Rights Agreement, dated as of June 9, 2000, between Penton
              Media, Inc. and Harris Trust and Savings Bank, as Rights
              Agent, including a Form of Certificate of Designation of
              Series A Junior Participating Preferred Stock as Exhibit A
              thereto, a Form of Right Certificate as Exhibit B thereto
              and a Summary of Rights to Purchase Preferred Stock as
              Exhibit C thereto (filed as Exhibit 4.1 to the Company's
              Form 8-K on June 12, 2000, and incorporated herein by
              reference).
    4.3       Amendment No. 1, dated as of March 18, 2002, to the Rights
              Agreement, by and between Penton and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the
              Company's Form 8-K on March 19, 2002, and incorporated
              herein by reference).
    4.4       Indenture, dated as of June 28, 2001, between Penton Media,
              Inc., as issuer, the Subsidiary Guarantors named herein, and
              The Bank of New York, as Trustee, including the form of the
              Company's 10.375% Senior Subordinated Notes due June 15,
              2011 attached as Exhibit A thereto (filed as Exhibit 4.1 to the Company's Form 10-Q on August 14, 2001, and incorporated herein by reference).
   10.1       Amended and Restated Series B Convertible Preferred Stock
              and Warrant Purchase Agreement, dated as of March 18, 2002, among Penton Media, Inc. and the investors listed on
              Schedule 1 attached thereto (the 'Investors'), (filed as
              Exhibit 10.1 to the Company's Form 8-K on March 19, 2002,
              and incorporated herein by reference). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.
   10.2       Registration Rights Agreement dated as of March 19, 2002 to be entered into by Penton Media, Inc. and the Investors
              (filed as Exhibit 10.2 to the Company's Form 8-K on March
              19, 2002, and incorporated herein by reference).
   10.3       Amended and Restated Credit Agreement, dated March 8, 2002, between Penton Media, Inc., as borrower, the Lenders Party hereto, as lenders, Banc of America Securities, LLC, as
              syndication agent, Bank One and Fleet National Bank, as
              co-documentation agents and The Bank of New York, as
              administrative agent, filed herewith.

EXHIBIT NO.                     DESCRIPTION OF DOCUMENTS
-----------                     ------------------------
                         MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
   10.4       Penton Media, Inc. Retirement Savings Plan (filed as Exhibit
              4.3 to the Company's Form S-8 on August 27, 1998, and
              incorporated herein by reference).
   10.5       Penton Media, Inc. Management Stock Purchase Plan (filed as
              Exhibit 4.3 to the Company's Form S-8 on March 21, 2000, and
              incorporated herein by reference).
   10.6       Penton Media, Inc. Employee Stock Purchase Plan (filed as
              Exhibit 4.3 to the Company's Form S-8 on November 17, 1999,
              and incorporated herein by reference).
   10.7       Penton Media, Inc. Amended and Restated 1998 Director Stock
              Option Plan (filed as Exhibit 10.4 to the Company's Form
              10-Q on August 14, 2001, and incorporated herein by
              reference).
   10.8       Penton Media, Inc. Amended and Restated 1998 Equity and
              Performance Incentive Plan (filed as Exhibit 10.5 to the
              Company's Form 10-Q on August 14, 2001, and incorporated
              herein by reference).
   10.9       Penton Media, Inc. Retirement Plan (filed as Exhibit 10.9 to the Company's Registration Statement No. 333-56877, and
              incorporated herein by reference).
   10.10      Penton Media, Inc. Senior Executive Bonus Plan (filed as
              Exhibit 10.8 to the Company's Form 10-K on March 30, 2000,
              and incorporated herein by reference).
   10.11      Penton Media, Inc. Supplemental Executive Retirement Plan
              (as Amended and Restated Effective as of January 1, 2000
              (filed as Exhibit 10.9 to the Treference).
   10.12      Amendment to the Employment Agreement, dated December 11,
              2001, between Penton Media, Inc. and David Nussbaum, filed herewith.
   10.13      Amendment to the Restated Employment Agreement, dated
              December 11, 2001, between Penton Media, Inc. and Thomas
              Kemp, filed herewith.
   10.14      Amendment to the Restated Employment Agreement, dated
              December 11, 2001, between Penton Media, Inc. and Daniel J.
              Ramella, filed herewith.
   10.15      Amendment to the Amended and Restated Employment Agreement,
              dated December 11, 2001, between Penton Media, Inc. and
              James W. Zaremba, filed herewith.
   10.16      Amendment to the Employment Agreement, dated December 11,
              2001, between Penton Media, Inc. and Joseph G. NeCastro,
              filed herewith.
   10.17      Amendment to the Employment Agreement, dated December 11,
              2001, between Penton Media, Inc. and Preston L. Vice, filed herewith.
   10.18      Amendment to the Employment Agreement, dated December 11,
              2001, between Penton Media, Inc. and Darrell Denny, filed
              herewith.
   21.        Subsidiaries of Penton Media, Inc.
   23.        Consent of the Independent Accountants.
   24.        Powers of Attorneys.

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

                                          PENTON MEDIA, INC.

                                          By: /s/ JOSEPH G. NECASTRO
                                            ------------------------------------
                                            Name: Joseph G. NeCastro
                                            Title: Chief Financial Officer and
                                              Treasurer

Dated: March 21, 2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 21, 2002.

                   SIGNATURE                                             TITLE
                   ---------                                             -----

/s/ THOMAS L. KEMP                                 Chairman of the Board, Chief Executive Officer and
------------------------------------------------   Director (Principal Executive Officer)
Thomas L. Kemp


/s/ JOSEPH G. NECASTRO                             Chief Financial Officer and Treasurer (Principal
------------------------------------------------   Financial Officer)
Joseph G. NeCastro


/s/ JOCELYN A. BRADFORD                            Vice President and Controller
------------------------------------------------
Jocelyn A. Bradford


/s/ *                                              Director
------------------------------------------------
Paul W. Brown


/s/ *                                              Director
------------------------------------------------
Daniel C. Budde


/s/ *                                              Director
------------------------------------------------
Peni Garber


/s/ *                                              Director
------------------------------------------------
R. Douglas Greene


/s/ *                                              Director
------------------------------------------------
King Harris


/s/ *                                              Director
------------------------------------------------
John J. Meehan


/s/ *                                              Director
------------------------------------------------
David B. Nussbaum


/s/ *                                              Director
------------------------------------------------
Daniel J. Ramella


/s/ *                                              Director
------------------------------------------------
Edward J. Schwartz

                   SIGNATURE                                             TITLE
                   ---------                                             -----


/s/ *                                              Director
------------------------------------------------
Hannah C. Stone


/s/ *                                              Director
------------------------------------------------
William B. Summers


/s/ *                                              Director
------------------------------------------------
Richard B. Swank

---------------

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above named officers and directors of Penton Media, Inc. and files herewith as
  Exhibit 24 on behalf of Penton Media, Inc. and each such person.

March 21, 2002

By: /s/ JOSEPH G. NECASTRO
    ----------------------------------
     Joseph G. NeCastro
     Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION OF DOCUMENTS
-----------                     ------------------------
    2.1       Asset Purchase Agreement, dated as of May 18, 1999, by and among Penton Media, Inc., New Hope Communications, Inc. and
              R. Douglas Greene (filed as Exhibit 2.0 to the Company's
              Form 8-K/A on August 10, 1999, and incorporated herein by
              reference). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon
              request.
    2.2       Combination Agreement, dated May 21, 1998, by and among
              Penton Media, Inc., D-M Acquisition Corp., Pittway
              Corporation, Donohue Meehan Publishing Company, William C.
              Donohue and John J. Meehan (filed as Exhibit 2.1 to the
              Company's Registration Statement No. 33-56877 and
              incorporated herein by reference). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the
              Commission upon request.
    3.1       Restated Certificate of Incorporation of the Registrant
              (filed as Exhibit 3.1 to the Registrant's Registration
              Statement No. 333-56877 on Form S-1, dated August 5, 1998, and incorporated herein by reference).
    3.2       Certificate of Designation of Series A Junior Participating
              Preferred Stock of Penton Media, Inc. (filed as Exhibit 4.1 to the Company's Form 8-K on June 12, 2000, and incorporated herein by reference).
    3.3       Certificate of Designations, Preferences and Rights of the
              Series B Convertible Preferred Stock of Penton Media, Inc.
              (filed as Exhibit 3.1 to the Company's Form 8-K on March 19,
              2002, and incorporated herein by reference).
    3.4       Amended and Restated Bylaws of the Registrant, filed herein.
    4.1       Form of Warrants to purchase common stock of Penton Media,
              Inc. (filed as Exhibit 4.1 to the Company's Form 8-K on
              March 19, 2002, and incorporated herein by reference).
    4.2       Rights Agreement, dated as of June 9, 2000, between Penton
              Media, Inc. and Harris Trust and Savings Bank, as Rights
              Agent, including a Form of Certificate of Designation of
              Series A Junior Participating Preferred Stock as Exhibit A
              thereto, a Form of Right Certificate as Exhibit B thereto
              and a Summary of Rights to Purchase Preferred Stock as
              Exhibit C thereto (filed as Exhibit 4.1 to the Company's
              Form 8-K on June 12, 2000, and incorporated herein by
              reference).
    4.3       Amendment No. 1, dated as of March 18, 2002, to the Rights
              Agreement, by and between Penton and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the
              Company's Form 8-K on March 19, 2002, and incorporated
              herein by reference).
    4.4       Indenture, dated as of June 28, 2001, between Penton Media,
              Inc., as issuer, the Subsidiary Guarantors named herein, and
              The Bank of New York, as Trustee, including the form of the
              Company's 10.375% Senior Subordinated Notes due June 15,
              2011 attached as Exhibit A thereto (filed as Exhibit 4.1 to the Company's Form 10-Q on August 14, 2001, and incorporated herein by reference).
   10.1       Amended and Restated Series B Convertible Preferred Stock
              and Warrant Purchase Agreement, dated as of March 18, 2002, among Penton Media, Inc. and the investors listed on
              Schedule 1 attached thereto (the 'Investors'), (filed as
              Exhibit 10.1 to the Company's Form 8-K on March 19, 2002,
              and incorporated herein by reference). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.
   10.2       Registration Rights Agreement dated as of March 19, 2002 to be entered into by Penton Media, Inc. and the Investors
              (filed as Exhibit 10.2 to the Company's Form 8-K on March
              19, 2002, and incorporated herein by reference).
   10.3       Amended and Restated Credit Agreement, dated March 8, 2002, between Penton Media, Inc., as borrower, the Lenders Party hereto, as lenders, Banc of America Securities, LLC, as
              syndication agent, Bank One and Fleet National Bank, as
              co-documentation agents and The Bank of New York, as
              administrative agent, filed herewith.

EXHIBIT NO.                     DESCRIPTION OF DOCUMENTS
-----------                     ------------------------
                         MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
   10.4       Penton Media, Inc. Retirement Savings Plan (filed as Exhibit
              4.3 to the Company's Form S-8 on August 27, 1998, and
              incorporated herein by reference).
   10.5       Penton Media, Inc. Management Stock Purchase Plan (filed as
              Exhibit 4.3 to the Company's Form S-8 on March 21, 2000, and
              incorporated herein by reference).
   10.6       Penton Media, Inc. Employee Stock Purchase Plan (filed as
              Exhibit 4.3 to the Company's Form S-8 on November 17, 1999,
              and incorporated herein by reference).
   10.7       Penton Media, Inc. Amended and Restated 1998 Director Stock
              Option Plan (filed as Exhibit 10.4 to the Company's Form
              10-Q on August 14, 2001, and incorporated herein by
              reference).
   10.8       Penton Media, Inc. Amended and Restated 1998 Equity and
              Performance Incentive Plan (filed as Exhibit 10.5 to the
              Company's Form 10-Q on August 14, 2001, and incorporated
              herein by reference).
   10.9       Penton Media, Inc. Retirement Plan (filed as Exhibit 10.9 to the Company's Registration Statement No. 333-56877, and
              incorporated herein by reference).
   10.10      Penton Media, Inc. Senior Executive Bonus Plan (filed as
              Exhibit 10.8 to the Company's Form 10-K on March 30, 2000,
              and incorporated herein by reference).
   10.11      Penton Media, Inc. Supplemental Executive Retirement Plan
              (as Amended and Restated Effective as of January 1, 2000
              (filed as Exhibit 10.9 to the Company's Form 10-K on March
              30, 2000, and incorporated herein by reference).
   10.12      Amendment to the Employment Agreement, dated December 11,
              2001, between Penton Media, Inc. and David Nussbaum, filed herewith.
   10.13      Amendment to the Restated Employment Agreement, dated
              December 11, 2001, between Penton Media, Inc. and Thomas
              Kemp, filed herewith.
   10.14      Amendment to the Restated Employment Agreement, dated
              December 11, 2001, between Penton Media, Inc. and Daniel J.
              Ramella, filed herewith.
   10.15      Amendment to the Amended and Restated Employment Agreement,
              dated December 11, 2001, between Penton Media, Inc. and
              James W. Zaremba, filed herewith.
   10.16      Amendment to the Employment Agreement, dated December 11,
              2001, between Penton Media, Inc. and Joseph G. NeCastro,
              filed herewith.
   10.17      Amendment to the Employment Agreement, dated December 11,
              2001, between Penton Media, Inc. and Preston L. Vice, filed herewith.
   10.18      Amendment to the Employment Agreement, dated December 11,
              2001, between Penton Media, Inc. and Darrell Denny, filed
              herewith.
   21.        Subsidiaries of Penton Media, Inc.
   23.        Consent of the Independent Accountants.
   24.        Powers of Attorneys.