Form 10-Q
period 2002-03-31
PENTON MEDIA INC
filed 2002-05-15
CIK 1062441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                              -------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 14, 2002).

                         Common Stock: 31,867,825 shares

                               PENTON MEDIA, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at March 31, 2002 and December 31, 2001                      3

                  Consolidated Statements of Operations for the Three Months Ended
                     March 31, 2002 and 2001                                                               5

                  Consolidated Statements of Cash Flows for the Three Months Ended
                     March 31, 2002 and 2001                                                               6

                  Notes to Consolidated Financial Statements                                               7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                        30

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk                               44

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                        45

         Signature                                                                                        46

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 March 31,         December 31,
                                                                                   2002                2001
                                                                                ----------         -----------
ASSETS                                                                          (unaudited)
------

CURRENT ASSETS:
  Cash and cash equivalents                                                     $   36,547         $    20,191
  Accounts and notes receivable, less allowance for doubtful
    accounts of $9,493 and $10,976 in 2002 and 2001, respectively                   49,977              56,452
  Income taxes receivable                                                            2,480              14,750
  Inventories                                                                        1,100               1,351
  Deferred tax assets                                                                6,645               6,645
  Prepayments, deposits and other                                                   11,337               7,854
                                                                                ----------         -----------
                                                                                   108,086             107,243
                                                                                ----------         -----------

PROPERTY, PLANT AND EQUIPMENT:
  Land, buildings and improvements                                                   8,824               8,846
  Machinery and equipment                                                           61,201              62,056
                                                                                ----------         -----------
                                                                                    70,025              70,902
 Less: accumulated depreciation                                                     41,603              40,726
                                                                                ----------         -----------
                                                                                    28,422              30,176
                                                                                ----------         -----------

OTHER ASSETS:
  Goodwill, less accumulated amortization of
    $76,517 in 2002 and 2001, respectively                                         493,837             493,141
  Other intangibles, less accumulated amortization of
    $21,798 and $21,384 in 2002 and 2001, respectively                              61,146              56,800
  Deferred tax assets                                                                8,006               7,468
  Investments                                                                            -               5,649
                                                                                ----------         -----------
                                                                                   562,989             563,058
                                                                                ----------         -----------
                                                                                $  699,497         $   700,477
                                                                                ==========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 March 31,         December 31,
                                                                                   2002                2001
                                                                                ----------         -----------
                                                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Senior secured credit facility                                                $        -         $    16,489
  Note payable                                                                       2,804               2,804
  Accounts payable                                                                   9,780              12,094
  Income taxes payable                                                               1,471               3,674
  Accrued earnouts                                                                   6,272               6,572
  Accrued compensation and benefits                                                 13,614              12,411
  Other accrued expenses                                                            24,662              24,705
  Unearned income, principally trade
    show and conference deposits                                                    30,885              36,939
                                                                                ----------         -----------
                                                                                    89,488             115,688
                                                                                ----------         -----------

LONG-TERM LIABILITIES AND DEFERRED CREDITS:
  Senior secured credit facility                                                         -             164,098
  Senior secured notes, net of discount                                            156,717                   -
  Senior subordinated notes, net of discount                                       171,236             180,957
  Note payable                                                                         417                 417
  Net deferred pension credits                                                      15,441              15,140
  Other                                                                              3,303               3,647
                                                                                ----------         -----------
                                                                                   347,114             364,259
                                                                                ----------         -----------

Mandatorily redeemable convertible preferred stock; par value $0.01 per share;
   50,000 shares issued and outstanding; redeemable
   at $1,000 per share                                                                 363                   -

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $0.01 per share; 1,950,000 shares
   authorized; none issued or outstanding                                                -                   -
 Common stock, par value $0.01 per share; 60,000,000 shares
   authorized; 31,910,325 shares issued and outstanding                                319                 319
 Capital in excess of par value                                                    273,464             227,245
 Retained earnings                                                                   2,128               6,724
 Notes receivable officers/directors                                              (10,824)            (10,824)
 Accumulated other comprehensive loss                                              (2,555)             (2,934)
                                                                                ----------         -----------
                                                                                   262,532             220,530
                                                                                ----------         -----------
                                                                                $  699,497         $   700,477
                                                                                ==========         ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       (UNAUDITED; DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     ----------------------
                                                                                      2002             2001
                                                                                   ---------         --------
REVENUES                                                                        $      63,175    $     112,693
                                                                                -------------    -------------

OPERATING EXPENSES:
  Editorial, production and circulation                                                25,853           40,841
  Selling, general and administrative                                                  32,647           51,944
  Restructuring charge (credit)                                                         (263)            5,567
  Depreciation and amortization                                                         4,456           11,579
                                                                                -------------    -------------
                                                                                       62,693          109,931
                                                                                -------------    -------------

OPERATING INCOME                                                                          482            2,762
                                                                                -------------    -------------

OTHER INCOME (EXPENSE):
  Interest expense, net of interest earned                                            (9,056)          (6,001)
  Gain on sale of investments                                                           1,491                -
  Miscellaneous, net                                                                    (139)               51
                                                                                -------------    -------------
                                                                                      (7,704)          (5,950)
                                                                                -------------    -------------

LOSS BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                                                               (7,222)          (3,188)

BENEFIT FOR INCOME TAXES                                                                2,823            1,910
                                                                                -------------    -------------

LOSS BEFORE EXTRAORDINARY ITEM                                                        (4,399)          (1,278)

EXTRAORDINARY ITEM, net of taxes                                                          166                -
                                                                                -------------    -------------
NET LOSS                                                                              (4,233)          (1,278)

AMORTIZATION OF DEEMED DIVIDEND
         AND ACCRETION OF PREFERRED STOCK                                               (363)                -
                                                                                -------------    -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                      $     (4,596)    $     (1,278)
                                                                                =============    =============

NET LOSS PER COMMON SHARE - Basic and diluted
  Loss from operations                                                          $      (0.15)    $      (0.04)
  Extraordinary item, net of taxes                                                       0.01                -
                                                                                -------------    -------------
  Net loss per common share                                                     $      (0.14)    $      (0.04)
                                                                                =============    =============

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
         Basic                                                                         31,970           31,876
                                                                                =============    =============
         Diluted                                                                       31,970           31,876
                                                                                =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED; DOLLARS IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                ------------------------------

                                                                                   2002                2001
                                                                               ------------       -----------

Net cash provided by (used for) operating activities                            $    6,010         $    (9,927)
                                                                                ----------         -----------

Cash flows from investing activities:
    Capital expenditures                                                              (578)             (2,385)
    Acquisitions, including earnouts paid, net of cash acquired                       (300)            (16,993)
    Proceeds from sale of INT Media Group, Inc. common stock                         5,801                   -
                                                                                ----------         -----------
Net cash provided by (used for) investing activities                                 4,923             (19,378)
                                                                                ----------         -----------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock
        and warrants, net of issue costs                                            46,122                   -
    Proceeds from issuance of senior secured notes                                 156,717                   -
    Purchase of $10.0 million of senior subordinated notes                          (8,375)                  -
    Repayment of senior secured credit facility                                   (180,587)             (1,938)
    Proceeds from senior secured credit facility                                         -              35,000
    Payments for employee stock purchase plan                                         (299)                (23)
    Proceeds from deferred shares and options exercised                                  -                 888
    Payment of financing fees                                                       (8,145)                  -
    Dividends paid                                                                       -                (955)
                                                                                ----------         -----------
Net cash provided by financing activities                                            5,433              32,972
                                                                                ----------         -----------

Effect of exchange rate changes on cash                                                (10)                (79)
                                                                                ----------         -----------

    Net increase in cash and cash equivalents                                       16,356               3,588
Cash and cash equivalents at beginning of period                                    20,191              11,605
                                                                                ----------         -----------
Cash and cash equivalents at end of period                                      $   36,547         $    15,193
                                                                                ==========         ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


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

The accompanying unaudited interim consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

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

NOTE 2 - GOODWILL AND OTHER INTANGIBLES

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives are no longer required to be amortized, but instead be tested for impairment, at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment pursuant to the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The Company adopted SFAS 141 and SFAS 142 effective January 1, 2002. The adoption of SFAS 141 did not have a material impact on the Company. In adopting SFAS 142, the Company no longer amortizes goodwill. All other intangibles are considered to have definite lives, which have been reassessed by the Company as of January 1, 2002. Penton expects to complete its goodwill impairment test under SFAS 142 by September 30, 2002. The Company's impairment analysis for other intangibles did not result in any impairment charges.

The following pro forma financial information compares the Company's net loss for the three months ended March 31, 2002 and 2001 had the provisions of SFAS 142 been applied on January 1, 2001 (amounts in thousands, except per share data):

                             PENTON MEDIA, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

                                                                              THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                        2002               2001
                                                                     ------------      ------------

Net loss                                                             $    (4,233)      $    (1,278)
Goodwill amortization, net of tax                                               -             3,689
                                                                     ------------      ------------
Adjusted net income (loss)                                                (4,233)             2,411
                                                                     ------------      ------------
Amortization of deemed dividend and accretion of
        preferred stock                                                     (363)                 -
                                                                     ------------      ------------
Reported net loss applicable to common stockholders                  $     (4,596)     $      2,411
                                                                     =============     ============

Basic and diluted earnings per share:
     Reported net loss applicable to common stockholders             $     (0.14)      $     (0.04)
     Goodwill amortization, net of tax                                          -              0.12
                                                                     ------------      ------------
        Adjusted net income (loss) applicable to
             common stockholders                                     $     (0.14)      $       0.08
                                                                     ============      ============

Weighted-average shares outstanding                                        31,970            31,876
                                                                     ============      ============

Identifiable intangible assets, exclusive of goodwill, as of March 31, 2002, are recorded in Other Intangibles in the Consolidated Balance Sheets and comprise of:

                                                              GROSS                                 NET
                                                            CARRYING          ACCUMULATED          BOOK
                                                              VALUE          AMORTIZATION          VALUE
                                                          ------------      -------------      -----------
     Trade names                                          $     14,225      $    (4,524)       $     9,701
     Mailing/ exhibitor lists                                   40,214          (11,783)            28,431
     Advertiser relationships                                    7,200           (1,290)             5,910
     Acquisition costs                                           5,039           (2,234)             2,805
     Subscriber relationships                                    2,100             (153)             1,947
     Sponsor relationships                                       2,112             (528)             1,584
     Noncompete agreements                                       1,509             (984)               525
                                                          ------------      ------------       -----------
          Balance at March 31, 2002                       $     72,399      $   (21,496)       $    50,903
                                                          ============      ============       ===========

Total amortization expense for identifiable intangible assets was $2.3 million and $1.7 million for the three months ended March 31, 2002 and 2001, respectively. Amortization expense is estimated for each of the five succeeding years as follows:

                                                                 AMOUNT
                Fiscal year ended December 31:
                                          2002                  $  9,644
                                          2003                  $  8,371
                                          2004                  $  5,688
                                          2005                  $  5,217
                                          2006                  $  4,981
                                          2007                  $  4,400

                       PENTON MEDIA, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 3 - ACQUISITIONS

2001 ACQUISITIONS

In 2001, Penton acquired nine companies for an aggregate purchase price of approximately $9.7 million in cash and $3.5 million in promissory notes, with potential contingent consideration of up to $4.8 million based on the achievement of specified business targets through 2003. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $11.5 million.

At March 31, 2002, Penton had $6.3 million accrued for contingent consideration. Of the amount accrued, approximately $1.5 million is payable in shares of common stock with the balance payable in cash. The Company expects to issue the shares of common stock and pay approximately $1.2 million in cash during the second quarter of 2002, with the balance payable in the second half of the year. Cash of $0.3 million was paid in the first quarter of 2002 for contingent considerations.

At March 31, 2002, the remaining maximum potential liability for future contingent consideration is approximately $56.5 million. Contingent considerations are payable based on achieving specified performance goals, such as reaching certain revenue or EBITDA levels. The earnout period for $52.2 million of the total contingent consideration expires at December 31, 2002; $0.4 million expires at January 31, 2003; and $3.9 million expires at December 31, 2003. If the contingent consideration based on attaining certain revenue levels for Duke Communications International, Inc. does not equal at least $15.0 million at the end of 2002, an additional year will be added to achieve up to, but not more than, a total cumulative revenue contingent payment of $15.0 million. Contingent payments earned are recorded as additional goodwill, pursuant to the provisions of EITF 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," and tested for impairment at least annually as required under SFAS 142.

NOTE 4 - INVESTMENTS

In January 2002, Penton sold its remaining 11.8% ownership interest, or 2,973,383 shares, in INT Media Group, Inc. for approximately $5.8 million in cash, and recognized a gain of approximately $1.5 million.

NOTE 5 - DEBT

SENIOR SECURED NOTES

In March 2002, Penton issued $157.5 million of 11 7/8% senior secured notes (the "Secured Notes") due in 2007 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. Interest is payable on the Secured Notes semi-annually on April 1 and October 1. The Secured Notes are fully and unconditionally guaranteed on a senior basis by all of Penton's domestic subsidiaries. Penton may redeem the Secured Notes, in whole or in part, during the periods October 1, 2005 through September 30, 2006 and October 1, 2006 and thereafter at redemption prices of 105.9375% and 100.0000% of the principal amount, respectively, together with accrued and unpaid interest. In addition, at any time prior to October 1, 2005, up to 35% of the aggregate principal amount of the Secured Notes may be redeemed at Penton's option, within 90 days of certain public equity offerings of its common stock, at a redemption price equal to 111.875% of the principal amount, together with accrued and unpaid interest.

The Secured Notes were offered at a discount of $0.8 million, which is being amortized, using the interest method, over the term of the Secured Notes. Amortization of the discount was not material for the three months ended March 31, 2002. Costs representing underwriting fees and other professional fees of $6.6 million are

                            PENTON MEDIA, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


being amortized over the term of the Secured Notes. Net proceeds of $150.9 million were used to pay down $83.6 million of Penton's term loan A facility and $49.0 million of its term loan B facility, and to repurchase $10.0 million of the Company's 10 3/8% senior subordinated notes for $8.7 million. The remaining net proceeds of $9.6 million were used for general corporate purposes. The Secured Notes rank senior in right to all of Penton's subordinated indebtedness, including the 10 3/8% senior subordinated notes due in 2011, and equal in right of payment with all of the Company's other senior indebtedness, which is approximately $3.2 million at March 31, 2002. The Secured Notes contain covenants that will, among other things, limit the Company's ability to pay dividends, incur additional debt, sell assets, and enter into mergers or consolidations.

SENIOR SUBORDINATED NOTES

In June 2001, Penton issued $185.0 million of 10 3/8% senior subordinated notes (the "Subordinated Notes") due in 2011. Interest is payable on the Subordinated Notes semi-annually on June 15 and December 15. The Subordinated Notes are guaranteed, on a senior subordinated basis, by the Company's domestic subsidiaries and may be redeemed on or after June 15, 2006. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Subordinated Notes before June 15, 2004 with the proceeds of certain equity offerings. The Subordinated Notes were offered at a discount of $4.2 million, which is being amortized using the interest method, over the term of the Subordinated Notes. Amortization of the discount was $0.06 million for the three months ended March 31, 2002. Costs representing underwriting fees and other professional fees of $1.7 million are being amortized over the term of the Subordinated Notes. Net proceeds of $180.2 million were used to pay down $136.0 million under the revolving credit facility, $12.8 million of term loan A and $7.2 million of term loan B. The remaining net proceeds of $24.2 million were used for general corporate purposes. The Subordinated Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the credit facility. The Subordinated Notes contain covenants that will, among other things, restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments, sell assets, and enter into mergers or consolidations.

In March 2002, the Company repurchased $10.0 million of the Subordinated Notes with $8.7 million of the proceeds from the Secured Note offering, resulting in an extraordinary gain of $0.8 million ($0.03 per diluted share), net of $0.6 million in taxes.

SENIOR SECURED CREDIT FACILITY

Penton maintained a credit agreement with several banks under which it could borrow up to $400.0 million. The agreement provided for a revolving credit facility of up to $185.0 million, a long-term loan of $140.0 million ("term loan A") and a long-term loan of $75.0 million ("term loan B"). At December 31, 2001, Penton had no amounts outstanding under the revolving credit facility, $113.8 million outstanding under term loan A and $66.7 million outstanding under term loan B.

In March 2002, Penton amended its senior credit facility and paid off its term loan A and term loan B facilities from the proceeds received from the sale of preferred shares (see Note 6 - Mandatorily Redeemable Convertible Preferred Stock), proceeds received from the sale of INT Media Group, Inc. common stock (see Note 4 - Investments), cash on hand from a tax refund of approximately $12.2 million, and the issuance of $157.5 million in Secured Notes mentioned above. The amended and restated facility provides for a maximum revolving credit facility of $40.0 million, which is limited to 80% of eligible receivables. In order to access the revolver, the Company must not have more than $7.5 million of cash and cash equivalents available, must be in compliance with the loan documents and must submit a borrowing base certificate immediately prior to each extension of credit. In addition, the Company is required to prepay the revolver in the event that it is overextended on its eligible receivables, or it has more than $7.5 million in cash and cash equivalents at the end of any month. The amended agreement has no financial covenants; however, the amendment increases the interest rate on the revolver, places additional restrictions on

                            PENTON MEDIA, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


certain payments, limits additional debt and contingent obligations, requires additional collateral, restricts additional acquisitions and investments, limits Penton's ability to sell assets, and limits capital expenditures.

The revolving credit facility bears interest, at Penton's option, at either the Alternative Base Rate ("ABR"), defined as the higher of the Administrative Agent's Prime Rate or the Federal Funds Rate plus 0.50%, or at LIBOR, plus a rate margin ranging from 2.75% to 4.25% based on Penton's consolidated leverage ratio, defined as the ratio of total debt to total adjusted EBITDA. At March 31, 2002, $26.6 million was available under the revolving credit facility, however, no amounts were outstanding. The commitment under the revolving credit facility decreases by 15% in 2003, 30% in 2004, 35% in 2005 and 20% in 2006. Penton has agreed to pay a commitment fee ranging from 0.375% to 0.50%, based on Penton's consolidated leverage ratio, on the average unused portion of the revolving credit facility commitment.

The extinguishment of the term loans resulted in a non-cash extraordinary charge of $0.7 million ($0.02 per diluted share), net of $0.5 million in taxes, relating to the write-off of unamortized deferred finance costs.

Cash paid for interest for the three months ended March 31, 2002 and 2001 was $2.0 million and $5.4 million, respectively. The drop in interest paid in the first quarter of 2002 compared with 2001 is due to the timing of interest payments on the Secured Notes and the Subordinated Notes compared with the requirements under our term loans. Included in interest expense in the Consolidated Statements of Operations are $0.2 million and $0.5 million of interest income for the three months ended March 31, 2002 and 2001, respectively.

NOTES PAYABLE

The notes payable at March 31, 2002 represents indebtedness resulting from the acquisition of Hillgate Communications Ltd. in February 2001. Loan note A in the amount of $2.8 million bears interest at 1% and matures in April 2004. However, the holders of loan note A have the option to demand payment anytime after April 30, 2002. Loan note B in the amount of $0.4 million bears interest at 0.5% and matures in July 2004. However, the holders of loan note B have the option to demand payment anytime after April 30, 2004. Both notes are denominated in British pounds. In May 2002, loan note A was paid in full.

NOTE 6 - MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 19, 2002, the Company issued 40,000 shares of its Series B Convertible Preferred Stock, par value $0.01 per share (the "preferred stock"), and warrants (the "warrants") to purchase 1,280,000 shares of Penton's common stock, par value $0.01 per share, for $40.0 million in a private placement to institutional investors and affiliated entities. On March 28, 2002, the Company issued an additional 10,000 shares of preferred stock, par value $0.01 per share, and warrants to purchase an additional 320,000 shares of Penton's common stock, par value $0.01 per share, for $10.0 million to the same group of investors. The net proceeds from the sale of the preferred stock and warrants were used to repay the term loan indebtedness under Penton's senior credit facility (see Note 5 - Debt.)

The net proceeds of $46.2 million from the issuance of the preferred stock and warrants, net of issue costs of $3.8 million, have been allocated to the preferred stock and warrants based on the relative fair values of each security as of the respective commitment dates noted above. Approximately $4.1 million was allocated to the warrants and was recorded in additional paid in capital resulting in a discount to the preferred stock, which is being amortized as preferred stock dividends from the issuance date to the mandatory redemption date. The fair value of the warrants was determined using the Black-Scholes pricing model.

The balance of the net proceeds, approximately $42.1 million was allocated to the preferred stock, which because of its mandatory redemption date is classified outside of permanent equity. Pursuant to the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable

                            PENTON MEDIA, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


Conversion Ratios" and EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments," the entire amount of $42.1 million has been recorded as a beneficial conversion feature in Capital in Excess of Par Value resulting in an additional discount to the preferred stock. This beneficial conversion feature is being recognized, using the interest method, as a deemed dividend to the preferred stockholders and an increase in the carrying value of the preferred stock from the issuance date to the 10 year mandatory redemption date.

The preferred stock is also being accreted to its maximum redemption amount possible pursuant to Topic D-98, "Classification and Measurement of Redeemable Securities" using the interest method from the issuance date to the 10-year mandatory redemption date. For the three months ended March 31, 2002, the amortization of the warrant and beneficial conversion feature discounts together with accretion of the preferred stock to its maximum redemption price resulted in an aggregate charge to retained earnings of $0.4 million which increased the loss applicable to common stockholders by this amount.

Pursuant to the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," the preferred stock agreement contains certain embedded derivative features that are required to be bifurcated from the preferred stock and recognized at fair value with changes in fair value reflected in income. These features principally relate to certain contingent payment provisions that are indexed to the company's equity security prices. As of March 31, 2002, however, the estimated fair value of those embedded derivative features requiring bifurcation from the preferred stock was not significant.

The following is a description of the material terms of the preferred stock and warrants:

Liquidation Preference:

The preferred stock has preferences in the event of liquidation, dissolution, winding up, or change in control. Upon the occurrence of any such event, the preferred stockholder will be entitled to be paid in cash.

The initial liquidation value of the preferred stock is $1,000 per share. If the preferred stock is not converted or redeemed prior to March 19, 2008, the liquidation value will increase to $4,570 per share if stockholder approval of:
(i) the issuance of common stock upon the conversion of the Series B preferred stock and upon exercise of the warrants and (ii) authorization of an increase to the number of authorized common shares has been obtained as of such date or, to $9,140 per share if such approval has not been obtained.

Dividends:

From the date of issuance until March 19, 2008, the dividends on the preferred stock will accrue daily on the sum of the then-applicable liquidation value and the accrued dividends thereon at an annual rate of 7% per annum unless, at any time during such period, the stockholder approval has been obtained. The dividend rate will decrease to 5% per annum upon receipt of the stockholder approval. The dividend rate will decrease to 5% per annum retroactive to the date of issuance of the preferred stock, to the extent of any preferred stock still outstanding, if Penton obtains the stockholder approval by September 19, 2002. Otherwise, the reduced dividend will apply only from and after the date such approval is obtained. From and after March 19, 2008, the dividends will accrue at a rate of 15% per annum.

Dividends are payable semi-annually in cash only if declared by Penton's board of directors and approved by holders of no less than 75% of the preferred stock then outstanding. The provisions of Penton's debt instruments limit its ability to pay dividends in cash, and the Company has no present intention to either declare or pay cash dividends on the preferred stock.

                            PENTON MEDIA, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Upon the occurrence of certain triggering events, the dividend rate increases by one percentage point, with additional one-percentage-point increases per quarter up to a maximum increase of five percentage points.

Conversion Provisions:

Each share of preferred stock is convertible, at any time, subject to certain restrictions, at the holder's option into a number of shares of Penton's common stock, computed by multiplying the number of shares of preferred stock to be converted by the liquidation value, plus accrued but unpaid dividends, divided by the conversion price. The conversion price for the preferred stock initially will be $7.61 per share, subject to certain anti-dilution adjustments.

The Company also can convert the preferred stock, subject to certain restrictions, into a number of common shares, computed by multiplying the number of shares of preferred stock to be converted by the liquidation value, plus accrued but unpaid dividends, divided by the conversion price. Among others, the restrictions include the market price of the common shares being equal to or greater than the applicable share minimum noted below.

Company's Redemption Provisions:

The Company can redeem the preferred stock at any time, in whole or in part, at a cash redemption price equal to the product of the number of shares of common stock into which the preferred shares can be converted, without actually requiring such conversion, and the greater of the volume weighted-average closing share price of Penton's common stock for the preceding 30 trading days, or the applicable minimum share price derived from the following schedule (as the same may be adjusted for stock splits and similar transactions):

     If being redeemed prior to the third anniversary                           $15.18
     If being redeemed after the third, but before the fourth anniversary       $17.51
     If being redeemed after the fourth, but before the fifth anniversary       $19.31
     If being redeemed after the fifth, but before the sixth anniversary        $23.26

Holder's Redemption Provisions:

Any holder of preferred stock may require Penton to redeem all of its preferred stock at the redemption price noted above in the event of a change of control.

On the 10th anniversary of the original date of issuance, the Company will redeem all of the preferred stock then outstanding at a redemption price per share equal to the greater of the liquidation value of such shares (plus unpaid dividends) or the applicable optional redemption price noted above.

Scheduled Redemption:

In April 2002, Penton reached an agreement with its preferred stockholders to eliminate the scheduled redemption date of the preferred stock. Penton is seeking an amendment of the preferred stock indenture to eliminate the contractual redemption in ten years, which if obtained will eliminate the present requirement to accrete the preferred stock to the maximum possible redemption amount by such date. However, Penton is not seeking to eliminate the preferred stockholders' right to require the Company to redeem the security upon the occurrence of certain contingent events. To the extent that redemption of the preferred stock becomes probable of occurring in the future pursuant to a contingent redemption provision of the preferred stock, accretion to the maximum redemption amount will be required at such time. In order to amend the terms of the preferred stock, the affirmative vote of the holders of a majority our outstanding common and preferred stock is required. If stockholders do not approve this amendment to the terms of the preferred stock, we intend to eliminate the scheduled

                            PENTON MEDIA, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

redemption date by exchanging the outstanding preferred stock for a new series of preferred stock that will not have a scheduled redemption date.

Conversion Prices:

The initial conversion price is $7.61 per share (subject to certain anti-dilution adjustments) until the sixth anniversary of issuance, at which time the price may be adjusted to the lesser of (a) the conversion price in effect on the sixth anniversary, or (b) the greater of 90% of the market price of the Company's common stock on the conversion date or $4.50.

If Penton does not obtain the stockholder approval of (i) the issuance of common stock upon the conversion of the Series B preferred stock and upon exercise of the warrants and (ii) authorization of an increase to the number of authorized common shares on or prior to June 28, 2002, the conversion price will be automatically reduced by 20%. Thereafter, until Penton obtains such approval, every 90 days the conversion price will be reduced by 20% of the conversion price then in effect. In no event will the conversion price reduction related to the failure to timely obtain the stockholder approval exceed 50% of the conversion price that would have been in effect had Penton not failed to obtain the stockholder approval, and upon the Company's receipt of the stockholder approval, the conversion price will be readjusted as if no adjustments for failure to timely obtain the stockholder approval had occurred.

In addition, if Penton fails to comply with specific covenants contained in the purchase agreement, the conversion price of the preferred stock will be reduced by $0.76 (adjusted for stock splits and similar transactions). The conversion price will adjust to what it would have been absent such breach (to the extent of any shares of preferred stock still outstanding) once the breach is cured. No such reduction to the conversion price will be made at any time that representatives of the investors constitute a majority of the board of directors. Finally, if Penton's leverage ratio (as defined in the purchase agreement) exceeds 7.5 to 1.0 for any quarterly period beginning on December 31, 2002, and such leverage ratio remains in excess of 7.5 to 1.0 for a period of 90 days, the conversion price of the preferred stock will be reduced by $0.76 (adjusted for stock splits and similar transactions). Thereafter, until the leverage ratio reduces below 7.5 to 1.0, every 90 days the conversion price will be reduced by another $0.76 (adjusted for stock splits and similar transactions), subject to a maximum reduction not to exceed $3.80 (adjusted for stock splits and similar transactions). The conversion price will adjust to what it would have been absent such event (to the extent of any shares of preferred stock still outstanding) once the leverage ratio reduces below 7.5 to 1.0. No such reduction to the conversion price will be made at any time that representatives of the investors constitute a majority of the board of directors.

Board Representation:

The preferred stock entitles the holders thereof initially to three board seats. On March 19, 2008, the holders of a majority of the preferred stock then outstanding, if any, will be entitled to appoint one less than a minimum majority of the board of directors. However, at such time as the holders of preferred stock cease to hold shares of preferred stock having an aggregate liquidation preference of at least $25 million, they will lose the right to appoint the director for one of these board seats. At such time as the holders of preferred stock cease to hold shares of preferred stock having an aggregate liquidation preference of at least $10 million, and such holders' beneficial ownership of Penton's preferred stock and common stock constitutes less than 5% of the aggregate voting power of the Company's voting securities, the holders of preferred stock will no longer have the right to appoint any directors to the board of directors.

In addition, upon the occurrence of certain triggering events, the holders of a majority of the preferred stock may appoint a minimum majority of Penton's board of directors. At such time as the holders of preferred stock cease to hold shares of preferred stock having an aggregate liquidation preference of at least $10 million and such holders' beneficial ownership of Penton's preferred stock and common stock constitutes less than 5% of the

                            PENTON MEDIA, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

aggregate voting power of the Company's voting securities, the holders of preferred stock will no longer have the right to appoint additional directors upon these events.

Penton has also granted the holders of the preferred stock the right to have representatives attend meetings of the board of directors after such time as they are no longer entitled to appoint any members to the board of directors until such time as they no longer own any preferred stock, warrants or shares of common stock issued upon conversion of the preferred stock and exercise of the warrants.

Voting Rights:

The holders of the preferred stock are entitled to vote on all matters submitted to a vote of Penton's stockholders, voting as a single class with the common stockholders on an as-converted basis. In addition, Penton may not, without the affirmative vote of the holders of not less than 75% of the preferred stock then outstanding, declare and pay dividends, impact the existing classes of capital stock, and increase the size of the board, among other conditions.

Covenant:

The terms of the preferred stock have several financial and non-financial covenants. As of March 31, 2002, Penton was in compliance with all such covenants.

Sales Rights:

In addition, the terms of the preferred stock require that Penton maintain a leverage ratio, defined as debt less cash balances in excess of $5.0 million plus the accreted value of the preferred stock, to EBITDA of 7.5 to 1.0 for the 12 month period ending on the last day of December, March, June, and September of each year beginning with the period ending on December 31, 2002. If Penton is in violation of this covenant for four consecutive fiscal quarters, then the holders of a majority of the preferred stock have the right to cause the Company to seek a buyer for all of its assets or all of its issued and outstanding capital stock. The holders of preferred stock will not have this right if their representatives constitute a majority of the board of directors.

Warrants:

The initial exercise price of the warrants is $7.61 per share. The warrants are subject to anti-dilution and other adjustments that mirror those applicable to the preferred stock. The warrants are immediately exercisable and expire 10 years after issuance.

                              PENTON MEDIA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



NOTE 7 - EARNINGS PER SHARE

Earnings per share have been computed pursuant to the provisions of SFAS No. 128, "Earnings Per Share." Computations of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 are as follows (in thousands, except per share amounts):

                                                                                   THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                                   ---------------
                                                                                  2002          2001
                                                                                  ----          ----
Net loss applicable to common stockholders                                       $(4,596)      $(1,278)
                                                                                 =======       =======
Number of shares:
  Weighted average shares outstanding - (basic and diluted)                       31,970        31,876
                                                                                 =======       =======
Per share amount:
  Loss from operations - (basic and diluted)                                     $ (0.14)      $ (0.04)
                                                                                 =======       =======

The preferred stock is a participating security, in that in the event a dividend is declared or paid on the common stock, the Corporation must simultaneously declare and pay a dividend on the preferred stock as if the preferred stock had been converted into common stock. Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share" requires that the preferred stock be included in the computation of basic earnings per share if the effect of inclusion is dilutive. The Company's accounting policy requires the use of the two-class method for its participating securities for earnings per share calculations. For the three months ended March 31, 2002 and 2001, preferred stock was excluded from the calculation of basic earnings per share as the result was not dilutive. The preferred stock is included in diluted earnings per share under the "if-converted" method.

Due to the net loss applicable to common stockholders for the three months ended March 31, 2002 and 2001, stock options, performance shares and preferred stock were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive.

NOTE 8 - COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

STOCKHOLDERS RIGHTS AGREEMENT

The Company adopted a Stockholders Rights Agreement (the "Rights Agreement") to protect stockholder rights in the event of a proposed takeover of the Company. Under the plan, the rights will initially trade together with the Company's common stock and will not be exercisable. In the absence of further board action, the rights generally will become exercisable and allow the holder to acquire the Company's common stock at a discounted price if any person or group acquires 20% or more of the outstanding shares of the Company's common stock. Rights held by the persons who exceed the applicable threshold will be void.

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

The Penton board may, at its option, redeem all rights for $0.01 per right, generally at any time prior to the rights becoming exercisable. The rights will expire June 27, 2010, unless earlier redeemed, exchanged or amended by the Penton board. The Rights Agreement has no impact on the consolidated financial statements or earnings per

                              PENTON MEDIA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


share. In 2002, the Rights Agreement was amended by the board to permit the sale of convertible preferred stock. (See Note 6 - Mandatorily Redeemable Convertible Preferred Stock.)

EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan, which allows employees the opportunity to purchase shares of Penton at a discount. The plan allows employees to purchase common stock at 85% of the lower of the market price at the beginning or end of each quarter. This plan was deemed to be non-compensatory pursuant to the appropriate sections of the Internal Revenue Service Codes.

MANAGEMENT STOCK PURCHASE PLAN

The Company has a Management Stock Purchase Plan for designated officers and other key employees. Participants in the plan may elect to receive restricted stock units ("RSUs") in lieu of a designated portion of up to 100% of their annual incentive bonus. Each RSU represents the right to receive one share of Penton common stock. RSUs are granted at a 20% discount from fair market value on the date awarded. RSUs vest two years after the date of grant and are settled in shares of common stock after a period of deferral (of no less than two years) selected by the participant, or upon termination of employment. In February 2002 and 2001, 21,976 and 31,942 RSUs were granted at a fair market value of $7.38 and $25.10 per share, respectively. At March 31, 2002, 63,398 RSUs were outstanding. The discount is recorded as compensation expense over the minimum vesting period. At March 31, 2002 and 2001, approximately $0.02 and $0.04 respectively, was recognized as expense related to the discount. During the first quarter of 2002, 14,704 shares of the Company's common stock were issued under this plan.

EXECUTIVE LOAN PROGRAM

The Company established the Executive Loan Program, which allowed Penton to issue an aggregate of up to 400,000 shares of Penton common stock at fair market value to six key executives, in exchange for full recourse notes. In December 2001, the loan notes were amended such that interest was no longer compounded semi-annually at a rate equal to the applicable interest rate as published by the Internal Revenue Service. Furthermore, the maturity dates were changed from the fifth anniversary of the first loan date to six months following the seventh anniversary of the first loan date. No principal or interest payments are required until maturity, at which time all outstanding amounts are due. The Executive Loan Program will be accounted for using variable plan accounting from the amendment date forward.

At March 31, 2002, the outstanding loan balance under the Executive Loan Program was approximately $10.8 million (including $1.2 million of accrued interest). The loan balance is classified in the Stockholders' Equity section of the Consolidated Balance Sheets as Notes Receivable Officers/Directors.

EQUITY AND PERFORMANCE INCENTIVE PLAN

In May 2001, the stockholders approved an amendment to increase the number of shares of common stock reserved for issuance under the 1998 Equity and Performance Incentive Plan from 2.5 million shares to 5.5 million shares.

STOCK OPTIONS

The Company has a stock option plan under which employees and directors may be granted options to purchase shares of the Company's common stock. In May 2001, the stockholders approved an amendment to increase the number of shares of common stock reserved for issuance under the 1998 Director Stock Option Plan from 100,000 shares to 250,000 shares.

                              PENTON MEDIA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

In February and November 2001, 539,500 and 1,029,000 options, respectively, were granted under the Company's Performance Incentive Plan. Options granted under the plan generally vest equally over three years from the date of grant. However, most options granted are not exercisable until the third anniversary. All options granted pursuant to the plan will expire no later than 10 years from the date the option was granted. Option grants do not have any associated compensation charge, as all grants are issued at fair market value.

DEFERRED SHARES

The Company's long-term incentive plan also provides for the award of deferred shares. At March 31, 2002, deferred shares of 397,749 were outstanding. Of the shares outstanding at March 31, 2002, 341,500 shares vest one-fourth on each three-month anniversary following the date of grant, 47,553 shares vest on the third anniversary of the grant date and the remaining 8,696 shares vest at the rate of 20% per year over a five-year period from date of grant. In August 2001, 6,780 fully vested deferred shares were issued for common stock of Penton. Compensation expense is being recognized over the related vesting period based on the fair value of the shares on the date of grant. For the three months ended March 31, 2002 and 2001, approximately $0.6 million and $0.09 million, respectively, were charged to expense under this plan.

PERFORMANCE SHARES

In February 2002, the board of directors approved a grant of 495,000 performance shares to certain key executives, subject to the attainment of certain performance goals over a three-year period from January 1, 2002 through December 31, 2004. Each grantee is eligible to receive between 50% and 150% of the granted shares.

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

Performance shares are not issuable until earned. Compensation expense related to these shares is recorded, pursuant to variable plan accounting, over the performance period based on an estimate, at the end of each reporting period, of the probable number of shares that will be earned by the grantee. For the three months ended March 31, 2002 and 2001, approximately $(0.2) million and $0.6 million, respectively, were charged (credited) to expense for these shares.

                              PENTON MEDIA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 9 - COMPREHENSIVE LOSS

         Total comprehensive loss for the three months ended March 31, 2002 and 2001 was $3.9 million and $8.1 million, respectively, (in thousands).

                                                                                   NOTES       ACCUMULATED
                                                     CAPITAL IN                 RECEIVABLE        OTHER
                                           COMMON    EXCESS OF     RETAINED      OFFICERS/    COMPREHENSIVE
                                            STOCK    PAR VALUE     EARNINGS      DIRECTORS   INCOME/(LOSS)        TOTAL
                                        -------------------------------------------------------------------------------
Balance at December 31, 2001             $     319    $  227,245   $   6,724   $  (10,824)    $   (2,934)    $   220,530
                                         ---------    ----------   ---------   -----------    -----------    -----------
Comprehensive loss:
   Net loss before amortization of
     deemed dividend and accretion
     of preferred stock                          -             -      (4,233)           -              -          (4,233)
   Other comprehensive loss:
       Reclassification adjustment for
         realized gain on securities             -             -           -            -           (808)           (808)
       Net loss on cash flow hedges              -             -           -            -          1,438           1,438
       Foreign currency translation
         adjustment                              -             -           -            -           (251)           (251)
                                                                                                             -----------
   Comprehensive loss                                                                                             (3,854)
                                                                                                             -----------
Issuance of common stock:
   Deferred shares and stock options             -           396           -            -              -             396
   Employee stock purchase plan                  -          (299)          -            -              -            (299)
Issuance of 50,000 shares of preferred
   stock                                         -        42,037           -            -              -          42,037
Warrants issued with preferred stock             -         4,085           -            -              -           4,085

Amortization of deemed dividend and
  ccretion of preferred stock                    -             -        (363)           -              -            (363)
                                         ---------    ----------   ---------   -----------    -----------    -----------
Balance at March 31, 2002                $     319    $  273,464   $   2,128   $  (10,824)    $   (2,555)    $   262,532
                                         =========    ==========   =========   ===========    ===========    ===========

NOTE 10 - HEDGING ACTIVITIES

RISK MANAGEMENT

In the ordinary course of business, the Company is exposed to fluctuations in interest rates and foreign currency rates. The Company maintains assets and operations in Europe and Asia, and as a result, may be exposed to cost increases relative to the markets in which it sells; however, the Company does not manage this risk using derivative instruments.

The Company was exposed to interest rate risk due to the variable interest rate of the senior secured credit facility. In March 2002, the Company paid down term loans A and B of the credit facility with certain debt and equity offerings (see
Note 5 - Debt). As a result, as of March 31, 2002, the Company has no variable-interest rate debt outstanding.

The Company is also exposed to changes in the fair value of its fixed-rate senior secured notes and senior subordinated notes. As of March 31, 2002, the Company did not manage this risk using derivative instruments.

CASH FLOW HEDGES

Effective March 2002, the Company discontinued hedge accounting for its cash flow hedges as the Company paid down its outstanding variable rate debt. The entire net deferred loss on cash flow hedges of $1.4 million recorded in Other Comprehensive Income was reclassified to earnings.

                              PENTON MEDIA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Management has decided to continue to hold the derivative instruments until their maturity, and will carry the derivatives at their fair market value on the balance sheet, recognizing changes in the fair value in current period earnings. As of March 31, 2002, the Company recognized a gain of $0.4 million related to change in fair value of the derivative instruments.

At March 31, 2002, the Company had the following interest rate instruments in effect (in thousands):

                                                      NOTIONAL     FIXED
                                                       AMOUNT       RATE         PERIOD
                                                       ------       ----         ------
         Interest rate swap                           $26,875       6.22%       1/00-10/02
         Interest rate swap                           $35,832       6.77%       5/00-11/02
         Interest rate swap                           $17,916       5.95%       9/99-10/02
         Interest rate cap                            $26,875       8.50%      10/99-10/02

At March 31, 2002, the interest rate instruments had a negative fair value of $3.0 million recorded as a liability in Other Accrued Expenses on the Consolidated Balance Sheet.

The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the other counter-parties as they are major financial institutions. The weighted average implied forward variable interest rate is approximately 6.58% for 2002.

NOTE 11 - RESTRUCTURING CHARGES

FIRST QUARTER 2002 CHARGE

The restructuring charge credit of $0.3 million ($0.2 million after tax, or $0.1 per diluted share) as of March 31, 2002, comprises approximately $1.4 million of additional employee termination benefits accrued in the first quarter of 2002, offset by the reversal of approximately $1.6 million related to lease reserves established in the third quarter of 2001 for Penton's New York, NY and Burlingame, CA, offices, for long-term leases which the Company was able to sublease. Personnel costs of $1.4 million are associated with the elimination of approximately 50 positions in the U.S. Personnel costs include payments for severance, costs of outplacement services and a provision for continued benefits to personnel. The New York and Burlingame office closure costs totaling $3.4 million were charged in the second half of 2001. At that time, no assumptions for subleases were made by the Company, due to the inherent limitations in estimating the future trends of the real estate marketplace, the economic conditions present in New York city at the time, and the remote probability of a successful sublease. However, in March 2002, due to continuing efforts by the Company, it finalized a contract to sublease its New York office space for the remainder of the lease term, or approximately 7.25 years. In addition, in April 2002, Penton subleased its Burlingame office for the remainder of the lease term, or approximately 3.8 years. Penton remains ultimately responsible for the payment of both of these leases.

2001 CHARGE

In February 2001, Penton announced a restructuring program with the intent of discontinuing certain Internet operations that had not demonstrated revenue growth, customer acceptance and near-term opportunity for profit. The charge of $5.6 million ($3.3 million after tax, or $0.10 per share on a basic and diluted basis) included the write-off of capitalized software development costs associated with the discontinuance of the industry exchange component of New Hope Natural Media's Healthwell.com; personnel costs, including the reduction of approximately 60 employees at Healthwell.com as well as a reduction of workforce related to a number of other Internet initiatives throughout Penton; and exit costs associated with existing office spaces under lease and other contractual obligations. In the third-quarter of 2001, the Company determined that some first-quarter

                              PENTON MEDIA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

restructuring initiatives would not require the level of spending that had been originally estimated. Based on the Company's third-quarter estimates, approximately $1.0 million was reversed from the first-quarter charge and the total amount of the charge was adjusted to $4.6 million ($2.7 million after tax, or $0.09 per share on a basic and diluted basis). The majority of the remaining costs incurred in connection with the first-quarter restructuring plan have been paid.

In the second half of 2001, the Company implemented a number of expense reduction and restructuring initiatives to more closely align its cost structure with the business environment. Restructuring charges of $9.5 million ($5.7 million after tax, or $0.18 per share on a diluted basis), net of the $1.0 million reversal noted above in the third quarter and $3.7 million ($2.3 million after tax, or $0.07 per share on a diluted basis) in the fourth quarter resulted primarily from strategic decisions to restructure a number of businesses and support departments, including reducing Penton's overhead infrastructure by consolidating and closing several branch offices, centralizing information technology and outsourcing certain corporate functions. Of the total charges, $4.7 million relates to employee termination benefits for the elimination of nearly 340 positions, of which 294 terminations and $2.7 million in payments had been completed by year end. Approximately 84% of the positions eliminated or to be eliminated are in the U.S., with the remaining positions predominantly in the United Kingdom and Germany. The remaining $8.5 million of the restructuring charges relates to the closing of more than 20 Penton offices worldwide, and includes costs associated with existing office spaces under lease and other contractual obligations.

The following table summarizes the restructuring and impairment charges, the amounts paid and the ending accrual balances for the period ended March 31, 2002 (in thousands):

                                                 FIRST
                                    ACCRUAL      QUARTER      CASH         ACCRUAL
                                    12/31/01     CHARGES     PAYMENTS      3/31/02
                                    --------     --------    --------     --------
DESCRIPTION
Severance, outplacement and
   other personnel costs            $  2,115    $   1,382    $ (2,369)    $  1,128
Facility closing costs                 9,134       (1,645)       (523)       6,966
Other exit costs                         383           -           -           383
                                    --------    ---------    --------     --------
Total                               $ 11,632    $    (263)   $ (2,892)    $  8,477
                                    ========    =========    ========     ========

The majority of the severance costs are expected to be paid by the end of September 2002, while the balance of facility costs, which include long-term leases, is expected to be paid through the end of the respective lease term.

NOTE 12 - SEGMENT INFORMATION

Penton has four segments, which derive their revenues from the production of trade shows, publications and online media products, including Web sites serving customers in 12 distinct industry sectors. Penton measures segment profitability using adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation and unusual items. Adjusted EBITDA for segments also excludes corporate-level costs. Corporate-level costs include costs for centralized functions, such as finance, accounting and information systems, which cannot be reasonably allocated to each segment.

                              PENTON MEDIA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Summary information by segment for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

                            INDUSTRY      TECHNOLOGY       LIFESTYLE
                             MEDIA          MEDIA            MEDIA           OTHER           TOTAL
                             -----          -----            -----           -----           -----
    2002
      Revenues             $ 23,037        $ 21,083         $ 14,470        $ 4,585        $ 63,175
      Adjusted EBITDA      $  3,197        $ (2,058)        $  8,694        $ 1,026        $ 10,859

    2001
      Revenues             $ 31,382        $ 61,839         $ 14,429        $ 5,043        $112,693
      Adjusted EBITDA      $  5,041        $ 14,775         $  8,384        $ 1,115        $ 29,315

Segment revenues, all of which are realized from external customers, equal Penton's consolidated revenues. Following is a reconciliation of Penton's total segment adjusted EBITDA to consolidated loss before income taxes and extraordinary item (in thousands):

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ---------------------------
                                                                         2002           2001
                                                                         ----          ----
    Total segment adjusted EBITDA                                     $ 10,859       $  29,315
    Depreciation and amortization                                       (4,456)        (11,579)
    Restructuring charge                                                   263          (5,567)
    Non-cash compensation                                                 (355)           (765)
    Gain on sale of investments                                          1,491               -
    Interest expense, net of interest earned                            (9,056)         (6,001)
    Miscellaneous, net                                                    (139)             51
    Corporate costs                                                     (5,829)         (8,642)
                                                                      --------       ---------

Consolidated loss before taxes and extraordinary item                 $ (7,222)      $  (3,188)
                                                                      ========       =========

NOTE 13 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The following schedules set forth condensed consolidating balance sheets as of March 31, 2002 and December 31, 2001, and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the three months ended March 31, 2002 and 2001. In the following schedules, "Parent Company" refers to the combined balances of Penton Media, Inc., "Guarantor Subsidiaries" refers to Penton's wholly owned domestic subsidiaries and "Non-guarantor Subsidiaries" refers to Penton's foreign subsidiaries. "Eliminations" represents the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in Penton's subsidiaries.

                              PENTON MEDIA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

NOTE 13 --  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                              AS OF MARCH 31, 2002

                                                                 GUARANTOR     NON-GUARANTOR                         PENTON
                                                  PARENT        SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                  -------       ------------   ------------      ------------     ------------
                                                                          DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and cash equivalents                    $  32,125       $     879       $   3,543        $      -         $  36,547
    Accounts and notes receivable, net              29,599          91,107          11,271         (82,000)           49,977
    Income taxes receivable                          2,480               -               -               -             2,480
    Inventories                                        844             245              11               -             1,100
    Deferred tax asset                               4,715           1,962             (32)              -             6,645
    Prepayments, deposits and other                  5,639           2,955           2,743               -            11,337
                                                 ---------       ---------       ---------       ---------         ---------
                                                    75,402          97,148          17,536         (82,000)          108,086
                                                 ---------       ---------       ---------       ---------         ---------

    Property, plant and equipment, net              21,070           4,847           2,505               -            28,422
    Goodwill, net                                  123,646         333,165          37,026               -           493,837
    Other intangibles, net                          19,929          39,115           2,102               -            61,146
    Deferred tax asset                               6,961           1,045               -               -             8,006
    Investments                                    221,902         146,303               -        (368,205)               --
                                                 ---------       ---------       ---------       ---------         ---------
                                                   393,508         524,475          41,633        (368,205)          591,411
                                                 ---------       ---------       ---------       ---------         ---------
                                                 $ 468,910       $ 621,623       $  59,169       $(450,205)        $ 699,497
                                                 =========       =========       =========       =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable                                 $       -       $       -       $   2,804       $       -         $   2,804
    Accounts payable and accrued expenses           36,985          (3,626)          8,826               -            42,185
    Accrued compensation and benefits               11,664           1,208             742               -            13,614
    Unearned income                                  6,934          17,202           6,749               -            30,885
                                                 ---------       ---------       ---------       ---------         ---------
                                                    55,583          14,784          19,121               -            89,488
                                                 ---------       ---------       ---------       ---------         ---------

Long-term liabilities and deferred credits:
    Senior secured notes, net of discount          156,717               -               -               -           156,717
    Senior subordinated notes, net
      of discount                                  171,236               -               -               -           171,236
    Note payable                                    82,000               -             417         (82,000)              417
    Net deferred pension credits                    15,441               -               -               -            15,441
    Deferred tax liability                          (9,501)          9,501               -               -                --
    Intercompany advances                         (312,531)        267,990          44,541               -                --
    Other                                            2,001             404             898               -             3,303
                                                 ---------       ---------       ---------       ---------         ---------
                                                   105,363         277,895          45,856         (82,000)          347,114
                                                 ---------       ---------       ---------       ---------         ---------

    Mandatorily redeemable convertible
         preferred stock                               363               -               -               -               363

Stockholders' equity:
    Common stock                                   273,838         355,888           1,465        (357,408)          273,783
    Retained earnings                               44,779         (26,944)         (4,910)        (10,797)            2,128
    Notes receivable officers/directors            (10,824)              -               -               -           (10,824)
    Accumulated other comprehensive loss              (192)              -          (2,363)              -            (2,555)
                                                 ---------       ---------       ---------       ---------         ---------
                                                   307,601         328,944          (5,808)       (368,205)          262,532
                                                 ---------       ---------       ---------       ---------         ---------
                                                 $ 468,910       $ 621,623       $  59,169       $(450,205)        $ 699,497
                                                 =========       =========       =========       =========         =========

                               PENTON MEDIA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 13-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2001

                                                                GUARANTOR      NON-GUARANTOR                       PENTON
                                                  PARENT       SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS   CONSOLIDATED
                                                 ---------     ------------    ------------      ------------   ------------
                                                                          (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and cash equivalents                    $  14,518       $   1,993       $   3,680   $           -       $  20,191
    Accounts and notes receivable, net              32,973          93,247          12,232         (82,000)         56,452
    Income tax receivable                           14,750               -               -               -          14,750
    Inventories                                      1,090             248              13               -           1,351
    Deferred tax asset                               4,683           1,962               -               -           6,645
    Prepayments, deposits and other                  3,893           3,961               -               -           7,854
                                                 ---------       ---------       ---------       ---------       ---------
                                                    71,907         101,411          15,925         (82,000)        107,243
                                                 ---------       ---------       ---------       ---------       ---------

    Property, plant and equipment, net              22,563           4,694           2,919               -          30,176
    Goodwill, net                                  124,828         331,570          36,743               -         493,141
    Other intangibles, net                          13,624          40,684           2,492               -          56,800
    Deferred tax asset                              16,462          (8,994)              -               -           7,468
    Investment in subsidiaries                     221,915         146,235               -        (368,150)              -
    Investments                                          -           5,649               -               -           5,649
                                                 ---------       ---------       ---------       ---------       ---------
                                                   399,392         519,838          42,154        (368,150)        593,234
                                                 ---------       ---------       ---------       ---------       ---------
                                                 $ 471,299       $ 621,249       $  58,079       $(450,150)      $ 700,477
                                                 =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Senior secured credit facility               $  16,489       $       -   $           -   $           -       $  16,489
    Note payable                                         -               -           2,804               -           2,804
    Accounts payable and accrued expenses           38,969          (1,580)          9,656               -          47,045
    Accrued compensation and benefits               10,562           1,226             623               -          12,411
    Unearned income                                 15,339          16,723           4,877               -          36,939
                                                 ---------       ---------       ---------       ---------       ---------
                                                    81,359          16,369          17,960               -         115,688
                                                 ---------       ---------       ---------       ---------       ---------

Long-term liabilities and deferred credits:
    Senior secured credit facility                 164,098               -               -               -         164,098
    Senior subordinated notes, net
       of discount                                 180,957               -               -               -         180,957
    Note payable                                    82,000               -             417         (82,000)            417
    Net deferred pension credits                    15,140               -               -               -          15,140
    Intercompany advances                         (310,773)        266,714          44,059               -               -
    Other                                            2,097             384           1,166               -           3,647
                                                 ---------       ---------       ---------       ---------       ---------
                                                   133,519         267,098          45,642         (82,000)        364,259
                                                 ---------       ---------       ---------       ---------       ---------

Stockholders' equity:
    Common stock                                   227,564         355,888           1,465        (357,353)        227,564
    Retained earnings                               41,251         (18,914)         (4,816)        (10,797)          6,724
    Notes receivable officers/directors            (10,824)              -               -               -         (10,824)
    Accumulated other comprehensive
       income (loss)                                (1,570)            808          (2,172)              -          (2,934)
                                                 ---------       ---------       ---------       ---------       ---------
                                                   256,421         337,782          (5,523)       (368,150)        220,530
                                                 ---------       ---------       ---------       ---------       ---------
                                                 $ 471,299       $ 621,249       $  58,079       $(450,150)      $ 700,477
                                                 =========       =========       =========       =========       =========

                               PENTON MEDIA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 13-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                   GUARANTOR     NON-GUARANTOR                        PENTON
                                                   PARENT        SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS      CONSOLIDATED
                                                   -------       ------------    ------------    ------------      -------------
                                                                   (DOLLARS IN THOUSANDS)
REVENUES                                          $ 46,806         $ 12,862         $  3,507       $      -         $ 63,175
                                                  --------         --------         --------       --------         --------
OPERATING EXPENSES:
    Editorial, production and circulation           16,971            7,542            1,340              -           25,853
    Selling, general and administrative             21,787            7,454            3,406              -           32,647
    Restructuring charges                            1,020           (1,283)               -              -             (263)
    Depreciation and amortization                    2,095            2,001              360              -            4,456
                                                  --------         --------         --------       --------         --------
                                                    41,873           15,714            5,106              -           62,693
                                                  --------         --------         --------       --------         --------

OPERATING INCOME (LOSS)                              4,933           (2,852)          (1,599)             -              482
                                                  --------         --------         --------       --------         --------
OTHER INCOME (EXPENSE):
    Interest expense, net of income earned          (9,714)             722              (64)             -           (9,056)
    Gain on sale of investments                      1,491                -                -              -            1,491
    Miscellaneous, net                                (329)               -              190              -             (139)
                                                  --------         --------         --------       --------         --------
                                                    (8,552)             722              126              -           (7,704)
                                                   --------         --------         --------       --------         --------
LOSS BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                             (3,619)          (2,130)          (1,473)             -           (7,222)
BENEFIT FOR INCOME TAXES                             1,529              852              442              -            2,823
                                                  --------         --------         --------       --------         --------
LOSS BEFORE EXTRAORDINARY ITEM                      (2,090)          (1,278)          (1,031)             -           (4,399)

EXTRAORDINARY ITEM, NET OF TAXES                       166                -                -              -              166
                                                  --------         --------         --------       --------         --------

NET LOSS                                          $ (1,924)        $ (1,278)        $ (1,031)      $      -         $ (4,233)
                                                  ========         ========         ========       ========         ========

                               PENTON MEDIA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 13-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                GUARANTOR     NON-GUARANTOR                      PENTON
                                                 PARENT        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                ---------      ------------   -------------    ------------    ------------
                                                                            (DOLLARS IN THOUSANDS)

REVENUES                                        $  60,070       $  47,556       $   5,067         $     -       $ 112,693
                                                ---------       ---------       ---------         -------       ---------

OPERATING EXPENSES:
    Editorial, production and circulation          20,675          15,620           4,546               -          40,841
    Selling, general and administrative            32,129          18,654           1,161               -          51,944
    Restructuring charges                           5,567               -               -               -           5,567
    Depreciation and amortization                   9,797           1,646             136               -          11,579
                                                ---------       ---------       ---------         -------       ---------
                                                   68,168          35,920           5,843               -         109,931
                                                ---------       ---------       ---------         -------       ---------

OPERATING INCOME (LOSS)                            (8,098)         11,636            (776)              -           2,762
                                                ---------       ---------       ---------         -------       ---------

OTHER INCOME (EXPENSE):
    Interest expense, net of income earned         (7,213)          1,313            (101)              -          (6,001)
    Miscellaneous, net                                 51               -               -               -              51
                                                ---------       ---------       ---------         -------       ---------
                                                   (7,162)          1,313            (101)              -          (5,950)
                                                ---------       ---------       ---------         -------       ---------

INCOME (LOSS) BEFORE INCOME TAXES                 (15,260)         12,949            (877)              -          (3,188)
BENEFIT (PROVISION) FOR INCOME TAXES                9,137          (7,758)            531               -           1,910
                                                ---------       ---------       ---------         -------       ---------

NET INCOME (LOSS)                               $  (6,123)      $   5,191       $    (346)        $     -       $  (1,278)
                                                =========       =========       =========         =======       =========

                               PENTON MEDIA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 13-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                PENTON MEDIA, INC
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                   GUARANTOR     NON-GUARANTOR                      PENTON
                                                    PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                   ---------     ------------    ------------    ------------   ------------
                                                                            (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                           $  13,112       $  (7,006)      $     (96)        $      -      $   6,010
                                                   ---------       ---------       ---------         --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                (531)             (2)            (45)               -           (578)
    Acquisitions, including earnouts paid,
        net of cash acquired                            (300)              -               -                -           (300)
    Proceeds from sale of INT Media Group,
       Inc. stock and interests                            -           5,801               -                -          5,801
                                                   ---------       ---------       ---------         --------      ---------
      Net cash provided by (used for)
         investing activities                           (831)          5,799             (45)               -          4,923
                                                   ---------       ---------       ---------         --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of mandatorily
       redeemable convertible preferred stock         50,000               -               -                -         50,000
    Proceeds from senior secured notes               156,717               -               -                -        156,717
    Purchase of senior subordinated notes             (8,375)              -               -                -         (8,375)
    Repayment of senior credit facility             (180,587)              -               -                -       (180,587)
    Employee stock purchase plan                        (292)              -              (7)               -           (299)
    Payment of financing costs                       (12,023)              -               -                -        (12,023)
                                                   ---------       ---------       ---------         --------      ---------
        Net cash provided by (used for)
         financing activities                          5,440               -              (7)               -          5,433
                                                   ---------       ---------       ---------         --------      ---------

Effect of exchange rate                                  (10)              -               -                -            (10)
                                                   ---------       ---------       ---------         --------      ---------
        Net increase (decrease) in cash and
             equivalents                              17,711          (1,207)           (148)               -         16,356
Cash and equivalents at beginning of period           14,518           1,993           3,680                -         20,191
                                                   ---------       ---------       ---------         --------      ---------
Cash and equivalents at end of period              $  32,229       $     786       $   3,532         $      -      $  36,547
                                                   =========       =========       =========         ========      =========

                               PENTON MEDIA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 13-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                PENTON MEDIA, INC
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                  GUARANTOR      NON-GUARANTOR                      PENTON
                                                    PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                    --------     ------------    -------------    ------------    ------------
                                                                        (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES                             $(19,877)       $  3,689        $  5,218        $  1,043        $ (9,927)
                                                    --------        --------        --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                              (1,360)            (13)         (1,012)              -          (2,385)
    Acquisitions, including earnouts paid,
         net of cash acquired                        (12,062)         (3,529)         (1,402)              -         (16,993)
                                                    --------        --------        --------        --------        --------
        Net cash used for investing activities       (13,422)         (3,542)         (2,414)              -         (19,378)
                                                    --------        --------        --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of senior credit facility               (1,938)              -               -               -          (1,938)
    Proceeds from senior credit facility              35,000               -               -               -          35,000
    Employee stock purchase plan payments                (23)              -               -               -             (23)
    Proceeds from deferred shares and options
      exercised                                          888               -               -               -             888
    Dividends paid                                      (955)              -               -               -            (955)
                                                    --------        --------        --------        --------        --------
        Net cash provided by
           financing activities                       32,972               -               -               -          32,972
                                                    --------        --------        --------        --------        --------

Effect of exchange rate                                  (79)              -               -               -             (79)
                                                    --------        --------        --------        --------        --------

        Net increase (decrease) in cash
           and equivalents                              (406)            147           2,804           1,043           3,588
Cash and equivalents at beginning of period                -           8,678           3,970          (1,043)         11,605
                                                    --------        --------        --------        --------        --------
Cash and equivalents at end of period               $   (406)       $  8,825        $  6,774        $      -        $ 15,193
                                                    ========        ========        ========        ========        ========

NOTE 14 -- SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
           ACTIVITIES

For the three months ended March 31, 2002, Penton issued 14,704 common shares to several officers and other key employees under the Management Stock Purchase Plan and reported amortization of deemed dividend and accretion on preferred stock of $0.4 million.

For the three months ended March 31, 2001, Penton marked to market its investment in INT Media Group, Inc. stock by approximately $6.5 million, and declared dividends of $1.0 million. In addition, Penton acquired Hillgate Communications Ltd. for approximately $4.1 million, of which $3.5 million was in the form of notes payable.

The foregoing transactions did not provide for or require the use of cash and, accordingly, are not reflected in the Consolidated Statements of Cash Flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. Penton considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. Although Penton believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause Penton's results to differ materially from those indicated by such forward-looking statements, including, among other factors, pending litigation, government regulation, competition, technological change, intellectual property rights, capital spending, international operations and Penton's acquisition and Internet strategies.

OVERVIEW

We believe we are a leading, global business-to-business media company. We provide media products that deliver proprietary business information to owners, operators, managers and professionals in the industries we serve. Through these products, we offer industry suppliers multiple ways to reach their customers and prospects as part of their sales and marketing efforts. We publish specialized trade magazines, produce trade shows and conferences, and maintain Web businesses, including electronic newsletters. Our products serve 12 industry sectors, which we group into four segments:

         INDUSTRY MEDIA                                  TECHNOLOGY MEDIA
         --------------                                  ----------------
         Manufacturing                                   Internet/Broadband
         Design/Engineering                              Information Technology
         Mechanical Systems/Construction                 Electronics
         Supply Chain
         Government/Compliance                           OTHER MEDIA
         Aviation                                        -----------
                                                         Food/Retail
                                                         Leisure/Hospitality
         LIFESTYLE MEDIA
         ---------------
         Natural Products

We believe we have leading media products in each of the industry sectors we serve. We are structured along segment and industry lines rather than by product lines. This enables us to promote our related group of products, including publications, trade shows and conferences, and online media products, to our customers.

RECENT DEVELOPMENTS

FINANCING

On March 19, 2002, the Company issued 40,000 shares of its Series B Convertible Preferred Stock, par value $0.01 per share (the "preferred stock"), and warrants (the "warrants") to purchase 1,280,000 shares of Penton's common stock, par value $0.01 per share, for $40.0 million in a private placement to institutional investors and affiliated entities. On March 28, 2002, the Company issued an additional 10,000 shares of preferred stock, par value $0.01 per share, and warrants to purchase an additional 320,000 shares of Penton's common stock, par value $0.01 per share, for $10.0 million to the same group of investors. The net proceeds from the sale of the preferred stock and warrants were used to repay the term loan indebtedness under our senior credit facility.
(See Note 5 - Debt.)

A copy of the amended and restated Series B Convertible Preferred Stock and Warrant Purchase Agreement and the Certificate of Designations and Form of Warrants Agreement were filed with the Securities and Exchange Commission on March 19, 2002 as exhibits to a Current Report on Form 8-K. The following is a description of the material terms of the preferred stock and warrants, and is qualified in its entirety by reference to that Current Report on Form 8-K and the applicable agreements. Significant terms of the new preferred stock are as follows:

     - Holders of the preferred shares will have a liquidation preference over holders of common stock.
     - The initial liquidation value per share will be $1,000. If the preferred stock is not converted or redeemed prior to the sixth anniversary of the date of issuance, the liquidation value will increase to $4,570 per share if stockholder approval has been obtained on certain matters. If the stockholder approval has not been obtained, the liquidation value will increase to $9,140 per share.
     - Dividends accrue at an annual rate of 7% from issuance until year six unless stockholder approval is obtained on certain matters, at which time the rate will decrease to 5% per annum. If the stockholder approval is obtained within six months of the date of issuance, the rate will decrease retroactive to the date of issuance. After the sixth anniversary, dividends accrue at an annual rate of 15%. Upon certain triggering events, the dividend rate may increase by one percentage point per quarter up to a maximum increase of five percentage points.
     - The dividends are payable semi-annually in cash only if declared by our board of directors and approved by holders of no less than 75% of the convertible preferred stock then outstanding. The provisions of our debt instruments limit our ability to pay dividends in cash. Currently we have no intention to pay dividends in cash.
     - Shares of preferred stock will be convertible at any time at each investor's option into a number of shares of our common stock equal to the liquidation value plus accrued but unpaid dividends, divided by the conversion price. The conversion price will initially be $7.61, and is subject to certain anti-dilution and other adjustments. Subject to certain restrictions, we have the option to convert the preferred stock at any time.
     - If stockholder approval of certain matters is not obtained by June 28, 2002, the conversion price will automatically be reduced by 20%. Thereafter, until such approval is obtained, every 90 days the conversion price will be reduced by 20% of the conversion price then in effect. In no event will the conversion price reduction related to the failure to timely obtain stockholder approval exceed 50% of the conversion price that would have been in effect had we obtained stockholder approval. Upon our receipt of the stockholder approval, the conversion price will be readjusted as if no adjustments had occurred for failure to timely obtain stockholder approval.
     - If we fail to comply with specific covenants contained in the purchase agreement, the conversion price will be reduced by $0.76 (adjusted for stock splits and similar transactions). The conversion price will adjust to what it would have been, absent such breach, once the breach is cured.
     - We may redeem the preferred stock at any time, in whole or in part, provided that the redemption price is equivalent to the amount the holders would receive on an as-converted basis using a trailing 30-day period and subject to certain minimum share prices based on the year redeemed.
     - The preferred stock initially entitles the holders to three seats on our board of directors. Upon the occurrence of certain triggering events, the holders may appoint up to one less than a minimum majority of our board of directors or a minimum majority upon the occurrence of certain events of bankruptcy or insolvency. See the further discussion of these triggering events in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
     - The holders of the convertible preferred stock are entitled to vote on all matters submitted to a vote of our common stockholders.

     - We have agreed to register the common stock issuable upon conversion of the convertible preferred stock and exercise of the warrants within 45 days after closing and use our best efforts to have the registration statement declared effective within 90 days of filing.
     - The terms of the convertible preferred stock subject us to various covenants, which among other things, limits our ability to sell assets, make any restricted payments or restricted investments, enter into various agreements and grant certain options.
     - Warrants were issued to purchase an aggregate of 1.6 million shares of our common stock at an initial exercise price of $7.61 per share, subject to certain anti-dilution and other adjustments that mirror those applicable to the convertible preferred stock. The warrants are immediately exercisable and expire 10 years after issuance.

In March 2002, Penton issued $157.5 million of 11 7/8% senior secured notes (the "Secured Notes") due 2007 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. Interest is payable on the Secured Notes semi-annually on April 1 and October 1. The Secured Notes are fully and unconditionally guaranteed on a senior basis by all of our domestic subsidiaries. We may redeem the Secured Notes, in whole or in part, during the periods October 1, 2005 through September 30, 2006 and October 1, 2006 and thereafter at redemption prices of 105.9375% and 100.0000% of the principal amount, respectively, together with accrued and unpaid interest. In addition, at any time prior to October 1, 2005, up to 35% of the aggregate principal amount of the Secured Notes may be redeemed at our option, within 90 days of certain public equity offerings of our common stock, at a redemption price equal to 111.875% of the principal amount, together with accrued and unpaid interest.

The Secured Notes were offered at a discount of $0.8 million, which is being amortized, using the interest method, over the term of the Secured Notes. Net proceeds of $150.9 million were used to pay down $83.6 million of our term loan A facility, and $49.0 million of our term loan B facility, and to repurchase $10.0 million of our 10 3/8% senior subordinated notes for $8.7 million. The remaining net proceeds of $9.6 million were used for general corporate purposes. The Secured Notes rank senior in right to all of our subordinated indebtedness, including our 10 3/8% senior subordinated notes due in 2011, and equal in right of payment with all of our other senior indebtedness, which is approximately $3.2 million at March 31, 2002. The Secured Notes contain covenants that will, among other things, limit the Company's ability to pay dividends, incur additional debt, sell assets, and enter into mergers or consolidations.

In March 2002, we amended our senior credit facility and paid off our term loan A and term loan B facilities from the proceeds received from the sale of preferred shares (see Note 6 - Mandatorily Redeemable Convertible Preferred Stock), proceeds received from the sale of our INT Media Group, Inc. common stock (see Note 4 - Investments), cash on hand from a tax refund of approximately $12.2 million, and the issuance of $157.5 million in Secured Notes mentioned above. The amended and restated facility provides for a maximum revolving credit facility of $40.0 million, which is limited to 80% of eligible receivables. In order to access the revolver, the Company must not have more than $7.5 million of cash and cash equivalents available, it must be in compliance with the loan documents and must submit a borrowing base certificate immediately prior to each extension of credit. In addition, the Company is required to prepay the revolver in the event that it is overextended on its eligible receivables, or it has more than $7.5 million in cash and cash equivalents at the end of any month. The amended agreement has no financial covenants, however, the amendment increases the interest rate on the revolver and places additional restrictions on certain payments, limits additional debt and contingent obligations, requires additional collateral, restricts additional acquisitions and investments, limits our ability to sell assets and limits capital expenditures.

EXPENSE REDUCTION INITIATIVES

Results for the first quarter of 2002 show some of the benefits of our aggressive cost reduction programs implemented in 2001 and the first quarter of 2002. We have implemented a number of expense reduction and restructuring initiatives to more closely align our cost structure with the current business environment. The cost reduction initiatives included workforce reductions, elimination of unprofitable properties, significant reductions in capital spending, the shutdown and consolidation of certain facilities and other cost reductions. Specific actions taken, most of which occurred in the second half of 2001, are as follows:

     -    We reduced staffing through terminations.
     - We imposed a company-wide hiring freeze, as well as a salary freeze for higher-paid employees, until we return to profitability.
     -    We shut down and consolidated more than 20 offices worldwide.
     - We reduced benefit costs by increasing employee contributions for health care, temporarily suspending the company match for our defined contribution plan, and eliminating year-end discretionary bonuses.
     - We eliminated unprofitable properties, including seven magazines, more than 20 events and nearly 20 Web sites.
     - We reduced the production cost of various under-performing magazines through process improvements, automation of pre-press work, new printing and paper supply contracts, and selective reduction in frequency and circulation levels.
     - We restructured various under-performing events by either eliminating these events or by co-locating with other events and realigning management structures.
     - We implemented a plan to centralize all information technology services.
     -    We effectively outsourced various corporate and division functions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

TOTAL COMPANY

In the analysis that follows, we have used adjusted EBITDA, which we define as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation and unusual items, as the primary measure of profitability in evaluating our operations. We believe that investors find adjusted EBITDA to be a useful tool for measuring a company's ability to generate cash. Adjusted EBITDA does not represent cash flow from operations, as defined by generally accepted accounting principles, and is not calculated in the same way by all companies. In addition, you should not consider adjusted EBITDA a substitute for net income or net loss, or as an indicator of our operating performance or cash flow, or as a measure of liquidity. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by total revenues.

Our revenues, net loss, adjusted EBITDA, diluted earnings per share and adjusted EBITDA margins for the three months ended March 31, 2002 and 2001 are as follows:

                                                  2002          2001         VARIANCE
                                                  ----          ----         --------

         Revenues                                $63,175      $112,693       $(49,518)
                                                 =======      ========       ========

         Net loss                                $(4,233)     $ (1,278)      $ (2,955)
                                                 =======      ========       ========

         Adjusted EBITDA                         $ 5,030      $ 20,673       $(15,643)
                                                 =======      ========       =========

         Net loss per common share - diluted     $ (0.14)     $  (0.04)
                                                 =======      ========

         Adjusted EBITDA margins                     8.0%         18.3%
                                                 =======      ========

Operating results for the three months ended March 31, 2002 continue to be impacted by the downturn in the U.S. economy and, to a lesser extent, by the slowing of economies throughout Europe and Asia. The weakness in the market we experienced in the fourth quarter of 2001 carried over into the first quarter of 2002. However, we have seen a modest recovery in a number of our media sectors. Our media properties serving the technology markets, including information technology, Internet, and telecommunications, continue to show a downward trend.

Our revenues decreased $49.5 million, or 43.9%, from $112.7 million for the three months ended March 31, 2001 to $63.2 million for the same period in 2002. The decrease was due primarily to: (i) a decrease in publishing revenues of $15.6 million, or 27.3%, from $57.2 million for the three months ended March 31, 2001 to $41.6 million for the same period in 2002; (ii) a decrease in trade show and conference revenues of $33.5 million, or 64.1%, from $52.3 million for the three months ended March 31, 2001 to $18.7 million for the same period in 2002;
(iii) and a decrease in online media revenues of $0.4 million, from $3.3 million for the three months ended March 31, 2001 to $2.9 million for the same period in 2002. Results for the first quarter of 2002 were impacted by the timing of our Internet World Spring and CRM trade shows, which took place in the first quarter of 2001 but were held in the second quarter of 2002. Adjusting for the timing shift of the 2001 first quarter events, revenues declined by $29.6 million.

We reported a net loss for the three months ended March 31, 2002 of $4.2 million, or $0.13 per diluted share. These results reflect the elimination of the amortization of goodwill pursuant to our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. First quarter 2001 net income, adjusted as if the Company had adopted the accounting change at the beginning of 2001, would have been $2.4 million, or $0.08 per diluted share, compared with a reported net loss of $1.3 million, or $0.04 per diluted share. Unusual items in the first quarter of 2002 included: (i) a restructuring charge credit of $0.3 million (or $0.01 per diluted share) related to staff reductions, which were more than offset by the sublease of two offices, for which we had previously taken reserves; (ii) a pretax gain of $1.5 million ($0.03 per diluted share after tax) on our sale of INT Media Group, Inc. common stock; and (iii) an extraordinary item of $0.2 million (less than $0.01 per diluted share after tax) related to a gain on the repurchase of $10.0 million of senior subordinated notes, partially offset by the write-off of unamortized finance fees associated with the refinancing of our senior credit facility. Unusual items in the first quarter of 2001 included a restructuring charge of $5.6 million (or $0.10 per diluted share after tax) related to the discontinuation of certain online media properties.

Total adjusted EBITDA decreased $15.6 million, or 75.7%, from $20.7 million for the three months ended March 31, 2001 to $5.0 million for the same period in 2002. Adjusted EBITDA margins decreased from 18.3% for the first quarter of 2001 to 8.0% for the same period in 2002. The decrease in both our adjusted EBITDA and adjusted EBITDA margins were primarily due to a decrease in adjusted EBITDA from our trade show and conference operations of $18.8 million, or 74.2%, from $25.4 million in the first quarter of 2001 to $6.6 million for the same period in 2002. Margins for trade shows and conferences decreased from 48.5% in the first quarter of 2001 to 34.9% for the same period in 2002. The decrease in our adjusted EBITDA was somewhat offset by a decrease in general and administrative costs of $3.1 million, or 29.3%, from $10.5 million in the first quarter of 2001 to $7.4 million for the same period in 2002. As noted previously, results for the quarter were impacted by the shift in the timing of the Internet World Spring and CRM trade shows. Adjusting for this shift of trade show timing, total adjusted EBITDA declined by $0.4 million for the three months ended March 31, 2002 compared to the same prior year period.

A reconciliation of our net loss to our total adjusted EBITDA is as follows (in thousands):

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                       --------
                                                 2002             2001
                                                 ----             ----

Net loss                                       $ (4,233)       $ (1,278)
Interest expense, net of interest earned          9,056           6,001
Gain on sale of investments                      (1,491)              -
Restructuring charge                               (263)          5,567
Non-cash compensation                               355             765
Benefit for income taxes                         (2,823)         (1,910)
Depreciation and amortization                     4,456          11,579
Extraordinary item                                 (166)              -
Miscellaneous, net                                  139             (51)
                                               --------        --------
        Adjusted EBITDA                        $  5,030        $ 20,673
                                               ========        ========

OPERATING EXPENSES

Operating expenses decreased $47.2 million, or 43.0%, from $109.9 million for the three months ended March 31, 2001 to $62.7 million for the same period in 2002. As a percentage of revenues, after excluding restructuring charges and depreciation and amortization charges, operating costs increased from 82.3% in 2001 to 92.6% in 2002. The increase in operating expenses as a percentage of revenues was primarily due to the $49.5 million decline in revenues, which is attributed to the impact of the economy on our business, along with the shift in timing of the Internet World Spring and CRM shows from March 2001 to April 2002.

Editorial, Production and Circulation

Editorial, production and circulation expenses decreased to $25.9 million for the three months ended March 31, 2002, compared to $40.8 million for the same period in 2001, representing a change of $15.0 million, or 36.7%. The decrease was due to the shift in the timing of the Internet World Spring and CRM shows noted previously since direct show costs are deferred and recognized in the month the shows are held. The decrease was also due to the effects of editorial and production staff reductions made in the second half of 2001 and the first quarter of 2002.

As a percentage of revenues, editorial, production and circulation expenses increased from 36.2% in the first quarter of 2001 to 40.9% in the same period of 2002. The increase was due to the shift in timing of the Internet World Spring and CRM shows, both of which produced high margins in 2001.

Selling, General and Administrative

Selling, general and administrative expenses declined $19.3 million, or 37.1%, from $51.9 million for the three months ended March 31, 2001 to $32.6 million for the same period in 2002. The decrease was primarily due to the timing of the Internet World Spring and CRM shows since direct show costs are deferred and recognized in the month the shows are held, and to cost savings associated with office closings and staff reductions realized from the restructuring actions taken in 2001 and 2002.

As a percentage of revenues, selling, general and administrative expenses increased from 46.1% in 2001 to 51.7% in 2002. The increase was due to lower margins on trade shows held in the quarter as a result of the shift in timing of the Internet World Spring and CRM shows, both of which produced high margins in 2001.

Restructuring Charge

The restructuring charge credit of $0.3 million ($0.2 million after tax, or $0.1 per diluted share) was comprised of approximately $1.4 million of employee termination benefits costs in the first quarter of 2002, offset by the reversal of approximately $1.6 million related to lease reserves recorded in the second half of 2001 for our New York, NY and Burlingame, CA, offices, for long-term leases which we were able to sublease. See Note 11 - Restructuring Charges for information on related cash payments. Additional detail concerning the principal components of the first quarter 2002 charge is as follows:

- Personnel costs of $1.4 million are associated with the elimination of approximately 50 positions located in the U.S. Personnel costs include payments for severance, costs of outplacement services and a provision for continued health benefits.

- The New York, NY, and Burlingame, CA, office closing costs totaling $3.4 million were charged in the second half of 2001. At that time, no assumptions for subleases were made by the Company, due to the inherent limitations in estimating the future trends of the real estate marketplace, the economic conditions present in New York city at the time, and the remote probability of a successful sublease. However, in March 2002, due to continuing efforts by the Company, we finalized a contract to sublease our New York office space for the remainder of the lease term, or approximately
     7.3 years. In addition, in April 2002, we subleased our Burlingame office for the remainder of the lease term, or approximately 3.8 years. Penton remains ultimately responsible for both of these leases.

Depreciation and Amortization

Depreciation and amortization declined $7.1 million, or 61.5%, from $11.6 million for the three months ended March 31, 2001 to $4.5 million for the three months ended March 31, 2002. Lower amortization expense was due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Depreciation expense was also lower due to the impact of more than 20 office closings that occurred in 2001.

OPERATING INCOME

Overall, Penton's operating income decreased $2.3 million, from $2.8 million for the three months ended March 31, 2001, to $0.5 million for the same period in 2002. Operating income as a percentage of revenue decreased from 2.5% in 2001 to 0.8% in 2002.

OTHER INCOME (EXPENSE)

Interest expense, net of interest earned, increased $3.1 million from $6.0 million for the three months ended March 31, 2001, to $9.1 million for the three months ended March 31, 2002. The increase was primarily due to a higher average debt balance during the first quarter of 2002 when compared with the same period in 2001 and an increase in the average interest rates of our debt from approximately 7.0% in 2001 to just over 11.0% in 2002.

In January 2002, Penton sold its remaining 11.8% ownership interest in INT Media for $5.8 million and recognized a $1.5 million gain from its sale.

EXTRAORDINARY ITEM, NET

The extraordinary item for the three months ended March 31, 2002, of $0.2 million consisted of two separate items, which net to a gain. With respect to the first item, in March 2002, we purchased $10.0 million face value of our 10 3/8% senior subordinated notes at prevailing market prices, resulting in a gain of $1.4 million or $0.8 million, net of taxes. The second item involved the payoff of our term loan A and term loan B facilities, which resulted in the write-off of unamortized deferred finance costs of approximately $1.1 million or $0.7 million, net of taxes.

EFFECTIVE TAX RATES

The effective tax rates were 59.9% and 39.1% for the three months ended March 31, 2001 and 2002, respectively. Penton used the annual effective tax rate approach for March 31, 2001 and 2002. The related decrease in the effective tax rate year over year was primarily due to the effect of the accounting change for goodwill amortization, effective January 1, 2002.

SEGMENTS

We manage our business based on four operating segments: Industry Media, Technology Media, Lifestyle Media and Other Media. All four segments derive their revenues from the production of publications, trade shows and conferences, and online media products, and serve customers in 12 industry sectors. Adjusted EBITDA for segments is calculated as previously defined except that segment adjusted EBITDA also excludes corporate-level costs. Corporate-level costs include costs for centralized functions, such as finance, accounting and information systems, which cannot be reasonably allocated to each segment. See
Note 12 - Segment Information, for a reconciliation of segment total adjusted EBITDA to consolidated loss before taxes and extraordinary item. Financial information by segment for the three months ended March 31, 2002 and 2001 is summarized in the following table (in thousands):

                                               REVENUE                  ADJUSTED EBITDA              MARGINS
                                               -------                  ---------------              -------
                                         2002            2001           2002        2001          2002      2001
                                         ----            ----           ----        ----          ----      ----
     Industry Media                    $ 23,037       $  31,382       $  3,197    $  5,041        13.9%     16.1%
     Technology Media                    21,083          61,839         (2,058)     14,775        (9.8)%    23.9%
     Lifestyle Media                     14,470          14,429          8,694       8,384        60.1%     58.1%
     Other Media                          4,585           5,043          1,026       1,115        22.4%     22.1%
                                       --------       ---------       --------    --------
          Total                        $ 63,175       $ 112,693       $ 10,859    $ 29,315
                                       ========       =========       ========    ========

Industry Media

Our Industry Media segment, which represented 36.5% of total company revenues in the first quarter of 2002, serves customers in the manufacturing, design/engineering, mechanical systems/construction, government/compliance, supply chain and aviation industries. Total revenues for this segment for the three months ended March 31, 2002, decreased $8.3 million, or 26.6%, from $31.4 million in 2001 to $23.0 million in

2002. The decrease was primarily due to lower revenues from publications serving the manufacturing, supply chain and design/engineering sectors, which were impacted by the downturn in the U.S. economy. IndustryWeek, Machine Design, American Machinist, New Equipment Digest, Transportation & Distribution and Material Handling Management magazines were most significantly affected. The decline was also due to lower revenues from our trade shows serving the industrial markets.

Total adjusted EBITDA for the Industry Media segment decreased $2.2 million, or 40.8%, from $5.4 million for the three months ended March 31, 2001, to $3.2 million during the same 2002 period. Adjusted EBITDA margins decreased from 17.2% in 2001 to 13.9% in 2002. The decrease in adjusted EBITDA was primarily due to declines in the aforementioned magazines and trade shows. Adjusted EBITDA for the segment's online media portfolio increased $0.09 million for the three months ended March 31, 2002, when compared with the same period in 2001.

Technology Media

Our Technology Media segment, which represented 33.4% of total company revenues in the first quarter of 2002, serves customers in the electronics, information technology and Internet/broadband markets. Total revenues for this segment decreased $40.8 million, or 65.9%, from $61.8 million for the three months ended March 31, 2001 to $21.1 million for the same period in 2002. Revenue declines for the first quarter in 2002 compared with 2001 results were significantly impacted by the shift of the Internet World Spring and CRM trade shows from the March time slot in 2001 to April in 2002, as well as by current depressed market conditions, especially in the information technology, Internet and telecommunications markets. Declines in advertising revenues significantly impacted Electronic Design, EE Product News, Windows & .Net Magazine, Internet World and Boardwatch magazines. Online advertising revenues declined $0.1 million from $2.4 million for the three months ended March 31, 2001 to $2.3 million in the same 2002 period.

Total adjusted EBITDA for the Technology Media segment decreased $16.8 million, or 113.9%, from $14.8 million for the three months ended March 31, 2001 to a loss of $2.1 million for the same period in 2002. Adjusted EBITDA declines mirrored revenue trends for publishing, trade shows and conferences and online media products. Overall, 2002 results continue to be impacted by the decline in the technology market.

Lifestyle Media

Our Lifestyle Media segment, which represented 22.9% of total company revenues in the first quarter of 2002, serves customers in our natural products industry sector. Total revenues for this segment grew by $0.04 million, or 0.3%, from $14.4 million for the three months ended March 31, 2001 to $14.5 million for the same period in 2002. Trade show revenues increased for the three months ended March 31, 2002 compared to the same period in 2001 due to the move of the Nutracon event from the third quarter in 2001 to the first quarter in 2002. Publication revenues for Lifestyle Media were positively impacted by The Natural Foods Merchandiser magazine which was offset by revenue declines in New Product Review, Nutrition Science News, and Delicious Living magazines.

Total adjusted EBITDA for Lifestyle Media increased $0.3 million, or 3.7%, from $8.4 million for the three months ended March 31, 2001, to $8.7 million for the same period in 2002. Adjusted EBITDA margins increased from 58.1% in 2001 to 60.1% in 2002. The increase was due primarily to the shutdown of Healthwell.com Industry Exchange in February 2001.

Other Media

Our Other Media segment, which represented 7.3% of total company revenues for the first quarter of 2002, serves customers in the food/retail and leisure/hospitality sectors. Total revenues for this segment decreased $0.5 million, or 9.1%, from $5.0 million for the three months ended March 31, 2001 to $4.6 million for the comparable period in 2002. The decrease was due primarily to year-over-year revenue declines for Lodging Hospitality and Convenience Store Decisions magazines and the discontinuance of the Leisure Hospitality conference in 2001 resulting from the economic slowdown.

Total adjusted EBITDA for Other Media decreased $0.1 million, or 8.0%, from $1.1 million for the three months ended March 31, 2001, to $1.0 million for the same 2002 period.

PRODUCTS

We publish specialized trade magazines, produce trade shows and conferences, and maintain a variety of online media products, including Web businesses and electronic newsletters. Adjusted EBITDA for products is calculated as previously defined, except that product adjusted EBITDA also excludes general and administrative costs. General and administrative costs include corporate-level costs, as defined previously under Segments, and other general and administrative costs related to product offerings, which cannot be reasonably allocated. Our calculation of adjusted EBITDA by product is as follows (in thousands):

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                    2002          2001
                                                  --------      --------

         Publishing                               $  5,558      $  6,769
         Trade shows & conferences                   6,550        25,360
         Online media                                  323          (987)
                                                   -------      --------
             Subtotal                               12,431        31,142

         General and administrative                 (7,401)      (10,469)
                                                  --------      --------

         Adjusted EBITDA                          $  5,030      $ 20,673
                                                  ========      ========

For the three months ended March 31, 2002, adjusted EBITDA for the Company's publishing operations decreased $1.2 million, or 17.9%, when compared with the same prior-year period. Adjusted EBITDA for publications was primarily affected by declines in Penton's technology, manufacturing and electronic magazines.

For the three months ended March 31, 2002, adjusted EBITDA for the Company's trade show and conference operations decreased $18.8 million, or 74.2% when compared with the same prior year period. The decline was due primarily to the shift in timing of the Internet World Spring and CRM trade shows as previously noted.

Adjusted EBITDA for the Company's online media operations increased from a loss of $1.0 million for the three months ended March 31, 2001, to income of $0.3 million for the same period in 2002. The improvement was due primarily to the elimination of unprofitable online media properties in 2001.

For the three months ended March 31, 2002, general and administrative costs decreased $3.1 million, when compared with the same prior year period. The decrease is primarily due to staff reductions in connection with certain corporate support functions that occurred in the second half of 2001 and in the first quarter of 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2002 and 2001, we financed our operations primarily with cash generated from operating activities, borrowings under our senior credit facility, proceeds from the issuance of senior notes, and proceeds from the sale of investments and preferred shares.

Cash provided by (used for) operating activities was $6.0 million and $(9.9) million for the three months ended March 31, 2002 and 2001, respectively. Operating cash flows for the three months ended March 31, 2002, reflected a net loss of $4.3 million, offset by a net working capital increase of approximately $5.4 million and non-cash charges (primarily depreciation and amortization) of approximately $4.8 million. Operating cash flows for the three months ended March 31, 2001 reflect a net loss of $1.3 million, offset by a net working capital increase of approximately $27.1 million and non-cash charges (primarily depreciation and amortization and restructuring charges) of approximately $18.5 million.

The increase in operating cash flows for the three months ended March 31, 2002, compared with the same 2001 period was due primarily to increases in working capital items. The most significant working capital changes in 2002 were attributable to accounts receivable, income taxes receivable, accounts payable and accrued expenses. The accounts receivable decrease reflects lower first-quarter sales in 2002 compared with 2001 and the timing of payments received. The change in the receivable for income taxes reflects the receipt of an income tax refund of $12.2 million in the first quarter of 2002. The decrease in accounts payable and accrued expenses was due primarily to the timing of vendor and other payments, which can fluctuate based on when particular trade shows are held.

Investing activities provided $4.9 million of cash for the three months ended March 31, 2002, and included proceeds of $5.8 million from the sale of nearly
3.0 million shares of INT Media Group, Inc. common stock. These proceeds were partially offset by capital expenditures and earnout paid during the quarter. Investing activities used $19.4 million for the three months ended March 31, 2001, and included earnout payments, acquisitions and investments, as well as capital expenditures.

Financing activities provided $5.4 million for the three months ended March 31, 2002, due to the issuance of our 11 7/8% senior secured notes and the sale of 50,000 shares of a new series of mandatorily redeemable convertible preferred stock to an investor group led by ABRY Mezzanine Partners, L.P. These proceeds were primarily offset by the paydown of the balance of our senior secured term loans; the purchase of $10.0 million face value of our 10 3/8% senior subordinated notes at prevailing market prices; the payment of financing fees associated with the amendment to our senior credit facility, and the issuance of our 11 7/8% senior secured notes. All of these activities took place in the first quarter. Financing activities provided $33.0 million in the first quarter of 2001, primarily from borrowings under our revolving credit facility, offset partially by debt repayments and dividends paid to stockholders.

On September 1, 1999, we entered into a $340.0 million credit agreement with several banks. The agreement provided for a revolving credit facility of up to $125.0 million, a term loan A of $140.0 million and a term loan B of $75.0 million. In October 2000, we amended our credit facility to give us the ability to increase our term loan A facility, term loan B facility and/or revolving credit facility up to an aggregate of $100.0 million prior to September 30, 2001. At that time, we increased the commitment under the revolving credit facility by $60.0 million to $185.0 million. The remaining $40.0 million could not be requested on more than three separate occasions, and any increase had to take place by September 30, 2001. We did not exercise this option. As described in the following paragraphs, we amended our credit facility and paid off our term A and term B loans in the first quarter of 2002.

In June 2001, we issued $185.0 million of 10 3/8% senior subordinated notes (the "Subordinated Notes") due June 15, 2011. Interest on the notes is payable semi-annually, on June 15 and December 15 of each year. The Subordinated Notes are guaranteed, on a senior subordinated basis, by our domestic subsidiaries, and may be redeemed on or after June 15, 2006. In addition, we may redeem up to 35% of the aggregate principal amount of the Subordinated Notes before June 15, 2004, with the proceeds of certain equity offerings. The Subordinated Notes, which were offered at a discount of $4.2 million, are being amortized over the term of the Subordinated Notes. Costs representing underwriting fees and other professional fees of approximately $1.7 million are being amortized over the term of the Subordinated Notes. The net proceeds of $180.2 million were used to pay down the $136.0 million outstanding balance of the revolving credit facility, $12.8 million of the term loan A facility and $7.2 million of the term loan B facility. The remaining proceeds were used for general corporate purposes. The Subordinated Notes are our unsecured senior subordinated obligations, subordinated in right of payment to all existing and future senior indebtedness, including the senior secured credit facility and the 11 7/8% senior secured notes discussed below. The Subordinated Notes are jointly and severally irrevocably and unconditionally guaranteed on a senior subordinated basis by each of our present and future domestic subsidiaries. The indenture governing the Subordinated Notes contain covenants that, among other things, restrict our and our subsidiaries' ability to borrow money; pay dividends on or repurchase capital stock; make investments; enter into agreements that restrict our subsidiaries from paying dividends or other distributions, making loans or otherwise transferring assets to us or to any other subsidiaries; create liens on assets; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; and merge, consolidate or sell all or substantially all or our assets and the assets of our subsidiaries.

In January 2002, we received $5.8 million in net proceeds from the sale of our remaining investment in INT Media Group, Inc. common stock.

In February 2002, we received a tax refund of approximately $12.2 million. For federal income tax purposes, we were allowed to carryback losses we incurred in 2001 to previous tax years.

In March 2002, we entered into an agreement with a group of investors led by ABRY Mezzanine Partners, L.P. to sell 50,000 shares of Series B Convertible Preferred Stock and warrants to purchase 1.6 million shares of our common stock for $50.0 million. We received gross proceeds of $40.0 million from the sale of 40,000 shares of preferred stock and warrants to purchase 1,280,000 shares of our common stock on March 19, 2002 and gross proceeds of $10.0 million from the sale of 10,000 shares of preferred stock and warrants to purchase 320,000 million shares of our common stock on March 28, 2002. (See Note 6 - Mandatorily Redeemable Convertible Preferred Stock.) Net proceeds from the sale of the preferred stock, along with the net proceeds from our recent sale of our INT Media Group, Inc. common stock, and cash on hand from our tax refund were used to repay $48.0 million of amounts outstanding under our term loans.

In March 2002, Penton issued $157.5 million of 11 7/8% senior secured notes (the "Senior Notes") due in 2007 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. Interest is payable on the Senior Notes semi-annually on April 1 and October 1. The Senior Notes are fully and unconditionally guaranteed on a senior basis by all of our domestic subsidiaries. We may redeem the Senior Notes, in whole or in part, during the periods October 1, 2005 through September 30, 2006 and October 1, 2006 and thereafter at redemption prices of 105.9375% and 100.0000% of the principal amount, respectively, together with accrued and unpaid interest. In addition, at any time prior to October 1, 2005, upon certain public equity offerings of our common stock, up to 35% of the aggregate principal amount of the Senior Notes may be redeemed at our option, within 90 days of such public equity offering, with cash proceeds from the offering at a redemption price equal to 111.875% of the principal amount, together with accrued and unpaid interest.

The Senior Notes were offered at a discount of $0.8 million, which is being amortized, using the interest method, over the term of the Senior Notes. Costs representing underwriting fees and other professional fees of $6.6 million are being amortized over the term of the Senior Notes. Net proceeds of $150.9 million were used to pay down $83.6 million of term loan A and $49.0 million of term loan B, and $8.7 million to repurchase $10.0 million of our 10 3/8% senior subordinated notes. The remaining net proceeds of $9.6 million were used for general corporate purposes. The Senior Notes rank senior in right to all of our senior subordinated indebtedness, including our 10 3/8% Subordinated Notes due in 2011, and equal in right of payment with all of our other senior indebtedness, which is approximately $3.2 million at March 31, 2002. The guarantees are senior secured obligations of each of our subsidiary guarantors and rank senior in right of payment to all subordinated indebtedness of the subsidiary guarantors, including the guarantees of our 10 3/8% Subordinated Notes, and equal in right of payment with all of our senior indebtedness. The notes and guarantees are secured by a lien on substantially all of our assets and those of our subsidiary guarantors, other than specified excluded assets. Excluded assets consist of, among other things, the capital stock of Duke Communications International, Inc. and Internet World Media, Inc., the capital stock of our foreign subsidiaries directly owned by us or the subsidiary guarantors which exceed 65% of the outstanding capital stock or equity interest of such foreign subsidiaries, and all of the capital of our other foreign subsidiaries. The Senior Notes contain covenants that will, among other things, limit the Company's and our subsidiaries' ability to pay dividends; redeem capital stock; incur additional debt; enter into agreements that restrict our subsidiaries from paying dividends or other distributions, making loans or otherwise transferring assets to us or to any other subsidiaries; sell assets; and enter into mergers or consolidations.

In March 2002, we paid off our term loan A facility and our term loan B facility from the proceeds received from the sale of preferred shares and the issuance of $157.5 million in senior notes, as noted above, and amended our credit facility. The amended and restated facility provides for a maximum revolving credit facility of $40.0 million, which is limited to 80% of eligible receivables. At March 31, 2002, $26.6 million was available under the revolving credit facility; however, no amounts were outstanding. In order to access the revolver, the Company must not have more than $7.5 million of cash and cash equivalents available and it must be in compliance with the loan documents and must submit a borrowing base certificate immediately prior to each extension of credit. In addition, the Company is required to prepay the revolver in the event that it is over-extended on its eligible receivables, or it has more than $7.5 million in cash and cash equivalents at the end of any month. The commitment under the revolving credit facility decreases by 15% in 2003, 30% in 2004, 35% in 2005 and 20% in 2006. The amended agreement has no financial covenants; however, it increases the interest rate on the revolver and places additional restrictions on certain payments, limits additional debt and contingent obligations, requires additional collateral, restricts additional acquisitions and investments, limits our ability to sell assets and limits capital expenditures.

The extinguishment of the term loans resulted in a non-cash extraordinary charge of $0.7 million, net of $0.5 million in taxes ($0.02 per diluted share after tax), relating to the write-off of unamortized deferred finance costs.

Based upon current and anticipated levels of operations, we believe that cash on hand and cash flow from operations, combined with the borrowing capacity under our credit facilities, will be sufficient to enable us to meet current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs. However, actual capital requirements may change. Our ability to meet current and anticipated operating requirements will depend upon our future performance, which, in turn, will be subject to general economic conditions and to financial, competitive, business and other factors, including factors beyond our control. If we are unable to meet our debt obligations or fund our other liquidity needs, we may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities. We cannot assure you that such additional financing will be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants issued, including the conversion price, dividend and liquidation adjustment provisions that could result in substantial dilution to stockholders, the redemption price premiums and board representation rights, could negatively impact our ability to access the equity markets in the future.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. In addition, this Statement addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. The Statement also provides criteria for the separate recognition of intangible assets acquired in a business combination. Penton adopted this Statement effective January 1, 2002. (See Note 2 - Goodwill and Other Intangibles.)

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Penton adopted this statement effective January 1, 2002. (See Note 2 - Goodwill and Other Intangibles.)

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt this Statement for fiscal 2004. The Company does not expect that the adoption of this Statement will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Penton adopted this statement effective January 1, 2002.

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002". The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, while provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, and all remaining provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. This Statement eliminates SFAS No. 4, as a result, gains and losses from extinguishment of debt should be classified as extraordinary items if they meet the criteria of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement also eliminates SFAS No. 44, which was established to provide accounting requirements for effects of transition for provisions of the Motor Carrier Act of 1980. The deregulation of intrastate operating rights and transition to the provisions of those laws being complete has necessitated the rescission of SFAS No. 44. This Statement also eliminates the need to have SFAS 64, which was an amendment to SFAS 4 and has been rescinded with this Statement. Lastly, this Statement amends SFAS 13, requiring leases modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sales-leaseback transactions. The Company is currently in the process of evaluating this Statement and does not expect the adoption of this Statement to have a material impact on its financial statements and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into financial instruments for trading or speculative purposes.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2002, the carrying value of our cash and cash equivalents approximates fair value.

Our long-term debt consists of senior notes with interest at fixed rates. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of our senior notes fluctuates with the market.

The following table shows the fair values of our investment and long-term debt as of March 31, 2002 (in thousands):

                                                  CARRYING           FAIR
                                                    VALUE            VALUE
                                                  ---------        ---------

         Cash and cash equivalents                $  36,547        $  36,547
         Senior subordinated notes                $ 171,236        $ 145,250
         Senior secured notes                     $ 156,717        $ 160,650
         Derivative instruments                   $ 107,498        $ 107,498

The table below provides information about our risk exposure associated with changing interest rates on long-term debt obligations that impact the fair value of these obligations.


                                                       Expected Maturity Date
                                 -----------------------------------------------------------------      Fair
                                  2002     2003     2004     2005     2006    Thereafter     Total      Value
                                 ------   ------   ------   ------   ------   ----------     -----      -----

Long-Term Debt:

   Senior subordinated notes          -        -        -        -        -    $175,000    $175,000    $145,250
      Average interest rate      10 3/8%  10 3/8%  10 3/8%  10 3/8%  10 3/8%     10 3/8%     10 3/8%

   Senior Secured notes               -        -        -        -        -    $157,500    $157,500    $160,650
      Average interest rate      11 7/8%  11 7/8%  11 7/8%  11 7/8%  11 7/8%     11 7/8%     11 7/8%



During the first quarter, we discontinued hedge accounting of our interest rate swap and cap agreements as we paid down our variable rate borrowings. At March 31, 2002, we continue to hold these derivative instruments until their maturity throughout 2002. Due to the short time period to maturity, we do not believe that the Company is exposed to significant interest rate risk. (See Note 10 - Hedging Activities)

We maintain assets and operations in the United Kingdom and in various other countries. As a result, we may be exposed to cost increases relative to the markets in which we sell. At March 31, 2002, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the currencies of foreign countries in which we operate would have resulted in an immaterial impact on our financial results.

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

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         None

(b)      REPORTS ON FORM 8-K AND/OR 8-K/A

         Date of Report              Items Reported
         --------------              --------------
         March 12, 2002              Item 5.  Other Events
                                     Item 7.  Financial Statements, Pro Forma Financial
                                              Information and Exhibits

         March 13, 2002              Item 5.  Other Events
                                     Item 7.  Financial Statements, Pro Forma Financial
                                              Information and Exhibits

         March 19, 2002              Item 5.  Other Events
                                     Item 7.  Financial Statements, Pro Forma Financial
                                              Information and Exhibits

         March 22, 2002              Item 5.  Other Events
                                     Item 7.  Financial Statements, Pro Forma Financial
                                              Information and Exhibits

         March 28, 2002              Item 5.  Other Events
                                     Item 7.  Financial Statements, Pro Forma Financial
                                              Information and Exhibits

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Penton Media, Inc.
                                                (Registrant)


                                           By:  /s/   PRESTON L. VICE
                                                ------------------------------
                                                Preston L. Vice

                                                Interim Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)

Date:  May 15, 2002