Form 10-Q
period 2002-06-30
PENTON MEDIA INC
filed 2002-08-14
CIK 1062441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                          ---------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

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

                                  216-696-7000
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 12, 2002).

                         Common Stock: 32,451,740 shares

                               PENTON MEDIA, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                                 Page
                                                                                                                 ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at June 30, 2002 and December 31, 2001                              3

                  Consolidated Statements of Operations for the Three and Six Months Ended
                     June 30, 2002 and 2001                                                                       5

                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                     June 30, 2002 and 2001                                                                       6

                  Notes to Consolidated Financial Statements                                                      7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                               30

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                      49

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a vote of security holders                                            51

         Item 6.  Exhibits and Reports on Form 8-K                                                               53

         Signature                                                                                               55


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 June 30,          December 31,
                                                                                   2002                2001
                                                                                ----------         -----------
ASSETS                                                                          (unaudited)
------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $   22,589         $    20,191
  Accounts and notes receivable, less allowance for doubtful
    accounts of $8,948 and $10,976 in 2002 and 2001, respectively                   45,211              56,452
  Income taxes receivable                                                           10,464              14,750
  Inventories                                                                          698               1,351
  Deferred tax assets                                                                6,645               6,645
  Prepayments, deposits and other                                                   10,624               7,854
                                                                                ----------         -----------
                                                                                    96,231             107,243
                                                                                ----------         -----------

PROPERTY, PLANT AND EQUIPMENT:
  Land, buildings and improvements                                                   8,864               8,846
  Machinery and equipment                                                           62,352              62,056
                                                                                ----------         -----------
                                                                                    71,216              70,902
 Less: accumulated depreciation                                                     43,850              40,726
                                                                                ----------         -----------
                                                                                    27,366              30,176
                                                                                ----------         -----------

OTHER ASSETS:
  Goodwill, less accumulated amortization of
    $76,517 in 2002 and 2001, respectively                                         494,347             493,141
  Other intangibles, less accumulated amortization of
    $25,203 and $21,384 in 2002 and 2001, respectively                              58,273              56,800
  Deferred tax assets                                                                8,006               7,468
  Investments                                                                            -               5,649
                                                                                ----------         -----------
                                                                                   560,626             563,058
                                                                                ----------         -----------
                                                                                $  684,223         $   700,477
                                                                                ==========         ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 June 30,          December 31,
                                                                                   2002                2001
                                                                                ----------         -----------
                                                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Senior secured credit facility                                                $        -         $    16,489
  Note payable                                                                           -               2,804
  Accounts payable                                                                   7,978              12,094
  Income taxes payable                                                               2,826               3,674
  Accrued earnouts                                                                   5,565               6,572
  Accrued compensation and benefits                                                 13,869              12,411
  Other accrued expenses                                                            29,928              24,705
  Unearned income, principally trade
    show and conference deposits                                                    25,782              36,939
                                                                                ----------         -----------
                                                                                    85,948             115,688
                                                                                ----------         -----------

LONG-TERM LIABILITIES AND DEFERRED CREDITS:
  Senior secured credit facility                                                         -             164,098
  Senior secured notes, net of discount                                            156,743                   -
  Senior subordinated notes, net of discount                                       171,296             180,957
  Note payable                                                                         417                 417
  Net deferred pension credits                                                      14,765              15,140
  Other                                                                              3,514               3,647
                                                                                ----------         -----------
                                                                                   346,735             364,259
                                                                                ----------         -----------

Mandatorily redeemable convertible preferred stock, par value $0.01 per share; 50,000 shares authorized, issued and outstanding;
   redeemable at $1,000 per share                                                   44,861                   -
                                                                                ----------         -----------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share; 1,950,000 shares
   authorized; none issued or outstanding                                                -                   -
 Common stock, par value $0.01 per share; 155,000,000 shares authorized; 31,867,825 shares at June 30, 2002 (net of 52,332 treasury shares) and 31,895,621 shares at December 31, 2001
   issued and outstanding                                                              318                 319
 Capital in excess of par value                                                    228,263             227,245
 Retained earnings (deficit)                                                       (9,567)               6,724
 Notes receivable officers/directors                                               (9,703)            (10,824)
 Accumulated other comprehensive loss                                              (2,632)             (2,934)
                                                                                ----------         -----------
                                                                                   206,679             220,530
                                                                                ----------         -----------
                                                                                $  684,223         $   700,477
                                                                                ==========         ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       (UNAUDITED; DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Three Months Ended                     Six Months Ended
                                                                    June 30,                               June 30,
                                                            2002              2001                   2002          2001
                                                          -------            ------                 -------      --------
REVENUES                                               $     66,009       $    106,777           $   129,184   $   219,470
                                                       ------------       ------------           -----------   -----------

OPERATING EXPENSES:
  Editorial, production and circulation                      28,804             43,171                54,657        84,012
  Selling, general and administrative                        33,259             47,692                65,906        99,636
  Restructuring charge                                        7,769                  -                 7,506         5,567
  Impairment of assets                                          136                  -                   136            -
 Depreciation and amortization                                5,684             11,135                10,140        22,714
                                                       ------------       ------------           -----------   -----------
                                                             75,652            101,998               138,345       211,929
                                                       ------------       ------------           -----------   -----------

OPERATING INCOME (LOSS)                                     (9,643)              4,779               (9,161)         7,541
                                                       ------------       ------------           -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                          (9,646)            (6,611)              (18,920)      (13,069)
  Interest income                                               242                362                   460           819
  Gain on sale of investments                                     -                  -                 1,491             -
  Miscellaneous, net                                          (202)            (1,501)                 (341)       (1,450)
                                                       ------------       ------------           -----------   -----------
                                                            (9,606)            (7,750)              (17,310)      (13,700)
                                                       ------------       ------------           -----------   -----------
 LOSS BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                                    (19,249)            (2,971)              (26,471)       (6,159)

PROVISION (BENEFIT) FOR INCOME TAXES                        (7,191)              2,512              (10,014)           602
                                                        -----------       ------------           -----------   -----------

LOSS BEFORE EXTRAORDINARY ITEM                             (12,058)            (5,483)              (16,457)       (6,761)

EXTRAORDINARY ITEM, net of taxes                                  -                  -                   166             -
                                                       ------------       ------------           -----------   -----------
NET LOSS                                                   (12,058)            (5,483)              (16,291)       (6,761)

AMORTIZATION OF DEEMED DIVIDEND AND
       ACCRETION OF PREFERRED STOCK                        (44,498)                  -              (44,861)             -
                                                       ------------       ------------           -----------   -----------

NET LOSS APPLICABLE TO
     COMMON STOCKHOLDERS                               $   (56,556)       $    (5,483)           $  (61,152)   $   (6,761)
                                                       ============       ============           ===========   ===========

NET LOSS PER COMMON SHARE - Basic and diluted
  Loss from operations                                 $     (1.77)       $     (0.17)           $    (1.91)   $    (0.21)
  Extraordinary item, net of taxes                                -                  -                     -             -
                                                       ------------       ------------           -----------   -----------
  Net loss per common share                            $     (1.77)       $     (0.17)           $    (1.91)   $    (0.21)
                                                       ============       ============           ===========   ===========

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING:
         Basic and Diluted                                   32,033             31,930                32,018        31,904
                                                       ============       ============           ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED; DOLLARS IN THOUSANDS)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   2002                2001
                                                                                ---------         -----------
Net cash used for operating activities                                          $  (2,408)         $  (15,016)
                                                                                ----------         -----------

Cash flows from investing activities:
    Capital expenditures                                                           (1,773)             (5,448)
    Acquisitions, including earnouts paid, net of cash acquired                    (1,486)            (20,260)
    Proceeds from sale of INT Media Group, Inc. common stock                         5,801                   -
                                                                                ----------         -----------
Net cash provided by (used for) investing activities                                 2,542            (25,708)
                                                                                ----------         -----------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock
        and warrants, net of issue costs                                            46,111                   -
    Proceeds from issuance of senior subordinated notes                                  -             180,836
    Proceeds from issuance of senior secured notes                                 156,717                   -
    Purchase of $10.0 million of senior subordinated notes                         (8,375)                   -
    Repayment of senior secured credit facility                                  (180,587)           (139,875)
    Proceeds from senior secured credit facility                                         -              45,000
    Payment of short term note payable                                             (2,804)                   -
    Payments for employee stock purchase plan                                        (376)               (139)
    Proceeds from deferred shares and options exercised                                  -               1,049
    Payment of financing fees                                                      (9,189)                (85)
    Proceeds from repayment of officers/directors loans                                703                   -
    Dividends paid                                                                       -              (1,912)
                                                                                ----------         -----------
Net cash provided by financing activities                                            2,200              84,874
                                                                                ----------         -----------

Effect of exchange rate changes on cash                                                 64                (86)
                                                                                ----------         -----------

    Net increase in cash and cash equivalents                                        2,398              44,064
Cash and cash equivalents at beginning of period                                    20,191              11,605
                                                                                ----------         -----------
Cash and cash equivalents at end of period                                      $   22,589         $    55,669
                                                                                ==========         ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 - GOODWILL AND OTHER INTANGIBLES

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer are to be amortized, but instead tested for impairment, at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment pursuant to the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The Company adopted SFAS 142 effective January 1, 2002. Pursuant to SFAS 142, the Company no longer amortizes goodwill. All other intangibles are considered to have definite lives, which have been reassessed by the Company as of January 1, 2002. Penton completed its initial assessment of goodwill impairment in the second quarter of 2002. The assessment indicates that there is the potential for a goodwill impairment charge related to certain of the Company's technology properties, which have an aggregate goodwill net book value of $337.0 million. Preliminary valuations show that the carrying value of these technology properties is in excess of their fair value by a range of approximately $140.0 million to approximately $160.0 million. These technology properties are part of our Technology Media segment. Consequently, there is the possibility for a material, non-cash impairment charge in the fourth quarter of 2002. Once final measurement of the goodwill impairment has been completed, the charge will be recorded as the cumulative effect of an accounting change as of January 1, 2002. The Company expects to complete the impairment measurement process in the fourth quarter of 2002.

The following pro forma financial information compares the Company's net loss for the three months and six months ended June 30, 2002 and 2001, respectively, had the provisions of SFAS 142 been applied on January 1, 2001 (amounts in thousands, except per share data):

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

                                                                   THREE MONTHS                         SIX MONTHS
                                                                   ENDED JUNE 30,                     ENDED JUNE 30,
                                                              2002               2001             2002               2001
                                                           -----------       -----------       -----------        ---------

Net loss                                                   $  (12,058)       $   (5,483)       $  (16,291)     $    (6,761)
Goodwill amortization, net of tax                                    -             4,675                 -            8,364
                                                           -----------       -----------       -----------     ------------
Adjusted net income (loss)                                    (12,058)             (808)          (16,291)            1,603
Amortization of deemed dividend and accretion of
        preferred stock                                       (44,498)                 -          (44,861)                -
                                                           -----------       -----------       -----------     ------------
Adjusted net income (loss) applicable to
         common stockholders                               $  (56,556)       $     (808)       $  (61,152)     $      1,603
                                                           ===========       ===========       ===========     ============

Basic and diluted earnings per share:
     Reported net loss                                     $    (0.38)       $    (0.17)       $    (0.51)     $     (0.21)
     Goodwill amortization, net of tax                               -              0.14                 -             0.26
     Amortization of deemed dividend and accretion              (1.39)                 -            (1.40)                -
                                                           -----------       -----------       -----------     ------------
        Adjusted net income (loss) applicable to
             common stockholders                           $    (1.77)       $    (0.03)       $    (1.91)     $       0.05
                                                           ===========       ===========       ===========     ============

Weighted-average shares outstanding:
         Basic                                                  32,033            31,930            32,018           31,904
                                                           ===========       ===========       ===========     ============
         Diluted                                                32,033            31,930            32,018           31,975
                                                           ===========       ===========       ===========     ============

Identifiable intangible assets, exclusive of goodwill, as of June 30, 2002, are recorded in Other Intangibles in the Consolidated Balance Sheets and are comprised of:

                                                              GROSS                                 NET
                                                            CARRYING          ACCUMULATED          BOOK
                                                              VALUE          AMORTIZATION          VALUE
                                                            --------         ------------         --------
     Trade names                                          $     14,240      $    (4,930)       $     9,310
     Mailing/exhibitor lists                                    40,204          (12,997)            27,207
     Advertiser relationships                                    7,200           (1,804)             5,396
     Acquisition costs                                           5,053           (2,545)             2,508
     Subscriber relationships                                    2,100             (357)             1,743
     Sponsor relationships                                       2,112             (792)             1,320
     Noncompete agreements                                       1,436           (1,004)               432
                                                          ------------      ------------       -----------
          Balance at June 30, 2002                        $     72,345      $   (24,429)       $    47,916
                                                          ============      ============       ===========

Total amortization expense for identifiable intangible assets was $5.8 million and $3.4 million for the six months ended June 30, 2002 and 2001, respectively. Amortization expense for these intangibles is estimated for the current year and each of the five succeeding years as follows:

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


                             YEAR ENDED
                             DECEMBER 31,                AMOUNT
                             ------------                ------
                                 2002                  $   10,679
                                 2003                  $    8,992
                                 2004                  $    6,244
                                 2005                  $    5,332
                                 2006                  $    4,861
                                 2007                  $    3,744

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

At June 30, 2002, Penton had $5.6 million accrued for contingent consideration. Of the amount accrued, approximately $1.5 million is payable in shares of common stock with the balance payable in cash. Subsequent to June 30, 2002, the Company issued the shares of common stock and paid $4.1 million in cash to settle its contingent liability. Cash of $1.2 million was paid in the first half of 2002 for contingent considerations.

At June 30, 2002, the remaining maximum potential liability for future contingent consideration is approximately $56.5 million. Contingent considerations are payable based on achieving specified performance goals, such as reaching certain revenue or EBITDA levels. The earnout period for $37.2 million of the total contingent consideration expires at December 31, 2002; $15.4 million expires at January 31, 2003; and $3.9 million expires at December 31, 2003. Contingent payments earned are recorded as additional goodwill, pursuant to the provisions of EITF 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," and tested for impairment under SFAS 142.

NOTE 4 - INVESTMENTS

In January 2002, Penton sold its remaining 11.8% ownership interest, or 2,973,383 shares, in INT Media Group, Inc. for approximately $5.8 million in cash, and recognized a gain of approximately $1.5 million.

NOTE 5 - DEBT

SENIOR SECURED NOTES

In March 2002, Penton issued $157.5 million of 11 7/8% senior secured notes (the "Secured Notes") due in 2007. Interest is payable on the Secured Notes semi-annually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally guaranteed on a senior basis by all of the assets of Penton's domestic subsidiaries, which are 100% owned by the Company, and also the stock of certain subsidiaries. Condensed consolidating financial information is presented in Note 13--Guarantor and Non-Guarantor Subsidiaries. Penton may redeem the Secured Notes, in whole or in part, during the periods October 1, 2005 through September 30, 2006 and October 1, 2006 and thereafter at redemption prices of 105.9375% and 100.0000% of the principal amount, respectively, together with accrued and unpaid interest. In addition, at any time prior to October 1, 2005, up to 35% of the aggregate principal amount of the Secured Notes may be redeemed at Penton's option, within 90

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


days of certain public equity offerings of its common stock, at a redemption price equal to 111.875% of the principal amount, together with accrued and unpaid interest.

The Secured Notes were offered at a discount of $0.8 million, which is being amortized, using the interest method, over the term of the Secured Notes. Amortization of the discount was $0.03 million for the six months ended June 30, 2002. Costs representing underwriting fees and other professional fees of $6.6 million are being amortized, using the effective interest method, over the term of the Secured Notes. Net proceeds of $150.1 million were used to pay down $83.6 million of Penton's term loan A facility and $49.0 million of its term loan B facility, and to repurchase $10.0 million of the Company's 10 3/8% senior subordinated notes for $8.3 million. The remaining net proceeds of $9.2 million were used for general corporate purposes. The Secured Notes rank senior in right to all of Penton's subordinated indebtedness, including the 10 3/8% senior subordinated notes due in 2011, and equal in right of payment with all of the Company's other senior indebtedness, which is approximately $0.4 million at June 30, 2002. The Secured Notes contain covenants that will, among other things, limit the Company's ability to pay dividends, incur additional debt, sell assets, and enter into mergers or consolidations. Our ability to obtain dividends from our subsidiaries is only restricted if we are in default under our debt arrangement or if we have exceeded our limitation of additional indebtedness, as specified in such agreement.

SENIOR SUBORDINATED NOTES

In June 2001, Penton issued $185.0 million of 10 3/8% senior subordinated notes (the "Subordinated Notes") due in 2011. Interest is payable on the Subordinated Notes semi-annually on June 15 and December 15. The Subordinated Notes are fully and unconditionally, jointly and severally guaranteed, on a senior subordinated basis, by the assets of the Company's 100% owned domestic subsidiaries. Condensed consolidating financial information is presented in Note 13--Guarantor and Non-Guarantor Subsidiaries. The notes may be redeemed in whole or in part on or after June 15, 2006. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Subordinated Notes before June 15, 2004 with the proceeds of certain equity offerings. The Subordinated Notes were offered at a discount of $4.2 million, which is being amortized using the interest method, over the term of the Subordinated Notes. Amortization of the discount was $0.1 million for the six months ended June 30, 2002. Costs representing underwriting fees and other professional fees of $1.7 million are being amortized over the term of the Subordinated Notes. Net proceeds of $180.2 million were used to pay down $136.0 million under the revolving credit facility, $12.8 million of term loan A and $7.2 million of term loan B. The remaining net proceeds of $24.2 million were used for general corporate purposes. The Subordinated Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the credit facility. The Subordinated Notes contain covenants that will, among other things, restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments, sell assets, and enter into mergers or consolidations. Our ability to obtain dividends from our subsidiaries is only restricted if we are in default under our debt arrangement or if we have exceeded our limitation of additional indebtedness, as specified in such agreement.

In March 2002, the Company repurchased $10.0 million of the Subordinated Notes with $8.7 million of the proceeds from the Secured Note offering, resulting in an extraordinary gain of $0.8 million ($0.03 per diluted share), net of $0.6 million in taxes.

SENIOR SECURED CREDIT FACILITY

In March 2002, Penton amended and restated its senior credit facility and repaid in full its term loan A and term loan B facilities from the proceeds received from the sale of preferred shares (see Note 6 - Redeemable Convertible Preferred Stock), proceeds received from the sale of INT Media Group, Inc. common stock (see Note 4 - Investments), cash on hand from a tax refund of approximately $12.2 million, and the issuance of $157.5 million in Secured Notes as mentioned above. The amended and restated credit agreement provides for a revolving credit facility of up to a maximum of $40.0 million. Availability under the revolving credit facility is determined by a

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


borrowing base that is limited to 80% of eligible receivables. In order to access the revolver, Penton must not have more than $7.5 million of cash and cash equivalents available, must be in compliance with the loan documents and must submit a borrowing base certificate immediately prior to each extension of credit showing compliance with the borrowing base. Penton is required to pay-down the revolver in the event that it has loans outstanding in excess of the borrowing base, or it has more than $7.5 million in cash and cash equivalents at the end of any month. The amended and restated credit facility has no financial covenants. In connection with the amendment and restatement of the credit facility, the interest rate on the revolving credit facility was increased. In addition, further restrictions were placed on Penton's ability to make certain restricted payments, to make capital expenditures in excess of certain amounts, to incur additional debt and contingent obligations, to make acquisitions and investments, and to sell assets.

The revolving credit facility bears interest, at Penton's option, at either The Bank of New York's prime rate or at LIBOR, plus, in each case, an additional margin ranging from 2.75% to 4.25% based on Penton's consolidated leverage ratio, defined as the ratio of total debt to total adjusted EBITDA. At June 30, 2002, based upon the calculation of the borrowing base, $23.0 million was available under the revolving credit facility, however, no amounts were outstanding. The commitment under the revolving credit facility decreases by 15% in 2003, 30% in 2004, 35% in 2005 and 20% in 2006. Penton has agreed to pay a commitment fee ranging from 0.375% to 0.50%, based on Penton's consolidated leverage ratio, on the average unused portion of the revolving credit facility commitment.

The repayment of the term loans resulted in an extraordinary charge of $0.7 million ($0.02 per diluted share), net of $0.5 million in taxes, relating to the write-off of unamortized deferred finance costs.

Cash paid for interest for the six months ended June 30, 2002 and 2001 was $11.3 million and $9.0 million, respectively.

NOTE PAYABLE

The note payable at June 30, 2002 represents indebtedness resulting from the acquisition of Hillgate Communications Ltd. in February 2001. In May 2002, loan note A in the amount of $2.8 million was paid in full. Loan note B in the amount of $0.4 million bears interest at 0.5% and matures in July 2004. However, the holders of loan note B have the option to demand payment anytime after April 30, 2004.

NOTE 6 - MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 19, 2002, the Company issued 40,000 shares of its Series B Convertible Preferred Stock, par value $0.01 per share (the "preferred stock"), and warrants (the "warrants") to purchase 1,280,000 shares of Penton's common stock, par value $0.01 per share, for $40.0 million in a private placement to institutional investors and affiliated entities. On March 28, 2002, the Company issued an additional 10,000 shares of preferred stock, par value $0.01 per share, and warrants to purchase an additional 320,000 shares of Penton's common stock, par value $0.01 per share, for $10.0 million to the same group of investors. The net proceeds from the sale of the preferred stock and warrants were used to repay the term loan indebtedness under Penton's senior credit facility (see Note 5 -
Debt).

The net proceeds of $46.1 million from the issuance of the preferred stock and warrants, net of issue costs of $3.8 million, were allocated to the preferred stock and warrants based on the relative fair values of each security as of the respective commitment dates noted above. Approximately $4.0 million of the net proceeds were allocated to the warrants and were recorded in additional paid in capital resulting in a discount to the preferred stock. The fair value of the warrants were determined using the Black-Scholes pricing model.

The balance of the net proceeds, of approximately $42.1 million, were allocated to the preferred stock, which because of the mandatory redemption date and other redemption provisions, were classified outside of permanent equity. Pursuant to the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


Adjustable Conversion Ratios" and EITF 00-27, "Application of Issue
98-5 to Certain Convertible Instruments," the entire amount of $42.1 million was initially recorded as a beneficial conversion feature in Capital in Excess of Par Value resulting in an additional discount to the preferred stock. The amount of the beneficial conversion feature was determined pursuant to Issue 2 of EITF 00-27. As such, the most beneficial "accounting conversion price" at the issue date of the preferred shares was compared to the closing market price of the stock on that date and the intrinsic spread was multiplied by the number of most beneficial shares that the preferred shares can be converted into. This beneficial conversion feature was being recognized, using the interest method, as a deemed dividend to the preferred stockholders and an increase in the carrying value of the preferred stock from the issuance date to the 10 year mandatory redemption date.

The preferred stock was also initially being accreted to its maximum redemption amount possible pursuant to Topic D-98, "Classification and Measurement of Redeemable Securities" using the interest method from the issuance date to the 10 year mandatory redemption date.

In April 2002, the Company reached an agreement with the preferred stockholders to eliminate the scheduled ten year redemption date of the preferred stock and on May 31, 2002, the stockholders approved an amendment to remove the scheduled redemption feature. In exchange for removing the scheduled redemption date, the Company agreed to grant the holders of the preferred stock the right to require Penton to seek a buyer for substantially all of our assets or issued and outstanding capital stock beginning on March 19, 2008. The Company sought the amendment to eliminate the requirement to accrete the preferred stock to the maximum possible redemption amount by such date. However, it did not seek to eliminate the preferred stockholders' right to require the Company to redeem the security upon the occurrence of certain contingent events, including a change in control or liquidation, dissolution or winding up of Penton. To the extent that redemption of the preferred stock becomes probable in the future pursuant to a contingent redemption provision of the preferred stock, accretion to the maximum redemption amount will be required at such time.

Prior to the stockholders approval to remove the scheduled redemption date, the Company was required to accrete a portion of the maximum redemption amount. For the six months ended June 30, 2002, approximately $2.2 million was accreted, using the interest method. In addition, certain features of the preferred stock had to be accounted for as embedded derivatives, which required mark to market accounting that could have potentially resulted in significant swings in net income and earnings per share. The preferred shares agreement has a number of conversion and redemption provisions which represented derivatives under FAS No. 133, prior to the elimination of the mandatory redemption date. The Company determined that certain of these derivatives do not qualify for scope exemption and are not clearly and closely related to the host contract. As such these embedded derivatives are required to be bifurcated and recorded at fair value. The fair value of these derivatives were calculated using the Black Scholes methodology.

As a result of stockholder approval on May 31, 2002, accretion is no longer required and the $42.1 million of unamortized beneficial conversion feature was recognized immediately as a charge to capital in excess of par and as a reduction of income available to common stockholders in the Consolidated Statements of Operations. In addition, mark to market accounting for the embedded derivatives is no longer required subsequent to May 31, 2002. Pursuant to FAS 133 "Accounting for Derivative Instruments and Hedging Activities", the elimination of the mandatory redemption feature made the preferred shares agreement more akin to an equity instrument than a debt instrument. Consequently, the embedded derivatives noted above, which related to the conversion or redemption options, either qualified for a scope exemption or did not constitute a derivative pursuant to FAS 133. Therefore, the elimination of the mandatory redemption feature also eliminated the requirement to mark to market these derivatives.

The elimination of the mandatory redemption date does not alter the mezzanine classification of the preferred shares in the balance sheet, because of the existence of other redemption provisions in the preferred shares agreement, such as the optional redemption in the event of a change in control by the holder of the preferred shares. Dividends on the preferred stock will continue to be accrued and will be reflected as a reduction in earnings per share available to common stockholders.

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


The following is a description of the material terms of the preferred stock and warrants reflecting the effects of the stockholder approval of the transaction and the elimination of the mandatory redemption date:

Liquidation Preference

The preferred stock has preferences over the common stock in the event of liquidation, dissolution, winding up, or change in control. Upon the occurrence of any such event, the preferred stockholder will be entitled to be paid in cash, subject to the satisfaction of Penton's obligations under the indentures governing our 10 3/8% Senior Subordinated Notes and 11 7/8% Senior Secured Notes.

The initial liquidation value of the preferred stock is $1,000 per share. If the preferred stock is not converted or redeemed prior to March 19, 2008, the liquidation value will increase to $4,570 per share. The liquidation preference is the liquidation value plus accrued and unpaid dividends.

Dividends

From the date of issuance until March 19, 2008, the dividends on the preferred stock will accrue daily on the sum of the then-applicable liquidation preference and the accrued dividends thereon at an annual rate of 5% per annum. From and after March 19, 2008, the dividends will accrue solely from and including such date at a rate of 15% per annum. At June 30, 2002, preferred dividends of $0.7 million were accrued for ($0.02 per diluted share).

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

Conversion Provisions

Each share of preferred stock is convertible, at any time, subject to certain restrictions, at the holder's and Penton's option, into a number of shares of Penton's common stock, computed by multiplying the number of shares of preferred stock to be converted by the liquidation value, plus accrued but unpaid dividends, divided by the conversion price. The conversion price for the preferred stock initially will be $7.61 per share, subject to certain anti-dilution adjustments. Among others, the restrictions include the market price of the common shares being equal to or greater than the applicable share minimum noted below.

Company's Redemption Provisions

The Company can redeem the preferred stock at any time, in whole or in part, at a cash redemption price equal to the product of the number of shares of common stock into which the preferred shares can be converted, without actually requiring such conversion, and the greater of the volume weighted-average closing share price of Penton's common stock for the preceding 30 trading days, or the applicable minimum share price derived from the following schedule (as may be adjusted for stock splits and similar transactions):


       If being redeemed prior to the third anniversary                         $15.18
       If being redeemed after the third, but before the fourth anniversary     $17.51
       If being redeemed after the fourth, but before the fifth anniversary     $19.31
       If being redeemed after the fifth, but before the sixth anniversary      $23.26

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


Holder's Redemption Provisions

The preferred stockholders' have the right to require the Company to redeem the security upon the occurrence of certain contingent events, including a change in control or liquidation, dissolution or winding up of Penton.

Conversion Prices

The initial conversion price is $7.61 per share (subject to certain anti-dilution adjustments) until the sixth anniversary of issuance, at which time the price may be adjusted to the lesser of (a) the conversion price in effect on the sixth anniversary, or (b) the greater of 90% of the market price of the Company's common stock on the conversion date or $4.50.

If Penton fails to comply with specific covenants contained in the purchase agreement, the conversion price of the preferred stock will be reduced by $0.76 (adjusted for stock splits and similar transactions) until such failure is no longer in existence, every 90 days the conversion price shall be reduced by $0.76 up to a maximum reduction of $3.80 (adjusted for stock splits and similar transactions). The conversion price will adjust to what it would have been absent such breach (to the extent of any shares of preferred stock still outstanding) once the breach is cured. No such reduction to the conversion price will be made at any time that representatives of the investors constitute a majority of the board of directors. In addition, if Penton's leverage ratio (as defined in the purchase agreement) exceeds 7.5 to 1.0 for any quarterly period beginning on December 31, 2002, and such leverage ratio remains in excess of 7.5 to 1.0 for a period of 90 days, the conversion price of the preferred stock will be reduced by $0.76 (adjusted for stock splits and similar transactions). Thereafter, until the leverage ratio reduces below 7.5 to 1.0, every 90 days the conversion price will be reduced by another $0.76 (adjusted for stock splits and similar transactions), subject to a maximum reduction not to exceed $3.80 (adjusted for stock splits and similar transactions). The conversion price will adjust to what it would have been absent such event (to the extent of any shares of preferred stock still outstanding) once the leverage ratio reduces below 7.5 to 1.0. No such reduction to the conversion price will be made at any time that representatives of the investors constitute a majority of the board of directors.

Board Representation

The preferred stock entitles the holders thereof initially to three board seats. However, at such time as the holders of preferred stock cease to hold shares of preferred stock having an aggregate liquidation preference of at least $25 million, they will lose the right to appoint the director for one of these board seats. On March 19, 2008, the holders of a majority of the preferred stock then outstanding, if any, will be entitled to appoint one less than a minimum majority of the board of directors. At such time as the holders of preferred stock cease to hold shares of preferred stock having an aggregate liquidation preference of at least $10 million, and such holders' beneficial ownership of Penton's preferred stock and common stock constitutes less than 5% of the aggregate voting power of the Company's voting securities, the holders of preferred stock will no longer have the right to appoint any directors to the board of directors.

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

Penton has also granted the holders of the preferred stock the right to have representatives attend meetings of the board of directors after such time as they are no longer entitled to appoint any members to the board of directors and until such time as they no longer own any preferred stock, warrants or shares of common stock issued upon conversion of the preferred stock and exercise of the warrants.

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


Voting Rights

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

Covenants

The terms of the preferred stock have several financial and non-financial covenants. As of June 30, 2002, Penton was in compliance with all such covenants.

Sales Rights

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

In exchange for removing the scheduled redemption date, the Company agreed to grant the holders of the preferred stock the right to require us to seek a buyer for substantially all of our assets or issued and outstanding capital stock beginning on March 19, 2008. The holders of the preferred stock will not have this right if less than 3,500 shares of preferred stock (as adjusted for stock splits and similar transactions) are then outstanding.

Warrants

The initial exercise price of the warrants is $7.61 per share. The warrants are subject to anti-dilution and other adjustments that mirror those applicable to the preferred stock. The warrants are immediately exercisable and expire 10 years after issuance.

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 7 - EARNINGS PER SHARE

Earnings per share have been computed pursuant to the provisions of SFAS No. 128, "Earnings Per Share." Computations of basic and diluted earnings per share for the three months and six months ended June 30, 2002 and 2001 are as follows (in thousands, except per share amounts):

                                                                        THREE MONTHS                     SIX MONTHS
                                                                       ENDED JUNE 30,                  ENDED JUNE 30,
                                                                    2002             2001          2002              2001
                                                                    ----             ----          ----              ----

Net loss applicable to common stockholders                     $   (56,556)      $   (5,483)    $ (61,152)      $  (6,761)
                                                               ============      ===========    ==========      ==========

Number of shares:
     Weighted average shares outstanding -
       basic and diluted                                             32,033           31,930         32,018         31,904
                                                               ============      ===========    ===========     ==========

Per share amount:
     Loss from operations - basic and diluted                  $     (1.77)      $    (0.17)    $    (1.91)     $   (0.21)
                                                               ============      ===========    ===========     ==========

The preferred stock is a participating security, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the preferred stock as if the preferred stock had been converted into common stock. Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share" requires that the preferred stock be included in the computation of basic earnings per share if the effect of inclusion is dilutive. The Company's accounting policy requires the use of the two-class method for its participating securities for earnings per share calculations. For the six months ended June 30, 2002, preferred stock was excluded from the calculation of basic earnings per share as the result was not dilutive. The preferred stock has been considered in the diluted earnings per share calculation under the "if-converted" method.

Due to the net loss applicable to common stockholders for the six months ended June 30, 2002 and 2001, 2,669,655 stock options, 665,272 performance shares, 824,879 deferred shares, 59,340 restricted stock units, 527,951 contingent shares, 1,600,000 warrants and 50,000 redeemable preferred shares were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive.

NOTE 8 - COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

In May 2002, the stockholders approved an amendment to increase the number of authorized shares from 60 million to 155 million.

STOCKHOLDERS RIGHTS AGREEMENT

The Company has a Stockholders Rights Agreement (the "Rights Agreement") to protect stockholders rights in the event of a proposed takeover of the Company. Under the plan, the rights will initially trade together with the Company's common stock and will not be exercisable. In the absence of further board action, the rights generally will become exercisable and allow the holder to acquire the Company's common stock at a discounted price if any person or group acquires 20% or more of the outstanding shares of the Company's common stock. Rights held by the persons who exceed the applicable threshold will be void.

Under certain circumstances, the rights will entitle the holder to buy shares in an acquiring entity at a discounted price. The plan also includes an exchange option. In general, after the rights become exercisable, the Penton board may, at its option, effect an exchange of part or all of the rights, other than rights that have become void, for

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


shares of Penton common stock. Under this option, Penton would issue one share of common stock for each right, subject to adjustment in certain circumstances.

The Penton board may, at its option, redeem all rights for $0.01 per right, generally at any time prior to the rights becoming exercisable. The rights will expire June 27, 2010, unless earlier redeemed, exchanged or amended by the Penton board. In March 2002, the Rights Agreement was amended by the board of directors to permit the sale of convertible preferred stock (see Note 6 - Redeemable Convertible Preferred Stock) and in July 2002, the Rights Agreement was amended by the board of directors to change the expiration date of the rights under the Rights Agreement to be effective at the close of business at Penton's 2003 annual meeting of stockholders, unless the Rights Agreement is approved by the stockholders at such annual meeting. (see Note 16 - Subsequent Events). The Rights Agreement has no impact on the consolidated financial statements or earnings per share.

EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan which allows employees the opportunity to purchase shares of Penton at a discount. The plan allows employees to purchase common stock at 85% of the lower of the market price at the beginning or end of each quarter. This plan was deemed to be non-compensatory pursuant to the appropriate sections of the Internal Revenue Service Codes.

MANAGEMENT STOCK PURCHASE PLAN

The Company has a Management Stock Purchase Plan for designated officers and other key employees. Participants in the plan may elect to receive restricted stock units ("RSUs") in lieu of a designated portion of up to 100% of their annual incentive bonus. Each RSU represents the right to receive one share of Penton common stock. RSUs are granted at a 20% discount from fair market value on the date awarded. RSUs vest two years after the date of grant and are settled in shares of common stock after a period of deferral (of no less than two years) selected by the participant, or upon termination of employment. The discount is recorded as compensation expense over the minimum vesting period, of which, $0.04 million and $0.07 million, respectively were recognized as expense for the six months ended June 30, 2002 and 2001. In February 2002 and 2001, 21,976 and 31,942 RSUs were granted at a fair market value of $7.38 and $25.10 per share, respectively. At June 30, 2002, 59,340 RSUs were outstanding. During the first six months of 2002, 15,436 shares of the Company's common stock were issued under this plan.

EXECUTIVE LOAN PROGRAM

The Company has an Executive Loan Program, which allowed Penton to issue an aggregate of up to 400,000 shares of Penton common stock at fair market value to six key executives, in exchange for full recourse notes. In December 2001, the loan notes were amended to cease interest from being charged as well as to extend the maturity date from the fifth anniversary of the first loan date to six months following the seventh anniversary of the first loan date. No payments are required until maturity, at which time all outstanding amounts are due.

At June 30, 2002, the outstanding loan balance under the Executive Loan Program was approximately $9.7 million (including $1.0 million of accrued interest). During the second quarter of 2002, executive loans of $1.1 million (including $0.1 million of accrued interest) were repaid. The loan balance is classified in the Stockholders' Equity section of the Consolidated Balance Sheets as Notes Receivable Officers/Directors.

EQUITY AND PERFORMANCE INCENTIVE PLAN

In May 2001, the stockholders approved an amendment to increase the number of shares of common stock reserved for issuance under the 1998 Equity and Performance Incentive Plan from 2.5 million shares to 5.5 million shares.

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


STOCK OPTIONS

The Company has stock option plans under which employees and directors may be granted options to purchase shares of the Company's common stock. In May 2001, the stockholders approved an amendment to increase the number of shares of common stock reserved for issuance under the 1998 Director Stock Option Plan from 100,000 shares to 250,000 shares.

As of June 30, 2002, 2,669,655 stock options were outstanding under the 1998 Equity and Performance Incentive Plan and the 1998 Director Stock Option Plan. Options granted under the plans generally vest equally over three years from the date of grant. However, most options granted are not exercisable until the third anniversary. All options granted pursuant to the plan will expire no later than 10 years from the date the option was granted. Option grants do not have any associated compensation charge, as all grants are issued at fair market value.

In July 2002, Penton filed a Tender Offer Statement related to the exchange by eligible employees of outstanding options to purchase shares of Penton's common stock issued under the Penton Media, Inc. 1998 Equity and Performance Incentive Plan (the "Option Plan") with exercise prices greater than or equal to $16.225 per share for new options to purchase shares of common stock to be issued under the Option Plan ("New Options"). New Options will be granted on or promptly after the first business day that is at least six months and one day after the eligible options tendered pursuant to the offer are cancelled. The exercise price of the New Options shall be the fair value of our common stock on the grant date. Each eligible employee will receive a New Option to acquire one share of Penton's common stock for every two shares of Penton's common stock subject to an eligible option. The offer to exchange options under the Tender Offer expires on August 22, 2002, unless the period is extended. (See
Note 16 - Subsequent Events).

DEFERRED SHARES

The Company's long-term incentive plan also provides for the award of deferred shares. At June 30, 2002, 824,879 deferred shares were outstanding. Of the shares outstanding at June 30, 2002, 768,630 shares vest one-fourth on each three-month anniversary following the date of grant, 47,553 shares vest on the third anniversary of the grant date and the remaining 8,696 shares vest at the rate of 20% per year over a five-year period from date of grant. In the first six months of 2002, 9,100 fully vested deferred shares were issued for common stock of Penton. Compensation expense is being recognized over the related vesting period based on the fair value of the shares on the date of grant. For the six months ended June 30, 2002 and 2001, approximately $1.8 million and $0.2 million, respectively, were charged to expense under this plan.

PERFORMANCE SHARES

In February 2002, the board of directors approved a grant of 495,000 performance shares to certain key executives, subject to the attainment of certain performance goals over a three-year period from January 1, 2002 through December 31, 2004. Each grantee is eligible to receive between 50% and 150% of the granted shares. At June 30, 665,272 performance shares are outstanding.

Performance shares are not issuable until earned. Compensation expense for performance shares is recorded over the performance period based on an estimate at the end of each reporting period. The estimate takes into account the probable number of shares that will be earned by the grantee and the share price of our common stock at the end of the performance period. For the six months ended June 30, 2002 and 2001, approximately $(0.2) million and $1.2 million, respectively, were charged (credited) to expense for these shares. No performance shares have been issued pursuant to the plan during the six months ended June 30, 2002.

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


TREASURY STOCK

In the second quarter 2002, one executive returned 52,332 shares to the Company to pay down a portion of his executive loan balance. These treasury stock were recorded at $0.4 million as a decrease in additional paid in capital.

NOTE 9 - COMPREHENSIVE LOSS

Total comprehensive loss for the three months and six months ended June 30, 2002 and 2001 was $12.1 million, $5.0 million, $16.0 million and $13.1 million, respectively.

                                                                              NOTES      ACCUMULATED
                                                CAPITAL IN    RETAINED     RECEIVABLE       OTHER
                                      COMMON    EXCESS OF      EARNINGS     OFFICERS/   COMPREHENSIVE
                                       STOCK    PAR VALUE    (DEFICIT)      DIRECTORS  INCOME/(LOSS)     TOTAL
                                     --------------------------------------------------------------------------
Balance at December 31, 2001         $    319    $ 227,245    $  6,724   $ (10,824)    $  (2,934)   $   220,530
                                     --------    ---------    --------   ----------    ----------   -----------
Comprehensive loss:
    Net loss                                -             -    (16,291)           -            -        (16,291)
    Other comprehensive loss:
       Reclassification adjustment
          for realized gain on
          securities sold                   -            -            -           -         (808)          (808)
        Reclassification adjustment
          of net loss on cash flow
          hedge discontinuation             -            -            -           -        1,438          1,438
       Foreign currency translation
          adjustment                        -            -            -           -         (328)          (328)
                                                                                                       --------
    Comprehensive loss                                                                                  (15,989)
                                                                                                        --------
Issuance of common stock:
    Deferred shares and stock options       -         533             -          31            -            564
    Employee stock purchase plan            -        (376)            -           -            -           (376)
Repayment of executive loans                -            -            -         703            -            703
Purchase of treasury stock                (1)        (386)            -         387            -              -
Issuance of 50,000 shares of preferred
    Stock and subsequent recognition of
Warrants issued with preferred stock        -       4,003             -           -            -          4,003
Amortization of deemed dividend and
  accretion of preferred stock              -      (2,756)            -           -            -         (2,756)
                                    ---------    ---------    ---------   ----------   ----------   -----------
Balance at June 30, 2002            $     318    $ 228,263    $ (9,567)   $  (9,703)   $  (2,632)   $   206,679
                                    =========    =========    =========   ==========   ==========   ===========

NOTE 10 - HEDGING ACTIVITIES

RISK MANAGEMENT

In the ordinary course of business, the Company is exposed to fluctuations in interest rates and foreign currency rates. The Company maintains assets and operations in Europe and Asia, and as a result, may be exposed to fluctuations in currency rates relative to these markets. Penton, however, does not manage this risk using derivative instruments.

The Company was exposed to interest rate risk due to the variable interest rates of its senior secured credit facility. In March 2002, the Company paid down term loans A and B of the credit facility with certain debt and equity offerings (see
Note 5 - Debt). As a result, at June 30, 2002, the Company has no variable-interest rate debt outstanding.

The Company is also exposed to changes in the fair value of its fixed-rate senior secured notes and senior subordinated notes. As of June 30, 2002, the Company did not manage this risk using derivative instruments.

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


CASH FLOW HEDGES

In March 2002, the Company discontinued hedge accounting for its cash flow hedges as the Company paid down its outstanding variable rate debt. The entire net deferred loss on cash flow hedges of $1.4 million recorded in Other Comprehensive Income was reclassified to earnings.

Management has decided to continue to hold the derivative instruments until their maturity, and will carry the derivatives at their fair market value on the balance sheet, recognizing changes in the fair value in current period earnings. As of June 30, 2002, the Company recognized a net loss of $1.1 million related to such derivative instruments.

At June 30, 2002, the Company had the following interest rate instruments in effect (in thousands):

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

At June 30, 2002, the interest rate instruments had a negative fair value of $1.7 million, which is recorded as a liability in Other Accrued Expenses on the Consolidated Balance Sheet.

The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the other counter-parties as they are major financial institutions. The weighted average implied forward variable interest rate is approximately 6.19% for 2002.

NOTE 11 - RESTRUCTURING CHARGES

SECOND QUARTER 2002 CHARGE

In the second quarter 2002, Penton recorded a restructuring charge of $7.8 million ($4.7 million after tax, or $0.15 per diluted share). The charge included $4.4 million of employee termination benefits related to a reduction of 128 positions, including 112 U.S. employees, with the remainder primarily in the U.K. Employee termination benefits include payments for severance, costs of outplacement services and continued benefits.

In addition to termination benefits, the second quarter charge included $2.7 million related to exit costs associated with the closing of five existing office locations under long term leases expiring through 2010 and $0.6 million related to other contractual obligations. Charges for other contractual obligations include costs associated with the cancellation of a trade show venue.

FIRST QUARTER 2002 CHARGE

The restructuring charge credit of $0.3 million ($0.2 million after tax, or $0.1 per diluted share) as of March 31, 2002, comprises approximately $1.3 million of additional employee termination benefits accrued in the first quarter of 2002, offset by the reversal of approximately $1.6 million related to lease reserves established in the third quarter of 2001 for Penton's New York, NY and Burlingame, CA, offices, for long-term leases which the Company was able to sublease. Personnel costs of $1.4 million are associated with the elimination of approximately 50 positions in the U.S. Personnel costs include payments for severance, costs of outplacement

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


services and a provision for continued benefits to personnel. The New York and Burlingame office closure costs totaling $3.4 million were charged in the second half of 2001. At that time, no assumptions for subleases were made by the Company, due to the inherent limitations in estimating the future trends of the real estate marketplace, the economic conditions present in New York City at the time, and the remote probability of a successful sublease. However, in March 2002, due to continuing efforts by the Company, it finalized a contract to sublease its New York office space for the remainder of the lease term, or approximately 7.25 years. In addition, in April 2002, Penton subleased its Burlingame office for the remainder of the lease term, or approximately 3.8 years. Penton remains ultimately responsible for the payment of both of these leases.

2001 CHARGE

In February 2001, Penton announced a restructuring program with the intent of discontinuing certain Internet operations that had not demonstrated revenue growth, customer acceptance and near-term opportunity for profit. The charge of $5.6 million ($3.3 million after tax, or $0.10 per share on a diluted basis) included the write-off of capitalized software development costs associated with the discontinuance of the industry exchange component of New Hope Natural Media's Healthwell.com; personnel costs, including the reduction of approximately 60 employees at Healthwell.com as well as a reduction of workforce related to a number of other Internet initiatives throughout Penton; and exit costs associated with existing office spaces under lease and other contractual obligations. In the third-quarter of 2001, the Company determined that some first-quarter restructuring initiatives would not require the level of spending that had been originally estimated. Based on the Company's third-quarter estimates, approximately $1.0 million was reversed from the first-quarter charge and the total amount of the charge was adjusted to $4.6 million ($2.7 million after tax, or $0.09 per share on a basic and diluted basis). The remaining costs incurred in connection with the first-quarter restructuring plan have been paid.

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

The following table summarizes the restructuring and impairment charges, the amounts paid and the ending accrual balances for the period ended June 30, 2002 (in thousands):

                                                           FIRST           SECOND
                                        ACCRUAL           QUARTER          QUARTER            CASH          ACCRUAL
                                       12/31/01           CHARGES          CHARGES          PAYMENTS        6/30/02
                                    --------------   --------------    --------------   ---------------   ------------
DESCRIPTION
Severance, outplacement and
   other personnel costs            $        2,115   $        1,382    $        4,437   $       (4,215)   $      3,719
Facility closing costs                       9,134          (1,645)             2,722           (1,342)          8,869
Other exit costs                               383                -               610             (295)            698
                                    --------------   --------------    --------------   ---------------   ------------
Total                               $       11,632   $        (263)    $        7,769   $       (5,852)   $     13,286
                                    ==============   ==============    ==============   ===============   ============

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


The majority of the severance costs are expected to be paid by the end of September 2002, while the balance of facility costs, which include long-term leases, is expected to be paid through 2013.

NOTE 12 - SEGMENT INFORMATION

Penton has four segments which derive their revenues from the production of trade shows, publications and online media products, including Web sites serving customers in 12 distinct industry sectors. Penton measures segment profitability using adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation and unusual items. Adjusted EBITDA for segments also excludes corporate-level costs. Corporate-level costs include costs for centralized functions, such as finance, accounting and information systems, which are not allocated to each segment.

Summary information by segment for the six months ended June 30, 2002 and 2001 is as follows (in thousands):

                                  INDUSTRY         TECHNOLOGY         LIFESTYLE
                                    MEDIA             MEDIA             MEDIA           OTHER           TOTAL
                                    -----             -----             -----           -----           -----
     2002
       Revenues                 $    49,210       $   52,273         $  18,755       $    8,946        $  129,184
       Adjusted EBITDA          $     7,595       $    2,040         $   7,927       $    2,278        $   19,840

     2001
       Revenues                 $    68,622       $  123,361         $  18,140       $    9,347        $  219,470
       Adjusted EBITDA          $    12,676       $   28,655         $   7,776       $    1,998        $   51,105

Segment revenues, all of which are realized from external customers, equal Penton's consolidated revenues. The following is a reconciliation of Penton's total segment adjusted EBITDA to consolidated loss before income taxes and extraordinary item (in thousands):

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                         2002           2001
                                                                         ----           ----

    Total segment adjusted EBITDA                                 $       19,840    $     51,105
    Depreciation and amortization                                       (10,140)        (22,714)
    Restructuring charge                                                 (7,506)         (5,567)
    Impairment of assets                                                   (136)               -
    Non-cash compensation                                                (1,544)         (1,445)
    Gain on sale of investments                                            1,491               -
    Interest expense                                                    (18,920)        (13,069)
    Interest income                                                          460             819
    Miscellaneous, net                                                     (341)         (1,450)
    Corporate costs                                                      (9,675)        (13,838)
                                                                  --------------    ------------
Consolidated loss before income taxes
    and extraordinary item                                        $     (26,471)    $    (6,159)
                                                                  ==============    ============

NOTE 13 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The following schedules set forth condensed consolidating balance sheets as of June 30, 2002 and December 31, 2001, and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the six months ended June 30, 2002 and 2001. In the following schedules, "Parent" refers to the combined balances of Penton Media, Inc., "Guarantor Subsidiaries" refers to Penton's wholly owned domestic subsidiaries and "Non-guarantor Subsidiaries" refers to Penton's foreign subsidiaries. "Eliminations" represents

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in Penton's subsidiaries.

NOTE 13 --  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               AS OF JUNE 30, 2002

                                                                 GUARANTOR   NON-GUARANTOR                     PENTON
                                                  PARENT       SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   -------------  -------------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and cash equivalents                  $      18,581  $         286  $       3,722   $           -  $      22,589
    Accounts and notes receivable, net               147,355        (7,265)       (12,879)        (82,000)         45,211
    Income taxes receivable                           10,464              -              -               -         10,464
    Inventories                                          374            316              8               -            698
    Deferred tax asset                                 4,716          1,962           (33)               -          6,645
    Prepayments, deposits and other                    2,758          2,796          5,070               -         10,624
                                               -------------  -------------  -------------   -------------  -------------
                                                     184,248        (1,905)        (4,112)        (82,000)         96,231
                                               -------------  -------------  -------------   -------------  -------------

    Property, plant and equipment, net                20,090          4,764          2,512               -         27,366
    Goodwill, net                                    123,645        333,181         37,521               -        494,347
    Other intangibles, net                            19,621         36,691          1,961               -         58,273
    Deferred tax asset                                 6,961          1,045              -               -          8,006
    Investments                                      221,902        146,303              -       (368,205)              -
                                               -------------  -------------  -------------   -------------  -------------
                                                     392,219        521,984         41,994       (368,205)        587,992
                                               -------------  -------------  -------------   -------------  -------------
                                               $     576,467  $     520,079  $      37,882   $   (450,205)  $     684,223
                                               =============  =============  =============   =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses      $       7,032  $          16  $         930   $           -  $       7,978
    Income taxes payable                                 887          1,764            175               -          2,826
    Accrued earnouts                                   1,547              -          4,018               -          5,565
    Accrued compensation and benefits                 11,772          1,253            844               -         13,869
    Other Accrued Expenses                            30,527        (5,788)          5,189               -         29,928
    Unearned income                                   10,903          9,815          5,064               -         25,782
                                               -------------  -------------  -------------   -------------  -------------
                                                      62,668          7,060         16,220               -         85,948
                                               -------------  -------------  -------------   -------------  -------------

Long-term liabilities and deferred credits:
    Senior secured notes, net of discount             92,477         64,266              -               -        156,743
    Senior subordinated notes, net of discount       101,064         70,232              -               -        171,296
    Note payable                                      82,000              -            417        (82,000)            417
    Net deferred pension credits                      14,765              -              -               -         14,765
    Deferred tax liability                           (9,501)          9,501              -               -              -
    Intercompany advances                           (57,382)         44,967         12,415               -              -
    Other                                              1,905            397          1,212               -          3,514
                                               -------------  -------------  -------------   -------------  -------------
                                                     225,328        189,363         14,044        (82,000)        346,735
                                               -------------  -------------  -------------   -------------  -------------

Mandatorily redeemable convertible
         preferred stock                              44,861              -              -               -         44,861
                                               -------------  -------------  -------------   -------------  -------------

Stockholders' equity:
    Common stock                                     219,355        350,020         16,614       (357,408)        228,581
    Retained earnings (deficit)                       34,168       (26,364)        (6,574)        (10,797)        (9,567)
    Notes receivable officers/directors              (9,703)              -              -               -        (9,703)
    Accumulated other comprehensive loss               (210)              -        (2,422)               -        (2,632)
                                               -------------  -------------  -------------   -------------  -------------
                                                     243,610        323,656          7,618       (368,205)        206,679
                                               -------------  -------------  -------------   -------------  -------------
                                               $     576,467  $     520,079  $      37,882   $   (450,205)  $     684,223
                                               =============  =============  =============   =============  =============

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 13-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2001

                                                                GUARANTOR   NON-GUARANTOR                     PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   -------------  -------------
                                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and cash equivalents                  $      14,518  $       1,993  $       3,680   $           -  $      20,191
    Accounts and notes receivable, net                32,973         93,247         12,232        (82,000)         56,452
    Income tax receivable                             14,750              -              -               -         14,750
    Inventories                                        1,090            248             13               -          1,351
    Deferred tax asset                                 4,683          1,962              -               -          6,645
    Prepayments, deposits and other                    3,893          3,961              -               -          7,854
                                               -------------  -------------  -------------   -------------  -------------
                                                      71,907        101,411         15,925        (82,000)        107,243
                                               -------------  -------------  -------------   -------------  -------------

    Property, plant and equipment, net                22,563          4,694          2,919               -         30,176
    Goodwill, net                                    124,828        331,570         36,743               -        493,141
    Other intangibles, net                            13,624         40,684          2,492               -         56,800
    Deferred tax asset                                16,462        (8,994)              -               -          7,468
    Investment in subsidiaries                       221,915        146,235              -       (368,150)              -
    Investments                                            -          5,649              -               -          5,649
                                               -------------  -------------  -------------   -------------  -------------
                                                     399,392        519,838         42,154       (368,150)        593,234
                                               -------------  -------------  -------------   -------------  -------------
                                               $     471,299  $     621,249  $      58,079   $   (450,150)  $     700,477
                                               =============  =============  =============   =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Senior secured credit facility             $      16,489  $           -  $           -   $           -  $      16,489
    Note payable                                           -              -          2,804               -          2,804
    Accounts payable and accrued expenses             38,969        (1,580)          9,656               -         47,045
    Accrued compensation and benefits                 10,562          1,226            623               -         12,411
    Unearned income                                   15,339         16,723          4,877               -         36,939
                                               -------------  -------------  -------------   -------------  -------------
                                                      81,359         16,369         17,960               -        115,688
                                               -------------  -------------  -------------   -------------  -------------

Long-term liabilities and deferred credits:
    Senior secured credit facility                   164,098              -              -               -        164,098
    Senior subordinated notes, net of discount       180,957              -              -               -        180,957
    Note payable                                      82,000              -            417        (82,000)            417
    Net deferred pension credits                      15,140              -              -               -         15,140
    Intercompany advances                          (310,773)        266,714         44,059               -              -
    Other                                              2,097            384          1,166               -          3,647
                                               -------------  -------------  -------------   -------------  -------------
                                                     133,519        267,098         45,642        (82,000)        364,259
                                               -------------  -------------  -------------   -------------  -------------

Stockholders' equity:
    Common stock                                     227,564        355,888          1,465       (357,353)        227,564
    Retained earnings (deficit)                       41,251       (18,914)        (4,816)        (10,797)          6,724
    Notes receivable officers/directors             (10,824)              -              -               -       (10,824)
    Accumulated other comprehensive income (loss)    (1,570)            808        (2,172)               -        (2,934)
                                                 -----------  -------------  -------------   -------------  -------------
                                                     256,421        337,782        (5,523)       (368,150)        220,530
                                               -------------  -------------  -------------   -------------  -------------
                                               $     471,299  $     621,249  $      58,079   $   (450,150)  $     700,477
                                               =============  =============  =============   =============  =============

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 13-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                 GUARANTOR   NON-GUARANTOR                      PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   -------------  -------------
                                                                         (DOLLARS IN THOUSANDS)

REVENUES                                       $      83,977  $      33,896  $      11,311   $           -  $     129,184
                                               -------------  -------------  -------------   -------------  -------------

OPERATING EXPENSES
    Editorial, production and circulation             35,268         14,936          4,453               -         54,657
    Selling, general and administrative               38,675         20,011          7,220               -         65,906
    Restructuring charges                              6,047            317          1,142               -          7,506
    Impairment of assets                                   -              -            136               -            136
    Depreciation and amortization                      4,688          4,706            746               -         10,140
                                               -------------  -------------  -------------   -------------  -------------
                                                      84,678         39,970         13,697               -        138,345
                                               -------------  -------------  -------------   -------------  -------------

OPERATING LOSS                                         (701)        (6,074)        (2,386)               -        (9,161)
                                               -------------  -------------  -------------   -------------  -------------

OTHER INCOME (EXPENSE):
    Interest expense                                (11,100)        (7,713)          (107)               -       (18,920)
    Interest income                                  (1,015)          1,516           (41)               -            460
    Gain on sale of investments                        1,491              -              -               -          1,491
    Miscellaneous, net                                 (363)              -             22               -          (341)
                                               -------------  -------------  -------------   -------------  -------------
                                                    (10,987)        (6,197)          (126)               -       (17,310)
                                               -------------  -------------  -------------   -------------  -------------

LOSS BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                              (11,688)      (12,271)        (2,512)               -       (26,471)

BENEFIT FOR INCOME TAXES                              (4,438)       (4,822)          (754)               -       (10,014)
                                               -------------- -------------  -------------   -------------  -------------

LOSS BEFORE EXTRAORDINARY ITEM                        (7,250)       (7,449)        (1,758)               -       (16,457)

EXTRAORDINARY ITEM, NET OF TAXES                          166             -              -               -            166
                                               -------------- -------------  -------------   -------------  -------------

NET LOSS                                       $      (7,084) $     (7,449)  $     (1,758)   $           -  $    (16,291)
                                               ============== =============  =============   =============  =============

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 13-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                              GUARANTOR       NON-GUARANTOR                     PENTON
                                                  PARENT       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   -------------  -------------
                                                                             (DOLLARS IN THOUSANDS)

REVENUES                                       $     112,931  $      77,899  $      28,640   $           -  $     219,470
                                               -------------  -------------  -------------   -------------  -------------

OPERATING EXPENSES:
    Editorial, production and circulation             47,698         26,791          9,523               -         84,012
    Selling, general and administrative               56,233         31,668         11,735               -         99,636
    Restructuring charges                              5,567              -              -               -          5,567
    Depreciation and amortization                     19,356          3,055            303               -         22,714
                                               -------------  -------------  -------------   -------------  -------------
                                                     128,854         61,514         21,561               -        211,929
                                               -------------  -------------  -------------   -------------  -------------

OPERATING INCOME (LOSS)                              (15,923)        16,385          7,079               -          7,541
                                               -------------- -------------  -------------   -------------  -------------

OTHER INCOME (EXPENSE):
    Interest expense                                 (12,907)          (62)           (100)              -        (13,069)
    Interest income                                   (1,721)         2,633            (93)                           819
    Gain on sale of investments                            -              -              -               -              -
    Miscellaneous, net                                  (216)             -         (1,234)              -         (1,450)
                                               -------------- -------------  --------------  -------------  --------------
                                                     (14,844)         2,571         (1,427)              -        (13,700)
                                               -------------- -------------  --------------- -------------  -------------

INCOME (LOSS) BEFORE INCOME TAXES                    (30,767)        18,956          5,652               -         (6,159)

PROVISION (BENEFIT) FOR INCOME TAXES                  (3,062)         1,910          1,754               -            602
                                               -------------- -------------  -------------   -------------  -------------
NET INCOME (LOSS)                              $     (27,705) $      17,046  $       3,898   $           -  $      (6,761)
                                               ============== =============  =============   =============  ==============

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 13-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                PENTON MEDIA, INC
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                 GUARANTOR   NON-GUARANTOR                    PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                               -------------  -------------   ------------    ------------  -------------
                                                                         (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
    ACTIVITIES                                 $       1,086  $     (7,393)   $      3,899    $          -  $     (2,408)
                                               -------------  -------------   ------------    ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                             (1,412)           (91)          (270)               -        (1,773)
    Acquisitions, including earnouts paid,
        net of cash acquired                           (687)           (24)          (775)               -        (1,486)
    Proceeds from sale of INT Media Group,
       Inc. stock                                          -          5,801              -               -          5,801
                                               -------------  -------------  -------------   -------------  -------------
      Net cash provided by (used for)
         investing activities                        (2,099)          5,686        (1,045)               -          2,542
                                               -------------  -------------  -------------   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of mandatorily
       redeemable convertible preferred stock         46,111              -              -               -         46,111
    Proceeds from senior secured notes               156,717              -              -               -        156,717
    Purchase of senior subordinated notes            (8,375)              -              -               -        (8,375)
    Repayment of senior credit facility            (180,587)              -              -               -      (180,587)
    Payment of short term note payable                     -              -        (2,804)               -        (2,804)
    Employee stock purchase plan                       (368)              -            (8)               -          (376)
    Proceeds from repayment of officers/directors loans  703              -              -               -            703
    Payment of financing costs                       (9,189)              -              -               -        (9,189)
                                               -------------  -------------  -------------   -------------  -------------
        Net cash provided by (used for)
         financing activities                          5,012              -        (2,812)               -          2,200
                                               -------------  -------------  -------------   -------------  -------------

Effect of exchange rate                                   64              -              -               -             64
                                               -------------  -------------  -------------   -------------  -------------
        Net increase (decrease) in cash and
             equivalents                               4,063        (1,707)             42               -          2,398
Cash and equivalents at beginning of period           14,518          1,993          3,680               -         20,191
                                               -------------  -------------  -------------   -------------  -------------
Cash and equivalents at end of period          $      18,581  $         286  $       3,722   $           -  $      22,589
                                               =============  =============  =============   =============  =============

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 13-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                PENTON MEDIA, INC
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                                 GUARANTOR    NON-GUARANTOR                     PENTON
                                                  PARENT       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                               -------------  -------------   ------------    ------------  -------------
                                                                             (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
    ACTIVITIES                                 $    (24,565)  $       1,348   $      7,158    $      1,043  $    (15,016)
                                               -------------  -------------   ------------    ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                             (2,187)        (1,727)        (1,534)               -        (5,448)
    Acquisitions, including earnouts paid,
      net of cash acquired                          (14,839)        (2,442)        (2,979)               -       (20,260)
                                               -------------  -------------  -------------   -------------  -------------
        Net cash used for investing activities      (17,026)        (4,169)        (4,513)               -       (25,708)
                                               -------------  -------------  -------------   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from senior subordinated notes          180,836              -              -               -        180,836
    Proceeds from senior debt facility                45,000              -              -               -         45,000
    Repayment of senior debt facility              (139,875)              -              -               -      (139,875)
    Employee stock purchase plan payments              (139)              -              -               -          (139)
    Proceeds from deferred shares and options
      exercised                                        1,049              -              -               -          1,049
    Payment of financing costs                          (85)              -              -               -           (85)
    Dividends paid                                   (1,912)              -              -               -        (1,912)
                                               -------------  -------------  -------------   -------------  -------------
        Net cash provided by financing
           activities                                84,874               -              -               -        84,874
                                               -------------  -------------  -------------   -------------  -------------
Effect of exchange rate                                 (86)              -              -               -           (86)
                                               -------------  -------------  -------------   -------------  -------------
        Net increase (decrease) in cash and           43,197        (2,821)          2,645           1,043         44,064
        equivalents
Cash and equivalents at beginning of period                -          8,678          3,970         (1,043)         11,605
                                               -------------  -------------  -------------   -------------  -------------
Cash and equivalents at end of period          $      43,197  $       5,857  $       6,615   $           -  $      55,669
                                               =============  =============  =============   =============  =============

NOTE 14 -- SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
           ACTIVITIES

The following transactions did not provide for or require the use of cash and, accordingly, are not reflected in the Consolidated Statements of Cash Flows.

For the six months ended June 30, 2002, Penton issued 15,436 common shares under the Management Stock Purchase Plan, and 9,100 shares under the Deferred Shares Plan to several officers and other key employees. In addition, one executive returned 52,332 shares to the Company to pay down a portion of his executive loan balance. The returned shares were recorded as treasury stock. Furthermore, in the second quarter 2002, Penton recorded amortization of deemed dividend and accretion on preferred stock of $44.9 million.

For the six months ended June 30, 2001, Penton marked to market its investment in INT Media Group, Inc. stock by approximately $7.6 million, and declared dividends of $1.0 million. In addition, Penton acquired Hillgate Communications Ltd. for approximately $4.1 million, of which $3.5 million was in the form of notes payable.

NOTE 15 - INCOME TAXES

As of June 30, 2002, the Company has a net deferred tax asset balance of $14.7 million. Realization of the net deferred balance is dependent on generating sufficient taxable income in the U.S. Although realization is not assured, the Company believes that it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if current estimates of the timing and amount of future taxable income are significantly revised.

NOTE 16 - SUBSEQUENT EVENTS

On July 26, 2002, Penton filed a Tender Offer Statement to exchange options to purchase shares of Penton's common stock issued under the Penton Media, Inc. 1998 Equity and Performance Incentive Plan (the "Option Plan") with exercise prices greater than or equal to $16.225 per share for new options to purchase shares of common stock to be issued under the Option Plan ("New Options"). New Options will be granted on or promptly after the first business day that is at least six months and one day after the eligible options tendered pursuant to the offer are cancelled. The exercise price of the New Options shall be the fair value of our common stock on the grant date. Each eligible employee will receive a New Option to acquire one share of Penton's common stock for every two shares of Penton's common stock subject to an eligible option. The offer to exchange options under the Tender Offer expires on August 22, 2002, unless the period is extended.

Effective July 31, 2002, Penton's Rights Agreement was amended by the board of directors to change the expiration date of the rights under the Rights Agreement to be effective at the close of business at Penton's 2003 annual meeting of stockholders, unless the Rights Agreement is approved by the stockholders at such annual meeting.

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

RECENT DEVELOPMENTS

FINANCING

On March 19, 2002, the Company issued 40,000 shares of its Series B Convertible Preferred Stock, par value $0.01 per share (the "preferred stock"), and warrants (the "warrants") to purchase 1,280,000 shares of Penton's common stock, par value $0.01 per share, for $40.0 million in a private placement to institutional investors and affiliated entities. On March 28, 2002, the Company issued an additional 10,000 shares of preferred stock, par value $0.01 per share, and warrants to purchase an additional 320,000 shares of Penton's common stock, par value $0.01 per share, for $10.0 million to the same group of investors. The net proceeds from the sale of the preferred stock and warrants were used to repay the term loan indebtedness under our senior credit facility. (See Note 5 - Debt)

A copy of the amended and restated Series B Convertible Preferred Stock and Warrant Purchase Agreement and the Certificate of Designations (as amended on June 4, 2002 on Form S-3/A) and Form of Warrants Agreement were filed with the Securities and Exchange Commission on March 19, 2002 as exhibits to a Current Report on Form 8-K. The following is a description of the material terms of the preferred stock and warrants, and is qualified in its entirety by reference to that Current Report on Form 8-K and the applicable agreements. Significant terms of the new preferred stock are as follows:

     - Holders of the preferred shares will have a liquidation preference over holders of common stock.
     - The initial liquidation value per share will be $1,000. If the preferred stock is not converted or redeemed prior to the sixth anniversary of the date of issuance, the liquidation value will increase to $4,570 per share.
     - Dividends accrue at an annual rate of 5% per annum. After the sixth anniversary, dividends accrue at an annual rate of 15%. Upon certain triggering events, the dividend rate may increase by one percentage point per quarter up to a maximum increase of five percentage points.
     - The dividends are payable semi-annually in cash only if declared by our board of directors and approved by holders of no less than 75% of the convertible preferred stock then outstanding. The provisions of our debt instruments limit our ability to pay dividends in cash. Currently we have no intention to pay dividends in cash.
     - Shares of preferred stock will be convertible at any time at each investor's option into a number of shares of our common stock equal to the liquidation value plus accrued but unpaid dividends, divided by the conversion price. The conversion price will initially be $7.61, and is subject to certain anti-dilution and other adjustments. Subject to certain restrictions, we have the option to convert the preferred stock at any time.
     - If we fail to comply with specific covenants contained in the purchase agreement, the conversion price will be reduced by $0.76 (adjusted for stock splits and similar transactions). Until such failure is no longer in existence, every 90 days the conversion price shall be reduced by $0.76 up to a maximum reduction of $3.80 (adjusted for stock splits and similar transactions). The conversion price will adjust to what it would have been, absent such breach, once the breach is cured.
     - We may redeem the preferred stock at any time, in whole or in part, provided that the redemption price is equivalent to the amount the holders would receive on an as-converted basis using a trailing 30-day period and subject to certain minimum share prices based on the year redeemed.
     - The preferred stock initially entitles the holders to three seats on our board of directors. Upon the occurrence of certain triggering events, the holders may appoint up to one less than a minimum majority of our board of directors or a minimum majority upon the occurrence of certain events of bankruptcy or insolvency. See the further discussion of these triggering events in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
     - The holders of the convertible preferred stock are entitled to vote on all matters submitted to a vote of our common stockholders.
     - We have registered the common stock issuable upon conversion of the convertible preferred stock and exercise of the warrants.
     - The terms of the convertible preferred stock subject us to various covenants, which among other things, limits our ability to sell assets, make any restricted payments or restricted investments, enter into various agreements and grant certain options.
     - Warrants were issued to purchase an aggregate of 1.6 million shares of our common stock at an initial exercise price of $7.61 per share, subject to certain anti-dilution and other adjustments that mirror those applicable to the convertible preferred stock. The warrants are immediately exercisable and expire 10 years after issuance.

In March 2002, Penton issued $157.5 million of 11 7/8% senior secured notes (the "Secured Notes") due 2007. Interest is payable on the Secured Notes semi-annually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally, guaranteed on a senior basis by all of our domestic subsidiaries, which are 100% owned by the Company. We may redeem the Secured Notes, in whole or in part, during the periods October 1, 2005 through September 30, 2006 and October 1, 2006 and thereafter at redemption prices of 105.9375% and 100.0000% of the principal amount, respectively, together with accrued and unpaid interest. In addition, at any time prior to October 1, 2005, up to 35% of the aggregate principal amount of the Secured Notes may be redeemed at our option, within 90 days of certain public equity offerings of our common stock, at a redemption price equal to 111.875% of the principal amount, together with accrued and unpaid interest.

The Secured Notes were offered at a discount of $0.8 million, which is being amortized, using the interest method, over the term of the Secured Notes. Net proceeds of $150.1 million were used to pay down $83.6 million of our term loan A facility, and $49.0 million of our term loan B facility, and to repurchase $10.0 million of our 10 3/8% senior subordinated notes for $8.3 million. The remaining net proceeds of $9.2 million were used for general corporate purposes. The Secured Notes rank senior in right to all of our subordinated indebtedness, including our 10 3/8% senior subordinated notes due in 2011, and equal in right of payment with all of our other senior indebtedness, which is approximately $0.4 million at June 30, 2002. The Secured Notes contain covenants that will, among other things, limit the Company's ability to pay dividends, incur additional debt, sell assets, and enter into mergers or consolidations. Our ability to obtain dividends from our subsidiaries is only restricted if we are in default under our debt arrangement or if we have exceeded our limitation of additional indebtedness, as specified in such agreement.

In March 2002, Penton amended and restated its senior credit facility and repaid in full term loan A and term loan B facilities from the proceeds received from the sale of preferred shares (see Note 6 - Redeemable Convertible Preferred Stock), proceeds received from the sale of INT Media Group, Inc. common stock (see Note 4 - Investments), cash on hand from a tax refund of approximately $12.2 million, and the issuance of $157.5 million in Secured Notes as mentioned above. The amended and restated credit agreement provides for a revolving credit facility of up to a maximum amount of $40.0 million. Availability under the revolving credit facility is determined by a borrowing base that is limited to 80% of eligible receivables. In order to access the revolver, Penton must not have more than $7.5 million of cash and cash equivalents available, must be in compliance with the loan documents and must submit a borrowing base certificate immediately prior to each extension of credit showing compliance with the borrowing base. Penton is required to prepay the revolver in the event that it has loans outstanding in excess of the borrowing base, or it has more than $7.5 million in cash and cash equivalents at the end of any month. The amended and restated credit facility has no financial covenants. In connection with the amendment and restatement of the credit facility, the interest rate on the revolving credit facility was increased. In addition, further restrictions were placed on Penton's ability to made certain restricted payments, to make capital expenditures in excess of certain amounts, to incur additional debt and contingent obligations, to make acquisitions and investments, and to sell assets.

EXPENSE REDUCTION INITIATIVES

We have implemented a number of expense reduction and restructuring initiatives to more closely align our cost structure with the current business environment. The cost reduction initiatives included workforce reductions, elimination of unprofitable properties, the shutdown or consolidation of certain facilities. Results for the first half of 2002 show some of the benefits of our aggressive cost reduction programs implemented in 2001 and the first half of 2002. Specific actions taken are as follows:
     -    We reduced staffing through terminations.
     - We imposed a company-wide hiring freeze, as well as a salary freeze for higher-paid employees.
     -    We shut down or consolidated more than 25 offices worldwide.
     - We reduced benefit costs by increasing employee contributions for health care, temporarily suspending the company match for our defined contribution plan, and eliminating year-end discretionary bonuses.
     - We eliminated unprofitable properties, including various magazines, more than 20 events and nearly 20 Web sites.
     - We restructured various under-performing events by either eliminating these events or by co-locating with other events and realigning management structures.

     - We reduced the production cost of various under-performing magazines through process improvements, automation of pre-press work, new printing and paper supply contracts, and selective reduction in frequency and circulation levels.

     - We commenced a plan to centralize all information technology and accounting services.

     -    We effectively outsourced various corporate and division functions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001

TOTAL COMPANY

Our revenues, net loss, net loss applicable to common stockholder, diluted earnings per share, adjusted EBITDA, and adjusted EBITDA margins for the three months ended June 30, 2002 and 2001 are as follows:


                                                        2002              2001            VARIANCE
                                                        ----              ----            --------

         Revenues                                    $    66,009       $   106,777      $  (40,768)
                                                     ===========       ===========      ===========

         Net loss                                    $  (12,058)       $   (5,483)      $   (6,575)
                                                     ===========       ===========      ===========

         Net loss applicable to
              common stockholders                    $  (56,556)       $   (5,483)      $  (51,073)
                                                     ===========       ===========      ===========

         Net loss per common share - diluted         $    (1.77)       $    (0.17)
                                                     ===========       ===========

         Adjusted EBITDA                             $     5,135       $    16,594      $  (11,459)
                                                     ===========       ===========      ===========

         Adjusted EBITDA margins                            7.8%             15.5%
                                                     ===========       ===========


Operating results for the three months ended June 30, 2002 were impacted by the downturn in the U.S. economy and, to a lesser extent, by the slowing of economies throughout Europe and Asia. The weakness in the economy we experienced in the fourth quarter of 2001 has carried over into the first half of 2002. Our media properties serving the technology markets, including information technology, Internet/broadband, and telecommunications, continued to show a downward trend. Although some of our manufacturing media products also experienced declines, products serving the natural products, food/retail, government/compliance, and mechanical systems/construction markets performed well.

Our revenues decreased $40.8 million, or 38.2%, from $106.8 million for the three months ended June 30, 2001 to $66.0 million for the same period in 2002. The decrease was due primarily to: (i) a decrease in publishing revenues of $15.1 million, or 25.8%, from $58.4 million for the three months ended June 30, 2001 to $43.3 million for the same period in 2002; and (ii) a decrease in trade show and conference revenues of $25.8 million, or 57.2%, from $45.1 million for the three months ended June 30, 2001 to $19.3 million for the same period in 2002. Results for the second quarter of 2002 were impacted by the timing of our Internet World Spring and CRM trade shows, which took place in the second quarter of 2002 but were held in the first quarter of 2001. Adjusting for the timing shift of these two events, revenues for the second quarter declined by $60.7 million when compared with the same period in 2001. Weak performance in our global portfolio of Internet/broadband trade shows held during the quarter represented 51.1% of our total revenue decline.

We reported a net loss for the three months ended June 30, 2002 of $12.1 million. These results reflect the elimination of the amortization of goodwill pursuant to our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. If the Company had adopted the accounting change at the beginning of 2001, we would have reported a loss of $0.8 million, or $0.03 per diluted share, compared with a net loss of $5.5 million, or $0.17 per diluted share. Unusual items in the net loss for the second quarter of 2002 included: (i) a restructuring charge of $7.8 million (or $0.15 per diluted share after tax) related to staff reductions and office closings; and (ii) the impairment of assets of $0.1 million associated with the abandonment of an investment in France. There were no unusual items in the second quarter of 2001.

The net loss applicable to common stockholders of $56.6 million, or $1.77 per diluted share, for the three months ended June 30, 2002, includes a $44.5 million ($1.39 per diluted share) non-cash one-time charge, which was the result of stockholder approval on May 31, 2002, to remove the 10-year mandatory redemption date on the preferred stock. Subsequent to the approval, the Company ceased accretion on the preferred stock and was required to recognize the unamortized beneficial conversion feature of the stock immediately as a charge to capital in excess of par value.

Total adjusted EBITDA decreased $11.5 million, or 69.1%, from $16.6 million for the three months ended June 30, 2001 to $5.1 million for the same period in 2002. Adjusted EBITDA margins decreased from 15.5% for the second quarter of 2001 to 7.8% for the same period in 2002. The decrease in both our adjusted EBITDA and adjusted EBITDA margins were primarily due to the decrease in our trade show and conference operations of $13.9 million, or 86.7%, from $16.0 million in the second quarter of 2001 to $2.1 million for the same period in 2002. Margins for trade shows and conferences decreased from 67.7% in the second quarter of 2001 to 20.4% for the same period in 2002. Weak performance in our global portfolio of Internet/broadband trade shows held during the quarter represented 107.3% of the decrease in the Company's adjusted EBITDA. These decreases were somewhat offset by a decrease in general and administrative costs of $1.8 million, or 24.9%, from $7.0 million in the second quarter of 2001 to $5.2 million for the same period in 2002. As noted previously, results for the quarter were impacted by the shift in the timing of the Internet World Spring and CRM trade shows. Adjusting for this shift of trade show timing, total adjusted EBITDA declined by $26.7 million for the three months ended June 30, 2002 compared to the same prior year period.

A reconciliation of our net loss to our total adjusted EBITDA for the three months ended June 30, 2002 and 2001, is as follows (in thousands):


                                                     2002                 2001
                                                     ----                 ----

Net loss                                         $   (12,058)         $    (5,483)
Interest expense                                        9,646                6,611
Interest income                                         (242)                (362)
Restructuring charge                                    7,769                    -
Impairment of assets                                      136                    -
Non-cash compensation                                   1,189                  680
Provision (benefit) for income taxes                  (7,191)                2,512
Depreciation and amortization                           5,684               11,135
Miscellaneous, net                                        202                1,501
                                                 ------------         ------------
        Adjusted EBITDA                          $      5,135         $     16,594
                                                 ============         ============


OPERATING EXPENSES

Operating expenses decreased $26.3 million, or 25.8%, from $102.0 million for the three months ended June 30, 2001 to $75.7 million for the same period in 2002. As a percentage of revenues, after excluding restructuring, impairment of asset, and depreciation and amortization charges, operating costs increased from 85.1% in 2001 to 94.0% in 2002. The increase in operating expenses as a percentage of revenues was primarily due to the $40.8 million decline in revenues, which is attributed to the impact of the economy on our business, offset partially by reduced costs of $28.8 million attributable to cost cutting and restructuring activities implemented by the Company. Operating expenses for the second quarter of 2002 included approximately $1.7 million associated with the Internet World Spring and CRM shows which were held in March of 2001 and in April of 2002.

Editorial, Production and Circulation

Editorial, production and circulation expenses decreased to $28.8 million for the three months ended June 30, 2002, compared to $43.2 million for the same period in 2001, representing a decrease of $14.4 million, or 33.3%. The decrease was due to our expense reduction initiatives, including eliminating unprofitable properties, reducing production costs through process improvements and selective reductions in frequency and circulation levels, the outsourcing of various functions throughout the organization, and the effects of staff reductions made in the second half of 2001 and first half of 2002.

As a percentage of revenues, editorial, production and circulation expenses increased from 40.4% in the second quarter of 2001 to 43.6% in the same period of 2002. The increase was due to the general decrease in revenues across all of our products.

Selling, General and Administrative

Selling, general and administrative expenses declined $14.4 million, or 30.3%, from $47.7 million for the three months ended June 30, 2001 to $33.3 million for the same period in 2002, primarily due to cost savings associated with office closings and staff reductions realized from the restructuring actions taken in 2001 and 2002. The decrease was partially offset by costs of approximately $1.2 million associated with the Internet World Spring and CRM shows which were held in second quarter of 2002 and the first quarter of 2001.

As a percentage of revenues, selling, general and administrative expenses increased from 44.7% in 2001 to 50.4% in 2002. The increase was primarily due to lower revenues realized across all of our products.

Restructuring Charge

The restructuring charge of $7.8 million ($4.7 million after tax, or $0.15 per diluted share) was comprised of approximately $4.4 million of employee termination benefits costs, as well as exit costs associated with five office closings and $0.6 million related to other contractual obligations. See Note 11
- Restructuring Charges for information on related cash payments. Additional details concerning the principal components of the second quarter 2002 charge are as follows:

- Personnel costs of $4.4 million are associated with the elimination of approximately 128 positions, of which 112 are in the U.S., with the remainder primarily in the U.K. Personnel costs include payments for severance, costs of outplacement services and a provision for continued health benefits.
- The Company downsized or closed an additional five offices with leases expiring through 2010.
- Other contractual obligations include costs associated with the cancellation of a trade show venue.

Depreciation and Amortization

Depreciation and amortization declined $5.4 million, or 49.0%, from $11.1 million for the three months ended June 30, 2001 to $5.7 million for the three months ended June 30, 2002. Lower amortization expense was due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

OPERATING INCOME (LOSS)

Overall, Penton's operating income (loss) decreased $14.4 million, from income of $4.8 million for the three months ended June 30, 2001, to a loss of $9.6 million for the same period in 2002. Operating income (loss) as a percentage of revenue decreased from 4.5% in 2001 to (14.6)% in 2002.

OTHER INCOME (EXPENSE)

Interest expense increased $3.0 million from $6.6 million for the three months ended June 30, 2001, to $9.6 million for the three months ended June 30, 2002. The increase was primarily due to a higher average debt balance during the second quarter of 2002 when compared with the same period in 2001 as well as an increase in the average interest rates of our debt from approximately 8.0% in 2001 to 12.0% in 2002.

EFFECTIVE TAX RATES

The effective tax rates were (84.6)% and 37.4% for the three months ended June 30, 2001 and 2002, respectively. The related decrease in the effective tax rate year over year was primarily due to the effect of the accounting change for goodwill amortization, effective January 1, 2002.

SEGMENTS

We manage our business based on four operating segments: Industry Media, Technology Media, Lifestyle Media and Other Media. All four segments derive their revenues from the production of publications, trade shows and conferences, and online media products, and serve customers in 12 industry sectors. Adjusted EBITDA for segments is calculated as previously defined except that segment adjusted EBITDA also excludes corporate-level costs. Corporate-level costs include costs for centralized functions, such as finance, accounting and information systems, which are not allocated to each segment. See Note 12 - Segment Information, for a reconciliation of segment total adjusted EBITDA to consolidated net loss before taxes and extraordinary item. Financial information by segment for the three months ended June 30, 2002 and 2001 is summarized in the following table (in thousands):

                                                                     ADJUSTED EBITDA
                             REVENUE           ADJUSTED EBITDA            MARGINS
                         2002       2001       2002        2001      2002        2001
                     --------   --------   --------    --------    ------      ------

  Industry Media     $ 26,173   $ 37,240   $  4,398    $  7,635       16.8%     20.5%
  Technology Media     31,190     61,522      4,098      13,880       13.1%     22.6%
  Lifestyle Media       4,285      3,711       (767)       (608)     (17.9)%   (16.4)%
  Other Media           4,361      4,304      1,252         883       28.7%     20.5%
                     --------   --------   --------    ---------
       Total         $ 66,009   $106,777   $  8,981    $ 21,790
                     ========   ========   ========    ========


Industry Media

Our Industry Media segment, which represented 39.7% of total Company revenues in the second quarter of 2002, serves customers in the manufacturing, design/engineering, mechanical systems/construction, government/compliance, supply chain and aviation industries. Total revenues for this segment for the three months ended June 30, 2002, decreased $11.0 million, or 29.7%, from $37.2 million in 2001 to $26.2 million in 2002. The decrease was primarily due to lower revenues from publications of $7.3 million and lower revenues from trade shows and conferences of $3.5 million when comparing the second quarter of 2002 to the same period in 2001. The decrease in publication revenues was primarily due to revenue declines in products serving the manufacturing, design/engineering and supply chain sectors, which were impacted by the downturn in the U.S. economy. Most significantly affected were, IndustryWeek, Machine Design, American Machinist, New Equipment Digest, Transportation & Distribution, Computer Aided Engineering and Material Handling Management magazines which accounted for approximately $4.6 million of the decrease. The decrease in trade show and conference revenues was primarily due to products serving the manufacturing, construction and supply chain sectors which accounted for approximately $3.6 million of the decrease. The decrease of approximately $1.0 million in the supply chain sector was due to the move of the Supply Chain & Logistics Conference and Expo from the second quarter of 2001 to the third quarter of 2002.

Total adjusted EBITDA for the Industry Media segment decreased $3.2 million, or 42.4%, from $7.6 million for the three months ended June 30, 2001, to $4.4 million during the same period in 2002. Publications accounted for $2.5 million of the decrease while trade shows and conferences accounted for $1.6 million of the decrease. Adjusted EBITDA for the segment's online media portfolio increased $0.1 million for the three months ended June 30, 2002, when compared with the same period in 2001. General and administrative and facility costs decreased by
0.7 million as a result of headcount reductions and office closings. Adjusted EBITDA margins decreased from 20.5% in 2001 to 16.8% in 2002. The decrease in adjusted EBITDA and adjusted EBITDA margins was primarily due to declines in the aforementioned magazines and trade shows.

Technology Media

Our Technology Media segment, which represented 47.3% of total company revenues in the second quarter of 2002, serves customers in the electronics, information technology and Internet/broadband markets. Total revenues for this segment decreased $30.3 million, or 49.3%, from $61.5 million for the three months ended June 30, 2001 to $31.2 million for the same period in 2002. The decrease was primarily due to lower revenues from publications of $7.6 million and lower revenues from trade shows and conferences of $22.9 million. Publications such as Electronic Design, EE Product News, Windows & .Net Magazine, Internet World and Boardwatch magazines were the most significantly impacted and accounted for approximately $5.0 million of the decrease. Trade show revenues in our Internet/broadband sector accounted for $20.9 million of the total decrease with our Service Networks Spring, Internet World UK and Streaming Media West shows accounting for $15.8 million of the sector decrease. Online revenues increased $0.3 million from $2.5 million for the three months ended June 30, 2001 to $2.8 million in the same 2002 period.

Total adjusted EBITDA for the Technology Media segment decreased $9.8 million, or 70.5%, from $13.9 million for the three months ended June 30, 2001 to $4.1 million for the same period in 2002. Publications accounted for approximately $0.3 million of the decrease while trade shows and conferences accounted for $12.9 million of the decrease. Adjusted EBITDA for the segment's online media portfolio increased $1.5 million for the three months ended June 30, 2002, when compared with the same period in 2001. General and administrative and facility costs decreased by approximately $2.0 million as a result of headcount reductions and office closings. Adjusted EBITDA declines in our trade show and conference business mirrored declining revenue trends.

Lifestyle Media

Our Lifestyle Media segment, which represented 6.5% of total-company revenues in the second quarter of 2002, serves customers in the natural products industry sector. Total revenues for this segment increased by $0.6 million, or 15.5%, from $3.7 million for the three months ended June 30, 2001 to $4.3 million for the same period in 2002. An increase in trade show revenues accounted for all of the increase in revenues for this segment as publication and online media revenues were flat when compared with the same prior-year period. The increase in trade show revenues was primarily due to the successful launch of Natural Products Expo Asia, which was staged during May in Hong Kong.

Total adjusted EBITDA for Lifestyle Media decreased $0.2 million, or 26.2%, from a loss of $0.6 million for the three months ended June 30, 2001, to a loss of $0.8 million for the same period in 2002 due primarily to the launch previously noted. Adjusted EBITDA margin losses decreased from 16.4% in 2001 to 17.9% in 2002.

Other Media

Our Other Media segment, which represented 6.6% of total-company revenues for the second quarter of 2002, serves customers in the food/retail and leisure/hospitality sectors. Total revenues for this segment increased $0.1 million, or 1.3%, from $4.3 million for the three months ended June 30, 2001 to $4.4 million for the comparable period in 2002. No individual properties increased or decreased significantly between comparable quarters.

Total adjusted EBITDA for Other Media increased $0.4 million, or 41.8%, from $0.9 million for the three months ended June 30, 2001, to $1.3 million for the same 2002 period due primarily to cost reduction efforts.

PRODUCTS

We publish specialized trade magazines, produce trade shows and conferences, and maintain a variety of online media products, including Web businesses and electronic newsletters. Adjusted EBITDA for products is calculated as previously defined, except that product adjusted EBITDA also excludes general and administrative costs. General and administrative costs include corporate-level costs, as defined previously under Segments, and other general and administrative costs related to product offerings, which are not allocated. Our calculation of adjusted EBITDA by product for the three months ended June 30, 2002 and 2001 is as follows (in thousands):

                                                        2002            2001
                                                     ----------      --------

         Publishing                                   $    7,217     $   8,563
         Trade shows & conferences                         2,119        15,956
         Online media                                      1,045         (943)
                                                       ---------     ---------
             Subtotal                                     10,381        23,576

         General and administrative                      (5,246)       (6,982)
                                                      ----------     ---------

         Adjusted EBITDA                              $    5,135     $  16,594
                                                      ==========     =========

For the three months ended June 30, 2002, adjusted EBITDA for the Company's publishing operations decreased $1.3 million, or 15.7%, when compared with the same prior-year period. Adjusted EBITDA for publications was primarily affected by declines of approximately $2.5 million from our Windows & .Net, American Machinist, Electronic Design, Machine Design, and EE Product News magazines. These declines were somewhat offset by approximately $1.2 million related to adjusted EBITDA improvements from our Internet World magazine and the discontinuation in 2001 of our Streaming Media magazine.

For the three months ended June 30, 2002, adjusted EBITDA for the Company's trade show and conference operations decreased $13.8 million, or 86.7%, when compared with the same prior year period. Quarter-on-quarter comparisons were affected by the change in the timing of the Internet World Spring and CRM trade shows. Adjusting for the timing change, trade shows and conference adjusted EBITDA decreased by $29.1 million. The decline was due primarily to the significant drop in revenues in our Internet/broadband market, with our Service Networks Spring, Internet World UK and Streaming Media West shows being the most significantly impacted.

Adjusted EBITDA for the Company's online media operations increased from a loss of $1.0 million for the three months ended June 30, 2001, to income of $1.0 million for the same period in 2002. The improvement was due primarily to the elimination of unprofitable online media properties in 2001 and revenue growth.

For the three months ended June 30, 2002, general and administrative costs decreased $1.7 million, when compared with the same prior-year period. The decrease is primarily due to staff reductions and other cost cutting efforts implemented in the second half of 2001 and in the first half of 2002.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001

TOTAL COMPANY

Our revenues, net loss, net loss applicable to common stockholders, diluted earnings per share, adjusted EBITDA, and adjusted EBITDA margins for the six months ended June 30, 2002 and 2001 are as follows:


                                                        2002              2001            VARIANCE
                                                        ----              ----            --------

         Revenues                                   $    129,184       $   219,470      $  (90,286)
                                                    ============       ===========      ===========

         Net loss                                   $   (16,291)       $   (6,761)      $   (9,530)
                                                    ============       ===========      ===========

         Net loss applicable to
              common stockholders                   $   (61,152)       $   (6,761)      $  (54,391)
                                                    ============       ===========      ===========

         Net loss per common share - diluted        $     (1.91)       $    (0.21)
                                                    ============       ===========

         Adjusted EBITDA                            $     10,165       $    37,267      $  (27,102)
                                                    ============       ===========      ===========

         Adjusted EBITDA margins                            7.9%             17.0%
                                                    ============       ===========


Operating results for the six months ended June 30, 2002 were impacted by the downturn in the U.S. economy and, to a lesser extent, by the slowing of economies throughout Europe and Asia. The weakness in the economy we experienced in the fourth quarter of 2001 carried over into the first half of 2002. Our media properties serving the technology markets, including information technology, Internet/broadband, and telecommunications, continued to show a downward trend. Although some of our manufacturing media products also experienced declines, products serving the natural products, food/retail, government/compliance, and mechanical systems/construction markets performed well.

Our revenues decreased $90.3 million, or 41.1%, from $219.5 million for the six months ended June 30, 2001 to $129.2 million for the same period in 2002. The decrease was due primarily to: (i) a decrease in publishing revenues of $30.7 million, or 26.6%, from $115.6 million for the six months ended June 30, 2001 to $84.9 million for the same period in 2002; (ii) a decrease in trade show and conference revenues of $59.3 million, or 60.9%, from $97.4 million for the six months ended June 30, 2001 to $38.1 million for the same period in 2002; and
(iii) a decrease in online media revenues of $0.2 million, from $6.5 million for the six months ended June 30, 2001 to $6.3 million for the same period in 2002. Weak performance in our global portfolio of Internet/broadband trade shows held during the year represented 58.3% of the total revenue decline. Significant declines were also experienced in our electronics, information technology and manufacturing markets, which accounted for approximately $22.9 million, or 25.4% of the decline.

We reported a net loss for the six months ended June 30, 2002 of $16.3 million compared with a net loss of $6.8 million for the same period in 2001. The 2002 results reflect the elimination of the amortization of goodwill pursuant to our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. The first-half 2001 net loss, adjusted as if the Company had adopted the accounting change at the beginning of 2001, would have been income of $1.6 million. Unusual items in the first half of 2002 included: (i) a restructuring charge of $7.5 million (or $0.14 per diluted share after tax) related to staff reductions and additional office closings, which were partially offset by the sublease of two offices, for which reserves were previously established; (ii) the impairment of assets of $0.1 million associated with the abandonment of an investment in France; (iii) a pretax gain of $1.5 million ($0.03 per diluted share after tax) on our sale of INT Media Group, Inc. common stock; and (iv) an extraordinary item of $0.2 million (less than $0.01 per diluted share after tax) related to a gain on the repurchase of $10.0 million of senior subordinated notes, partially offset by the write-off of unamortized finance fees associated with the refinancing of our senior credit facility. Unusual items in the first half of 2001 included a restructuring charge of $5.6 million (or $0.10 per diluted share after tax) related to the discontinuation of certain online media properties.

The net loss applicable to common stockholders of $61.2 million, or $1.91 per diluted share, for the six months ended June 30, 2002, includes a $44.9 million ($1.40 per diluted share) non-cash one-time charge, which was the result of stockholder approval on May 31, 2002, to remove the 10-year mandatory redemption date on the preferred stock. Subsequent to this approval, the Company ceased accretion on the preferred stock and was required to recognize the unamortized beneficial conversion feature of the stock immediately as a charge to capital in excess of par value.

Total adjusted EBITDA decreased $27.1 million, or 72.7%, from $37.3 million for the six months ended June 30, 2001 to $10.2 million for the same period in 2002. Adjusted EBITDA margins decreased from 17.0% in the first half of 2001 to 7.9% for the same period in 2002. The decrease in both our adjusted EBITDA and adjusted EBITDA margins was primarily due to the decrease in our trade show and conference operations of $32.6 million, or 79.0%, from $41.3 million in the first half of 2001 to $8.7 million for the same period in 2002. Margins for trade shows and conferences decreased from 42.4% in the first half of 2001 to 22.8% for the same period in 2002. Weak performance in our global portfolio of Internet/broadband trade shows held in 2002 represented 115.6% of the decrease in the Company's adjusted EBITDA. These decreases were somewhat offset by a decrease in general and administrative costs of $4.9 million, or 27.5%, from $17.5 million in the first half of 2001 to $12.6 million for the same period in 2002.

A reconciliation of our net loss to our adjusted EBITDA for the six months ended June 30, 2002 and 2001 is as follows (in thousands):


                                                                          2002                    2001
                                                                          ----                    ----

Net loss                                                              $   (16,291)        $      (6,761)
Interest expense                                                            18,920                13,069
Interest income                                                              (460)                 (819)
Gain on sale of investments                                                (1,491)                     -
Restructuring charge                                                         7,506                 5,567
Impairment of assets                                                           136                     -
Non-cash compensation                                                        1,544                 1,445
Provision (benefit) for income taxes                                      (10,014)                   602
Depreciation and amortization                                               10,140                22,714
Extraordinary item                                                           (166)                     -
Miscellaneous, net                                                             341                 1,450
                                                                      ------------        --------------
        Adjusted EBITDA                                               $     10,165        $       37,267
                                                                      ============        ==============


OPERATING EXPENSES

Operating expenses decreased $73.6 million, or 34.7%, from $211.9 million for the six months ended June 30, 2001 to $138.3 million for the same period in 2002. As a percentage of revenues, after excluding restructuring, impairment of asset, and depreciation and amortization charges, operating costs increased from 83.7% in 2001 to 93.3% in 2002. The increase in operating expenses as a percentage of revenues was primarily due to the $90.3 million decline in revenues, which is attributable to the impact of the economy on our business, partially offset by the effects from cost reduction initiatives and restructuring activities through the first six months of 2002, of $63.1 million.

Editorial, Production and Circulation

Editorial, production and circulation expenses decreased to $54.7 million for the six months ended June 30, 2002, compared to $84.0 million for the same period in 2001, representing a decrease of $29.3 million, or 34.9%. The decrease was due to the effects of our expense reduction initiatives, including eliminating unprofitable properties, reducing production costs through process improvements and selective reduction in frequency and circulation levels, the outsourcing of various functions throughout the organization, and the effects of staff reductions made in the second half of 2001 and first half of 2002.

As a percentage of revenues, editorial, production and circulation expenses increased from 38.3% in the first half of 2001 to 42.3% in the same period of 2002. The increase was due to the general decrease in revenues across all of our products, particularly our Internet/broadband trade shows.

Selling, General and Administrative

Selling, general and administrative expenses declined $33.7 million, or 33.9%, from $99.6 million for the six months ended June 30, 2001 to $65.9 million for the same period in 2002. The decrease was primarily due to cost savings associated with office closings and staff reductions realized from the restructuring actions taken in 2001 and 2002.

As a percentage of revenues, selling, general and administrative expenses increased from 45.4% in 2001 to 51.0% in 2002. The increase was primarily due to lower revenues realized across all of our products, particularly our Internet/broadband trade shows.

Restructuring Charge

The restructuring charge of $7.5 million ($4.5 million after tax, or $0.14 per diluted share) for the six months ended June 30, 2002 was comprised of approximately $5.8 million of employee termination costs and $1.1 million related to exit costs associated with office space under long-term leases and $0.6 million related to other contractual obligations. See Note 11 - Restructuring Charges for information on related cash payments. Additional detail concerning the principal components of the first-half 2002 charge is as follows:

- Personnel costs of $5.8 million are associated with the elimination of approximately 177 positions, of which 161 are from U.S., with the remainder primarily in the U.K. Personnel costs include payments for severance, costs of outplacement services and a provision for continued health benefits.
- In 2002, the Company closed or downsized an additional five offices representing approximately $2.7 million in charges. These amounts were offset in part by the reversal of approximately $1.6 million related to lease reserves of $3.4 million recorded in the second half of 2001 for our New York, NY and Burlingame, CA, offices for long-term leases we were able to sublease. At that time, no assumptions for subleases were made by the Company due to the inherent limitations in estimating the future trends of the real estate marketplace, the economic conditions present in New York City at the time, and the remote probability of a successful sublease. However, in March 2002, due to continuing efforts by the Company, we finalized a contract to sublease our New York office space for the remainder of the lease term or approximately 7.3 years. In addition, in April 2002, we subleased our Burlingame office for the remainder of the lease term, or approximately 3.8 years. Penton remains ultimately responsible for both of these leases.

Depreciation and Amortization

Depreciation and amortization declined $12.6 million, or 55.4%, from $22.7 million for the six months ended June 30, 2001 to $10.1 million for the six months ended June 30, 2002. Lower amortization expense was due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

OPERATING INCOME (LOSS)

Overall, Penton's operating income (loss) decreased $16.7 million, from income of $7.5 million for the six months ended June 30, 2001, to a loss of $9.2 million for the same period in 2002. Operating income (loss) as a percentage of revenue decreased from 3.4% in 2001 to (7.1)% in 2002.

OTHER INCOME (EXPENSE)

Interest expense increased $5.8 million from $13.1 million for the six months ended June 30, 2001, to $18.9 million for the six months ended June 30, 2002. The increase was primarily due to a higher average debt balance during the first half of 2002 when compared with the same period in 2001 as well as an increase in the average interest rates of our debt from approximately 8.0% in 2001 to 12.0% in 2002.

In January 2002, Penton sold its remaining 11.8% ownership interest in INT Media for $5.8 million and recognized a $1.5 million gain from its sale.

EXTRAORDINARY ITEM, NET

The extraordinary item for the six months ended June 30, 2002, of $0.2 million consisted of two separate items, which net to a gain. In March 2002, we purchased $10.0 million face value of our 10 3/8% senior subordinated notes at prevailing market prices, resulting in a gain of $1.4 million ($0.8 million net of taxes). This gain was offset by the write-off of unamortized deferred finance costs of approximately $1.1 million ($0.7 million, net of taxes) associated with the payoff of our term loan A and term loan B facilities, which also occurred in March 2002.

EFFECTIVE TAX RATES

The effective tax rates were (9.8)% and 37.8% for the six months ended June 30, 2001 and 2002, respectively. The related decrease in the effective tax rate year over year was primarily due to the effect of the accounting change for goodwill amortization, effective January 1, 2002.

SEGMENTS

We manage our business based on four operating segments: Industry Media, Technology Media, Lifestyle Media and Other Media. All four segments derive their revenues from the production of publications, trade shows and conferences, and online media products, and serve customers in 12 industry sectors. Adjusted EBITDA for segments is calculated as previously defined except that segment adjusted EBITDA also excludes corporate-level costs. Corporate-level costs include costs for centralized functions, such as finance, accounting and information systems, which are not allocated to each segment. See Note 12 - Segment Information, for a reconciliation of segment total adjusted EBITDA to consolidated loss before taxes and extraordinary item.

Financial information by segment for the six months ended June 30, 2002 and 2001 is summarized in the following table (in thousands):


                                                                               ADJUSTED EBITDA
                                  REVENUE               ADJUSTED EBITDA            MARGINS
                             2002         2001         2002         2001       2002        2001
                             ----         ----         ----         ----       ----        ----
    Industry Media       $ 49,210     $ 68,622     $  7,595     $ 12,676         15.4%       18.5%
    Technology Media       52,273      123,361        2,040       28,655          3.9%       23.2%
    Lifestyle Media        18,755       18,140        7,927        7,776         42.3%       42.9%
    Other Media             8,946        9,347        2,278        1,998         25.5%       21.4%
                         --------     --------     --------     --------
         Total           $129,184     $219,470     $ 19,840     $ 51,105
                         ========     ========     ========     ========


Industry Media

Our Industry Media segment, which represented 38.1% of total company revenues in the first half of 2002, serves customers in the manufacturing, design/engineering, mechanical systems/construction, government/compliance, supply chain and aviation industries. Total revenues for this segment for the six months ended June 30, 2002, decreased $19.4 million, or 28.3%, from $68.6 million in 2001 to $49.2 million in 2002. The decrease was primarily due to lower revenues from publications of $14.7 million when comparing the first half of 2001 to the same period in 2002, and lower revenues from trade shows and conferences of $4.1 million when comparing the first half of 2001 to the same period in 2002. The decrease in publication revenues was primarily due to revenue declines in products serving the design/engineering, supply chain and manufacturing sectors, which were impacted by the downturn in the U.S. economy. Most significantly impacted were, IndustryWeek, Machine Design, American Machinist, New Equipment Digest, Transportation & Distribution, Computer Aided Engineering and Material Handling Management magazines which accounted for approximately $9.3 million of the decrease. Of the decrease in trade show and conference revenues, approximately $3.4 million of the decrease was due to revenue declines in products serving our manufacturing and construction sectors.

Total adjusted EBITDA for the Industry Media segment decreased $5.1 million, or 40.1%, from $12.7 million for the six months ended June 30, 2001, to $7.6 million during the same period in 2002. Publications accounted for $5.3 million of the decrease, while trade shows and conferences accounted for $1.8 million of the decrease. Adjusted EBITDA for the segment's online media portfolio increased $0.2 million for the six months ended June 30, 2002, when compared with the same period in 2001. Also, general and administrative and facility costs decreased by $1.8 million as a result of headcount reductions and office closures. Adjusted EBITDA margins decreased from 18.5% in 2001 to 15.4% in 2002. The decrease in adjusted EBITDA and margins was primarily due to declines in the aforementioned magazines and trade shows.

Technology Media

Our Technology Media segment, which represented 40.5% of total company revenues in the first half of 2002, serves customers in the electronics, information technology and Internet/broadband markets. Total revenues for this segment decreased $71.1 million, or 57.6%, from $123.4 million for the six months ended June 30, 2001 to $52.3 million for the same period in 2002. The decrease was primarily due to lower revenues from publications of $15.5 million and lower revenues from trade shows and conferences of $55.8 million. Publications such as Electronic Design, EE Product News, Windows & .Net Magazine, Internet World and Boardwatch magazines were the most significantly impacted and accounted for approximately $11.7 million of the decrease. Trade show revenues in our Internet/broadband sector accounted for $52.6 million of the total decrease in trade show revenues with our Internet World Spring, Service Networks Spring, Internet World Berlin, Internet World UK and Streaming Media West shows accounting for 36.1 million of the sector decrease. Online revenues increased $0.3 million from $4.9 million for the six months ended June 30, 2001 to $5.2 million in the same 2002 period.

Total adjusted EBITDA for the Technology Media segment decreased $26.7 million, or 92.9%, from $28.7 million for the six months ended June 30, 2001 to $2.0 million for the same period in 2002. Publications accounted for approximately $0.3 million of the decrease, while trade shows and conferences accounted for $32.5 million of the decrease. Adjusted EBITDA for the segment's online media portfolio increased $1.9 million for the six months ended June 30, 2002, when compared with the same period in 2001. General and administrative and facility costs decreased by $4.2 million as a result of headcount reductions and office closings. The adjusted EBITDA decline for trade shows and conferences mirrored revenue declining trends.

Lifestyle Media

Our Lifestyle Media segment, which represented 14.5% of total-company revenues in the first half of 2002, serves customers in our natural products industry sector. Total revenues for this segment increased by $0.7 million, or 3.4%, from $18.1 million for the six months ended June 30, 2001 to $18.8 million for the same period in 2002. Increase in trade show revenues accounted for all of the increase in revenues for this segment as publication and online media revenues were flat when compared with the same prior-year period. The slight increase of $0.7 million in trade show revenues was primarily due to the move of the Nutracon event from the third quarter in 2001 to the first quarter in 2002, and the successful launch of Natural Products Expo Asia, which was staged during May 2002 in Hong Kong.

Total adjusted EBITDA for Lifestyle Media increased $0.1 million, or 1.9%, from $7.8 million for the six months ended June 30, 2001, to $7.9 million for the same period in 2002. Adjusted EBITDA margins decreased from 42.9% in 2001 to 42.3% in 2002 due to the aforementioned factors.

Other Media

Our Other Media segment, which represented 6.9% of total-company revenues for the first half of 2002, serves customers in the food/retail and leisure/hospitality sectors. Total revenues for this segment decreased $0.4 million, or 4.3%, from $9.3 million for the six months ended June 30, 2001 to $8.9 million for the comparable period in 2002. The decrease was due primarily modest year-over-year revenue declines for Lodging Hospitality and Convenience Store Decisions magazines and the discontinuation of our Leisure Hospitality conference due to the economic slowdown.

Total adjusted EBITDA for Other Media increased $0.3 million, or 14.0%, from $2.0 million for the six months ended June 30, 2001, to $2.3 million for the same 2002 period primarily due to cost reduction efforts.

PRODUCTS

We publish specialized trade magazines, produce trade shows and conferences, and maintain a variety of online media products, including Web businesses and electronic newsletters. Adjusted EBITDA for products is calculated as previously defined, except that product adjusted EBITDA also excludes general and administrative costs. General and administrative costs include corporate-level costs, as defined previously under Segments, and other general and administrative costs related to product offerings, which are not allocated. Our calculation of adjusted EBITDA by product for the six months ended June 30, 2002 and 2001 is as follows (in thousands):

                                          2002          2001
                                        --------      --------

      Publishing                        $ 12,775      $ 15,332
      Trade shows & conferences            8,669        41,316
      Online media                         1,368        (1,930)
                                        --------      --------
          Subtotal                        22,812        54,718

      General and administrative         (12,647)      (17,451)
                                        --------      --------

      Adjusted EBITDA                   $ 10,165      $ 37,267
                                        ========      ========

For the six months ended June 30, 2002, adjusted EBITDA for the Company's publishing operations decreased $2.6 million, or 16.7%, when compared with the same prior-year period. Adjusted EBITDA for publications was primarily affected by declines of approximately $5.1 million from magazines such as Windows & .Net, Machine Design, American Machinist, Electronic Design and EE Product News. These declines were somewhat offset by approximately $2.5 million related to adjusted EBITDA improvements from our Internet World magazine and the discontinuation of our Streaming Media magazine and IW Asia magazine which both reported a loss in 2001.

For the six months ended June 30, 2002, adjusted EBITDA for the Company's trade show and conference operations decreased $32.6 million, or 79.0%, when compared with the same prior-year period. The decline was due primarily to the significant drop in revenues in our Internet/broadband market, with our Internet World Spring, Service Networks Spring, Internet World UK and Streaming Media West shows being the most significantly impacted.

Adjusted EBITDA for the Company's online media operations increased from a loss of $1.9 million for the six months ended June 30, 2001, to income of $1.4 million for the same period in 2002. The improvement was due primarily to the elimination of unprofitable online media properties in 2001 and revenue growth.

For the six months ended June 30, 2002, general and administrative costs decreased $4.8 million, when compared with the same prior year-period. The decrease is primarily due to staff reduction and other cost-cutting efforts implemented in the second half of 2001 and in the first half of 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

During the periods presented, we financed our operations primarily with cash generated from operating activities, borrowings under our senior credit facility, proceeds from the issuance of senior notes, and proceeds from the sale of investments and issuance of preferred shares.

Cash used for operating activities was $2.4 million and $15.0 million for the six months ended June 30, 2002 and 2001, respectively. Operating cash flows for the six months ended June 30, 2002, reflected a net loss of $16.3 million, offset by a net working capital decrease of approximately $3.4 million and non-cash charges (primarily depreciation and amortization) of approximately $17.2 million. Operating cash flows for the six months ended June 30, 2001 reflect a net loss of $6.8 million, offset by a net working capital decrease of approximately $37.0 million and non-cash charges (primarily depreciation and amortization and restructuring charges) of approximately $28.8 million.

The increase in operating cash flows for the six months ended June 30, 2002, compared with the same 2001 period was due primarily to decreases in working capital items. The most significant working capital changes in 2002 were attributable to accounts receivable, income taxes receivable, accounts payable and accrued expenses. The accounts receivable decrease reflects lower first-half sales in 2002 compared with 2001 and the timing of payments received. The change in the receivable for income taxes reflects the receipt of an income tax refund of $12.2 million in the first quarter of 2002. The decrease in accounts payable and accrued expenses was due primarily to the timing of vendor and other payments, which can fluctuate based on when particular trade shows are held.

Investing activities provided $2.5 million of cash for the six months ended June 30, 2002, and included proceeds of $5.8 million from the sale of approximately
3.0 million shares of INT Media Group, Inc. common stock. These proceeds were partially offset by capital expenditures and earnout payments. Investing activities used $25.7 million of cash for the six months ended June 30, 2001, primarily due to nine acquisitions completed during the period, earnout payments and capital expenditures.

Financing activities provided $2.2 million of cash for the six months ended June 30, 2002, due to the issuance of our 11 7/8% senior secured notes and the sale of 50,000 shares of Series B mandatorily redeemable convertible preferred stock to an investor group led by ABRY Mezzanine Partners, L.P. These proceeds were primarily offset by the paydown of the balance of our senior secured credit facility; the purchase of $10.0 million face value of our 10 3/8% senior subordinated notes at prevailing market prices; the payment of financing fees associated with the amendment to our senior credit facility and the issuance of our senior secured notes, and the payment of the short-term portion of our note payable. Financing activities provided $84.9 million for the six months ended June 30, 2001, primarily from borrowings under our revolving credit facility and proceeds from the issuance of our senior subordinated notes, offset partially by debt repayments and dividends paid to stockholders.

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

In June 2001, we issued $185.0 million of 10 3/8% senior subordinated notes (the "Subordinated Notes") due June 15, 2011. Interest on the notes is payable semi-annually, on June 15 and December 15 of each year. The Subordinated Notes are fully and unconditionally, jointly and severally guaranteed, on a senior subordinated basis, by the assets of our domestic subsidiaries which are 100% owned by the Company, and may be redeemed, in whole or in part, on or after June 15, 2006. In addition, we may redeem up to 35% of the aggregate principal amount of the Subordinated Notes before June 15, 2004, with the proceeds of certain equity offerings. The Subordinated Notes, which were offered at a discount of $4.2 million, are being amortized using the interest method, over the term of the Subordinated Notes. Costs representing underwriting fees and other professional fees of approximately $1.7 million are being amortized over the term of the Subordinated Notes. The net proceeds of $180.2 million were used to pay down the $136.0 million outstanding balance of the revolving credit facility, $12.8 million of the term loan A facility and $7.2 million of the term loan B facility. The remaining proceeds were used for general corporate purposes. The Subordinated Notes are our unsecured senior subordinated obligations, subordinated in right of payment to all existing and future senior indebtedness, including the senior secured credit facility and the 11 7/8% senior secured notes discussed below. The Subordinated Notes are jointly and severally irrevocably and unconditionally guaranteed on a senior subordinated basis by each of our present and future domestic subsidiaries. The indenture governing the Subordinated Notes contain covenants that, among other things, restrict our and our subsidiaries' ability to borrow money; pay dividends on or repurchase capital stock; make certain investments; enter into agreements that restrict our subsidiaries from paying dividends or other distributions, making loans or otherwise transferring assets to us or to any other subsidiaries; create liens on assets; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; and merge, consolidate or sell all or substantially all or our assets and the assets of our subsidiaries. Our ability to obtain dividends from our subsidiaries is only restricted if we are in default under our debt arrangement or if we have exceeded our limitation of additional indebtedness, as specified in such agreement.

In January 2002, we received $5.8 million in net proceeds from the sale of our remaining investment in INT Media Group, Inc. common stock.

In March 2002, we entered into an agreement with a group of investors led by ABRY Mezzanine Partners, L.P. to sell 50,000 shares of Series B Convertible Preferred Stock and warrants to purchase 1.6 million shares of our common stock for $50.0 million. We received gross proceeds of $40.0 million from the sale of 40,000 shares of preferred stock and warrants to purchase 1,280,000 shares of our common stock on March 19, 2002 and gross proceeds of $10.0 million from the sale of 10,000 shares of preferred stock and warrants to purchase 320,000 shares of our common stock on March 28, 2002 (See Note 6 - Mandatorily Redeemable Convertible Preferred Stock). Net proceeds from the sale of the preferred stock, along with the net proceeds from our recent sale of our INT Media Group, Inc. common stock, and cash on hand from our tax refund were used to repay $48.0 million of amounts outstanding under our term loans.

In March 2002, Penton issued $157.5 million of 11 7/8% senior secured notes (the "Secured Notes") due in 2007. Interest is payable on the Secured Notes semi-annually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally guaranteed on a senior basis by all of our domestic subsidiaries which are 100% owned by the Company and also the stock of certain subsidiaries. We may redeem the Secured Notes, in whole or in part, during the periods October 1, 2005 through September 30, 2006 and October 1, 2006 and thereafter at redemption prices of 105.9375% and 100.0000% of the principal amount, respectively, together with accrued and unpaid interest to the date of redemption. In addition, at any time prior to October 1, 2005, upon certain public equity offerings of our common stock, up to 35% of the aggregate principal amount of the Secured Notes may be redeemed at our option, within 90 days of such public equity offering, with cash proceeds from the offering at a redemption price equal to 111.875% of the principal amount, together with accrued and unpaid interest to the date of redemption.

The Secured Notes were offered at a discount of $0.8 million, which is being amortized, using the interest method, over the term of the Secured Notes. Costs representing underwriting fees and other professional fees of $6.6 million are being amortized over the term of the Secured Notes. Net proceeds of $150.1 million were used to pay down $83.6 million of term loan A and $49.0 million of term loan B, and net proceeds of $8.3 million were used to repurchase $10.0 million of our Subordinated Notes. The remaining net proceeds of $9.2 million were used for general corporate purposes. The Secured Notes rank senior in right to all of our senior subordinated indebtedness, including our Subordinated Notes, and equal in right of payment with all of our other senior indebtedness, which is approximately $0.4 million at June 30, 2002. The guarantees are senior secured obligations of each of our subsidiary guarantors and rank senior in right of payment to all subordinated indebtedness of the subsidiary guarantors, including the guarantees of our 10 3/8% Subordinated Notes, and equal in right of payment with all of our senior indebtedness. The notes and guarantees are secured by a lien on substantially all of our assets and those of our subsidiary guarantors, other than specified excluded assets. Excluded assets consist of, among other things, the capital stock of Duke Communications International, Inc. and Internet World Media, Inc., the capital stock of our foreign subsidiaries directly owned by us or the subsidiary guarantors which exceed 65% of the outstanding capital stock or equity interest of such foreign subsidiaries, and all of the capital of our other foreign subsidiaries. The indenture governing the Secured Notes contain covenants that, among other things, restrict our and our subsidiaries' ability to borrow money; pay dividends on or repurchase capital stock; make certain investments; enter into agreements that restrict our subsidiaries from paying dividends or other distributions, making loans or otherwise transferring assets to us or to any other subsidiaries; create liens on assets; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; and merge, consolidate or sell all or substantially all or our assets and the assets of our subsidiaries. Our ability to obtain dividends from our subsidiaries is only restricted if we are in default under our debt arrangement or if we have exceeded our limitation of additional indebtedness, as specified in such agreement.

In March 2002, we amended and restated our senior credit facility and repaid our term loan A facility and our term loan B facility under our senior credit facility from the proceeds received from the sale of preferred shares and the issuance of $157.5 million in senior notes, as noted above. The amended and restated facility provides for a revolving credit facility of up to a maximum amount of $40.0 million. Availability under the revolving credit facility is determined by a borrowing base that is limited to 80% of eligible receivables. In order to access the revolver, Penton must not have more than $7.5 million of cash and cash equivalents available, must be in compliance with the loan documents and must submit a borrowing base certificate immediately prior to each extension of credit showing compliance with the borrowing base. Penton is required to prepay the revolver in the event that it has loans outstanding in excess of the borrowing base, or it has more than $7.5 million in cash and cash equivalents available at the end of any month. The commitment under the amended and restated credit facility decreases by 15% in 2003, 30% in 2004, 35% in 2005 and 20% in 2006. The amended and restated credit facility has no financial covenants. In connection with the amendment and restatement of the credit facility, the interest rate on the revolving credit facility was increased. In addition, further restrictions were placed on Penton's ability to make certain restricted payments, to make capital expenditures in excess of certain amounts, to incur additional debt and contingent obligations, to make acquisitions and investments, and to sell assets. At June 30, 2002, $23.0 million was available under the revolving credit facility; however, no amounts were outstanding.

The extinguishment of the term loans resulted in a non-cash extraordinary charge of $0.7 million, net of $0.5 million in taxes ($0.02 per diluted share after tax), relating to the write-off of unamortized deferred finance costs.

We anticipate adequate liquidity for operations and expect to meet all interest payment obligations on our bonds. We have no principal repayment requirements until maturity of our Senior Secured notes in October 2007. In addition, we have no bank debt and no maintenance covenants on our existing bond debt. Penton does have access to an asset-based, maintenance-free revolver of up to $40.0 million, which is currently undrawn. Based on current estimates of our net loss for 2002, we expect to receive a tax refund of approximately $12 million to $16 million in the first quarter of 2003. Our ability to meet current and anticipated operating requirements will depend upon our future performance, which, in turn, will be subject to general economic conditions and to financial, competitive, business and other factors, including factors beyond our control. If we are unable to meet our debt obligations or fund our other liquidity needs, we may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities. We cannot assure you that such additional financing will be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants issued, including the conversion price, dividend and liquidation adjustment provisions that could result in substantial dilution to stockholders, the redemption price premiums and board representation rights, could negatively impact our ability to access the equity markets in the future.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Deferred Tax Asset Valuation:

In the second quarter of 2002, the Company performed a detailed analysis of our valuation allowance for our deferred tax assets of $14.7 million, in accordance with Company policy. Our analysis included reviewing the future profitability of the Company as well as the Company's ability to carryback losses, and have determined that no valuation allowance is required at this time. We will continue to monitor our deferred taxes throughout the remainder of the year to determine if an allowance is required. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if current estimates of the timing and amount of future taxable income during the carryforward period are significantly revised.

NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2002, the FASB issued SFAS No. 146 "Accounting for costs associated with exit or disposal activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to recognizing the liability at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently in the process of evaluating this Statement but does not expect its adoption to have a material impact on its financial statements or results of operations.

EURO CONVERSION

On January 1, 2002, the introduction of the single European currency, the euro, was completed with the launch of euro bank notes and coins as legal currency within 12 of the 15 member states of the European Union. Businesses in participating countries will conduct transactions in the euro and must convert their financial records and reports to be euro based. Although we generate revenues in some of the participating countries, the conversion to the euro did not have a material effect on our results of operations or financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into financial instruments for trading or speculative purposes.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2002, the carrying value of our cash and cash equivalents approximates fair value.

Our long-term debt consists of senior notes with interest at fixed rates. Consequently, we do not have significant interest rate risk exposure related to our long-term debt. However, the fair value of our senior notes fluctuates with the market.

During the first quarter, we discontinued hedge accounting of our interest rate swap and cap agreements as we paid down our variable rate borrowings. At June 30, 2002, we continue to hold these derivative instruments, which are scheduled to mature in the fourth quarter 2002. The derivative instruments are recorded at fair value. Due to the short time period to maturity, we do not believe that the Company is exposed to significant interest rate risk. As of June 30, 2002, the notional amount of our derivatives is $107.4 million with average fixed rates of approximately 6.9% and we expected the average variable rate for 2002 to be approximately 6.2%. (See Note 10 - Hedging Activities.)

The following table shows the carrying amounts and fair values of our cash and cash equivalents, long-term debt and derivative instruments as of June 30, 2002 (in thousands):

                                               CARRYING           FAIR
                                                VALUE             VALUE
                                                -----             -----
            Cash and cash equivalents          $  22,589        $  22,589
            Senior subordinated notes          $ 171,296        $ 106,750
            Senior secured notes               $ 156,743        $ 135,450
            Derivative instruments             $   1,694        $   1,694

The table below provides information about the expected cash flows associated with our long-term debt obligations (in thousands):


                                                                        FOR THE YEARS ENDED
                                                                           DECEMBER 31,
                                                                        -------------------
                                                                     EXPECTED MATURITY DATE
                                   ---------------------------------------------------------------------------------------
                                                                                                                    FAIR
                                      2002       2003        2004       2005       2006   THEREAFTER     TOTAL      VALUE
                                      ----       ----        ----       ----       ----   ----------     -----      -----
Long-Term Debt:
   Senior Subordinated Notes             -           -          -          -          -     $175,000   $175,000   $106,750
     Average interest rate         10 3/8%     10 3/8%    10 3/8%    10 3/8%    10 3/8%      10 3/8%    10 3/8%

   Senior Secured Notes                  -           -          -          -          -     $157,500   $157,500   $135,450
     Average interest rate         11 7/8%     11 7/8%    11 7/8%    11 7/8%    11 7/8%      11 7/8%    11 7/8%


We maintain assets and operations in the United Kingdom and in various other countries. As a result, we may be exposed to fluctuations in currency rates relative to these markets. At June 30, 2002, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the currencies of foreign countries in which we operate would have resulted in an immaterial impact on our financial results.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 1, 2002, the Company issued 527,951 shares of common stock to
         R. Douglas Greene, a Director of the Company, as part of the final contingent payment required for the acquisition of New Hope in 1999. The issuance of these shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that act.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 31, 2002 the Company held its Annual Meeting of Stockholders. The matters presented to the stockholders for a vote and the vote on such matters were as follows:

         a)   Election of directors for a three-year term expiring in 2004.

                                                For              Abstain
                                                ---              -------

              Daniel C. Budde                 6,378,874                0
              Peni A. Garber                  6,378,874                0
              Hannah C. Stone                 6,378,874                0
              R. Douglas Greene              25,212,702        8,642,084

         b) Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants for the fiscal year ending December 31, 2002.

                             For               Against           Abstain
                             ---               -------           -------
                          28,314,143           548,275          4,992,368

         c) Proposal for the approval of the issuance of Common stock upon conversion of Preferred stock and exercise of warrants.


                             For                Against          Abstain          Broker Non-Votes
                             ---                -------          -------          ----------------
                          18,651,082            186,094         4,965,988             3,672,748


         d) Proposal to amend Penton's Restated Certificate of Incorporation to increase the number of authorized shares of Common stock to 155 million.

                             For                Against          Abstain          Broker Non-Votes
                             ---                -------          -------          ----------------
                          23,565,976           1,649,749        4,966,313             3,672,748


         e) Proposal to amend Penton's Restated Certificate of Incorporation to remove the provision limiting the number of Directors to thirteen.


                             For                Against          Abstain          Broker Non-Votes
                             ---                -------          -------          ----------------
                          24,920,285            285,559         4,976,193             3,672,749


         f) Proposal to amend Penton's Restated Certificate of Incorporation to permit holders of Preferred stock to (a) call special meetings of the holders of Preferred stock and (b) act by unanimous written consent.


                             For                Against          Abstain          Broker Non-Votes
                             ---                -------          -------          ----------------
                          24,936,325            252,738         4,992,976             3,672,747

         g) Proposal to permit employees to surrender outstanding stock options for new stock options.


                             For                Against          Abstain          Broker Non-Votes
                             ---                -------          -------          ----------------
                          20,395,007          13,407,810          51,969                 --


         h)   Proposal by GAMCO Investors, Inc.


                             For                Against          Abstain          Broker Non-Votes
                             ---                -------          -------          ----------------
                          16,474,146          13,151,721         556,171             3,672,748


         i) Proposal to amend the terms of Penton's outstanding Preferred stock to remove the scheduled redemption date.


                             For                Against          Abstain          Broker Non-Votes
                             ---                -------          -------          ----------------
                          22,771,517           1,037,637        5,282,036             4,763,596


              No other matters were submitted to the shareholders for a vote.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS


EXHIBIT NO.                                 DESCRIPTION OF DOCUMENT
-----------                                 -----------------------

3.1      Restated Certificate of Incorporation of the Registrant, filed herein.

3.2      Amended Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred
         Stock of Registrant (filed as Exhibit 3.1 to the Company's Form S-3/A on June 4, 2002, and
         incorporated herein by reference).

3.3      Amended and Restated Bylaws of the Registrant, filed herein.

4.1      Indenture, dated as of March 28, 2002, by and among Penton Media, Inc., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company's Form S-4 on
         June 26, 2002, and incorporated herein by reference).

4.2      Registration Rights Agreement, dated as of March 28, 2002, by and among Penton Media, Inc., the Guarantors named therein and Credit Suisse First Boston Corporation (filed as Exhibit 4.2 to the Company's Form S-4 on June 26, 2002, and incorporated herein by reference).

4.3      Pledge and Security Agreement, dated as of March 28, 2002, by and among Penton Media, Inc., the Subsidiary
         Guarantors named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to the
         Company's Form S-4 on June 26, 2002, and incorporated herein by reference).

4.4      Intercreditor Agreement, dated as of March 28, 2002, by and between U.S. Bank National Association and The
         Bank of New York (filed as Exhibit 4.4 to the Company's Form S-4 on June 26, 2002, and incorporated herein by reference).

4.5      Form of Warrant to purchase common stock of Registrant (filed as Exhibit 4.1 to the Company's Form 8-K on
         March 19, 2002, and incorporated herein by reference).

4.6      Amendment No. 1, dated as of March 18, 2002, to the Rights Agreement, by and between Registrant and
         National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the Company's Form 8-K on March 19,
         2002, and incorporated herein by reference).

4.7      Amendment No. 2, dated as of July 31, 2002, to the Rights Agreement, by and between Registrant and
         National City Bank, as successor rights agent (filed as Exhibit 4.1 to the Company's Form 8-A/A on August
         1, 2002, and incorporated herein by reference).

10.1     Amended and Restated Series B Convertible Preferred Stock and Warrant Purchase Agreement (filed as Exhibit
         10.1 to the Company's Form 8-K on March 19, 2002, and incorporated herein by reference).

10.2     Amendment No. 1 to the Amended and Restated Series B Convertible Preferred Stock and Warrant Purchase
         Agreement (filed as Exhibit 10.3 to the Company's Form S-3/A on June 4, 2002, and incorporated herein by reference).

10.3     Registration Rights Agreement (filed as Exhibit 10.2 to the Company's Form 8-K on March 19, 2002, and
         incorporated herein by reference).


(b)      REPORTS ON FORM 8-K AND/OR 8-K/A


         Date of Report                     Items Reported
         --------------                     --------------

         March 11, 2002                     Item 5.  Other Events
                                            Item 7.  Financial Statements, Pro Forma Financial
                                                     Information and Exhibits

         March 13, 2002                     Item 5.  Other Events
                                            Item 7.  Financial Statements, Pro Forma Financial
                                                     Information and Exhibits

         March 19, 2002                     Item 5.  Other Events
                                            Item 7.  Financial Statements, Pro Forma Financial
                                                     Information and Exhibits



         March 22, 2002                     Item 5.  Other Events
                                            Item 7.  Financial Statements, Pro Forma Financial
                                                     Information and Exhibits

         March 28, 2002                     Item 5.  Other Events
                                            Item 7.  Financial Statements, Pro Forma Financial
                                                     Information and Exhibits

         May 3, 2002                        Item 5.  Other Events
                                            Item 7.  Financial Statements, Pro Forma Financial
                                                     Information and Exhibits

         July 26, 2002                      Item 5.  Other Events
                                            Item 7.  Financial Statements, Pro Forma Financial
                                                     Information and Exhibits

         August 9, 2002                     Item 5.  Other Events
                                            Item 7.  Financial Statements, Pro Forma Financial
                                                     Information and Exhibits



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   Penton Media, Inc.
                                   (Registrant)


                                   By: /s/ PRESTON L. VICE
                                   --------------------------------------------
                                       Preston L. Vice

                                       Interim Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)

Date:  August 14, 2002

                                  EXHIBIT INDEX


EXHIBIT NO.                                 DESCRIPTION OF DOCUMENT
-----------                                 -----------------------

3.1      Restated Certificate of Incorporation of the Registrant, filed herein.

3.2      Amended Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of
         Registrant (filed as Exhibit 3.1 to the Company's Form S-3/A on June 4, 2002, and incorporated herein by reference).

3.3      Amended and Restated Bylaws of the Registrant, filed herein.

4.1      Indenture, dated as of March 28, 2002, by and among Penton Media, Inc., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company's Form S-4 on
         June 26, 2002, and incorporated herein by reference).

4.2      Registration Rights Agreement, dated as of March 28, 2002, by and among Penton Media, Inc., the Guarantors named therein and Credit Suisse First Boston Corporation (filed as Exhibit 4.2 to the Company's Form S-4 on June 26, 2002, and incorporated herein by reference).

4.3      Pledge and Security Agreement, dated as of March 28, 2002, by and among Penton Media, Inc., the Subsidiary
         Guarantors named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to the
         Company's Form S-4 on June 26, 2002, and incorporated herein by reference).

4.4      Intercreditor Agreement, dated as of March 28, 2002, by and between U.S. Bank National Association and The
         Bank of New York (filed as Exhibit 4.4 to the Company's Form S-4 on June 26, 2002, and incorporated herein by reference).

4.5      Form of Warrant to purchase common stock of Registrant (filed as Exhibit 4.1 to the Company's Form
         8-K on March 19, 2002, and incorporated herein by reference).

4.6      Amendment No. 1, dated as of March 18, 2002, to the Rights Agreement, by and between Registrant and
         National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the Company's Form 8-K on March 19,
         2002, and incorporated herein by reference).

4.7      Amendment No. 2, dated as of July 31, 2002, to the Rights Agreement, by and between Registrant and
         National City Bank, as successor rights agent (filed as Exhibit 4.1 to the Company's Form 8-A/A on August
         1, 2002, and incorporated herein by reference).

10.1     Amended and Restated Series B Convertible Preferred Stock and Warrant Purchase Agreement (filed as Exhibit
         10.1 to the Company's Form 8-K on March 19, 2002, and incorporated herein by reference).

10.2     Amendment No. 1 to the Amended and Restated Series B Convertible Preferred Stock and Warrant Purchase
         Agreement (filed as Exhibit 10.3 to the Company's Form S-3/A on June 4, 2002, and incorporated herein by reference).

10.3     Registration Rights Agreement (filed as Exhibit 10.2 to the Company's Form 8-K on March 19, 2002, and
         incorporated herein by reference).

