Form 10-Q
period 2002-09-30
PENTON MEDIA INC
filed 2002-11-15
CIK 1062441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                      _____________________________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 11, 2002).

                         Common Stock: 32,451,862 shares

                               PENTON MEDIA, INC.
                                    FORM 10-Q

                                      INDEX


                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at September 30, 2002
                     and December 31, 2001                                   3

                  Consolidated Statements of Operations for the Three
                     and Nine Months Ended September 30, 2002 and 2001       5

                  Condensed Consolidated Statements of Cash Flows for
                     the Nine Months Ended September 30, 2002 and 2001       6

                  Notes to Consolidated Financial Statements                 7

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    36

         Item 3.  Quantitative and Qualitative Disclosure About
                     Market Risk                                            58

         Item 4.  Controls and Procedures                                   59

PART II - OTHER INFORMATION

         Item 2.  Change in Securities and use of proceeds                  60

         Item 6.  Exhibits and Reports on Form 8-K                          60

         Signature                                                          62

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                            September 30,         December 31,
                                                                                2002                  2001
                                                                             -----------          -----------
ASSETS                                                                       (unaudited)
------

CURRENT ASSETS:
  Cash and cash equivalents                                                  $   20,674           $   20,191
  Accounts and notes receivable, less allowance for doubtful
    accounts of $9,895 and $10,976 in 2002 and 2001, respectively                42,020               56,452
  Income taxes receivable                                                        19,585               14,750
  Inventories                                                                       894                1,351
  Deferred tax assets                                                              --                  6,645
  Prepayments, deposits and other                                                12,439                7,854
                                                                             ----------           ----------
                                                                                 95,612              107,243
                                                                             ----------           ----------

PROPERTY, PLANT AND EQUIPMENT:
  Land, buildings and improvements                                                8,870                8,846
  Machinery and equipment                                                        63,723               62,056
                                                                             ----------           ----------
                                                                                 72,593               70,902
 Less: accumulated depreciation                                                  45,990               40,726
                                                                             ----------           ----------
                                                                                 26,603               30,176
                                                                             ----------           ----------

OTHER ASSETS:
  Goodwill                                                                      253,132              493,141
  Other intangibles, less accumulated amortization of
    $13,943 and $21,384 in 2002 and 2001, respectively                           33,776               56,800
  Deferred tax assets                                                              --                  7,468
  Investments                                                                      --                  5,649
                                                                             ----------           ----------
                                                                                286,908              563,058
                                                                             ----------           ----------
                                                                             $  409,123           $  700,477
                                                                             ==========           ==========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     September 30,        December 31,
                                                                                         2002                 2001
                                                                                      ----------           ----------
                                                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

CURRENT LIABILITIES:
  Senior secured credit facility                                                      $     --             $   16,489
  Note payable                                                                              --                  2,804
  Accounts payable                                                                         8,238               12,094
  Income taxes payable                                                                     1,087                3,674
  Accrued earnouts                                                                          --                  6,572
  Accrued compensation and benefits                                                       12,976               12,411
  Other accrued expenses                                                                  36,399               24,705
  Unearned income, principally trade
    show and conference deposits                                                          35,228               36,939
                                                                                      ----------           ----------
                                                                                          93,928              115,688
                                                                                      ----------           ----------

LONG-TERM LIABILITIES AND DEFERRED CREDITS:
  Senior secured credit facility                                                            --                164,098
  Senior secured notes, net of discount                                                  156,770                 --
  Senior subordinated notes, net of discount                                             171,359              180,957
  Note payable                                                                               417                  417
  Net deferred pension credits                                                            13,469               15,140
  Minority interest                                                                          886                1,127
  Other                                                                                    2,059                2,520
                                                                                      ----------           ----------
                                                                                         344,960              364,259
                                                                                      ----------           ----------

Mandatorily redeemable convertible preferred stock, par value $0.01 per share;
   50,000 shares authorized, issued and outstanding;
   redeemable at $1,000 per share                                                         45,513                 --
                                                                                      ----------           ----------

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, par value $0.01 per share; 1,950,000 shares
  authorized; none issued or outstanding                                                    --                   --
Common stock, par value $0.01 per share; 155,000,000 shares
   authorized; 32,451,862 shares at September 30, 2002 (net of 115,712 treasury shares) and 31,895,621 shares at December 31, 2001
   issued and outstanding                                                                    325                  319
 Capital in excess of par value                                                          229,427              227,245
 Retained earnings (deficit)                                                            (292,431)               6,724
 Notes receivable officers/directors                                                      (9,703)             (10,824)
 Accumulated other comprehensive loss                                                     (2,896)              (2,934)
                                                                                      ----------           ----------
                                                                                         (75,278)             220,530
                                                                                      ----------           ----------
                                                                                      $  409,123           $  700,477
                                                                                      ==========           ==========


         The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       (UNAUDITED; DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                              2002              2001            2002             2001
                                                          ------------     ------------     ------------     ------------

REVENUES                                                  $     48,609     $     61,523     $    177,793     $    280,993
                                                          ------------     ------------     ------------     ------------

OPERATING EXPENSES:
  Editorial, production and circulation                         23,888           33,148           78,545          117,160
  Selling, general and administrative                           26,483           36,655           92,389          136,291
  Restructuring charges                                          3,354            9,468           10,860           15,035
  Impairment of assets                                         223,288            9,663          223,424            9,663
  Depreciation and amortization                                  5,351           11,211           15,491           33,925
                                                          ------------     ------------     ------------     ------------
                                                               282,364          100,145          420,709          312,074
                                                          ------------     ------------     ------------     ------------

OPERATING LOSS                                                (233,755)         (38,622)        (242,916)         (31,081)
                                                          ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
  Interest expense                                              (9,532)          (8,772)         (28,452)         (21,841)
  Interest income                                                  133              509              593            1,328
  Gain on sale of investments                                     --               --              1,491             --
  Minority interest                                                268               64              159           (1,155)
  Miscellaneous, net                                              (106)            (858)            (338)          (1,089)
                                                          ------------     ------------     ------------     ------------
                                                                (9,237)          (9,057)         (26,547)         (22,757)
                                                          ------------     ------------     ------------     ------------
 LOSS BEFORE INCOME TAXES, EXTRAORDINARY
     ITEM, AND CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                                        (242,992)         (47,679)        (269,463)         (53,838)

Benefit (provision) for income taxes                              (172)          18,184            9,842           17,582
                                                          ------------     ------------     ------------     ------------

LOSS BEFORE EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF ACCOUNTING
     CHANGE                                                   (243,164)         (29,495)        (259,621)         (36,256)

Extraordinary item, net of taxes                                  --               --                166             --
Cumulative effect of accounting change, net of taxes              --               --            (39,700)            --

                                                          ------------     ------------     ------------     ------------
NET LOSS                                                      (243,164)         (29,495)        (299,155)         (36,256)

Amortization of deemed dividend and
       accretion of preferred stock                               (652)            --            (45,513)            --
                                                          ------------     ------------     ------------     ------------

NET LOSS APPLICABLE TO
     COMMON STOCKHOLDERS                                  $   (243,816)    $    (29,495)    $   (344,668)    $    (36,256)
                                                          ============     ============     ============     ============

NET LOSS PER COMMON SHARE - Basic and diluted
  Loss from operations                                    $      (7.49)    $      (0.92)    $      (9.48)    $      (1.14)
  Extraordinary item, net of taxes                                --               --               --               --
  Cumulative effect of accounting change, net of taxes            --               --              (1.23)            --
                                                          ------------     ------------     ------------     ------------
  Net loss applicable to common stockholders              $      (7.49)    $      (0.92)    $     (10.71)    $      (1.14)
                                                          ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING:
         Basic and diluted                                      32,548           31,935           32,179           31,914
                                                          ============     ============     ============     ============


         The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED; DOLLARS IN THOUSANDS)


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                   2002                2001
                                                                                ------------       -----------

Net cash provided by (used for) operating activities                            $    1,125           $  (14,752)
                                                                                ----------           ----------

Cash flows from investing activities:
    Capital expenditures                                                            (2,900)              (8,378)
    Acquisitions, including earnouts paid, net of cash acquired                     (5,520)             (20,260)
    Proceeds from sale of Jupitermedia Corporation common stock                      5,801                 --
                                                                                ----------           ----------
Net cash used for investing activities                                              (2,619)             (28,638)
                                                                                ----------           ----------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock
        and warrants, net of issue costs                                            46,111                 --
    Proceeds from issuance of senior subordinated notes                               --                180,836
    Proceeds from issuance of senior secured notes                                 156,717                 --
    Purchase of $10.0 million of senior subordinated notes                          (8,375)                --
    Repayment of senior secured credit facility                                   (180,587)            (163,207)
    Proceeds from senior secured credit facility                                      --                 45,000
    Payment of short term note payable                                              (2,804)                (201)
    Payments for employee stock purchase plan                                         (359)                (197)
    Proceeds from deferred shares and options exercised                               --                  1,145
    Payment of financing fees                                                       (9,450)              (1,246)
    Proceeds from repayment of officers/directors loans                                703                 --
    Dividends paid                                                                    --                 (1,912)
                                                                                ----------           ----------
Net cash provided by financing activities                                            1,956               60,218
                                                                                ----------           ----------

Effect of exchange rate changes on cash                                                 21                  (28)
                                                                                ----------           ----------

Net increase in cash and cash equivalents                                              483               16,800
Cash and cash equivalents at beginning of period                                    20,191               11,605
                                                                                ----------           ----------
Cash and cash equivalents at end of period                                      $   20,674           $   28,405
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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, while provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, and all remaining provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. This Statement eliminates SFAS No. 4, and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items if they meet the criteria of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement also eliminates the need to have SFAS 64, which was an amendment to SFAS 4 and has been rescinded with this Statement. Lastly, this Statement amends SFAS 13, requiring lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The Company is currently in the process of evaluating this Statement and does not expect the adoption of this Statement to have a material impact on its financial statements and results of operations.

In June 2002, the FASB issued SFAS No. 146 "Accounting for costs associated with exit or disposal activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to recognizing the liability at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently in the

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

process of evaluating this Statement but does not expect its adoption to have a material impact on its financial statements or results of operations.

NOTE 2 - GOODWILL AND OTHER INTANGIBLES

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142").

During the third quarter of 2002, Penton completed its initial impairment test for January 1, 2002 and recorded a non-cash charge of $39.7 million to reduce the carrying value of goodwill for two of our seven identified reporting units. Penton utilizes a third party valuation company to determine the fair value of the reporting units. Both of these reporting units are part of the Company's Technology Media segment. The charge is reflected as a Cumulative Effect of Accounting Change in the accompanying Statements of Operations.

During the third quarter, a number of events occurred which indicated that a possible impairment of goodwill might exist. These events include our announcement in July of lower than expected revenues and EBITDA results for the year; a letter from the New York Stock Exchange indicating that the Company had fallen below minimum listing standards; a significant decline in the Company's stock price; and the decision by management to potentially sell or dispose of certain non-core assets. As a result of these triggering events and circumstances, the Company completed an additional SFAS 142 impairment review at September 30, 2002. This review resulted in a non-cash charge of approximately $203.3 million to further reduce the carrying value of goodwill for these two reporting units in our Technology Media segment. This charge is reflected as an Impairment of Assets in the accompanying Statements of Operations. The fair value of the reporting units for the initial and interim impairment test was determined using the income approach, which is similar to the discounted cash flows approach. The Company has also selected September 30 of each year to perform its annual impairment review.

A summary of changes in the Company's goodwill during the first nine months of 2002, by business segment is as follows (in thousands):

                                                                       GOODWILL
                         --------------------------------------------------------------------------------------------
                          DECEMBER 31,     CUMULATIVE EFFECT OF   ACTIVITY AND                          SEPTEMBER 30,
                              2001           ACCOUNTING CHANGE      EARNOUTS          IMPAIRMENTS          2002
                         -------------     --------------------  -------------        -----------       -------------

Industry Media          $    37,237        $      --             $      --          $      --           $    37,237
Technology Media            336,790            (39,700)                2,991           (203,300)             96,781
Lifestyle Media              84,924               --                    --                 --                84,924
Retail Media                 34,190               --                    --                 --                34,190
                        -----------        -----------           -----------        -----------         -----------

Total                   $   493,141        $   (39,700)          $     2,991        $  (203,300)        $   253,132
                        ===========        ===========           ===========        ===========         ===========

Because of the events noted above, Penton also completed an assessment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), and recorded a non-cash charge of $20.0 million. This charge is also reflected as an Impairment of Assets in the accompanying Statements of Operations and primarily relates to the write-off of mailing/exhibitor lists and sponsor relationship for properties in our Technology Media segment. SFAS 144 requires long-lived assets to be grouped with other assets and liabilities at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities. An impairment exists only if the carrying amount of the long-lived assets, or group, is not recoverable and exceeds its fair value. The fair value of the asset group(s) was determined using the income approach, which is similar to the discounted cash flows approach.

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


A reconciliation of the reported net loss applicable to common stockholders and net loss applicable to common stockholders per common share to the amounts adjusted for the exclusion of amortization of goodwill and the cumulative effect of a change in accounting principle for the three and nine months ended September 30, 2002 and 2001, respectively, had the provisions of SFAS 142 been applied on January 1, 2001 is as follows (amounts in thousands, except per share data):

                                                                        THREE MONTHS                      NINE MONTHS
                                                                      ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                    2002            2001             2002             2001
                                                               ------------     ------------     ------------     ------------

Loss before extraordinary item and cumulative
  effect of accounting change                                  $   (243,164)    $    (29,495)    $   (259,621)    $    (36,256)
Extraordinary item, net of tax                                         --               --                166             --
Cumulative effect of accounting change, net of tax                     --               --            (39,700)            --
                                                               ------------     ------------     ------------     ------------
Net loss                                                           (243,164)         (29,495)        (299,155)         (36,256)
Goodwill amortization, net of tax                                      --              4,114             --             12,478
                                                               ------------     ------------     ------------     ------------
Adjusted net loss                                                  (243,164)         (25,381)        (299,155)         (23,778)
Amortization of deemed dividend and accretion of
        preferred stock                                                (652)            --            (45,513)            --
                                                               ------------     ------------     ------------     ------------
Adjusted net loss applicable to
         common stockholders                                   $   (243,816)    $    (25,381)    $   (344,668)    $    (23,778)
                                                               ============     ============     ============     ============

Basic and diluted earnings per share:
     Loss before extraordinary item and cumulative
       effect of accounting change                             $      (7.49)    $      (0.92)    $      (9.48)    $      (1.14)
     Extraordinary item, net of tax                                    --               --               --               --
     Cumulative effect of accounting change, net of tax                --               --              (1.23)            --
     Goodwill amortization, net of tax                                 --               0.13             --               0.39
                                                               ------------     ------------     ------------     ------------
        Adjusted net loss applicable to
             common stockholders                               $      (7.49)    $      (0.79)    $     (10.71)    $      (0.75)
                                                               ============     ============     ============     ============

Weighted-average shares outstanding:
         Basic and diluted                                           32,548           31,935           32,179           31,914
                                                               ============     ============     ============     ============



                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



The following pro forma financial information compares the Company's loss before extraordinary item and cumulative effect of accounting change, net loss and net loss applicable to common stockholders for the year to date periods ended March 31, June 30 and September 30, 2002, respectively, had the transitional goodwill impairment charge of $39.7 million been recorded on January 1, 2002 (amounts in thousands, except per share data):

                                                                               FOR THE YTD PERIODS ENDED
                                                                    MARCH 31,           JUNE 30,        SEPTEMBER 30,
                                                                   -----------        -----------       ------------

Loss before extraordinary item and cumulative
  effect of accounting change                                      $    (4,399)       $   (16,457)       $  (259,621)
Extraordinary item, net of tax                                             166                166                166
Cumulative effect of accounting change, net of tax                     (39,700)           (39,700)           (39,700)
                                                                   -----------        -----------        -----------
Adjusted net loss                                                      (43,933)           (55,991)          (299,155)
Amortization of deemed dividend and accretion of
        preferred stock                                                   (363)           (44,861)           (45,513)
                                                                   -----------        -----------        -----------
Adjusted net loss applicable to
         common stockholders                                       $   (44,296)       $  (100,852)       $  (344,668)
                                                                   ===========        ===========        ===========

Basic and diluted earnings per share:
     Loss from operations                                          $     (0.15)       $     (1.92)       $     (9.48)
     Extraordinary item, net of tax                                       0.01               --                 --
     Cumulative effect of accounting change, net of tax                  (1.25)             (1.24)             (1.23)
                                                                   -----------        -----------        -----------
     Adjusted net loss applicable to
             common stockholders                                   $     (1.39)       $     (3.16)       $    (10.71)
                                                                   ===========        ===========        ===========

Weighted-average shares outstanding:
         Basic and diluted                                              31,970             32,018             32,179
                                                                   ===========        ===========        ===========

Identifiable intangible assets, exclusive of goodwill, as of September 30, 2002, are recorded in Other Intangibles in the Consolidated Balance Sheets and are comprised of:

                                                                      GROSS                                          NET
                                                                    CARRYING             ACCUMULATED                 BOOK
                                                                      VALUE              AMORTIZATION                VALUE
                                                                   -----------           ------------             -----------

Trade names                                                        $    12,268            $    (2,537)            $     9,731
Mailing/exhibitor lists                                                 11,941                 (4,990)                  6,951
Advertiser relationships                                                 7,200                 (2,061)                  5,139
Subscriber relationships                                                 2,100                   (460)                  1,640
Noncompete agreements                                                    1,336                 (1,033)                    303
                                                                   -----------            -----------             -----------
     Balance at September 30, 2002                                 $    34,845            $   (11,081)            $    23,764
                                                                   ===========            ===========             ===========

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



Total amortization expense for identifiable intangible assets was $9.0 million and $5.1 million for the nine months ended September 30, 2002 and 2001, respectively. Amortization expense for these intangibles is estimated for the remainder of 2002 and each of the five succeeding years as follows:

                                YEAR ENDED
                               DECEMBER 31,                  AMOUNT
                               ------------                  ------

                                   2002                  $    8,361
                                   2003                  $    3,982
                                   2004                  $    3,771
                                   2005                  $    3,281
                                   2006                  $    3,001
                                   2007                  $    2,119

NOTE 3 - ACQUISITIONS

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

At September 30, 2002, Penton had no amounts accrued for contingent consideration. In the third quarter, the Company issued $1.5 million in shares of common stock (527,951 shares) and paid $4.1 million in cash to settle certain contingent liabilities. For the nine months ended September 30, 2002, total cash payments of $5.5 million were made for contingent consideration.

At September 30, 2002, the remaining maximum potential liability for future contingent consideration is approximately $56.5 million. Contingent consideration is payable based on achieving specified performance goals, such as reaching certain revenue or EBITDA levels. The earnout period for $37.2 million of the total contingent consideration expires at December 31, 2002; $0.4 million expires at January 31, 2003; and $18.9 million expires at December 31, 2003. Contingent payments earned are recorded as additional goodwill, pursuant to the provisions of EITF 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," and tested for impairment under SFAS 142.

NOTE 4 - INVESTMENTS

In January 2002, Penton sold its remaining 11.8% ownership interest, or 2,973,383 shares, in Jupitermedia Corporation, (formerly known as INT Media Group, Inc.) for approximately $5.8 million in cash, and recognized a gain of approximately $1.5 million.

NOTE 5 - DEBT

SENIOR SECURED NOTES

In March 2002, Penton issued $157.5 million of 11 7/8% senior secured notes (the "Secured Notes") due in 2007. Interest is payable on the Secured Notes semi-annually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally guaranteed on a senior basis by all of the assets of Penton's domestic subsidiaries, which are 100% owned by the Company, and also the stock of certain subsidiaries. Condensed consolidating financial information is presented in Note 16 - Guarantor and Non-Guarantor Subsidiaries. Penton may redeem the Secured Notes, in whole or in part, during the periods October 1, 2005 through September 30, 2006 and October 1, 2006 and thereafter at redemption prices of 105.9% and 100.0% of the principal amount,

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

respectively, together with accrued and unpaid interest. In addition, at any time prior to October 1, 2005, up to 35% of the aggregate principal amount of the Secured Notes may be redeemed at Penton's option, within 90 days of certain public equity offerings of its common stock, at a redemption price equal to 111.875% of the principal amount, together with accrued and unpaid interest.

The Secured Notes were offered at a discount of $0.8 million, which is being amortized using the interest method, over the term of the Secured Notes. Amortization of the discount was $0.05 million for the nine months ended September 30, 2002. Costs representing underwriting fees and other professional fees of $6.6 million are being amortized, using the effective interest method, over the term of the Secured Notes. Net proceeds of $150.1 million were used to pay down $83.6 million of Penton's term loan A facility and $49.0 million of its term loan B facility, and to repurchase $10.0 million of the Company's 10 3/8% senior subordinated notes for $8.3 million (excluding interest). The remaining net proceeds of $9.2 million were used for general corporate purposes. The Secured Notes rank senior in right to all of Penton's subordinated indebtedness, including the 10 3/8% senior subordinated notes due in 2011, and equal in right of payment with all of the Company's other senior indebtedness, which is approximately $0.4 million at September 30, 2002. The Secured Notes contain covenants that will, among other things, limit the Company's ability to pay dividends, incur additional debt, sell assets, and enter into mergers or consolidations. The Company's ability to obtain dividends from its subsidiaries is only restricted if Penton is in default under its debt arrangement or if the Company has exceeded its limitation of additional indebtedness, as specified in such agreement.

SENIOR SUBORDINATED NOTES

In June 2001, Penton issued $185.0 million of 10 3/8% senior subordinated notes (the "Subordinated Notes") due in 2011. Interest is payable on the Subordinated Notes semi-annually on June 15 and December 15. The Subordinated Notes are fully and unconditionally, jointly and severally guaranteed, on a senior subordinated basis, by the assets of Penton's domestic subsidiaries, which are 100% owned by the Company. Condensed consolidating financial information is presented in Note 16 - Guarantor and Non-Guarantor Subsidiaries. The notes may be redeemed in whole or in part on or after June 15, 2006. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Subordinated Notes before June 15, 2004 with the proceeds of certain equity offerings. The Subordinated Notes were offered at a discount of $4.2 million, which is being amortized using the interest method, over the term of the Subordinated Notes. Amortization of the discount was $0.3 million for the nine months ended September 30, 2002. Costs representing underwriting fees and other professional fees of $1.7 million are being amortized over the term of the Subordinated Notes. Net proceeds of $180.2 million were used to pay down $136.0 million under the revolving credit facility, $12.8 million of term loan A and $7.2 million of term loan B. The remaining net proceeds of $24.2 million were used for general corporate purposes. The Subordinated Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the credit facility. The Subordinated Notes contain covenants that will, among other things, restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments, sell assets, and enter into mergers or consolidations. The Company's ability to obtain dividends from it's subsidiaries is only restricted if Penton is in default under it's debt arrangement or if the Company has exceeded it's limitation of additional indebtedness, as specified in such agreement.

In March 2002, the Company repurchased $10.0 million of the Subordinated Notes with $8.7 million of the proceeds from the Secured Note offering, resulting in an extraordinary gain of $0.8 million ($0.03 per diluted share), net of $0.6 million in taxes.

SENIOR SECURED CREDIT FACILITY

In March 2002, Penton amended and restated its senior credit facility and repaid in full its term loan A and term loan B facilities from the proceeds received from the sale of preferred shares (see Note 6 - Mandatorily Redeemable

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Convertible Preferred Stock), proceeds received from the sale of Jupitermedia Corporation common stock (see Note 4 - Investments), cash on hand from a tax refund of approximately $12.2 million, and the issuance of $157.5 million in Secured Notes as mentioned above. The amended and restated credit agreement provides for a revolving credit facility of up to a maximum of $40.0 million. Availability under the revolving credit facility is determined by a borrowing base that is limited to 80% of eligible receivables. In order to access the revolver, Penton must not have more than $7.5 million of cash and cash equivalents available, must be in compliance with the loan documents and must submit a borrowing base certificate immediately prior to each extension of credit showing compliance with the borrowing base. Penton is required to pay-down the revolver in the event that it has loans outstanding in excess of the borrowing base, or it has more than $7.5 million in cash and cash equivalents at the end of any month. The amended and restated credit facility has no financial covenants. In connection with the amendment and restatement of the credit facility, the interest rate on the revolving credit facility was increased. In addition, further restrictions were placed on Penton's ability to make certain restricted payments, to make capital expenditures in excess of certain amounts, to incur additional debt and contingent obligations, to make acquisitions and investments, and to sell assets.

The revolving credit facility bears interest, at Penton's option, at either The Bank of New York's prime rate or at LIBOR, plus, in each case, an additional margin ranging from 2.75% to 4.25% based on Penton's consolidated leverage ratio, defined as the ratio of total debt to total adjusted EBITDA. At September 30, 2002, based upon the calculation of the borrowing base, $23.4 million was available under the revolving credit facility, however, no amounts were outstanding. The commitment under the revolving credit facility decreases by 15% in 2003, 30% in 2004, 35% in 2005 and 20% in 2006. Penton has agreed to pay a commitment fee ranging from 0.375% to 0.5%, based on Penton's consolidated leverage ratio, on the average unused portion of the revolving credit facility commitment.

The repayment of the term loans in March 2002 resulted in an extraordinary charge of $0.7 million ($0.02 per diluted share), net of $0.5 million in taxes, relating to the write-off of unamortized deferred finance costs.

Cash paid for interest for the nine months ended September 30, 2002 and 2001 was $20.6 million and $14.0 million, respectively.

NOTE PAYABLE

The note payable at September 30, 2002 represents indebtedness resulting from the acquisition of Hillgate Communications Ltd. in February 2001. In May 2002, Loan note A in the amount of $2.8 million was paid in full. Loan note B in the amount of $0.4 million bears interest at 0.5% and matures in July 2004. However, the holders of Loan note B have the option to demand payment anytime after April 30, 2004.

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

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The balance of the net proceeds, of approximately $42.1 million, were allocated to the preferred stock, which because of the mandatory redemption date and other redemption provisions, were classified outside of permanent equity. Pursuant to the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments," the entire amount of $42.1 million was initially recorded as a beneficial conversion feature in Capital in Excess of Par Value resulting in an additional discount to the preferred stock. The amount of the beneficial conversion feature was determined pursuant to Issue 2 of EITF 00-27. As such, the most beneficial "accounting conversion price" at the issue date of the preferred shares was compared to the closing market price of the stock on that date and the intrinsic spread was multiplied by the number of most beneficial shares that the preferred shares can be converted into. This beneficial conversion feature was being recognized, using the interest method, as a deemed dividend to the preferred stockholders and an increase in the carrying value of the preferred stock from the issuance date to the 10 year mandatory redemption date.

The preferred stock was also initially being accreted to its maximum redemption amount possible pursuant to Topic D-98, "Classification and Measurement of Redeemable Securities" using the interest method from the issuance date to the 10 year mandatory redemption date.

In April 2002, the Company reached an agreement with the preferred stockholders to eliminate the scheduled 10 year redemption date of the preferred stock and on May 31, 2002, the stockholders approved an amendment to remove the scheduled redemption feature. In exchange for removing the scheduled redemption date, the Company agreed to grant the holders of the preferred stock the right to require Penton to seek a buyer for substantially all of our assets or issued and outstanding capital stock beginning on March 19, 2008, if any preferred stock remains outstanding. The Company sought the amendment to eliminate the requirement to accrete the preferred stock to the maximum possible redemption amount by such date. However, it did not seek to eliminate the preferred stockholders' right to require the Company to redeem the security upon the occurrence of certain contingent events, including a change in control or liquidation, dissolution or winding up of Penton. To the extent that redemption of the preferred stock becomes probable in the future pursuant to a contingent redemption provision of the preferred stock, accretion to the maximum redemption amount will be required at such time.

Prior to the stockholders approval to remove the scheduled redemption date, the Company was required to accrete a portion of the maximum redemption amount. Accordingly, approximately $2.2 million was accreted, using the interest method, prior to May 31, 2002. In addition, certain features of the preferred stock had to be accounted for as embedded derivatives, which required mark to market accounting that could have potentially resulted in significant swings in net income and earnings per share. The preferred shares agreement has a number of conversion and redemption provisions which represented derivatives under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133") prior to the elimination of the mandatory redemption date. The Company determined that certain of these derivatives do not qualify for scope exemption and are not clearly and closely related to the host contract. As such these embedded derivatives were required to be bifurcated and recorded at fair value. The fair value of these derivatives were calculated using the Black Scholes methodology.

As a result of stockholder approval on May 31, 2002, accretion is no longer required and the $42.1 million of unamortized beneficial conversion feature was recognized immediately as a charge to capital in excess of par and as a reduction of income available to common stockholders in the Consolidated Statements of Operations. In addition, mark to market accounting for the embedded derivatives is no longer required subsequent to May 31, 2002. Pursuant to SFAS 133, the elimination of the mandatory redemption feature made the preferred shares agreement more akin to an equity instrument than a debt instrument. Consequently, the embedded derivatives noted above, which related to the conversion or redemption options, either qualified for a scope exemption or did not constitute a derivative pursuant to SFAS 133. Therefore, the elimination of the mandatory redemption feature also eliminated the requirement to mark to market these derivatives.

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The elimination of the mandatory redemption date does not alter the mezzanine classification of the preferred shares in the balance sheet because of the existence of other redemption provisions in the preferred shares agreement, such as the optional redemption in the event of a change in control by the holder of the preferred shares. Dividends on the preferred stock will continue to be accrued and will be reflected as a reduction in earnings per share available to common stockholders.

The following is a description of the material terms of the preferred stock and warrants reflecting the effects of the stockholder approval of the transaction and the elimination of the mandatory redemption date:

Liquidation Preference

The preferred stock has preferences over the common stock in the event of liquidation, dissolution, winding up, or change in control. Upon the occurrence of any such event, the preferred stockholder will be entitled to be paid in cash, subject to the satisfaction of Penton's obligations under the indentures governing the Company's 10 3/8% Senior Subordinated Notes and 11 7/8% Senior Secured Notes.

The initial liquidation value of the preferred stock is $1,000 per share. If the preferred stock is not converted or redeemed prior to March 19, 2008, the liquidation value will increase to $4,570 per share. The liquidation preference is the liquidation value plus accrued and unpaid dividends.

Dividends

From the date of issuance until March 19, 2008, the dividends on the preferred stock will accrue daily on the sum of the then-applicable liquidation preference and the accrued dividends thereon at an annual rate of 5% per annum. From and after March 19, 2008, the dividends will accrue solely from and including such date at a rate of 15% per annum. Preferred dividends of $1.4 million were accrued for at September 30, 2002 ($0.04 per diluted share).

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

Conversion Provisions

Each share of preferred stock is convertible, at any time, subject to certain restrictions, at the holder's and Penton's option, into a number of shares of Penton's common stock, computed by multiplying the number of shares of preferred stock to be converted by the liquidation value, plus accrued and unpaid dividends, divided by the conversion price. The conversion price for the preferred stock initially will be $7.61 per share, subject to certain anti-dilution adjustments. Among others, the restrictions include the market price of the common shares being equal to or greater than the applicable share minimum noted below.

Company's Redemption Provisions

The Company can redeem the preferred stock at any time, in whole or in part, at a cash redemption price equal to the product of the number of shares of common stock into which the preferred shares can be converted and the greater of the volume weighted-average closing share price of Penton's common stock for the preceding 30 trading

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

days, or the applicable minimum share price derived from the following schedule (as may be adjusted for stock splits and similar transactions):

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

If Penton fails to comply with specific covenants contained in the purchase agreement, the conversion price of the preferred stock will be reduced by $0.76 (adjusted for stock splits and similar transactions) until such failure is no longer in existence, and every 90 days thereafter, the conversion price shall be reduced by an additional $0.76 up to a maximum reduction of $3.80 (adjusted for stock splits and similar transactions). The conversion price will adjust to what it would have been absent such breach (to the extent of any shares of preferred stock still outstanding) once the breach is cured. No such reduction to the conversion price will be made at any time that representatives of the investors constitute a majority of the board of directors. In addition, if Penton's leverage ratio (as defined in the purchase agreement) exceeds 7.5 to 1.0 for any quarterly period beginning on December 31, 2002, and such leverage ratio remains in excess of 7.5 to 1.0 for a period of 90 days, the conversion price of the preferred stock will be reduced by $0.76 (adjusted for stock splits and similar transactions). Thereafter, until the leverage ratio reduces below 7.5 to 1.0, every 90 days the conversion price will be reduced by another $0.76 (adjusted for stock splits and similar transactions), subject to a maximum reduction not to exceed $3.80 (adjusted for stock splits and similar transactions). The conversion price will adjust to what it would have been absent such event (to the extent of any shares of preferred stock still outstanding) once the leverage ratio reduces below 7.5 to 1.0. No such reduction to the conversion price will be made at any time that representatives of the investors constitute a majority of the board of directors.

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

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

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

Covenants

The terms of the preferred stock have several financial and non-financial covenants. As of September 30, 2002, Penton was in compliance with all such covenants.

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

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)




NOTE 7 - EARNINGS PER SHARE

Earnings per share have been computed pursuant to the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Computations of basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 are as follows (in thousands, except per share amounts):

                                                                    THREE MONTHS                     NINE MONTHS
                                                                 ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                2002            2001            2002             2001
                                                               ----            ----             ----             ----

Net loss applicable to common stockholders                $   (243,816)    $    (29,495)    $   (344,668)    $    (36,256)
                                                          ============     ============     ============     ============

Number of shares:
     Weighted average shares outstanding -
       basic and diluted                                        32,548           31,935           32,179           31,914
                                                          ============     ============     ============     ============

Per share amount - basic and diluted:
     Net loss applicable to common stockholders           $      (7.49)    $      (0.92)    $     (10.71)    $      (1.14)
                                                          ============     ============     ============     ============

The preferred stock is a participating security, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the preferred stock as if the preferred stock had been converted into common stock. Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share" requires that the preferred stock be included in the computation of basic earnings per share if the effect of inclusion is dilutive. The Company's accounting policy requires the use of the two-class method for its participating securities for earnings per share calculations. For the three and nine months ended September 30, 2002, preferred stock was excluded from the calculation of basic earnings per share, as the result was not dilutive. The preferred stock has been considered in the diluted earnings per share calculation under the "if-converted" method.

Due to the net loss applicable to common stockholders for the nine months ended September 30, 2002, 1,686,555 stock options, 603,003 performance shares, 796,879 deferred shares, 56,079 restricted stock units, 1,600,000 warrants and 50,000 redeemable preferred shares were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive. Due to the net loss applicable to common stockholders for the nine months ended September 30, 2001, 1,871,855 stock options, 296,039 performance shares, 56,249 deferred shares, and 57,449 restricted stock units, were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive.

NOTE 8 - COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

In May 2002, the stockholders approved an amendment to increase the number of authorized shares from 60.0 million to 155.0 million.

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

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

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

In March 2002, the Rights Agreement was amended by the board of directors to permit the sale of convertible preferred stock (see Note 6 - Mandatorily Redeemable Convertible Preferred Stock) and in July 2002, the Rights Agreement was amended by the board of directors to change the expiration date of the rights under the Rights Agreement to be effective at the close of business at Penton's 2003 annual meeting of stockholders, unless the Rights Agreement is approved by the stockholders at such annual meeting. The Rights Agreement has no impact on the consolidated financial statements or earnings per share.

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

MANAGEMENT STOCK PURCHASE PLAN

The Company has a Management Stock Purchase Plan for designated officers and other key employees. Participants in the plan may elect to receive restricted stock units ("RSUs") in lieu of a designated portion of up to 100% of their annual incentive bonus. Each RSU represents the right to receive one share of Penton common stock. RSUs are granted at a 20% discount from fair market value on the date awarded. RSUs vest two years after the date of grant and are settled in shares of common stock after a period of deferral (of no less than two years) selected by the participant, or upon termination of employment. The discount is recorded as compensation expense over the minimum vesting period. For the nine months ended September 30, 2002 and 2001, $0.06 million and $0.1 million, respectively were recognized as expense. In February 2002 and 2001, 21,976 and 31,942 RSUs were granted at a fair market value of $7.38 and $25.10 per share, respectively. At September 30, 2002, 56,079 RSUs were outstanding. During the first nine months of 2002, 17,472 shares of the Company's common stock were issued under this plan.

EXECUTIVE LOAN PROGRAM

The Company has an Executive Loan Program, which allowed Penton to issue shares of Company common stock at fair market value to six key executives, in exchange for full recourse notes. In December 2001, the loan notes were amended to cease interest charges as well as to extend the maturity date from the fifth anniversary of the first loan date to six months following the seventh anniversary of the first loan date. No payments are required until maturity, at which time all outstanding amounts are due.

At September 30, 2002, the outstanding loan balance under the Executive Loan Program was approximately $9.7 million (including $1.0 million of accrued interest). During the second quarter of 2002, executive loans of $1.1 million (including $0.1 million of accrued interest) were repaid. The loan balance is classified in the Stockholders' Equity section of the Consolidated Balance Sheets as Notes Receivable Officers/Directors.

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

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

In July 2002, Penton filed a Tender Offer Statement related to the exchange by eligible employees of outstanding options to purchase shares of Penton's common stock issued under the Penton Media, Inc. 1998 Equity and Performance Incentive Plan (the "Option Plan") with exercise prices greater than or equal to $16.225 per share for new options to purchase shares of common stock to be issued under the Option Plan ("New Options"). New Options will be granted on or promptly after February 23, 2003. The exercise price of the New Options shall be the fair value of our common stock on the grant date. Each eligible employee will receive a New Option to acquire one share of Penton's common stock for every two shares of Penton's common stock subject to an eligible option. The offer to exchange options under the Tender Offer expired on August 22, 2002, at which time 860,100 options, out of a total of 917,600, had been cancelled.

As of September 30, 2002, 1,686,555 stock options were outstanding under the 1998 Equity and Performance Incentive Plan and the 1998 Director Stock Option Plan. Options granted under the plans generally vest equally over three years from the date of grant. However, most options granted are not exercisable until the third anniversary. All options granted pursuant to the plan will expire no later than 10 years from the date the option was granted. Option grants do not have any associated compensation charge, as all grants are issued at fair market value.

Deferred Shares

The Company's long-term incentive plan also provides for the award of deferred shares. At September 30, 2002, 796,879 deferred shares were outstanding. Of the shares outstanding at September 30, 2002, 740,630 shares vest one-fourth on each three-month anniversary following the date of grant, 47,553 shares vest on the third anniversary of the grant date and the remaining 8,696 shares vest at the rate of 20% per year over a five-year period from the date of grant. In the first nine months of 2002, 37,100 fully vested deferred shares were issued for common stock of Penton. Compensation expense is being recognized over the related vesting period based on the fair value of the shares on the date of grant. For the nine months ended September 30, 2002 and 2001, approximately $3.1 million and $0.3 million, respectively, were charged to expense under this plan.

Performance Shares

In February 2002, the board of directors approved a grant of 495,000 performance shares to certain key executives, subject to the attainment of certain performance goals over a three-year period from January 1, 2002 through December 31, 2004. Each grantee is eligible to receive between 50% and 150% of the granted shares. At September 30, 2002, 603,003 performance shares are outstanding.

Performance shares are not issuable until earned. Compensation expense for performance shares is recorded over the performance period based on an estimate at the end of each reporting period. The estimate takes into account the probable number of shares that will be earned by the grantee and the share price of the Company's common stock at the end of the performance period. For the nine months ended September 30, 2002 and 2001,

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

approximately $(1.4) million and $1.5 million, respectively, were charged (credited) to expense for these shares. In the third quarter 2002, 50,000 shares were issued under the plan.

TREASURY STOCK

In the second and third quarters of 2002, three executives returned a total of 115,712 shares to the Company to pay down a portion of the executive loan balance and to cover taxes for shares issued under the Performance Share Agreement. The treasury stock of $0.4 million was recorded as a decrease in Capital in Excess of Par Value.

NOTE 9 - COMPREHENSIVE LOSS

Comprehensive loss for the three and nine months ended September 30, 2002 and 2001 is presented in the following tables:

                                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                                         2002           2001        2002          2001
                                                                         ----           ----        ----          ----

       Net loss                                                       $(243,164)   $ (29,495)   $(299,155)   $ (36,256)
       Other comprehensive loss:
         Reclassification adjustment for realized gain on
                securities sold                                            --           --           (808)        --
         Unrealized loss on securities reported at fair value              --         (5,083)        --         (8,540)
         Net loss on cash flow hedges                                      --           (447)        --         (2,412)
         Reclassification adjustment of net loss on
            cash flow hedges discontinuation                               --           --          1,438         --
         Foreign currency translation adjustment                           (263)        (284)        (591)      (1,187)
                                                                      ---------    ---------    ---------    ---------

       Total comprehensive loss                                       $(243,427)   $ (35,309)   $(299,116)   $ (48,395)
                                                                      =========    =========    =========    =========

NOTE 10 - HEDGING ACTIVITIES

RISK MANAGEMENT

In the ordinary course of business, the Company is exposed to fluctuations in interest rates and foreign currency rates. The Company maintains assets and operations in Europe and Asia, and as a result, may be exposed to fluctuations in currency rates relative to these markets. Penton, however, does not manage this risk using derivative instruments.

The Company was exposed to interest rate risk due to the variable interest rates of its senior secured credit facility. In March 2002, the Company paid down term loans A and B of the credit facility with certain debt and equity offerings (see
Note 5 - Debt). As a result, at September 30, 2002, the Company has no variable-interest rate debt outstanding.

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

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Management has decided to continue to hold the derivative instruments until their maturity, and has carried the derivatives at their fair market value on the balance sheet, recognizing changes in the fair value in current period earnings. For the nine months ended September 30, 2002, the Company recognized a net loss of $1.6 million related to such derivative instruments.

At September 30, 2002, the Company had the following interest rate instruments in effect (in thousands):

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

At September 30, 2002, the interest rate instruments had a negative fair value of $1.3 million, which is recorded as a liability in Other Accrued Expenses on the Consolidated Balance Sheets.

In October and November 2002, the derivative instruments expired and the Company made its final interest payments in the amount of $1.3 million.

NOTE 11 - INCOME TAXES

In the third quarter of 2002, the Company recorded a $38.8 million charge to establish a valuation allowance for its net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). As such, management believes that it is more likely than not that the net deferred tax assets will not be realized. The Company intends to maintain a full valuation allowance for its net deferred tax assets until such time as management believes that it is more likely than not that the net deferred tax assets will be realized. The charge increased the reported net loss by $1.21 per diluted share for the nine months ended September 30, 2002.

The Company expects that it will receive a tax refund in excess of $20.0 million as a result of its updated estimate for net operating losses in 2002, approximately $19.6 million of which has been recorded as a receivable as of September 30, 2002. Receipt of the tax refund is expected in the first quarter of 2003. Including the current estimated tax refund of $20.0 million noted above, the Company believes it has the potential capacity available to carry back its net tax loss for 2002 of up to $153.1 million, for a total tax refund capacity of approximately $53.5 million. The remaining potential tax refund has not been recorded as the Company cannot guarantee that such tax benefits will be realized.

NOTE 12 - PENSION PLANS

Penton maintains non-contributory retirement plans for substantially all its current and former domestic employees. In the third quarter of 2002, as a result of recent restructuring efforts, lump-sum cash payments to plan participants in exchange for their rights to receive specified pension benefits, triggering a need for a revised valuation of our defined benefit pension plan as of August 31, 2002. Pursuant to this revised valuation, the Company has recorded a curtailment gain of $0.8 million and a settlement gain of $1.1 million as of September 30, 2002. Such amounts have been recorded as part of Selling, General and Administrative expenses on the Statements of Operations. Due to this revised valuation, the Company also updated its assumptions and recorded additional pension expense of $0.5 million for the nine months ended September 30, 2002.

NOTE 13 - MINORITY INTEREST

In May 2000, Penton purchased 50% of the outstanding stock of a German Corporation, ComMunic GmbH, which produces trade shows, conferences and business publications in Germany and its German speaking neighboring countries. In light of the Company's control of its operations, Penton consolidates ComMunic in it's Balance Sheets and Statements of Operations.

In September 2002, Penton signed an agreement with Neue Medien, ComMunic's other shareholder, in which Neue Medien would contributed assets valued at approximately $2.3 million to ComMunic at no cost. The transfer

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

would be effective on October 1, 2002. After consolidation, approximately $1.2 million will be recorded as Minority Interest in Penton's Consolidated Balance Sheets.

NOTE 14 - RESTRUCTURING CHARGES

THIRD QUARTER 2002 CHARGE

In the third quarter of 2002, Penton recorded a restructuring charge of $3.4 million, or $0.10 per diluted share, for employee termination benefits related to a reduction of 88 positions of which 36 staff reductions had been completed by September 30, 2002. Employee termination benefits include payments for severance, costs of outplacement services and continued benefits.

SECOND QUARTER 2002 CHARGE

In the second quarter 2002, Penton recorded a restructuring charge of $7.8 million ($4.7 million after tax, or $0.15 per diluted share). The charge included $4.4 million of employee termination benefits related to a reduction of 128 positions, including 112 U.S. employees, with the remainder primarily in the U.K. Staff reductions for 121 of the 128 positions have been completed by September 30, 2002. Employee termination benefits include payments for severance, costs of outplacement services and continued benefits.

In addition to termination benefits, the second quarter charge included $2.7 million related to exit costs associated with the closing of five existing office locations under long term leases expiring through 2010 and $0.6 million related to other contractual obligations. Charges for other contractual obligations include costs associated with the cancellation of a trade show venue.

FIRST QUARTER 2002 CHARGE

The restructuring charge credit of $0.3 million ($0.2 million after tax, or $0.1 per diluted share) as of March 31, 2002, comprises approximately $1.3 million of additional employee termination benefits accrued in the first quarter of 2002, offset by the reversal of approximately $1.6 million related to lease reserves established in the third quarter of 2001 for Penton's New York, NY and Burlingame, CA, offices, for long-term leases which the Company was able to sublease. Personnel costs of $1.3 million are associated with the elimination of approximately 50 positions in the U.S. Personnel costs include payments for severance, costs of outplacement services and a provision for continued benefits to personnel. The New York and Burlingame office closure costs totaling $3.4 million were charged in the second half of 2001. At that time, no assumptions for subleases were made by the Company, due to the inherent limitations in estimating the future trends of the real estate marketplace, the economic conditions present in New York City at the time, and the remote probability of a successful sublease. However, in March 2002, due to continuing efforts by the Company, it finalized a contract to sublease its New York office space for the remainder of the lease term, or approximately 7.25 years. In addition, in April 2002, Penton subleased its Burlingame office for the remainder of the lease term, or approximately 3.8 years. Penton remains ultimately responsible for the payment of both of these leases.

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

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

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

In the second half of 2001, the Company implemented a number of expense reduction and restructuring initiatives to more closely align its cost structure with the business environment. Restructuring charges of $9.5 million ($5.7 million after tax, or $0.18 per share on a diluted basis), net of the $1.0 million reversal noted above in the third quarter and $3.7 million ($2.3 million after tax, or $0.07 per share on a diluted basis) in the fourth quarter resulted primarily from strategic decisions to restructure a number of businesses and support departments, including reducing Penton's overhead infrastructure by consolidating and closing several branch offices, centralizing information technology and outsourcing certain corporate functions. Of the total charges, $4.7 million relates to employee termination benefits for the elimination of nearly 340 positions, of which 294 terminations and $2.7 million in payments had been completed by year-end. Approximately 84% of the positions eliminated or to be eliminated are in the U.S., with the remaining positions predominantly in the United Kingdom and Germany. The remaining $8.5 million of the restructuring charges relates to the closing of more than 20 Penton offices worldwide, and includes costs associated with existing office spaces under lease and other contractual obligations.

The following table summarizes the restructuring and impairment charges, the amounts paid and the ending accrual balances for the period ended September 30, 2002 (in thousands):

                                                FIRST          SECOND          THIRD
                                 ACCRUAL       QUARTER         QUARTER        QUARTER         CASH           ACCRUAL
                                12/31/01       CHARGES         CHARGES        CHARGES       PAYMENTS         9/30/02
                               ---------      ---------       ---------      ---------      ---------       ---------
DESCRIPTION
-----------
Severance, outplacement and
 other continued benefits      $   2,115      $   1,382       $   4,437      $   3,058      $  (5,781)      $   5,211
Facility closing costs             9,134         (1,645)          2,722            296         (2,156)          8,351
Other exit costs                     383           --               610           --             (238)            755
                               ---------      ---------       ---------      ---------      ---------       ---------
Total                          $  11,632      $    (263)      $   7,769      $   3,354      $  (8,175)      $  14,317
                               =========      =========       =========      =========      =========       =========

The majority of severance related costs are expected to be paid by the end of March 2003. The balance of facility costs, which include long-term leases, are expected to be paid through 2013.

NOTE 15 - SEGMENT INFORMATION

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

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



Summary information by segment for the three months ended September 30, 2002 and 2001 is as follows (in thousands):

                                  INDUSTRY         TECHNOLOGY         LIFESTYLE        RETAIL
                                    MEDIA            MEDIA              MEDIA          MEDIA               TOTAL
                                    -----            -----              -----          -----               -----
     2002
       Revenues                 $    23,435       $   16,321         $   3,294       $    5,559        $   48,609
       Adjusted EBITDA          $     3,735       $   (3,594)        $    (305)      $    1,887        $    1,723

     2001
       Revenues                 $    26,899       $   25,536         $   3,920       $    5,168        $   61,523
       Adjusted EBITDA          $     2,638       $   (5,942)        $    (151)      $    1,305        $   (2,150)

Summary information by segment for the nine months ended September 30, 2002 and 2001 is as follows (in thousands):

                                  INDUSTRY         TECHNOLOGY         LIFESTYLE         RETAIL
                                    MEDIA            MEDIA              MEDIA           MEDIA              TOTAL
                                    -----            -----              -----           -----              -----
     2002
       Revenues                 $    72,645       $   68,594         $  22,049       $   14,505        $  177,793
       Adjusted EBITDA          $    11,330       $   (1,554)        $   7,622       $    4,165        $   21,563

     2001
       Revenues                 $    95,521       $  148,897         $  22,060       $   14,515        $  280,993
       Adjusted EBITDA          $    15,314       $   22,713         $   7,625       $    3,303        $   48,955

Segment revenues, all of which are realized from external customers, equal Penton's consolidated revenues. The following is a reconciliation of Penton's total segment adjusted EBITDA to consolidated loss before income taxes, extraordinary item and cumulative effect of accounting change (in thousands):

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                       2002             2001             2002             2001
                                                       ----             ----             ----             ----

      Total segment adjusted EBITDA                $   1,723        $  (2,150)       $  21,563        $  48,955
      Depreciation and amortization                   (5,351)         (11,211)         (15,491)         (33,925)
      Restructuring charges                           (3,354)          (9,468)         (10,860)         (15,035)
      Impairment of assets                          (223,288)          (9,663)        (223,424)          (9,663)
      Non cash compensation                             (231)            (443)          (1,775)          (1,888)
      Gain on sale of investments                       --               --              1,491             --
      Interest expense                                (9,532)          (8,772)         (28,452)         (21,841)
      Interest income                                    133              509              593            1,328
      Minority interest                                  268               64              159           (1,155)
      Miscellaneous, net                                (106)            (858)            (338)          (1,089)
      Corporate costs                                 (3,254)          (5,687)         (12,929)         (19,525)
                                                   ---------        ---------        ---------        ---------
      Consolidated loss before income taxes,
        extraordinary item and cumulative
        effect of accounting change                $(242,992)       $ (47,679)       $(269,463)       $ (53,838)
                                                   =========        =========        =========        =========

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



NOTE 16 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The following schedules set forth condensed consolidating balance sheets as of September 30, 2002 and December 31, 2001, and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the nine months ended September 30, 2002 and 2001. In the following schedules, "Parent" refers to Penton Media, Inc., "Guarantor Subsidiaries" refers to Penton's wholly owned domestic subsidiaries and "Non-guarantor Subsidiaries" refers to Penton's foreign subsidiaries. "Eliminations" represents the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in Penton's subsidiaries.

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 16 --  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2002

                                                                  GUARANTOR     NON-GUARANTOR                    PENTON
                                                    PARENT      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   ---------    ------------    -------------  ------------    ------------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and cash equivalents                      $  17,685      $     271      $   2,718      $    --        $  20,674
    Accounts and notes receivable, net                33,994          2,324          5,702           --           42,020
    Income taxes receivable                           19,576           --                9           --           19,585
    Inventories                                          486            401              7           --              894
    Prepayments, deposits and other                    3,526          2,215          6,698           --           12,439
                                                   ---------      ---------      ---------      ---------      ---------
                                                      75,267          5,211         15,134           --           95,612
                                                   ---------      ---------      ---------      ---------      ---------

    Property, plant and equipment, net                20,035          3,970          2,598           --           26,603
    Goodwill, net                                    123,645        123,407          6,080           --          253,132
    Other intangibles, net                            18,653         13,323          1,800           --           33,776
    Investments                                      (86,924)          --             --           86,924           --
                                                   ---------      ---------      ---------      ---------      ---------
                                                      75,409        140,700         10,478         86,924        313,511
                                                   ---------      ---------      ---------      ---------      ---------
                                                   $ 150,676      $ 145,911      $  25,612      $  86,924      $ 409,123
                                                   =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                               $   6,022      $   1,345      $     871      $    --        $   8,238
    Income taxes payable                               1,504           --             (417)          --            1,087
    Accrued compensation and benefits                 11,555          1,253            168           --           12,976
    Other Accrued Expenses                            30,951          2,093          3,355           --           36,399
    Unearned income                                   18,207          8,850          8,171           --           35,228
                                                   ---------      ---------      ---------      ---------      ---------
                                                      68,239         13,541         12,148           --           93,928
                                                   ---------      ---------      ---------      ---------      ---------

Long-term liabilities and deferred credits:
    Senior secured notes, net of discount             79,953         76,817           --             --          156,770
    Senior subordinated notes, net of discount        87,393         83,966           --             --          171,359
    Note payable                                        --             --              417           --              417
    Net deferred pension credits                      13,469           --             --             --           13,469
    Minority interest                                   --             --              886           --              886
    Intercompany advances                            (70,319)        26,377         37,537          6,405           --
    Other                                              1,706            323             30           --            2,059
                                                   ---------      ---------      ---------      ---------      ---------
                                                     112,202        187,483         38,870          6,405        344,960
                                                   ---------      ---------      ---------      ---------      ---------

Mandatorily redeemable convertible
         preferred stock                              45,513           --             --             --           45,513
                                                   ---------      ---------      ---------      ---------      ---------

Stockholders' equity:
    Capital in excess of par value                   229,752        209,653         16,614       (226,267)       229,752
    Retained earnings (deficit)                     (292,431)      (264,766)       (39,361)       304,127       (292,431)
    Notes receivable officers/directors               (9,703)          --             --             --           (9,703)
    Accumulated other comprehensive loss              (2,896)          --           (2,659)         2,659         (2,896)
                                                   ---------      ---------      ---------      ---------      ---------
                                                     (75,278)       (55,113)       (25,406)        80,519        (75,278)
                                                   ---------      ---------      ---------      ---------      ---------
                                                   $ 150,676      $ 145,911      $  25,612      $  86,924      $ 409,123
                                                   =========      =========      =========      =========      =========

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



NOTE 16-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2001


                                                                   GUARANTOR        NON-GUARANTOR                       PENTON
                                                      PARENT(1)   SUBSIDIARIES(2)   SUBSIDIARIES(2)   ELIMINATIONS   CONSOLIDATED
                                                   ------------   ------------      ------------      ------------   ------------
                                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and cash equivalents                      $     14,518   $      1,993      $      3,680   $       --     $     20,191
    Accounts and notes receivable, net                   32,973         11,247            12,232           --           56,452
    Income tax receivable                                14,750           --                --             --           14,750
    Inventories                                           1,090            248                13           --            1,351
    Deferred tax asset                                    4,683          1,962              --             --            6,645
    Prepayments, deposits and other                       3,893          3,961              --             --            7,854
                                                   ------------   ------------      ------------   ------------   ------------
                                                         71,907         19,411            15,925           --          107,243
                                                   ------------   ------------      ------------   ------------   ------------

    Property, plant and equipment, net                   22,563          4,694             2,919           --           30,176
    Goodwill, net                                       124,828        331,570            36,743           --          493,141
    Other intangibles, net                               13,624         40,684             2,492           --           56,800
    Deferred tax asset                                   16,462         (8,994)             --             --            7,468
    Investment in subsidiaries                          193,473           --                --         (193,473)          --
    Investments                                            --            5,649              --             --            5,649
                                                   ------------   ------------      ------------   ------------   ------------
                                                        370,950        373,603            42,154       (193,473)       593,234
                                                   ------------   ------------      ------------   ------------   ------------
                                                   $    442,857   $    393,014      $     58,079   $   (193,473)  $    700,477
                                                   ============   ============      ============   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Senior secured credit facility                 $     16,489   $       --        $       --     $       --     $     16,489
    Note payable                                           --             --               2,804           --            2,804
    Accounts payable and accrued expenses                32,230          5,159             9,656           --           47,045
    Accrued compensation and benefits                    10,562          1,226               623           --           12,411
    Unearned income                                      15,339         16,723             4,877           --           36,939
                                                   ------------   ------------      ------------   ------------   ------------
                                                         74,620         23,108            17,960           --          115,688
                                                   ------------   ------------      ------------   ------------   ------------

Long-term liabilities and deferred credits:
    Senior secured credit facility                      164,098           --                --             --          164,098
    Senior subordinated notes, net of discount          180,957           --                --             --          180,957
    Note payable                                           --             --                 417           --              417
    Net deferred pension credits                         15,140           --                --             --           15,140
    Intercompany advances                              (214,585)       177,975            28,910          7,700           --
    Minority Interest                                      --             --               1,127           --            1,127
    Other                                                 2,097            384                39           --            2,520
                                                   ------------   ------------      ------------   ------------   ------------
                                                        147,707        178,359            30,493          7,700        364,259
                                                   ------------   ------------      ------------   ------------   ------------

Stockholders' equity:
    Capital in excess of par value                      227,564        209,653            16,614       (226,267)       227,564
    Retained earnings (deficit)                           6,724        (18,914)           (4,816)        23,730          6,724
    Notes receivable officers/directors                 (10,824)          --                --             --          (10,824)
    Accumulated other comprehensive income (loss)        (2,934)           808            (2,172)         1,364         (2,934)
                                                   ------------   ------------      ------------   ------------   ------------
                                                        220,530        191,547             9,626       (201,173)       220,530
                                                   ------------   ------------      ------------   ------------   ------------
                                                   $    442,857   $    393,014      $     58,079   $   (193,473)  $    700,477
                                                   ============   ============      ============   ============   ============

(1)  Reflects investments in subsidiaries utilizing the equity method.
(2) Certain amounts have been reclassified to conform to the current year presentation.

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



NOTE 16-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002


                                                                GUARANTOR       NON-GUARANTOR                      PENTON
                                                 PARENT(3)    SUBSIDIARIES(3)   SUBSIDIARIES(3)  ELIMINATIONS   CONSOLIDATED
                                                ---------     ------------      -------------    ------------   ------------
                                                                             (DOLLARS IN THOUSANDS)

REVENUES                                      $     34,560    $     12,032      $      2,017     $       --     $     48,609
                                              ------------    ------------      ------------     ------------   ------------

OPERATING EXPENSES
    Editorial, production and circulation           17,386           5,803               699             --           23,888
    Selling, general and administrative              9,121          14,856             2,506             --           26,483
    Restructuring charges                            2,254             956               144             --            3,354
    Impairment of assets                              --           196,638            26,650             --          223,288
    Depreciation and amortization                    2,415           2,610               326             --            5,351
                                              ------------    ------------      ------------     ------------   ------------
                                                    31,176         220,863            30,325             --          282,364
                                              ------------    ------------      ------------     ------------   ------------

OPERATING LOSS                                       3,384        (208,831)          (28,308)            --         (233,755)
                                              ------------    ------------      ------------     ------------   ------------

OTHER INCOME (EXPENSE):
    Interest expense, net of interest earned        (3,947)         (5,380)              (72)            --           (9,399)
    Equity in losses of subsidiaries              (231,478)           --                --            231,478           --
    Minority interest                                 --              --                 268             --              268
    Miscellaneous, net                                (106)           --                --               --             (106)
                                              ------------    ------------      ------------     ------------   ------------
                                                  (235,531)         (5,380)              196          231,478         (9,237)
                                              ------------    ------------      ------------     ------------   ------------

LOSS BEFORE INCOME TAXES                          (232,147)       (214,211)          (28,112)         231,478       (242,992)

BENEFIT (PROVISION) FOR INCOME TAXES               (11,017)         10,269               576             --             (172)
                                              ------------    ------------      ------------     ------------   ------------

NET LOSS                                      $   (243,164)   $   (203,942)     $    (27,536)    $    231,478   $   (243,164)
                                              ============    ============      ============     ============   ============



(3) Certain Parent company level expenses, including interest expense, have been allocated to the Guarantor and Nonguarantor subsidiaries.

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



NOTE 16-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001


                                                                 GUARANTOR      NON-GUARANTOR                      PENTON
                                                   PARENT(1)   SUBSIDIARIES(2)  SUBSIDIARIES(2)  ELIMINATIONS   CONSOLIDATED
                                                  ---------    ------------     -------------    ------------   ------------
                                                                           (DOLLARS IN THOUSANDS)

REVENUES                                        $     40,622   $     17,943     $      2,958     $       --     $     61,523
                                                ------------   ------------     ------------     ------------   ------------

OPERATING EXPENSES:
    Editorial, production and circulation             20,318          9,690            3,140             --           33,148
    Selling, general and administrative               22,985         11,923            1,747             --           36,655
    Restructuring charges                              9,468           --               --               --            9,468
    Impairment of other assets                         8,558            910              195             --            9,663
    Depreciation and amortization                      9,591          1,380              240             --           11,211
                                                ------------   ------------     ------------     ------------   ------------
                                                      70,920         23,903            5,322             --          100,145
                                                ------------   ------------     ------------     ------------   ------------

OPERATING INCOME (LOSS)                              (30,298)        (5,960)          (2,364)            --          (38,622)
                                                ------------   ------------     ------------     ------------   ------------

OTHER INCOME (EXPENSE):
    Interest expense, net of interest earned          (9,281)         1,094              (76)            --           (8,263)
    Equity in losses of subsidiaries                  (9,570)          --               --              9,570           --
    Minority interest                                   --             --                 64             --               64
    Miscellaneous, net                                  (592)          (228)             (38)            --             (858)
                                                ------------   ------------     ------------     ------------   ------------
                                                     (19,443)           866             (50)            9,570         (9,057)
                                                ------------   ------------     ------------     ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                    (49,741)        (5,094)          (2,414)           9,570        (47,679)

BENEFIT (PROVISION) FOR INCOME TAXES                  20,246         (2,634)             572             --           18,184
                                                ------------   ------------     ------------     ------------   ------------

NET INCOME (LOSS)                               $    (29,495)  $     (7,728)    $     (1,842)    $      9,570   $    (29,495)
                                                ============   ============     ============     ============   ============


(1) Reflects investments in subsidiaries utilizing the equity method.
(2) Certain amounts have been reclassified to conform to the current year presentation.

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 16-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                                   GUARANTOR       NON-GUARANTOR                      PENTON
                                                      PARENT(3)   SUBSIDIARIES(3)  SUBSIDIARIES(3)  ELIMINATIONS   CONSOLIDATED
                                                    ---------     ------------     -------------    ------------   ------------
                                                                              (DOLLARS IN THOUSANDS)

REVENUES                                          $    118,537    $     45,928     $     13,328     $       --     $    177,793
                                                  ------------    ------------     ------------     ------------   ------------

OPERATING EXPENSES
    Editorial, production and circulation               52,654          20,739            5,152             --           78,545
    Selling, general and administrative                 47,796          34,867            9,726             --           92,389
    Restructuring charges                                8,301           1,273            1,286             --           10,860
    Impairment of assets                                  --           196,638           26,786             --          223,424
    Depreciation and amortization                        7,103           7,316            1,072             --           15,491
                                                  ------------    ------------     ------------     ------------   ------------
                                                       115,854         260,833           44,022             --          420,709
                                                  ------------    ------------     ------------     ------------   ------------

OPERATING LOSS                                           2,683        (214,905)         (30,694)            --         (242,916)
                                                  ------------    ------------     ------------     ------------   ------------

OTHER INCOME (EXPENSE):
    Interest expense, net of interest earned           (16,062)        (11,577)            (220)            --          (27,859)
    Gain on sale of investments                          1,491            --               --               --            1,491
    Equity in losses of subsidiaries                  (280,397)           --               --            280,397           --
    Minority interest                                     --              --                159             --              159
    Miscellaneous, net                                    (457)           --                119             --             (338)
                                                  ------------    ------------     ------------     ------------   ------------
                                                      (295,425)        (11,577)              58          280,397        (26,547)
                                                  ------------    ------------     ------------     ------------   ------------

LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEM
    AND CUMULATIVE EFFECTS OF ACCOUNTING CHANGE       (292,742)       (226,482)         (30,636)         280,397       (269,463)

BENEFIT (PROVISION) FOR INCOME TAXES                    (6,579)         15,091            1,330             --            9,842
                                                  ------------    ------------     ------------     ------------   ------------

LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                       (299,321)       (211,391)         (29,306)         280,397       (259,621)

EXTRAORDINARY ITEM, NET OF TAXES                           166            --               --               --              166

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    --           (34,461)          (5,239)            --          (39,700)
                                                  ------------    ------------     ------------     ------------   ------------

NET LOSS                                          $   (299,155)   $   (245,852)    $    (34,545)    $    280,397   $   (299,155)
                                                  ============    ============     ============     ============   ============



(3) Certain Parent Company level expenses, including interest expense, have been allocated to the Guarantor and Nonguarantor subsidiaries.

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



NOTE 16-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                                    GUARANTOR       NON-GUARANTOR                       PENTON
                                                      PARENT(1)    SUBSIDIARIES(2)   SUBSIDIARIES(2)  ELIMINATIONS   CONSOLIDATED
                                                     ---------     ------------     -------------     ------------   ------------
                                                                               (DOLLARS IN THOUSANDS)

REVENUES                                           $    153,553    $     95,842     $     31,598      $       --     $    280,993
                                                   ------------    ------------     ------------      ------------   ------------

OPERATING EXPENSES:
    Editorial, production and circulation                68,016          36,481           12,663              --          117,160
    Selling, general and administrative                  79,218          43,591           13,482              --          136,291
    Restructuring charges                                15,035            --               --                --           15,035
    Impairment of other assets                            8,558             910              195              --            9,663
    Depreciation and amortization                        28,947           4,435              543              --           33,925
                                                   ------------    ------------     ------------      ------------   ------------
                                                        199,774          85,417           26,883              --          312,074
                                                   ------------    ------------     ------------      ------------   ------------

OPERATING INCOME (LOSS)                                 (46,221)         10,425            4,715              --          (31,081)
                                                   ------------    ------------     ------------      ------------   ------------

OTHER INCOME (EXPENSE):
    Interest expense, net of interest earned            (23,909)          3,665             (269)             --          (20,513)
    Equity in losses of subsidiaries                     11,374            --               --             (11,374)          --
    Minority interest                                      --              --             (1,155)             --           (1,155)
    Miscellaneous, net                                     (808)           (228)             (53)             --           (1,089)
                                                   ------------    ------------     ------------      ------------   ------------
                                                        (13,343)          3,437           (1,477)          (11,374)       (22,757)
                                                   ------------    ------------     ------------      ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                       (59,564)         13,862            3,238           (11,374)       (53,838)

BENEFIT (PROVISION) FOR INCOME TAXES                     23,308          (4,544)          (1,182)             --           17,582
                                                   ------------    ------------     ------------      ------------   ------------

NET INCOME (LOSS)                                  $    (36,256)   $      9,318     $      2,056      $    (11,374)  $    (36,256)
                                                   ============    ============     ============      ============   ============




(1) Reflects investments in subsidiaries utilizing the equity method.
(2) Certain amounts have been reclassified to conform to the current year presentation.

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)




NOTE 16-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                PENTON MEDIA, INC
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                                        GUARANTOR   NON-GUARANTOR                    PENTON
                                                          PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                       ------------   ------------   ------------   ------------   ------------
                                                                                         (DOLLARS IN THOUSANDS)

CASH FLOWS PROVIDED BY (USED FOR) OPERATING
    ACTIVITIES                                         $      1,483   $     (7,380)  $      7,022   $       --     $      1,125
                                                       ------------   ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     (2,418)          (102)          (380)          --           (2,900)
    Acquisitions, including earnouts paid,
        net of cash acquired                                   (687)           (41)        (4,792)          --           (5,520)
    Proceeds from sale of Jupitermedia Corporation
       stock                                                   --            5,801           --             --            5,801
                                                       ------------   ------------   ------------   ------------   ------------
      Net cash provided by (used for)
         investing activities                                (3,105)         5,658         (5,172)          --           (2,619)
                                                       ------------   ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of mandatorily
       redeemable convertible preferred stock                46,111           --             --             --           46,111
    Proceeds from senior secured notes                      156,717           --             --             --          156,717
    Repayment of senior subordinated notes                   (8,375)          --             --             --           (8,375)
    Repayment of senior credit facility                    (180,587)          --             --             --         (180,587)
    Payment of short term note payable                         --             --           (2,804)          --           (2,804)
    Employee stock purchase plan                               (351)          --               (8)          --             (359)
    Payment of financing costs                               (9,450)          --             --             --           (9,450)
    Proceeds from repayment of
      officers/directors loans                                  703           --             --             --              703
                                                       ------------   ------------   ------------   ------------   ------------
        Net cash provided by (used for)
           financing activities                               4,768           --           (2,812)          --            1,956
                                                       ------------   ------------   ------------   ------------   ------------

    Effect of exchange rate                                      21           --             --             --               21
                                                       ------------   ------------   ------------   ------------   ------------
        Net increase (decrease) in cash and
             equivalents                                      3,167         (1,722)          (962)          --              483
    Cash and equivalents at beginning of period              14,518          1,993          3,680           --           20,191
                                                       ------------   ------------   ------------   ------------   ------------
    Cash and equivalents at end of period              $     17,685   $        271   $      2,718   $       --     $     20,674
                                                       ============   ============   ============   ============   ============

                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 16-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                PENTON MEDIA, INC
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                 GUARANTOR    NON-GUARANTOR                    PENTON
                                                     PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   ---------    ------------   -------------  ------------   ------------
                                                                          (DOLLARS IN THOUSANDS)

CASH FLOWS PROVIDED BY (USED FOR) OPERATING
    ACTIVITIES                                   $    (20,958)  $     (2,243)  $      7,406   $      1,043   $    (14,752)
                                                 ------------   ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                               (3,995)        (1,620)        (2,763)          --           (8,378)
    Acquisitions, including earnouts paid,
      net of cash acquired                            (14,839)        (2,442)        (2,979)          --          (20,260)
                                                 ------------   ------------   ------------   ------------   ------------
        Net cash used for investing activities        (18,834)        (4,062)        (5,742)          --          (28,638)
                                                 ------------   ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from senior subordinated notes           180,836           --             --             --          180,836
    Repayment of senior debt facility                (163,207)          --             --             --         (163,207)
    Proceeds from senior debt facility                 45,000           --             --             --           45,000
    Repayment of notes payable                           --             --             (201)          --             (201)
    Employee stock purchase plan payments                (197)          --             --             --             (197)
    Proceeds from deferred shares and options
      exercised                                         1,145           --             --             --            1,145
    Payment of financing costs                         (1,246)          --             --             --           (1,246)
    Dividends paid                                     (1,912)          --             --             --           (1,912)
                                                 ------------   ------------   ------------   ------------   ------------
        Net cash provided by (used for)
        financing activities                           60,419           --             (201)          --           60,218
                                                 ------------   ------------   ------------   ------------   ------------

Effect of exchange rate                                   (28)          --             --             --              (28)
                                                 ------------   ------------   ------------   ------------   ------------
        Net increase (decrease) in cash and
        equivalents                                    20,599         (6,305)         1,463          1,043         16,800
Cash and equivalents at beginning of period              --            8,678          3,970         (1,043)        11,605
                                                 ------------   ------------   ------------   ------------   ------------
Cash and equivalents at end of period            $     20,599   $      2,373   $      5,433   $       --     $     28,405
                                                 ============   ============   ============   ============   ============


                               PENTON MEDIA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 17 -- SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
           ACTIVITIES

The following transactions did not provide for or require the use of cash and, accordingly, are not reflected in the Consolidated Statements of Cash Flows.

For the nine months ended September 30, 2002, Penton issued 527,951 common shares as contingent consideration, 17,472 shares under the Management Stock Purchase Plan, 37,100 shares under the Deferred Shares Plan and 50,000 shares under the Performance Share Plan to several officers and other key employees. In addition, three executives returned a total of 115,712 shares to the Company to pay down a portion of the executive loan balance and to cover taxes for shares issued under the Performance Share Plan. Furthermore, for the nine months ended September 30, 2002, Penton recorded amortization of deemed dividend and accretion on preferred stock of $45.5 million.

For the nine months ended September 30, 2001, Penton marked to market its investment in Jupitermedia Corporation stock by a negative $0.9 million. In addition, Penton acquired Hillgate Communications Ltd. for approximately $4.1 million, of which $3.5 million was in the form of notes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. Penton considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. Although Penton believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause Penton's results to differ materially from those indicated by such forward-looking statements, including, among other factors, fluctuations in advertising revenue with general economic cycles; the performance of Internet/broadband trade shows and conferences; the seasonality of revenue from publishing and trade shows and conferences; the success of new products; increases in paper and postage costs; the infringement or invalidation of Penton's intellectual property rights; the inability to dispose of assets on acceptable terms or to realize the full benefits of its disposition strategy; pending litigation, government regulation, competition, technological change, and international operations.

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

              INDUSTRY MEDIA                            TECHNOLOGY MEDIA
              --------------                            ----------------
              Manufacturing                             Internet/Broadband
              Design/Engineering                        Information Technology
              Mechanical Systems/Construction           Electronics
              Supply Chain
              Government/Compliance                     RETAIL MEDIA
              Aviation                                  ------------
                                                        Food/Retail
                                                        Leisure/Hospitality
              LIFESTYLE MEDIA
              ---------------
              Natural Products

We believe we have leading media products in each of the industry sectors we serve. We are structured along segment and industry lines rather than by product lines. This enables us to promote our related group of products, including publications, trade shows and conferences, and online media products to our customers.

RECENT DEVELOPMENTS

NYSE LISTING

In the third quarter of 2002, the New York Stock Exchange (NYSE) notified the Company that it had fallen below its minimum listing standards. In October 2002, the Company submitted a plan to the NYSE outlining how it intends to comply with the NYSE's continued listing criteria. After reviewing Penton's plan, the NYSE will either accept it (following which the Company will be monitored for compliance), or not accept it (in which event the Company's common stock will be subject to trading suspension and delisting).

The NYSE is expected to make a determination by early December 2002 as to whether to accept Penton's plan. If Penton's shares cease to be traded on the NYSE, the Company will pursue having its shares included on the over-the-counter bulletin board to facilitate future trading.

FINANCING

On March 19, 2002, the Company issued 40,000 shares of its Series B Convertible Preferred Stock, par value $0.01 per share (the "preferred stock"), and warrants (the "warrants") to purchase 1,280,000 shares of Penton's common stock, par value $0.01 per share, for $40.0 million in a private placement to institutional investors and affiliated entities. On March 28, 2002, the Company issued an additional 10,000 shares of preferred stock, par value $0.01 per share, and warrants to purchase an additional 320,000 shares of Penton's common stock, par value $0.01 per share, for $10.0 million to the same group of investors. The net proceeds from the sale of the preferred stock and warrants were used to repay the term loan indebtedness under our senior credit facility. (See Note 5 -
Debt).

A copy of the amended and restated Series B Convertible Preferred Stock and Warrant Purchase Agreement and the Certificate of Designations (as amended on June 4, 2002 on Form S-3/A) and Form of Warrants Agreement were filed with the Securities and Exchange Commission on March 19, 2002 as exhibits to a Current Report on Form 8-K. The following is a description of the material terms of the preferred stock and warrants, and is qualified in its entirety by reference to that Current Report on Form 8-K and the applicable agreements. Significant terms of the preferred stock are as follows:

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

     - Shares of preferred stock can be convertible at any time at each investor's option into a number of shares of our common stock equal to the liquidation value plus accrued but unpaid dividends, divided by the conversion price. The conversion price will initially be $7.61, and is subject to certain anti-dilution and other adjustments. Subject to certain restrictions, we have the option to convert the preferred stock at any time.

     - If we fail to comply with specific covenants contained in the purchase agreement, the conversion price will be reduced by $0.76 (adjusted for stock splits and similar transactions). Until such failure is no longer in existence, every 90 days the conversion price shall be reduced by an additional $0.76 up to a maximum reduction of $3.80 (adjusted for stock splits and similar transactions). The conversion price will adjust to what it would have been, absent such breach, once the breach is cured.

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

In March 2002, Penton issued $157.5 million of 11 7/8% senior secured notes (the "Secured Notes") due 2007. Interest is payable on the Secured Notes semi-annually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally, guaranteed on a senior basis by all of our domestic subsidiaries, which are 100% owned by the Company. We may redeem the Secured Notes, in whole or in part, during the periods October 1, 2005 through October 1, 2006 and thereafter at redemption prices of 105.9375% and 100.0000% of the principal amount, respectively, together with accrued and unpaid interest. In addition, at any time prior to October 1, 2005, up to 35% of the aggregate principal amount of the Secured Notes may be redeemed at our option, within 90 days of certain public equity offerings of our common stock, at a redemption price equal to 111.875% of the principal amount, together with accrued and unpaid interest.

The Secured Notes were offered at a discount of $0.8 million, which is being amortized, using the interest method, over the term of the Secured Notes. Net proceeds of $150.1 million were used to pay down $83.6 million of our term loan A facility, and $49.0 million of our term loan B facility, and to repurchase $10.0 million of our 10 3/8% senior subordinated notes for $8.3 million (excluding interest). The remaining net proceeds of $9.2 million were used for general corporate purposes. The Secured Notes rank senior in right to all of our subordinated indebtedness, including our 10 3/8% senior subordinated notes due in 2011, and equal in right of payment with all of our other senior indebtedness, which is approximately $0.4 million at September 30, 2002. The Secured Notes contain covenants that will, among other things, limit the Company's ability to pay dividends, incur additional debt, sell assets, and enter into mergers or consolidations. Our ability to obtain dividends from our subsidiaries is only restricted if we are in default under our debt arrangement or if we have exceeded our limitation of additional indebtedness, as specified in such agreement.

In March 2002, Penton amended and restated its senior credit facility and repaid in full our term loan A and term loan B facilities from the proceeds received from the sale of preferred shares (see Note 6 - Mandatorily Redeemable Convertible Preferred Stock), proceeds received from the sale of Jupitermedia Corporation common stock (see Note 4 - Investments), cash on hand from a tax refund of approximately $12.2 million, and the issuance of $157.5 million in Secured Notes as mentioned above. The amended and restated credit agreement provides for a revolving credit facility of up to a maximum amount of $40.0 million. Availability under the revolving credit facility is determined by a borrowing base that is limited to 80% of eligible receivables. In order to access the revolver, Penton must not have more than $7.5 million of cash and cash equivalents available, must be in compliance with the loan documents and must submit a borrowing base certificate immediately prior to each extension of credit showing compliance with the borrowing base. Penton is required to prepay the revolver in the event that it has loans outstanding in excess of the borrowing base, or it has more than $7.5 million in cash and cash equivalents at the end of any month. The amended and restated credit facility has no financial covenants. In connection with the amendment and restatement of the credit facility, the interest rate on the revolving credit facility was increased. In addition, further restrictions were placed on Penton's ability to made certain restricted payments, to make capital expenditures in excess of certain amounts, to incur additional debt and contingent obligations, to make acquisitions and investments, and to sell assets.

EXPENSE REDUCTION INITIATIVES

We have implemented a number of expense reduction and restructuring initiatives to more closely align our cost structure with the current business environment. The cost reduction initiatives have included workforce reductions, elimination of unprofitable properties, and the shutdown or consolidation of certain facilities. Through the first nine months of 2002, operating costs were reduced by $82.5 million, or 32.6%, compared with the same period in 2001. Specific actions taken are as follows:

     - We reduced staffing levels in 2002 by nearly 400 positions through terminations and attrition.

     - We imposed a company-wide hiring freeze, as well as a salary freeze for higher-paid employees.

     -   We shut down or consolidated more than 25 facilities worldwide.

     - We reduced benefit costs by increasing employee contributions for health care, temporarily suspending the company match for our defined contribution plan, and reducing year-end discretionary bonuses.

     - We eliminated unprofitable properties, including 7 magazines, more than 30 events and nearly 20 Web sites.

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

     -   We effectively outsourced various corporate and divisional functions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001

TOTAL COMPANY
Our revenues, net loss, net loss applicable to common stockholders, diluted earnings per share, adjusted EBITDA, and adjusted EBITDA margin for the three months ended September 30, 2002 and 2001 are as follows:

                                                        2002              2001            VARIANCE
                                                        ----              ----            --------

         Revenues                                    $   48,609       $    61,523      $   (12,914)
                                                     ===========       ===========      ===========

         Net loss                                    $ (243,164)       $  (29,495)      $ (213,669)
                                                     ===========       ===========      ===========

         Net loss applicable to
              common stockholders                    $ (243,816)       $  (29,495)      $ (214,321)
                                                     ===========       ===========      ===========

         Net loss applicable to common
              stockholders per share - diluted       $    (7.49)       $    (0.92)      $    (6.57)
                                                     ===========       ===========      ===========

         Adjusted EBITDA                             $   (1,531)       $   (7,837)      $    6,306
                                                     ===========       ===========      ===========
         Adjusted EBITDA margin                            (3.1)%           (12.7)%            9.6%
                                                     ===========       ===========      ===========

Operating results for the three months ended September 30, 2002 continued to be impacted by the downturn in the U.S. economy and, to a lesser extent, by the slowing of economies throughout Europe and Asia. Our media properties serving the technology markets, including information technology, Internet/broadband, and telecommunications, continued to show a downward trend, as did our properties serving the manufacturing sector. However, our products which serve the natural products food/retail, government/compliance, and mechanical systems/construction markets performed well during the quarter.

Our revenues decreased $12.9 million, or 21.0%, from $61.5 million for the three months ended September 30, 2001 to $48.6 million for the same period in 2002. The decrease was due primarily to: (i) a decrease in publishing revenues of $7.6 million, or 15.3%, from $49.8 million for the three months ended September 30, 2001 to $42.1 million for the same period in 2002; and (ii) a decrease in trade show and conference revenues of $5.4 million, or 61.4%, from $8.8 million for the three months ended September 30, 2001 to $3.4 million for the same period in 2002. These decreases were slightly offset by a $0.1 million increase in online media revenues.

We reported a net loss for the three months ended September 30, 2002 of $243.2 million compared with a net loss of $29.5 million for the same period in 2001. The 2002 results reflect: (i) the elimination of the amortization of goodwill of approximately $4.1 million, pursuant to our adoption of SFAS 142 on January 1, 2002; (ii) a non-cash impairment charge of $203.3 million, or $6.25 per diluted share after tax, related to a goodwill impairment review as of September 30, 2002; (iii) a non-cash impairment charge related to other intangible assets of approximately $20.0 million, or $0.61 per diluted share after tax; and (iv) a restructuring charge of $3.4 million, or $0.10 per diluted share after tax, related to staff reductions. Unusual items in the third quarter of 2001 include:
(i) a non-cash impairment charge of $9.6 million, or $0.18 per diluted share after tax, for goodwill write-downs and asset impairments; and (ii) a restructuring charge of $9.5 million, or $0.18 per diluted share after tax, related to the discontinuation of certain media properties, staff reductions and facility closings.

The net loss applicable to common stockholders of $243.8 million, or $7.49 per diluted share, for the three months ended September 30, 2002, includes $0.7 million ($0.02 per diluted share) for accrued dividends on the Company's mandatorily redeemable preferred stock.

Total adjusted EBITDA increased $6.3 million, or 80.5%, from a loss of $7.8 million for the three months ended September 30, 2001 to a loss of $1.5 million for the same period in 2002. Adjusted EBITDA margin increased from a negative 12.7% for the third quarter of 2001 to a negative 3.1% for the same period in 2002. The improvements in both our adjusted EBITDA and adjusted EBITDA margin during the third quarter of 2002 compared with the third quarter of 2001 were primarily due to a decrease of over $4.0 million in general and administrative costs, as well as an improvement of $1.4 million for our online media products. Online media margin improved from a negative 26.5% in 2001 to a positive 21.2% in 2002. Publishing adjusted EBITDA improved approximately $0.6 million quarter-over-quarter, as publishing margin improved from 15.3% for the third quarter of 2001 to 19.6% for the third quarter of 2002. Trade show and conference adjusted EBITDA improved slightly from a negative $6.1 million for the three months ended September 30, 2001 to negative $5.9 million for the same period in 2002.

A reconciliation of our net loss to our total adjusted EBITDA for the three months ended September 30, 2002 and 2001, is as follows (in thousands):

                                               2002                 2001
                                               ----                 ----

Net loss                                   $   (243,164)         $   (29,495)
Interest expense                                  9,532                8,772
Interest income                                    (133)                (509)
Restructuring charges                             3,354                9,468
Impairment of assets                            223,288                9,663
Non-cash compensation                               231                  443
Provision (benefit) for income taxes                172              (18,184)
Depreciation and amortization                     5,351               11,211
Minority interest                                  (268)                 (64)
Miscellaneous, net                                  106                  858
                                           ------------         ------------
        Adjusted EBITDA                    $     (1,531)         $    (7,837)
                                           ============         ============


OPERATING EXPENSES

Operating expenses increased $182.2 million, or 182.0%, from $100.1 million for the three months ended September 30, 2001 to $282.4 million for the same period in 2002. The increase was primarily due to the impairment charge of $223.3 million taken in the third quarter. As a percentage of revenues, excluding restructuring, impairment of asset, and depreciation and amortization charges, operating costs decreased from 113% in 2001 to 104% in 2002. The decrease in operating expenses as a percentage of revenues was primarily due to reduced costs of $19.2 million attributable to cost cutting and restructuring activities implemented by the Company.

Editorial, Production and Circulation

Editorial, production and circulation expenses decreased to $23.9 million for the three months ended September 30, 2002, compared to $33.1 million for the same period in 2001, representing a decrease of $9.3 million, or 27.9%. The decrease was due to our various expense reduction initiatives, including eliminating unprofitable properties, reducing production costs through process improvements and selective reductions in frequency and circulation levels, the outsourcing of various functions throughout the organization, and the effects of staff reductions in 2002 and the second half of 2001.

As a percentage of revenues, editorial, production and circulation expenses decreased from 53.9% in the third quarter of 2001 to 49.1% in the same period of 2002. The decrease was due to the expense reduction initiatives discussed above.

Selling, General and Administrative

Selling, general and administrative expenses declined $9.9 million, or 27.5%, from $36.2 million for the three months ended September 30, 2001 to $26.3 million for the same period in 2002, primarily due to cost savings associated with office closings and staff reductions realized from the restructuring actions taken in the second half of 2001 and in 2002.

As a percentage of revenues, selling, general and administrative expenses decreased from 58.9% in 2001 to 54.0% in 2002. The decrease was primarily due to the cost savings indicated above.

Impairment of Assets

As a result of certain triggering events (See Note 2 - Goodwill and Other Intangibles) the Company completed an impairment review at September 30, 2002 and recorded a non-cash charge of approximately $203.3 million to reduce the carrying value of goodwill for two reporting units in our Technology Media segment.

The Company also completed an assessment at September 30, 2002 in accordance with SFAS 144, and recorded a non-cash charge of $20.0 million. See Note 2 - Goodwill and Other Intangibles.

Restructuring Charge

The restructuring charge of $3.4 million, or $0.06 per diluted share after tax, primarily consists of employee termination benefits costs. Personnel costs include payments for severance, costs of outplacement services and a provision for continued health benefits. See Note 14 - Restructuring Charges, for information on related cash payments.

Depreciation and Amortization

Depreciation and amortization declined $5.9 million, or 52.3%, from $11.2 million for the three months ended September 30, 2001 to $5.4 million for the three months ended September 30, 2002 due to lower amortization expense resulting from the adoption of SFAS 142 on January 1, 2002.

OTHER INCOME (EXPENSE)

Interest expense increased $0.8 million, or 8.7%, from $8.8 million for the three months ended September 30, 2001, to $9.5 million for the three months ended September 30, 2002. The increase was primarily due to the higher interest rate on our senior secured notes of 11.875% in 2002 compared with the rate on our senior secured credit facility of approximately 8.0% in 2001 offset by lower average levels of debt outstanding during the period.

EFFECTIVE TAX RATES

The effective tax rates were 38.1% and 0% for the three months ended September 30, 2001 and 2002, respectively. The related decrease in the effective tax rate year over year was primarily due to the effect of the accounting change for goodwill amortization, effective January 1, 2002 and the valuation allowance established for net deferred tax assets as of September 30, 2002. In the third quarter of 2002, the Company recorded a valuation allowance of $38.8 million against its net deferred tax assets. In recording the valuation allowance, management considered it was more likely than not that all of the net deferred tax asset would not be realized.

SEGMENTS

We manage our business based on four operating segments: Industry Media, Technology Media, Lifestyle Media and Retail Media (previously called Other Media). All four segments derive their revenues from the production of publications, trade shows and conferences, and online media products, and serve customers in 12 industry sectors. Adjusted EBITDA for segments is calculated as previously defined except that segment adjusted EBITDA also excludes corporate-level costs. Corporate-level costs include costs for centralized functions, such as finance, accounting, legal and information systems, which are not allocated to each segment. See Note 15 - Segment Information, for a reconciliation of segment total adjusted EBITDA to consolidated net loss before taxes, extraordinary item, and cumulative effect of accounting change.

Financial information by segment for the three months ended September 30, 2002 and 2001 is summarized in the following table (in thousands):

                                                                                           ADJUSTED EBITDA
                                         REVENUES                ADJUSTED EBITDA               MARGIN
                                    2002         2001           2002         2001         2002         2001
                                    ----         ----           ----         ----         ----         ----

     Industry Media               $ 23,435     $ 26,899       $  3,735     $  2,638        15.9%        9.8%
     Technology Media               16,321       25,536         (3,594)      (5,942)      (22.0)%     (23.3)%
     Lifestyle Media                 3,294        3,920           (305)        (151)       (9.3)%      (3.9)%
     Retail Media                    5,559        5,168          1,887        1,305        33.9%       25.3%
                                  --------     --------       --------     --------
          Total                   $ 48,609     $ 61,523       $  1,723     $ (2,150)
                                  ========     ========       ========     ========

Industry Media

Our Industry Media segment, which represented 48.2% of total Company revenues in the third quarter of 2002, serves customers in the manufacturing, design/engineering, mechanical systems/construction, government/compliance, supply chain and aviation industries. Total revenues for this segment for the three months ended September 30, 2002, decreased $3.5 million, or 12.9%, from $26.9 million in 2001 to $23.4 million in 2002. The decrease was primarily due to lower revenues from publications of $2.6 million and lower revenues from trade shows and conferences of $0.9 million when comparing the third quarter of 2002 to the same period in 2001. The decrease in publication revenues was primarily due to revenue declines in products serving the design/engineering and supply chain sectors, which were impacted by the downturn in the U.S. economy. Most significantly affected were, Machine Design, Motion System Design and Material Handling Management magazines which accounted for approximately $0.8 million of the decrease. The decrease in trade show and conference revenues was primarily due to products serving the manufacturing sector which accounted for approximately $1.3 million of the decrease, offset in part by increases in our supply chain and construction sectors. The decrease in the manufacturing sector was primarily due to cancelled trade shows. The increase in the supply chain sector was due to the move of the Supply Chain & Logistics Conference and Expo from the second quarter of 2001 to the third quarter of 2002.

Total adjusted EBITDA for the Industry Media segment increased $1.1 million, or 41.6%, from $2.6 million for the three months ended September 30, 2001, to $3.7 million during the same period in 2002. General and administrative and facility cost improvements accounted for $1.0 million of this increase. Adjusted EBITDA margin increased from 9.8% in 2001 to 15.9% in 2002 due primarily to the cost savings noted above.

Technology Media

Our Technology Media segment, which represented 33.6% of total company revenues in the third quarter of 2002, serves customers in the electronics, information technology and Internet/broadband markets. Total revenues for this segment decreased $9.2 million, or 36.1%, from $25.5 million for the three months ended September 30, 2001 to $16.3 million for the same period in 2002. The decrease was primarily due to lower revenues from publications of $5.4 million and lower revenues from trade shows and conferences of $3.9 million. Publications such as Electronic Design, Microwaves & RF, EE Product News, Windows & .Net Magazine, iSeries NEWS, Internet World and Boardwatch magazines were the most significantly impacted and accounted for approximately $3.6 million of the publishing decrease. Trade show revenues in our Internet/broadband sector accounted for $3.3 million of the total trade show and conference decrease with our Internet World Summer, Internet World Australia, and Internet World India shows accounting for $3.0 million of the sectors decrease due to the cancellation of these shows. Online revenues increased $0.1 million from $2.3 million for the three months ended September 30, 2001 to $2.4 million in the same 2002 period.

Total adjusted EBITDA for the Technology Media segment improved $2.3 million, or 39.5%, from a loss of $5.9 million for the three months ended September 30, 2001 to a loss of $3.6 million for the same period in 2002. The increase was primarily due to an increase of $0.9 million in the segment's online media portfolio, as well as a decrease of $2.3 million in general and administrative, and facility costs. These improvements were offset by a decrease in trade show and conference adjusted EBITDA of $0.8 million. Adjusted EBITDA for publishing was flat as compared with last year.

Lifestyle Media

Our Lifestyle Media segment, which represented 6.8% of total-company revenues in the third quarter of 2002, serves customers in the natural products industry sector. Total revenues for this segment decreased by $0.6 million, or 16.0%, from $3.9 million for the three months ended September 30, 2001 to $3.3 million for the same period in 2002. Declines in trade show revenues accounted for all of the decrease for this segment as publication and online media revenues were flat when compared with the same prior-year period. The decrease in trade show revenues was primarily due to a shift in the timing of our Nutracon conference from the third quarter in 2001 to the first quarter in 2002.

Total adjusted EBITDA for Lifestyle Media decreased $0.1 million, or 102.0%, from a loss of $0.2 million for the three months ended September 30, 2001, to a loss of $0.3 million for the same period in 2002 due primarily to the move of the Nutracon conference, as noted above. Adjusted EBITDA margin decreased from a negative 4.0% in 2001 to a negative 9.3% in 2002.

Retail Media

Our Retail Media segment, which represented 11.4% of total-company revenues for the third quarter of 2002, serves customers in the food/retail and leisure/hospitality sectors. Total revenues for this segment increased $0.4 million, or 7.6%, from $5.2 million for the three months ended September 30, 2001 to $5.6 million for the comparable period in 2002. Publishing revenues for this segment accounted for $0.2 million of the increase, while trade shows and conferences and online media revenues accounted for the other $0.2 million of the increase.

Total adjusted EBITDA for Retail Media increased $0.6 million, or 44.6%, from $1.3 million for the three months ended September 30, 2001, to $1.9 million for the same 2002 period. Publishing and trade shows and conferences, each accounted for $0.3 million of the increase.

PRODUCTS

We publish specialized trade magazines, produce trade shows and conferences, and maintain a variety of online media products, including Web businesses and electronic newsletters. Adjusted EBITDA for products is calculated as previously defined, except that product adjusted EBITDA also excludes general and administrative costs. General and administrative costs include corporate-level costs, as defined previously under Segments, and other general and administrative costs related to product offerings, which are not allocated. Our calculation of adjusted EBITDA by product for the three months ended September 30, 2002 and 2001 is as follows (in thousands):

                                                        2002            2001
                                                     ----------      --------

         Publishing                                   $    8,243     $   7,625
         Trade shows & conferences                        (5,868)       (6,083)
         Online media                                        653          (777)
                                                       ---------     ---------
             Subtotal                                      3,028           765

         General and administrative                       (4,559)       (8,602)
                                                      ----------     ---------

         Adjusted EBITDA                              $   (1,531)    $  (7,837)
                                                      ==========     =========

For the three months ended September 30, 2002, adjusted EBITDA for the Company's publishing operations increased $0.6 million, or 8.1%, when compared with the same prior-year period. Although revenue declined in the Company's publishing properties, adjusted EBITDA increased due to the cost reduction initiatives noted above. The increase was not due to any particular individual title but rather a general increase across a number of various titles between the periods presented.

The third quarter is historically Penton's lightest quarter for trade show activity. For the three months ended September 30, 2002, adjusted EBITDA for the Company's trade show and conference operations improved $0.2 million, or 3.5%, when compared with the same prior-year period. Year-on-year comparisons were primarily impacted by the cancellation of several global Internet industry events and small regional manufacturing events, as well as by the shift in timing of four small events.

Adjusted EBITDA for the Company's online media operations increased from a loss of $0.8 million for the three months ended September 30, 2001, to income of $0.7 million for the same period in 2002. The improvement was due primarily to year-on-year growth of online products, organic product development within the Technology Media segment, and the elimination of unprofitable properties in 2001.

For the three months ended September 30, 2002, general and administrative costs decreased $4.0 million, or 47%, when compared with the same prior-year period. The decrease was primarily due to staff reductions and other cost cutting efforts implemented in the second half of 2001 and in 2002.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001

TOTAL COMPANY

Our revenues, net loss, net loss applicable to common stockholders, diluted earnings per share, adjusted EBITDA, and adjusted EBITDA margin for the nine months ended September 30, 2002 and 2001 are as follows:

                                                        2002              2001            VARIANCE
                                                        ----              ----            --------

         Revenues                                   $    177,793       $   280,993      $ (103,200)
                                                    ============       ===========      ===========

         Net loss                                   $  (299,155)       $  (36,256)      $ (262,899)
                                                    ============       ===========      ===========

         Net loss applicable to
              common stockholders                   $  (344,668)       $  (36,256)      $ (308,412)
                                                    ============       ===========      ===========

         Net loss applicable to common
              stockholders per share - diluted      $    (10.71)       $    (1.14)      $    (9.57)
                                                    ============       ===========      ===========

         Adjusted EBITDA                            $      8,634       $    29,430      $  (20,796)
                                                    ============       ===========      ===========

         Adjusted EBITDA margin                             4.9%             10.5%           (5.6)%
                                                    ============       ===========      ===========

Operating results for the nine months ended September 30, 2002 continue to be impacted by the downturn in the U.S. economy and, to a lesser extent, by the slowing of economies throughout Europe and Asia. Our media properties serving the technology markets, including information technology, Internet/broadband, and telecommunications, continued to show a downward trend. Our manufacturing media products are also experiencing declines, although our products serving the natural products, food/retail, government/compliance, and mechanical systems/construction markets performed well.

Our revenues decreased $103.2 million, or 36.7%, from $281.0 million for the nine months ended September 30, 2001 to $177.8 million for the same period in 2002. The decrease was due primarily to: (i) a decrease in publishing revenues of $38.3 million, or 23.2%, from $165.3 million for the nine months ended September 30, 2001 to $127.0 million for the same period in 2002; (ii) a decrease in trade show and conference revenues of $64.7 million, or 61.0%, from $106.2 million for the nine months ended September 30, 2001 to $41.5 million for the same period in 2002; and (iii) a decrease in online media revenues of $0.1 million, from $9.5 million for the nine months ended September 30, 2001 to $9.3 million for the same period in 2002. Specifically, weak performance in our global portfolio of Internet/broadband trade shows held during the year represented $61.1 million, or 59.2%, of the total revenue decline. In addition, significant declines were also experienced in our electronics, information technology and manufacturing markets, which accounted for approximately $29.0 million, or 28.1% of the decline.

We reported a net loss for the nine months ended September 30, 2002 of $299.2 million compared with a net loss of $36.3 million for the same period in 2001. The 2002 results reflect: (i) the elimination of the amortization of goodwill of approximately $12.5 million, pursuant to our adoption of SFAS 142 on January 1, 2002; (ii) a non-cash transitional goodwill impairment charge of $39.7 million net of taxes, or $1.22 per diluted share after tax, which is recorded as a cumulative effect of accounting change on the Consolidated Statements of Operations; (iii) a non-cash impairment charge of $203.3 million, or $6.32 per diluted share after tax, related to an additional goodwill impairment review as of September 30, 2002; (iv) a non-cash impairment charge related to other intangible assets of approximately $20.0 million, or $0.62 per diluted share after tax; and (v) a restructuring charge of $10.9 million, or $0.34 per diluted share after tax, related to staff reductions and office closing. Unusual items for the nine months ended September 30, 2001 include: (i) an non-cash impairment charge of $9.6, or $0.18 per diluted share after tax, for goodwill write-downs and asset impairments; and (ii) a restructuring charge of $15.0 million, or $0.28 per diluted share after tax, related to the discontinuation of certain media properties, staff reductions and facility closings.

The net loss applicable to common stockholders of $344.7 million, or $10.71 per diluted share, for the nine months ended September 30, 2002, includes a $45.5 million ($1.41 per diluted share) one-time, non-cash charge, which was the result of stockholder approval on May 31, 2002, to remove the 10-year mandatory redemption date on the preferred stock. Subsequent to this approval, the Company ceased accretion on the preferred stock and was required to recognize the unamortized beneficial conversion feature of the stock immediately as a charge to capital in excess of par value.

Total adjusted EBITDA decreased $20.8 million, or 70.7%, from $29.4 million for the nine months ended September 30, 2001 to $8.6 million for the same period in 2002. Adjusted EBITDA margin decreased from 10.5% for the first nine months of 2001 to 4.9% for the same period in 2002. The decrease in both our adjusted EBITDA and adjusted EBITDA margin was primarily due to the decrease in our trade show and conference operations of $32.4 million, or 92.1%, from $35.2 million for the nine months ended September 30, 2001 to $2.8 million for the same period in 2002. Adjusted EBITDA margin for trade shows and conferences decreased from 33.2% in the first nine months of 2001 to 6.8% for the same period in 2002. Weak performance in our global portfolio of Internet/broadband trade shows held in 2002 represented 117.1% of the total decrease in adjusted EBITDA. Publishing adjusted EBITDA decreased $1.9 million, or 8.4%, from $23.0 million for the nine months ended September 30, 2001 to $21.0 million for the same period in 2002. These decreases were somewhat offset by a reduction in general and administrative costs of $8.8 million, or 34.0%, from $26.1 million in the first nine months of 2001 to $17.2 million for the same period in 2002 as well as an improvement in Online media adjusted EBITDA of $4.7 million from a negative $2.7 million for the nine months ended September 30, 2001 to a positive $2.0 million for the same period in 2002.

A reconciliation of our net loss to our adjusted EBITDA for the nine months ended September 30, 2002 and 2001 is as follows (in thousands):

                                                      2002                    2001
                                                      ----                    ----

Net loss                                          $   (299,155)        $     (36,256)
Interest expense                                        28,452                21,841
Interest income                                           (593)               (1,328)
Gain on sale of investments                             (1,491)                    -
Restructuring charges                                   10,860                15,035
Impairment of assets                                   223,424                 9,663
Non-cash compensation                                    1,775                 1,888
Benefit for income taxes                                (9,842)              (17,582)
Depreciation and amortization                           15,491                33,925
Extraordinary item                                        (166)                    -
Minority interest                                         (159)                1,155
Cumulative effect of accounting change                  39,700                     -
Miscellaneous, net                                         338                 1,089
                                                  ------------        --------------
        Adjusted EBITDA                           $      8,634        $       29,430
                                                  ============        ==============


OPERATING EXPENSES

Operating expenses increased $108.6 million, or 34.8%, from $312.1 million for the nine months ended September 30, 2001 to $420.7 million for the same period in 2002. Excluding restructuring, impairment of asset, and depreciation and amortization charges, operating costs decreased $82.5 million, or 32.6%, from $253.5 million for the nine months ended September 30, 2001 to $170.9 million for the same period in 2002, although operating expenses as a percentage of revenues increased from 90.2% in 2001 to 96.1% in 2002. The increase in operating expenses as a percentage of revenues was primarily due to the $103.2 million decline in revenues, which was attributable to the impact of the economy on our business, only partially offset by the effects from cost reduction initiatives and restructuring activities through the first nine months of 2002.

Editorial, Production and Circulation

Editorial, production and circulation expenses decreased to $78.5 million for the nine months ended September 30, 2002, compared to $117.2 million for the same period in 2001, representing a decrease of $38.6 million, or 33.0%. The decrease was due to the effects of our expense reduction initiatives, including eliminating unprofitable properties, reducing production costs through process improvements and selective reduction in frequency and circulation levels, the outsourcing of various functions throughout the organization, and the effects of staff reductions made in the second half of 2001 and in 2002.

As a percentage of revenues, editorial, production and circulation expenses increased from 41.7% for the nine months ended September 30, 2001 to 44.2% for the same period of 2002. The increase was due to the general decrease in revenues across all of our products, particularly our Internet/broadband trade shows.

Selling, General and Administrative

Selling, general and administrative expenses declined $43.8 million, or 32.6%, from $134.4 million for the nine months ended September 30, 2001 to $90.6 million for the same period in 2002. The decrease was primarily due to cost savings associated with office closings and staff reductions realized from the restructuring actions taken in the second half of 2001 and in 2002.

As a percentage of revenues, selling, general and administrative expenses increased from 47.8% in 2001 to 51.0% in 2002. The increase was primarily due to lower revenues realized across all of our products, particularly our Internet/broadband trade shows.

Restructuring Charge

The restructuring charge of $10.9 million, or $0.34 per diluted share after tax, for the nine months ended September 30, 2002 was comprised of approximately $8.9 million of employee termination costs, $1.4 million related to exit costs associated with office space under long-term leases, and $0.6 million related to other contractual obligations. See Note 14 - Restructuring Charges for information on related cash payments. Additional detail concerning the principal components of the 2002 charge is as follows:

- Personnel costs of $8.9 million are associated with the elimination of approximately 265 positions, of which 243 are from the U.S., with the remainder primarily in the U.K. Personnel costs include payments for severance, costs of outplacement services and a provision for continued health benefits.

- In 2002, the Company closed or downsized an additional five offices representing approximately $2.7 million in charges. These amounts were offset in part by the reversal of approximately $1.6 million related to lease reserves of $3.4 million recorded in the second half of 2001 for our New York, NY, and Burlingame, CA, offices for long-term leases that we were able to sublease. At that time, no assumptions for subleases were made by the Company due to the inherent limitations in estimating the future trends of the real estate marketplace, the economic conditions present in New York City at the time, and the remote probability of a successful sublease. However, in March 2002, due to continuing efforts by the Company, we finalized a contract to sublease our New York office space for the remainder of the lease term or approximately 7.3 years. In addition, in April 2002, we subleased our Burlingame office for the remainder of the lease term, or approximately 3.8 years. Penton remains ultimately responsible for both of these leases.

Impairment of Assets

As a result of certain triggering events (See Note 2 - Goodwill and Other Intangibles) the Company completed an impairment review at September 30, 2002 and recorded a non-cash charge of approximately $203.3 million to reduce the carrying value of goodwill for two reporting units in our Technology Media segment.

The Company also completed an assessment at September 30, 2002 in accordance with SFAS 144, and recorded a non-cash charge of $20.0 million. See Note 2 - Goodwill and Other Intangibles.

Depreciation and Amortization

Depreciation and amortization declined $18.4 million, or 54.3%, from $33.9 million for the nine months ended September 30, 2001 to $15.5 million for the nine months ended September 30, 2002 due to lower amortization resulting from the adoption of SFAS 142 on January 1, 2002.

OTHER INCOME (EXPENSE)

Interest expense increased $6.6 million from $21.8 million for the nine months ended September 30, 2001, to $28.5 million for the nine months ended September 30, 2002. The increase was primarily due to a higher average debt balance during the first nine months of 2002 when compared with the same period in 2001 as well as an increase in the average interest rates on our debt from approximately 8.0% in 2001 to 12.0% in 2002.

In January 2002, Penton sold its remaining 11.8% ownership interest in Jupitermedia Corporation, (formerly known as INT Media Group, Inc.) for $5.8 million and recognized a $1.5 million gain from its sale.

EXTRAORDINARY ITEM, NET

The extraordinary item for the nine months ended September 30, 2002, of $0.2 million consisted of two separate items, which net to a gain. In March 2002, we purchased $10.0 million face value of our 10 3/8% senior subordinated notes at prevailing market prices, resulting in a gain of $1.4 million ($0.8 million net of taxes). This gain was offset by the write-off of unamortized deferred finance costs of approximately $1.1 million ($0.7 million, net of taxes) associated with the payoff of our term loan A and term loan B facilities, which also occurred in March 2002.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

On January 1, 2002, the Company adopted SFAS 142. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. During the third quarter of 2002, Penton completed its initial impairment test for January 1, 2002 and recorded a non-cash charge of approximately $39.7 million, to reduce the carrying value of goodwill for two of our seven identified reporting units. Both of these reporting units are part of our Technology Media segment. See Note 2 - Goodwill and Other Intangibles for further details.

EFFECTIVE TAX RATES

The effective tax rates were 32.7% and 3.7% for the nine months ended September 30, 2001 and 2002, respectively. The related decrease in the effective tax rate year over year was primarily due to the effect of the accounting change for goodwill amortization, effective January 1, 2002 and the valuation allowance established for net deferred tax assets as of September 30, 2002.

SEGMENTS

We manage our business based on four operating segments: Industry Media, Technology Media, Lifestyle Media and Retail Media (previously called Other Media). All four segments derive their revenues from the production of publications, trade shows and conferences, and online media products, and serve customers in 12 industry sectors. Adjusted EBITDA for segments is calculated as previously defined except that segment adjusted EBITDA also excludes corporate-level costs. Corporate-level costs include costs for centralized functions, such as finance, accounting, legal and information systems, which are not allocated to each segment. See Note 15 - Segment Information, for a reconciliation of segment total adjusted EBITDA to consolidated loss before taxes and extraordinary item.

Financial information by segment for the nine months ended September 30, 2002 and 2001 is summarized in the following table (in thousands):

                                                                                                         ADJUSTED EBITDA
                                                REVENUES                      ADJUSTED EBITDA                MARGIN
                                           2002            2001             2002           2001         2002        2001
                                           ----            ----             ----           ----         ----        ----

     Industry Media                    $   72,645     $     95,521       $   11,330    $   15,314       15.6%       16.0%
     Technology Media                      68,594          148,897           (1,554)       22,713       (2.3)%      15.3%
     Lifestyle Media                       22,049           22,060            7,622         7,625       34.6%       34.6%
     Retail Media                          14,505           14,515            4,165         3,303       28.7%       22.8%
                                       ----------     ------------       ----------    ----------
          Total                        $  177,793     $    280,993       $   21,563    $   48,955
                                       ==========     ============       ==========    ==========

Industry Media

Our Industry Media segment, which represented 40.9% of total company revenues for the nine months ended September 30, 2002, serves customers in the manufacturing, design/engineering, mechanical systems/construction, government/compliance, supply chain and aviation industries. Total revenues for this segment for the nine months ended September 30, 2002, decreased $22.9 million, or 23.9%, from $95.5 million in 2001 to $72.6 million in 2002. The decrease was primarily due to lower revenues from publications of $17.3 million when comparing the first nine months of 2001 to the same period in 2002, and lower revenues from trade shows and conferences of $5.0 million when comparing the first nine months of 2001 to the same period in 2002. The decrease in publication revenues was primarily due to revenue declines in products serving the design/engineering, supply chain and manufacturing sectors, which were impacted by the downturn in the U.S. economy. Most significantly impacted were Industry Week, Machine Design, American Machinist, New Equipment Digest, Transportation & Distribution, 33 Metalproducing, Hydraulics & Pneumatics, Motion Systems Design, Air Transport World, Supply Chain Technology News and Material Handling Management magazines, which accounted for approximately $13.5 million of the decrease. The remaining decrease in publication revenues was due to declines in a variety of our other magazines. Of the decrease in trade show and conference revenues, approximately $4.5 million was due to revenue declines in products serving our manufacturing and construction sectors.

Total adjusted EBITDA for the Industry Media segment decreased $4.0 million, or 26.0%, from $15.3 million for the nine months ended September 30, 2001, to $11.3 million during the same period in 2002. Industry Media publications decreased $5.9 million, while trade shows and conferences decreased $1.3 million. These decreases were partially offset by an increase of $0.4 million in the segment's online media portfolio, as well as a decrease in general and administrative and facility costs of $2.8 million as a result of staff reductions and office closures. Adjusted EBITDA margin decreased from 16.0% in 2001 to 15.6% in 2002. The decrease in adjusted EBITDA was primarily due to declines in the aforementioned magazines and trade shows.

Technology Media

Our Technology Media segment, which represented 38.6% of total company revenues for the first nine months of 2002, serves customers in the electronics, information technology and Internet/broadband markets. Total revenues for this segment decreased $80.3 million, or 53.9%, from $148.9 million for the nine months ended September 30, 2001 to $68.6 million for the same period in 2002. The decrease was primarily due to lower revenues from publications of $20.9 million and lower revenues from trade shows and conferences of $59.7 million. Publications such as Electronic Design, EE Product News, Windows & .Net Magazine, Internet World, iSeries News, Microwaves and RF, and Boardwatch magazines were the most significantly impacted and accounted for approximately $16.6 million of the decrease. Trade show revenues in our Internet/broadband sector accounted for $55.9 million of the total decrease in trade show revenues with our Internet World Spring, Service Networks Spring, Internet World Berlin, Internet World UK and Streaming Media West shows accounting for $35.6 million of the sector decrease. Online revenues increased $0.4 million from $7.2 million for the nine months ended September 30, 2001 to $7.6 million in the same 2002 period.

Total adjusted EBITDA for the Technology Media segment decreased $24.3 million, or 106.8%, from $22.7 million for the nine months ended September 30, 2001 to a loss of $1.6 million for the same period in 2002. Publications accounted for only $0.2 million of the decrease, while trade shows and conferences accounted for $33.3 million of the decrease. These decreases were partially offset by an increase in the segment's online media portfolio of $2.8 million, when compared with the same period in 2001, as well as lower general and administrative and facility costs of $6.5 million, as a result of staff reductions and office closings. The adjusted EBITDA decline for trade shows and conferences mirrored revenue declining trends.

Lifestyle Media

Our Lifestyle Media segment, which represented 12.4% of total-company revenues for the nine months ended September 30, 2002, serves customers in our natural products industry sector. Total revenues for this segment were flat for the first nine months of 2002 when compared with the same period in 2001.

Total adjusted EBITDA for Lifestyle Media of $7.6 million for the nine months ended September 30, 2002 was flat with the same period in 2001. Trade show and conference adjusted EBITDA decreased $0.7 million, from $8.6 million for the nine months ended September 30, 2001, to $7.9 million for the same period in 2002. This decrease was offset by an increase in online media adjusted EBITDA of $0.6 million from a loss of $0.7 million for the nine months ended September 30, 2002 compared with a loss of $0.1 million for the same period in 2002. Adjusted EBITDA margin were 34.6% for the nine months ended September 30, 2001 and 2002.

Retail Media

Our Retail Media segment, which represented 8.1% of total-company revenues for the nine months ended September 30, 2002, serves customers in the food/retail and leisure/hospitality sectors. Total revenues for this segment of $14.5 million were flat for the nine months ended September 30, 2002 when compared with the same period in 2001.

Total adjusted EBITDA for Retail Media increased $0.9 million, or 26.1%, from $3.3 million for the nine months ended September 30, 2001, to $4.2 million for the same 2002 period, primarily due to cost reduction efforts.

PRODUCTS

We publish specialized trade magazines, produce trade shows and conferences, and maintain a variety of online media products, including Web businesses and electronic newsletters. Adjusted EBITDA for products is calculated as previously defined, except that product adjusted EBITDA also excludes general and administrative costs. General and administrative costs include corporate-level costs, as defined previously under Segments, and other general and administrative costs related to product offerings, which are not allocated. Our calculation of adjusted EBITDA by product for the nine months ended September 30, 2002 and 2001 is as follows (in thousands):

                                                        2002               2001
                                                        ----               ----

         Publishing                                 $  21,018          $   22,957
         Trade shows & conferences                      2,801              35,233
         Online media                                   2,021              (2,707)
                                                    ---------          ----------
             Subtotal                                  25,840              55,483

         General and administrative                   (17,206)            (26,053)
                                                    ---------          ----------

         Adjusted EBITDA                            $   8,634          $   29,430
                                                    =========          ==========

For the nine months ended September 30, 2002, adjusted EBITDA for the Company's publishing operations decreased $1.9 million, or 8.4%, when compared with the same prior-year period. Adjusted EBITDA for publications was primarily affected by declines of approximately $6.1 million from magazines such as Windows & .Net, Machine Design, American Machinist, Electronic Design and EE Product News. These declines were somewhat offset by approximately $3.5 million related to adjusted EBITDA improvements from our Internet World magazine, the discontinuation of our Streaming Media and Internet World Asia magazines, which both reported a loss in 2001, and year-over-year improvements of approximately $1.1 million from SQL Server and Netronics magazines.

For the nine months ended September 30, 2002, adjusted EBITDA for the Company's trade show and conference operations decreased $32.4 million, or 92.1%, when compared with the same prior-year period. The decline was due primarily to the significant drop in revenues in our Internet/broadband events, with the Internet World Spring, Service Networks Spring, Internet World UK, Internet World Berlin and Streaming Media West shows accounting for approximately $28.8 million of the decrease in adjusted EBITDA.

Adjusted EBITDA for the Company's online media operations increased from a loss of $2.7 million for the nine months ended September 30, 2001, to income of $2.0 million for the same period in 2002. The improvement was due primarily to the elimination of unprofitable online media properties in 2001, organic product development within the Technology Media segment, as well as year-on-year revenue growth.

For the nine months ended September 30, 2002, general and administrative costs decreased $8.8 million, when compared with the same prior-year period. The decrease was primarily due to staff reductions and other cost-cutting efforts implemented in the second half of 2001 and in 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Analysis of Cash Flows:

During the periods presented, we financed our operations primarily with cash generated from operating activities, borrowings under our senior secured credit facility, proceeds from the issuance of senior notes, proceeds from the sale of investments, and the issuance of preferred shares.

Penton's total cash and cash equivalents was $20.7 million at September 30, 2002, compared to $20.2 million at December 31, 2001. Cash provided by operating activities was $1.1 million for the nine months ended September 30, 2002, compared with a cash use of $14.8 million for the same period in 2001. Operating cash flows for the nine months ended September 30, 2002, reflect a net loss of $299.2 million, offset by a net working capital increase of approximately $13.0 million and non-cash charges (primarily impairment, depreciation and amortization, and restructuring charges) of approximately $287.3 million. Operating cash flows for the nine months ended September 30, 2001 reflect a net loss of $36.3 million, offset by a net working capital decrease of approximately $36.6 million and non-cash charges (primarily impairment, depreciation and amortization, and restructuring charges) of approximately $58.1 million.

The increase in operating cash flows for the nine months ended September 30, 2002, compared with the same 2001 period was due primarily to decreases in working capital items. The most significant working capital changes in 2002 were attributable to accounts receivable, income taxes receivable, accounts payable and accrued expenses. The accounts receivable decrease reflects lower sales in 2002 compared with 2001 and the timing of payments received. The change in the receivable for income taxes reflects the receipt of an income tax refund of $12.2 million in the first quarter of 2002. The decrease in accounts payable and accrued expenses was due primarily to the timing of vendor and other payments, which can fluctuate based on when particular trade shows are held.

Investing activities used $2.6 million of cash for the nine months ended September 30, 2002, and included proceeds of $5.8 million from the sale of approximately 3.0 million shares of Jupitermedia Corporation common stock. These proceeds were partially offset by capital expenditures of approximately $2.9 million and earnout payments of approximately $5.5 million. Investing activities used $28.6 million of cash for the nine months ended September 30, 2001, primarily due to cash of $20.3 million paid for earnouts and nine acquisitions completed during the period and capital expenditures of approximately $8.4 million.

Financing activities provided $2.0 million of cash for the nine months ended September 30, 2002, due to the issuance of our 11 7/8% senior secured notes and the sale of 50,000 shares of Series B mandatorily redeemable convertible preferred stock to an investor group led by ABRY Mezzanine Partners, L.P. These proceeds were primarily offset by the paydown of the balance of our senior secured credit facility; the purchase of $10.0 million face value of our 10 3/8% senior subordinated notes at prevailing market prices; the payment of financing fees associated with the amendment to our senior credit facility and the issuance of our senior secured notes, and the payment of the short-term portion of our note payable. Financing activities provided $60.2 million for the nine months ended September 30, 2001, primarily from borrowings under our revolving credit facility and proceeds from the issuance of our senior subordinated notes, offset partially by debt repayments and dividends paid to stockholders.

Capital expenditures in the first nine months of 2002 were approximately $2.9 million. We anticipate that we will spend between $3.0 million and $4.0 million on capital expenditures in 2002, primarily for expenditures related to computers and management information systems.

Debt Financing Activities:

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

In June 2001, we issued $185.0 million of 10 3/8% senior subordinated notes (the "Subordinated Notes") due June 2011. Interest on the notes is payable semi-annually, on June 15 and December 15. The Subordinated Notes are fully and unconditionally, jointly and severally guaranteed, on a senior subordinated basis, by the assets of our domestic subsidiaries, which are 100% owned by the Company, and may be redeemed, in whole or in part, on or after June 15, 2006. In addition, we may redeem up to 35% of the aggregate principal amount of the Subordinated Notes before June 15, 2004, with the proceeds of certain equity offerings. The Subordinated Notes, which were offered at a discount of $4.2 million, are being amortized using the interest method, over the term of the Subordinated Notes. Costs representing underwriting fees and other professional fees of approximately $1.7 million are being amortized over the term of the Subordinated Notes. The net proceeds of $180.2 million were used to pay down the $136.0 million outstanding balance of the revolving credit facility, $12.8 million of the term loan A facility and $7.2 million of the term loan B facility. The remaining proceeds were used for general corporate purposes. The Subordinated Notes are our unsecured senior subordinated obligations, subordinated in right of payment to all existing and future senior indebtedness, including the senior secured credit facility and the 11 7/8% senior secured notes discussed below. The Subordinated Notes are jointly and severally irrevocably and unconditionally guaranteed on a senior subordinated basis by each of our present and future domestic subsidiaries. The indenture governing the Subordinated Notes contain covenants that, among other things, restrict our and our subsidiaries' ability to borrow money; pay dividends on or repurchase capital stock; make certain investments; enter into agreements that restrict our subsidiaries from paying dividends or other distributions, making loans or otherwise transferring assets to us or to any other subsidiaries; create liens on assets; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; and merge, consolidate or sell all or substantially all or our assets and the assets of our subsidiaries. Our ability to obtain dividends from our subsidiaries is only restricted if we are in default under our debt arrangement or if we have exceeded our limitation of additional indebtedness, as specified in such agreement.

In January 2002, we received $5.8 million in net proceeds from the sale of our remaining investment in Jupitermedia Corporation common stock.

In March 2002, we entered into an agreement with a group of investors led by ABRY Mezzanine Partners, L.P. to sell 50,000 shares of Series B Convertible Preferred Stock and warrants to purchase 1.6 million shares of our common stock for $50.0 million. We received gross proceeds of $40.0 million from the sale of 40,000 shares of preferred stock and warrants to purchase 1,280,000 shares of our common stock on March 19, 2002 and gross proceeds of $10.0 million from the sale of 10,000 shares of preferred stock and warrants to purchase 320,000 shares of our common stock on March 28, 2002 (See Note 6 - Mandatorily Redeemable Convertible Preferred Stock). Net proceeds from the sale of the preferred stock, along with the net proceeds from our recent sale of our Jupitermedia Corporation common stock, and cash on hand from our tax refund were used to repay $48.0 million of amounts outstanding under our term loans.

In March 2002, Penton issued $157.5 million of 11 7/8% senior secured notes (the "Secured Notes") due in 2007. Interest is payable on the Secured Notes semi-annually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally guaranteed, on a senior basis, by all of our domestic subsidiaries, which are 100% owned by the Company, and also the stock of certain subsidiaries. We may redeem the Secured Notes, in whole or in part, during the periods October 1, 2005 through October 1, 2006 and thereafter at redemption prices of 105.9375% and 100.0000% of the principal amount, respectively, together with accrued and unpaid interest to the date of redemption. In addition, at any time prior to October 1, 2005, upon certain public equity offerings of our common stock, up to 35% of the aggregate principal amount of the Secured Notes may be redeemed at our option, within 90 days of such public equity offering, with cash proceeds from the offering at a redemption price equal to 111.875% of the principal amount, together with accrued and unpaid interest to the date of redemption.

The Secured Notes were offered at a discount of $0.8 million, which is being amortized, using the interest method, over the term of the Secured Notes. Costs representing underwriting fees and other professional fees of $6.6 million are being amortized over the term of the Secured Notes. Net proceeds of $150.1 million were used to pay down $83.6 million of term loan A and $49.0 million of term loan B, and net proceeds of $8.3 million were used to repurchase $10.0 million of our Subordinated Notes. The remaining net proceeds of $9.2 million were used for general corporate purposes. The Secured Notes rank senior in right to all of our senior subordinated indebtedness, including our Subordinated Notes, and equal in right of payment with all of our other senior indebtedness, which is approximately $0.4 million at September 30, 2002. The guarantees are senior secured obligations of each of our subsidiary guarantors and rank senior in right of payment to all subordinated indebtedness of the subsidiary guarantors, including the guarantees of our 10 3/8% Subordinated Notes, and equal in right of payment with all of our senior indebtedness. The notes and guarantees are secured by a lien on substantially all of our assets and those of our subsidiary guarantors, other than specified excluded assets.

Excluded assets consist of, among other things, the capital stock of Duke Communications International, Inc. and Internet World Media, Inc., the capital stock of our foreign subsidiaries directly owned by us or the subsidiary guarantors which exceed 65% of the outstanding capital stock or equity interest of such foreign subsidiaries, and all of the capital stock of our other foreign subsidiaries. The indenture governing the Secured Notes contain covenants that, among other things, restrict our and our subsidiaries' ability to borrow money; pay dividends on or repurchase capital stock; make certain investments; enter into agreements that restrict our subsidiaries from paying dividends or other distributions, making loans or otherwise transferring assets to us or to any other subsidiaries; create liens on assets; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; and merge, consolidate or sell all or substantially all or our assets and the assets of our subsidiaries. Our ability to obtain dividends from our subsidiaries is only restricted if we are in default under our debt arrangement or if we have exceeded our limitation of additional indebtedness, as specified in such agreement.

In March 2002, we amended and restated our senior credit facility and repaid our term loan A facility and our term loan B facility under our senior credit facility from the proceeds received from the sale of preferred shares and the issuance of the $157.5 million in Secured Notes, as noted above. The amended and restated facility provides for a revolving credit facility of up to a maximum amount of $40.0 million. Availability under the revolving credit facility is determined by a borrowing base that is limited to 80% of eligible receivables. In order to access the revolver, Penton must not have more than $7.5 million of cash and cash equivalents available, must be in compliance with the loan documents and must submit a borrowing base certificate immediately prior to each extension of credit showing compliance with the borrowing base. Penton is required to prepay the revolver in the event that it has loans outstanding in excess of the borrowing base, or it has more than $7.5 million in cash and cash equivalents available at the end of any month. The commitment under the amended and restated credit facility decreases by 15% in 2003, 30% in 2004, 35% in 2005, and 20% in 2006. The amended and restated credit facility has no financial covenants. In connection with the amendment and restatement of the credit facility, the interest rate on the revolving credit facility was increased. In addition, further restrictions were placed on Penton's ability to make certain restricted payments, to make capital expenditures in excess of certain amounts, to incur additional debt and contingent obligations, to make acquisitions and investments, and to sell assets. At September 30, 2002, $23.4 million was available under the revolving credit facility; however, no amounts were outstanding.

The extinguishment of the term loans resulted in a non-cash extraordinary charge of $0.7 million, net of $0.5 million in taxes ($0.02 per diluted share after tax), relating to the write-off of unamortized deferred finance costs.

In September 2002, Moody's Investors Service took the following ratings actions regarding Penton, including (i) confirmation of the B3 rating on the Company's $157.5 million 11 7/8% Secured Notes, (ii) downgraded the Company's $171.3 million 10 3/8% Subordinated Notes due 2011 from Caa2 to Ca, (iii) downgrading the Company's senior implied rating from B3 to Caa3, and (iv) downgrading the Company's senior unsecured issuer rating from Caa1 to Ca.

Current Liquidity:

We anticipate adequate liquidity for operations and expect to meet all interest payment obligations on our bonds. We have no principal repayment requirements until maturity of our Senior Secured notes in October 2007. In addition, we have no bank debt and no maintenance covenants on our existing bond debt. Penton does have access to an asset-based, maintenance-free revolver of up to $40.0 million. The revolver is currently undrawn, and the current borrowing base is $23.4 million.

As another possible means of enhancing liquidity, the Company is considering strategic alternatives for a few small, non-core assets, which could generate cash through the combination of sale proceeds and/or tax benefits. However, the Company cannot be assured of its ability to execute asset sales in the existing merger and acquisition environment for business-to-business media properties.

The Company expects that it will receive a tax refund in excess of $20.0 million as a result of its updated estimate for net operating losses in 2002, approximately $19.6 million of which has been recorded as a receivable as of September 30, 2002. Receipt of the tax refund is expected in the first quarter of 2003. Including the current estimated tax refund of $20.0 million noted above, the Company believes it has the potential capacity available to carry back its net tax loss for 2002 of up to $153.1 million, for a total tax refund capacity of approximately $53.5 million. The remaining potential tax refund has not been recorded as the Company cannot guarantee that such tax benefits will be realized.

Our ability to meet current and anticipated operating requirements depends upon our future performance, which is subject to general economic conditions and to financial, competitive, business and other factors, including factors beyond our control. If we are unable to meet our debt obligations or fund our other liquidity needs, we may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities. We cannot assure you that such additional financing will be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants issued, including the conversion price, dividend and liquidation adjustment provisions that could result in substantial dilution to stockholders, the redemption price premiums and board representation rights, could negatively impact our ability to access the equity markets in the future.

SEASONALITY

The majority of our trade shows and conferences are held in the second and fourth quarters and, accordingly, the majority of revenue is recognized in those quarters. Penton may also experience seasonal fluctuations as trade shows and conferences held in one period in the current year may be held in a different period in future years.

INFLATION

The impact of inflation on our results of operations has not been significant in recent years.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, while provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, and all remaining provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. This Statement eliminates SFAS No. 4, and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items if they meet the criteria of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement also eliminates the need to have SFAS 64, which was an amendment to SFAS 4 and has been rescinded with this Statement. Lastly, this Statement amends SFAS 13, requiring lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The Company is currently in the process of evaluating this Statement and does not expect the adoption of this Statement to have a material impact on its financial statements and results of operations.

In June 2002, the FASB issued SFAS No. 146 "Accounting for costs associated with exit or disposal activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to recognizing the liability at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently in the process of evaluating this Statement but does not expect its adoption to have a material impact on its financial statements or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management believes that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, management cautions that these policies and the judgments and estimates involved are subject to revision and adjustment in the future. Management believes that a review of Note 2 - Summary of Significant Accounting Policies, and the Critical Accounting Policies and Estimates section of our MD&A, included in our Annual Report on Form 10-K for the year ended December 31, 2001, are important to an understanding of our financial statements.

Deferred Tax Asset Valuation

The Company's provision for income taxes is based on the estimated annual effective tax rate, which generally differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible items. In the third quarter of 2002, the Company recorded a valuation allowance of $38.8 million against its net deferred tax assets. In recording the valuation allowance, management considered it was more likely than not that all of the net deferred tax asset would not be realized.

Impairment of Assets

We evaluate our long-lived assets for impairment whenever circumstances indicate that an impairment may exist pursuant to the provisions of SFAS 144. Factors indicating that an impairment may exist includes permanent declines in cash flows, continued decreases in utilization of a long-lived asset or a change in business strategy. The determination of impairment is subjective and based on facts and circumstances specific to our Company and the relevant long-lived asset. The process involves management determining if the cash flows expected to be generated from the use of a long-lived asset (group) and its eventual disposition (undiscounted and without interest charges) is less than the carrying amount of the asset (group). If the criteria is met, the fair value must be determined using appropriate assumptions to determine the present value of these future cash flows. The determination and calculation of impairment requires management's judgment and estimations, including among other items, establishing asset groupings, and determining discount rates.

We adopted SFAS 142 as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, be tested as least annually for impairment. The Company utilized a third party valuation company to determine the fair value of the reporting units. The determination of the fair values involves significant judgements and estimations. See Note 2--Goodwill and Other Intangibles for more details.

Pension Plans:

In the third quarter of 2002, as a result of recent restructuring efforts, lump-sum cash payments to plan participants in exchange for their rights to receive specified pension benefits exceeded the combined service costs and interest costs for the plans for the same period, triggering a valuation of our defined benefit pension plan as of August 31, 2002. Due to staff reductions and a discount rate of 6.75% at August 31, 2002 compared to 7.25% at December 31, 2001, the valuation resulted in the recognition of a net settlement gain of $1.1 million and a net curtailment gain of $0.8 million. For the nine months ended September 30, 2002, the charge recognized for the Company's pension plans was $0.5 million.

Penton has not made any cash contributions to its defined benefit pension plan in 2001 or 2002. The Company could be required to contribute between $10.0 million and $20.0 million to its defined benefit pension plan by the end of 2007. Future funding requirements are dependent upon factors such as interest rate levels, changes to pension plan benefits, funded status, regulatory requirements for funding purposes, and the level and timing of asset returns as compared with the level and timing of expected benefit disbursements. Due to the presence of significant variables, actual future contributions may differ materially.

EURO CONVERSION

On January 1, 2002, the introduction of the single European currency, the euro, was completed with the launch of euro bank notes and coins as legal currency within 12 of the 15 member states of the European Union. Businesses in participating countries will conduct transactions in the euro and must convert their financial records and reports to be euro-based. Although we generate revenues in some of the participating countries, the conversion to the euro did not have a material effect on our results of operations or financial condition.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into financial instruments for trading or speculative purposes.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2002, the carrying value of our cash and cash equivalents approximates fair value.

Our long-term debt consists of senior notes with interest at fixed rates. Consequently, we do not have significant interest rate risk exposure related to our long-term debt. However, the fair value of our senior notes fluctuates with the market, as they are publicly traded.

During the first quarter of 2002, we discontinued hedge accounting of our interest rate swap and cap agreements as we paid down our variable rate borrowings. At September 30, 2002, we continue to hold these derivative instruments, which are scheduled to mature in the fourth quarter of 2002. The derivative instruments are recorded at fair value. Due to the short time period to maturity, we do not believe that the Company is exposed to significant interest rate risk. As of September 30, 2002, the notional amount of our derivatives is $107.4 million with average fixed rates of approximately 6.9% and we expected the average variable rate for 2002 to be approximately 6.0%. In October and November 2002, the derivative instruments expired and the Company made its final interest payments in the amount of $1.3 million. (See Note 10 - Hedging Activities).

The following table shows the carrying amounts and fair values of our cash and cash equivalents, long-term debt and derivative instruments as of September 30, 2002 (in thousands):

                                               CARRYING                FAIR
                                                VALUE                 VALUE
                                                -----                 -----

         Cash and cash equivalents          $    20,674            $    20,674
         Senior subordinated notes          $   171,359            $    49,694
         Senior secured notes               $   156,770            $   107,387
         Derivative instruments             $     1,328            $     1,328

The table below provides information about the expected cash flows associated with our long-term debt obligations (in thousands):

                                                                     EXPECTED MATURITY DATE
                                                                     ----------------------

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------------
                                                                                                                    FAIR
                                      2002       2003        2004       2005       2006   THEREAFTER     TOTAL      VALUE
                                      ----       ----        ----       ----       ----   ----------     -----      -----
Long-Term Debt:
   Senior Subordinated Notes           --          --         --         --         --     $175,000   $175,000   $ 49,694
     Average interest rate         10 3/8%     10 3/8%    10 3/8%    10 3/8%    10 3/8%      10 3/8%    10 3/8%

   Senior Secured Notes                --          --         --         --         --     $157,500   $157,500   $107,387
     Average interest rate         11 7/8%     11 7/8%    11 7/8%    11 7/8%    11 7/8%      11 7/8%    11 7/8%

We maintain assets and operations in the U.K. and in various other countries. As a result, we may be exposed to fluctuations in currency rates relative to these markets. At September 30, 2002, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the currencies of foreign countries in which we operate would have resulted in an immaterial impact on our financial results.

ITEM 4.        CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

EXHIBIT NO.                DESCRIPTION OF DOCUMENT
-----------                -----------------------

99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      REPORTS ON FORM 8-K AND/OR 8-K/A

         Date of Report                     Items Reported
         --------------                     --------------

         July 26, 2002              Item 5.  Other Events
                                    Item 7.  Financial Statements,
                                             Pro Forma Financial
                                             Information and Exhibits

         August 9, 2002             Item 5.  Other Events
                                    Item 7.  Financial Statements,
                                             Pro Forma Financial
                                             Information and Exhibits

         August 15, 2002            Item 9.  Regulation FD Disclosure

         August 20, 2002            Item 5. Other Events
                                    Item 7. Financial Statements,
                                            Pro Forma Financial
                                            Information and Exhibits

         October 24, 2002           Item 5. Other Events
                                    Item 7. Financial Statements,
                                            Pro Forma Financial
                                            Information and Exhibits

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              Penton Media, Inc.
                                              (Registrant)


                                       By:   /s/  PRESTON L. VICE
                                             --------------------------------
                                              Preston L. Vice

                                              Chief Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)

Date:  November 14, 2002

                                 CERTIFICATIONS

  I, Thomas L. Kemp, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Penton Media
          Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        By:   /s/  THOMAS L. KEMP
                                              --------------------------------
                                               Thomas L. Kemp

                                               Chief Executive Officer
                                               and Director (Principal
                                               Executive Officer)
Date:  November 14, 2002

                                 CERTIFICATIONS

  I, Preston L. Vice, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Penton Media
          Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         By:   /s/  PRESTON L. VICE
                                               --------------------------------
                                                Preston L. Vice

                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)
Date:  November 14, 2002

EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION OF DOCUMENT
-----------                      -----------------------

99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.