Form 10-K
period 2002-12-31
PENTON MEDIA INC
filed 2003-03-31
CIK 1062441

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
              ----------------                    ---------------------------------------
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

     Indicate by check mark whether the registrant is an accelerated filer as
defined in Exchange Act Rule 12b-2.  Yes [ ]     No [X]

     The aggregate market value of common stock held by non-affiliates as of June 28, 2002 at a closing price of $2.15 per share as reported by the New York Stock Exchange was approximately $17,650,580. Shares of common stock held by each officer and director, their respective spouses, and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

           32,805,103 COMMON SHARES OUTSTANDING AS OF MARCH 25, 2003

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on June 12, 2003 are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PENTON MEDIA, INC.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                               PART III
Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
Item 13.  Certain Relationships and Related Transactions
Item 14.  Controls and Procedures

                               PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We believe we are a leading, global business-to-business media company. We provide media products that deliver proprietary business information to owners, operators, managers and professionals in the industries we serve. Through these products, we offer industry suppliers multiple ways to reach their customers and prospects as part of their sales and marketing efforts. We publish 53 specialized trade magazines, produce 64 trade shows and conferences, and provide Web sites, electronic newsletters and other online media products. Our products serve 12 industry sectors, which we group into four segments:

           INDUSTRY MEDIA                           TECHNOLOGY MEDIA
           Manufacturing                            Internet/Broadband
           Design/Engineering                       Information Technology
           Mechanical Systems/Construction          Electronics
           Supply Chain                             RETAIL MEDIA
           Government/Compliance                    Food/Retail
           Aviation                                 Leisure/Hospitality
           LIFESTYLE MEDIA
           Natural Products

     We believe we have leading media products in each of the industry sectors we serve. We are structured along segment and industry lines rather than by product lines. This enables us to promote our related groups of publications, trade shows and conferences, and online media products to our customers.

     Since our founding in 1892, we have grown from an industrial trade magazine publishing company into a leading, integrated business-to-business media company serving a wide range of industrial, technology and retail markets. We became an independent company, incorporated in the State of Delaware, as a result of our spinoff from Pittway Corporation in August 1998.

     Our principal executive offices are located at The Penton Media Building, 1300 East Ninth Street, Cleveland, Ohio 44114 (telephone 216-696-7000).

     We maintain a Web site at http://www.penton.com. The information contained on our Web site is not incorporated by reference in this report, and you should not consider it a part of this report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on our Web site as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

     Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to our continuing operations. Our discontinued operations consist of Penton Media Australia Pty, Limited ("PM Australia"), which was sold in December 2002, and Professional Trade Shows ("PTS"), which was sold in January 2003.

     Unless the context otherwise requires, the terms "we," "our," "us," "Company" and "Penton" as used herein refer to Penton Media, Inc. and its subsidiaries.

OUR BUSINESS STRATEGY

     In 2002, we experienced declines in our revenues and adjusted EBITDA as a result of difficult business conditions across most of our markets and particularly challenging conditions in our technology and manufacturing-related media portfolios, which constitute our largest portfolios. Adjusted EBITDA (and a reconciliation of adjusted EBITDA to operating income (loss)) is defined in the non-GAAP financial measure section of "Management's Discussion and Analysis of Financial Conditions and Results of

Operations." Due to these challenges and their impact on our financial performance, we have shifted our business strategy from accelerating growth through aggressive acquisitions and internal product development to improving profitability through cost reduction measures.

     Reduce Fixed Costs. Penton had built a cost structure to support the approximately 25% compounded annual revenue growth we experienced between 1996 and 2000. Beginning in 2001, and throughout 2002, we implemented a number of cost reduction initiatives in an effort to align our cost structure with the sharp downturn in our business. These efforts included reducing net headcount by 489 positions in 2002, on top of 357 positions we eliminated in 2001 (a combined 46.3% net reduction over the two-year period); freezing salaries and implementing a hiring freeze; reducing employee benefits; reducing capital spending; and effectively outsourcing certain corporate and division functions. We believe our cost reduction efforts will enable us to improve our operating results for the year ended December 31, 2003, compared with 2002, assuming revenues do not decline significantly below 2002 levels.

     Restructure Product Portfolio. We aggressively began to restructure our portfolio in the second half of 2001 to improve the profitability of our publications, trade shows and conferences, and online media products, and in 2002, we continued our restructuring efforts. We canceled several 2002 technology and manufacturing-related trade shows due to weak market conditions; we divested media properties serving Internet, telecom and other technology markets due to uncertainty about the near-term recovery prospects for these markets; and we canceled or postponed the launch of certain properties until technology markets are strong enough to support these new products. We believe these restructuring efforts will improve the adjusted EBITDA of our product lines without compromising the strength and integrity of our core media brands and their usefulness and value to our customers.

     Pursue Low-Risk Organic Product Launches. Due to the uncertain business environment, we intend to grow our business by launching new products that require modest capital investment. We launch new products by capitalizing on our existing knowledge base to identify growth segments within the market sectors we currently serve, using our proprietary databases to identify buyers and sellers within those markets, and leveraging our existing sales and marketing infrastructure to generate revenue without investing significant incremental capital. Our publication launches require a modest capital investment, but typically generate positive adjusted EBITDA, before shared expenses, within two to three years. Our trade show and conference launches require minimal capital investment and typically generate positive adjusted EBITDA, before general and administrative expenses (as more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), in the first year because we leverage our existing trade show infrastructure and incubate new trade shows or conferences within our existing events. We continue to monitor the profitability of our launches to determine whether they should be eliminated or restructured.

OUR PRODUCTS AND SERVICES

     Our four segments derive their revenues from in-print publications, in-person trade shows and conferences, and online Web sites and electronic newsletters to customers in our 12 distinct industry sectors. Content of our Industry Media publications, trade shows and conferences, and online media products is geared to customers in the aviation, design/engineering, government/compliance, manufacturing, mechanical systems/ construction, and supply chain industries. Content of our Technology Media publications, trade shows and conferences, and online media products is geared to customers in the electronics, information technology and Internet/broadband industries. Content of our Lifestyle Media publications, trade shows and conferences, and online media products is geared to customers in the natural products industry. The content of our Retail Media publications, trade shows and conferences, and online media products is geared to customers in the food/retail and leisure/hospitality markets.

IN PRINT: PUBLICATIONS

     Trade Magazines. We publish specialized trade magazines in the United States. Of our 34 magazines that are audited by a third-party service, 25, or 74%, hold the number-one or number-two market share position in their target markets, based on number of advertising pages. Our publications are recognized for the quality of their editorial content; since 1990 our magazines have won more than 700 editorial awards.

     We publish 53 trade magazines with a combined circulation of more than 3.4 million subscribers worldwide. Our magazines generate revenues primarily from the sale of advertising space. Our magazines are primarily controlled circulation. The magazines are distributed free of charge to qualified subscribers in our target industries. Subscribers to controlled-circulation publications qualify to receive our trade magazines by verifying their responsibility for specific job functions, including purchasing authority. We survey our magazine subscribers annually to verify their continuing qualification.

     BPA International, an independent auditor of magazine circulation, audits circulation information for the majority of our publications each year. These audits verify that we have accurately identified the number and job responsibilities of qualified subscribers and that those subscribers are eligible to receive the relevant publication according to our established criteria.

     Each of our publications has its own advertising sales team and rate structure. Some advertisers may qualify for discounts based on advertising in multiple publications. We enable marketers to be more cost efficient in their advertising purchases by providing a single source for integrated products.

     In addition, each of our publications has its own editorial staff. To preserve the editorial integrity of each publication's news reporting and analysis, we seek to maintain separation between the editorial and sales staffs of each publication. We believe that our reputation for objective, fair and credible editorial content contributes significantly to our success. Sixteen of our publications have served their industries for more than 50 years.

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

     Directories and Buyers' Guides. We also publish six industry directories as well as buyers' guides, which are respected sources of buying information for industry decision makers. Most of the business directories we publish have limited competition.

IN PERSON: TRADE SHOWS AND CONFERENCES

     We produce 64 trade shows and conferences, which attract attendees with significant purchasing and specifying responsibility.

     In the early 1990s, we entered the trade show and conferences business, and in the late 1990s, we expanded our trade show business through acquisitions. For example, the acquisition of New Hope Communications, Inc. in 1999 added the Natural Products Expo East and West trade shows. In addition, we have expanded our global presence. In 2000, we acquired control of ComMunic (now known as Penton Media Germany, "PM Germany"), which produces trade shows, conferences and business publications in Germany and its German-speaking neighboring countries.

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

ONLINE: WEB SITES AND ELECTRONIC NEWSLETTERS

     We currently maintain dozens of market-specific Web sites serving numerous market segments. Our online portfolio also includes electronic newsletters. These electronic newsletters provide timely and focused information to highly targeted professionals, and typically are sponsored by advertisers interested in delivering marketing information to our targeted subscribers. We believe we have a competitive advantage in the online business because of our established customer relationships in the markets we serve, the industry expertise of our staff and the opportunities we have to promote our Web sites and electronic newsletters to targeted audiences through our magazines and trade shows.

OTHER

     We also provide ancillary information services that complement our principal business media platforms. These services include:

        - Marketing Services. We provide a variety of marketing services, including article reprints and database rentals. We use information from our subscription lists and other available databases to compile detailed mailing lists and electronic mail address lists for rental by marketers who want to promote their products and services through direct mail and electronic marketing programs. We offer these services to our customers to help them reach their targeted audiences.

        - Custom Communications. We produce a range of client-specific communications services, including newsletters, magazines, Web conferencing, catalogs, directories, education and training materials, and other marketing communications.

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

RECENT DEVELOPMENTS

DISPOSITIONS

     Discontinued Operations. In December 2002, the Company completed the sale of the assets of PM Australia, which was part of our Technology Media segment, to AJB Publishing Pty Limited for total consideration of approximately $0.1 million. Approximately $0.01 million was paid in cash upon closing, with the remaining consideration to be paid in 12 equal monthly installments starting in July 2003. The cash received from the sale was used to pay down the Company's outstanding credit facility. The related loss on the sale approximates $0.6 million and is included as a component of discontinued operations in the accompanying consolidated statements of operations.

     In January 2003, the Company completed the sale of the assets of its PTS group, which was part of our Industry Media segment, to Cygnus Business Media, Inc. for total consideration of approximately $3.8 million, including a potential earnout of $0.6 million based on reaching certain performance objectives. The cash received from the sale was used to pay down the Company's outstanding credit facility. A gain of approximately $1.0 million on the sale was recorded in the first quarter of 2003. The results of PTS are included as a component of discontinued operations in the accompanying consolidated statements of operations.

     Other Dispositions. In December 2002, the Company disposed of four other properties. Three of these properties, Streaming Media, Boardwatch and ISPCON, were part of our Technology Media segment. The other property, A/E/C, was part of our Industry Media segment. The aggregate consideration for these properties was approximately $0.9 million. The cash received from these sales was used to pay down the Company's outstanding credit facility. The sale of the properties resulted in a loss of approximately $0.9 million (which is in addition to the impairment charges recorded for these properties), and is included in operations as loss on sale of properties in the accompanying consolidated statements of operations, as these properties did not qualify for discontinued operations treatment.

VALUATION ALLOWANCE

     For 2002, the Company recorded a $36.0 million charge to establish a full valuation allowance for its net deferred tax assets and net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"

("SFAS 109"). The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support the reversal of the remaining reserve. Until such time, except for minor foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. See Note
10 -- Income Taxes in the Notes to Consolidated Financial Statements of the Company for additional information regarding income taxes.

AMENDED CREDIT FACILITY

     In March 2002, Penton amended and restated its senior credit facility and repaid in full its term loan A and term loan B facilities. The amended and restated credit agreement provided for a revolving credit facility of up to a maximum amount of $40.0 million. Availability under the revolving credit facility is subject to a borrowing base limited to 80% of eligible receivables. Penton is required to prepay the revolver in the event that it has loans outstanding in excess of the borrowing base, or if it has more than $7.5 million in cash and cash equivalents at the end of any month. The amended and restated credit facility has no financial covenants. In connection with the amendment and restatement of the credit facility, the interest rate on the revolving credit facility were increased. In addition, further restrictions were placed on Penton's ability to make certain restricted payments, to make capital expenditures in excess of certain amounts, to incur additional debt and contingent obligations, to make acquisitions and investments, and to sell assets.

     In January 2003, the Company amended its senior credit facility. The amended agreement permits the Company to sell certain properties in excess of the $5.0 million aggregate limit required by the original amended agreement. In return, the revolving commitment was reduced from $40.0 million to $32.0 million and, at such time as the aggregate sum of the cash and cash equivalents of Penton equals or exceeds $40.0 million, an additional one-time reduction of $10.0 million would be required. In addition, upon the sale of the certain properties as noted above, the revolving commitment would be further reduced by 50% of the aggregate gross proceeds from those sales, up to a maximum of $6.0 million. For all other asset dispositions, the revolver would be reduced by 50% of the aggregate gross proceeds. At December 31, 2002 and January 31, 2003, the revolver commitments under our credit facility were $40.0 million and $20.1 million, respectively. Availability under the commitments, which is subject to the Company's eligible accounts receivable, was $13.5 million (net of $4.5 million outstanding) and $15.0 million at December 31, 2002 and January 31, 2003, respectively.

     The amended facility allows for additional asset sales, transfers, leases, and other dispositions and the issuance of equity interests by our subsidiaries up to a maximum of approximately $3.6 million. The amended facility also increased the maximum commitment fee from 0.50% to 0.75%.

NEW YORK STOCK EXCHANGE NOTIFICATION

     On August 15, 2002, we were notified by the New York Stock Exchange ("NYSE") that our common stock was "below criteria" for continued listing because the average closing price of our common stock for a consecutive 30-day period prior to notification was below $1.00. On September 9, 2002, the NYSE also notified us that Penton had fallen below the NYSE's standard requiring the average total market capitalization of not less than $15 million over a 30-day trading day period and requested that the Company provide a business plan demonstrating how it intended to achieve and sustain compliance within 18 months of receipt of the notification.

     On October 24, 2002, the Company submitted its plan to the NYSE outlining how it intended to comply with the listing criteria. On December 5, 2002, the NYSE accepted the Company's proposed business plan, subject to quarterly monitoring by the NYSE for progress against the Company's goals as outlined in the plan. Failure to achieve the plan's financial and operational goals will result in the Company being subject to NYSE trading suspension and delisting.

     In February 2003, Penton's Board of Directors approved a proposal to effect a reverse stock split to be submitted for shareholder approval at the Company's annual meeting, set for June 12, 2003. This corrective share action is part of the plan submitted by Penton to the NYSE to meet the NYSE $1.00 stock price listing requirement.

PREFERRED STOCK LEVERAGE RATIO EVENT OF NON-COMPLIANCE

     As of December 31, 2002, the Company's leverage ratio (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by Adjusted EBITDA) was 27x, which will result in an event of non-compliance if not cured by March 31, 2003. Under our Series B Convertible Preferred Stock Agreement (the "preferred stock") we are required to maintain a leverage ratio below 7.5 to 1.0. If an event of non-compliance occurs, the holders of a majority of the preferred stock may nominate two additional members to our board of directors. If the event of non-compliance is not cured by the end of the next succeeding quarter, the holders of a majority of the preferred stock then outstanding may elect one less than a minimum majority of our board of directors. The Company is not expected to be able to correct the event of non-compliance within the 90-day cure period. In addition, upon the occurrence of an event of non-compliance, the 5% dividend rate on the preferred stock increases by one percentage point each quarter, up to a maximum rate of 10%, and the conversion price on the preferred stock decreases by $0.76 per quarter up to a maximum reduction of $3.80. The conversion price will adjust to what it would have been absent such event (to the extent of any shares of preferred stock are still outstanding) once the leverage ratio is less than 7.5 to 1.0. The dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5 to 1.0. Under the preferred stock agreement, if the leverage ratio exceeds 7.5 to 1.0 for four consecutive quarters, the preferred stock holders will have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or credit facility. As such, there will not be an acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences do not result in any cash outflow from the Company.

TAX REFUND

     In January 2003, the Company received a tax refund of $52.7 million. A portion of the proceeds was used to pay down the $4.5 million outstanding on the Company's credit facility.

ACQUISITIONS

     In 2001, Penton acquired nine companies for an aggregate purchase price of approximately $9.7 million in cash and $3.5 million in promissory notes, with potential contingent consideration of up to $4.8 million based on the achievement of specified business targets through 2003.

     In September 2000, Penton acquired the stock of Duke Communications International ("Duke") for $100.0 million in cash plus contingent consideration of up to $50 million based on the achievement of specified business targets through 2003. Duke is a leading integrated media company serving the Windows 2000 and AS/400 operating systems markets.

     In September 2000, Penton acquired the assets of PTS for $17.0 million in cash. PTS produces regional trade shows for the plant engineering and maintenance, material handling, buildings and facilities maintenance, design engineering, and machine tool industries. As noted earlier, the Company sold PTS in January 2003.

     In September 2000, Penton acquired the stock of Streaming Media, Inc. for $65.0 million in cash plus contingent consideration of up to $35 million based on the achievement of specified business targets in 2001, which were not earned. As noted earlier, the Company sold Streaming Media, Inc. in December 2002.

     In 2000, the Company also completed the acquisitions of five smaller companies (one of which was subsequently sold) for an aggregate purchase price of approximately $3.8 million in cash, with potential contingent consideration of up to $4.4 million based on the achievement of specified business targets through 2003.

CUSTOMERS

     We serve a diverse group of customers worldwide in our 12 industry sectors. We market our products directly to customers through our internal marketing and sales force. None of our customers accounted for more than 0.7% of our total revenues in 2002. Our top 10 customers accounted for approximately 3.8% of our total revenues in 2002.

COMPETITION

     We experience intense competition for our products and services. We compete with several much larger international companies that operate in many markets and have broad product offerings in publishing and trade shows and conferences. We compete for readers and advertisers in the publishing marketplace, which is fragmented. According to industry sources, in February 2003, there were about 1,500 publishing companies and 5,200 trade magazine titles. We also compete for venues, sponsorships, exhibitors and show attendees in the trade show and conference marketplace. This market is also highly fragmented. In 2003, approximately 2,500 trade shows are expected to be held in the United States and Canada. About 1,500 independent companies and industry associations are expected to produce these shows, according to industry sources. Because our industry is relatively easy to enter, additional competitors may enter these markets.

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

SEGMENTS

     At December 31, 2002, we operated in four business segments: Industry Media, Technology Media, Lifestyle Media and Retail Media. For information about the revenues from external customers, adjusted segment EBITDA and total assets of each of our business segments, see Note 17 -- Segment Information in the Notes to Consolidated Financial Statements included herein. In addition, Item
7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" provides a description of segment results.

DOMESTIC AND FOREIGN REVENUES AND ASSETS

     Domestic revenues of our products and services constituted 89.1%, 86.8% and 89.9% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Foreign revenues totaled 10.9%, 13.2% and

10.1% of our revenues for the years ended December 31, 2002, 2001 and 2000, respectively. In 2002, 2001 and 2000, 74.9%, 68.7% and 61.3%, respectively, of these foreign revenues were generated by Penton Media Europe Limited, a subsidiary of Penton located in the United Kingdom.

     See Note 17 -- Segment Information in the Notes to Consolidated Financial Statements included herein, for a description of the Company's assets located in the United States and in the United Kingdom.

PRODUCTION AND DISTRIBUTION

     In November 1999, we sold our printing facility in Berea, Ohio, to R.R. Donnelley & Sons Company for approximately $31.0 million and signed a seven-year service contract providing for the printing of a majority of our 53 specialized trade magazines. None of the proceeds from the sale were allocated to the seven-year printing contract because we believe that the terms of the contract were no more or no less favorable than those that would have been obtained from other parties. If additional printing capacity is needed, we believe that additional printing services are readily available at competitive prices.

     The principal raw material used in our print publications is paper. We believe that the existing arrangements providing for the supply of paper are adequate and, in any event alternative sources are available. Paper costs accounted for about 8.4%, 9.0% and 10.3% of our total editorial, production and circulation costs for the years ended December 31, 2002, 2001 and 2000, respectively. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and general economic conditions.

     Substantially all of our publications are delivered by the United States Postal Service within the continental United States. Postage costs represent a significant expense, accounting for about 14.2%, 12.7% and 11.7% of our total editorial, production and circulation costs for the years ended December 31, 2002, 2001 and 2000, respectively.

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

     We may be subject to claims of alleged infringement of our trademarks or our licenses of trademarks and other intellectual property rights of third parties from time to time in the ordinary course of business. We do not believe that any legal proceedings or claims are likely to have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

SEASONALITY

     For a discussion of seasonality, see Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality" of this Form 10-K.

ENVIRONMENTAL MATTERS

     We are subject to various federal, state and local environmental laws and regulations that govern activities and operations that may have adverse environmental effects or impose liability for the costs of cleaning up. We do not believe that these matters will have a material impact on our consolidated financial condition, results of operations or cash flows.

EMPLOYEES

     On December 31, 2002, we employed about 980 people, primarily located in the United States. None of our employees is represented by a labor union, and we consider relations with our employees to be good.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

     A number of statements contained in this report are not historical or current facts, but deal with potential future circumstances and developments. Those statements are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience involving any one or more of these matters and subject areas. We attempted to identify, in context, some of the factors that we currently believe may cause future experience and results to differ from our current expectations regarding the relevant matter or subject area. We have identified some of these forward-looking statements with words such as "anticipates," "estimates," "believes," "expects," "intends," "may," "will," "should" or the negative of those words or other comparable terminology. The operation and results of our business may be subject to the effect of other risks and uncertainties, including but not limited to:

        - economic uncertainty, exacerbated by terrorist attacks on the United States or the impact of war with Iraq; and related geopolitical events;

        - the performance of our Internet/broadband industry sector;

        - fluctuations in advertising revenue with general economic cycles;

        - the effectiveness of our cost-saving efforts;

        - the seasonality of revenue from trade shows and conferences;

        - our ability to penetrate new markets internationally;

        - our ability to launch new products that fit strategically with and add value to our business;

        - the infringement or invalidation of our intellectual property rights; and

        - increases in paper and postage costs.

RISK FACTORS

     The following are factors that may affect our actual operating results and could cause results to differ materially from those in any forward-looking statements. In addition to the other information contained or incorporated by reference in this document, you should carefully consider the following risk factors.

  We have a significant amount of debt.

     At December 31, 2002, we had total indebtedness of approximately $333.1 million, excluding approximately $3.7 million of original-issue discount on our 10 3/8% senior subordinated notes and approximately $0.8 million of original-issue discount on our 11 7/8% senior secured notes. Subject to restrictions in our debt instruments, including a borrowing base formula in our credit facility, we had the ability to incur additional indebtedness of approximately $13.5 million under our credit facility at December 31, 2002 and approximately $15.0 million at January 31, 2003 under the new amended facility.

     The level of our indebtedness could have important consequences, including:

        - Limiting cash flow available for general corporate purposes, including capital expenditures, because a substantial portion of our cash flow from operations must be dedicated to servicing our debt;

        - Limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions;

        - Making us more vulnerable in the event of a further downturn in general economic conditions or in our business; and

        - Limiting our flexibility in reacting to competitive and other changes in our industry.

     Our current debt levels have subjected us to the risk described above. If new debt is added to our current debt levels, these risks could intensify.

  We may not be able to service our debt.

     Our ability to pay or to refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control.

     We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated revenues and cost-saving efforts will be realized on schedule or at all, or that future borrowings will be available to us under our credit facility or otherwise in amounts sufficient to enable us to service our debt obligations, to pay our indebtedness at maturity or otherwise, or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to further restructure or refinance our indebtedness, sell assets, or seek additional equity capital. We cannot assure you that we will be able to accomplish those actions on satisfactory terms, if at all, which could cause us to default on our obligations and impair our liquidity. Our ability to restructure or refinance will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of the convertible preferred stock and warrants to purchase common stock, including the conversion price, dividend and liquidation preference adjustment provisions, could result in substantial dilution to stockholders. The redemption price premiums, and board representation rights, could negatively impact our ability to access the equity markets in the future.

     Because a significant portion of our operations are currently conducted through our subsidiaries, our ability to pay our indebtedness is also dependent on the cash flows of our subsidiaries and the distribution of those cash flows to us, or upon loans or other payments of funds by our subsidiaries to us. The ability of our subsidiaries to make distributions or other payments to us will depend upon their operating results, applicable laws and any contractual restrictions contained in the instruments governing their indebtedness. If money generated by our subsidiaries is not available to us, our ability to repay our indebtedness may be adversely affected.

  The terms of our debt instruments and preferred stock impose financial and operating restrictions.

     The indentures governing our 10 3/8% senior subordinated notes and our 11 7/8% senior secured notes, our credit facility and our convertible preferred stock contain restrictive covenants that limit our ability to engage in a variety of transactions, including incurring or guaranteeing additional indebtedness, making investments, creating liens on our assets, transferring or selling our assets, paying dividends, or engaging in mergers, acquisitions or consolidations. The terms of our credit facility prohibit us from voluntarily prepaying certain indebtedness.

     A breach of any of the covenants or other provisions in our debt instruments could result in a default thereunder. Upon the occurrence of an event of default under our credit facility, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit, which would adversely affect our ability to fund our operations. An acceleration of the amounts due under our credit facility would cause us to be in default under the indenture governing our 10 3/8% senior subordinated notes and our 11 7/8% senior secured notes, resulting in the acceleration of all outstanding amounts. If we are unable to repay any accelerated amounts under the credit facility, the respective lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under our credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay all of our indebtedness.

  The common stockholders may have reduced board representation.

     The terms of the convertible preferred stock entitle the holders thereof initially to three board seats. However, at such time as the holders of convertible preferred stock cease to hold shares of convertible preferred stock having an aggregate liquidation preference of at least $25.0 million, they will lose the right to appoint a director for one of these three board seats.

     Upon the occurrence of the following events, the holders of a majority of the convertible preferred stock may nominate two additional members to our board of directors and, if such triggering events have not been cured or waived prior to the end of the next succeeding quarter, may appoint one less than a minimum majority of our board of directors:

        - Failure to comply with the other covenants and obligations contained in the convertible preferred stock certificate of designations or purchase agreement, and such failure is not cured within 90 days;

        - Any representation or warranty in the convertible preferred stock purchase agreement is proved to be false or incorrect in any material respect; and

        - Any default that results in the acceleration of indebtedness, where the principal amount of such indebtedness, when added to the principal amount of all other indebtedness then in default, exceeds $5.0 million, or final judgments for the payment of money aggregating more than $1.0 million (net of insurance proceeds) are entered against us and are not discharged, dismissed or stayed pending appeal within 90 days after entry.

     Upon the occurrence of the following events, the holders of a majority of the convertible preferred stock may appoint one less than a minimum majority of our board of directors:

        - Failure to pay the liquidation preference or any cash dividends, to the extent declared, when due; and

        - Failure to comply with specified covenants and obligations contained in the convertible preferred stock certificate of designations or purchase agreement.

     Upon the occurrence of the following event, the holders of a majority of the convertible preferred stock may appoint a minimum majority of our board of directors:

        - We initiate or consent to proceedings under any applicable bankruptcy, insolvency, composition, or other similar laws; or make a conveyance or assignment for the benefit of our creditors generally; or any holders of any lien take possession of, or a receiver, administrator or other similar officer is appointed for, all or substantially all of our properties, assets or revenues and is not discharged within 90 days.

     As of December 31, 2002, the Company's leverage ratio, as previously defined, was greater than 7.5x. The Company has until March 31, 2003 to lower the leverage ratio below 7.5 to 1.0 or an event of non-compliance will occur and the holders of a majority of the convertible preferred stock can nominate two additional members to our board of directors. If the event of non-compliance has not been cured by June 30, 2003, then the holders of a majority of the convertible preferred stock may elect one less than a minimum majority of our board of directors.

     On March 19, 2008, the holders of a majority of the convertible preferred stock then outstanding, if any, will be entitled to appoint one less than a minimum majority of our board of directors, subject to the right to appoint a minimum majority of our board of directors as described above.

     At such time as the holders of convertible preferred stock cease to hold shares of convertible preferred stock having an aggregate liquidation preference of at least $10.0 million, and such holders' beneficial ownership of our convertible preferred stock and common stock constitutes less than 5% of the aggregate voting power of our voting securities, the holders of convertible preferred stock will no longer have the right to any directors.

  Our stock may be delisted from the New York Stock Exchange if our stock price and market capitalization do not meet the Exchange's continued listing standards.

     Our common stock trades on the NYSE. The NYSE has a number of continued listing criteria, including a minimum share price requirement and minimum market capitalization, which a company must satisfy in order for its securities to continue trading. On August 15, 2002, we were notified by the NYSE that our common stock was below criteria for continued listing because the average closing price of our common stock for a consecutive 30-day period prior to notification was below $1.00. On September 9, 2002, the NYSE also notified us that Penton had fallen below the NYSE's standard requiring the average total market capitalization of not less than $15 million over a 30-day trading day period, and requested that the Company provide a business plan demonstrating how it intended to achieve and sustain compliance within 18 months of receipt of the notification. On October 24, 2002, the Company submitted its plan to the NYSE outlining how it intended to comply with the listing criteria and on December 5, 2002, the NYSE accepted the Company's proposed business plan, subject to quarterly monitoring for progress against the Company's goals as outlined in the plan. Failure to achieve the plan's financial and operational goals will result in the Company being subject to NYSE trading suspension and delisting. Delisting from the NYSE may result in a reduction in the liquidity of any investment in our common stock and an adverse effect on the trading price of our common stock. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity could make it more difficult for us to raise capital in the future.

  We may effect a reverse stock split, and if we do so, our stock price may decline after the reverse stock split.

     In response to the potential delisting of our common stock due to our failure to meet the NYSE's minimum share price requirement discussed above, we expect to ask our stockholders to authorize a reverse stock split at our annual meeting in June 2003. If the reverse stock split is approved by our stockholders and we effect the reverse stock split, we would reduce the number of outstanding shares of our common stock. With fewer shares outstanding, we would expect our stock price to increase. While a reverse stock split may enable us to cure the minimum share price deficiency, share prices of companies effecting reverse stock splits often decline, and we cannot assure you that our stock price would not decline after a reverse stock split.

  Our sale of unregistered shares of the Company's common stock under the Company's 401(k) Retirement Savings Plan could have a material adverse effect on our financial condition.

     Our sale of common stock under the Company's 401(k) Retirement Savings Plan (the "401(k) Plan") in excess of the number of shares registered by the Company on Form S-8 with the Securities and Exchange Commission under the Securities Act of 1933 (the "unregistered sales") could have a material adverse impact on our financial condition. The unregistered sales do not cause an event of default under the indentures governing our 10 3/8% senior subordinated notes or 11 7/8% senior secured notes or our credit agreement. However, an event of default could occur as an indirect result of the unregistered sales.

     For example, an event of default would occur under (a) the indentures if the unregistered sales were to result in (i) unsatisfied judgements not covered by insurance aggregating in excess of $5 million being rendered against the Company and not stayed, bonded or discharged within 60 days after such judgment became final and nonappealable or (ii) the Company's failure to observe the covenant limiting the Company's ability to make restricted payments (as defined in the indentures) if, for example, the Company made a rescission offer and as a result repurchased shares, which could be considered the payment on account of the purchase, redemption or other acquisition or retirement for value of equity interest (as defined in the indentures) or (b) the credit agreement if the unregistered sales were to result in (i) the Company's failure to observe the covenant limiting the Company's ability to make a restricted payment (as defined in the credit agreement) if, for example, the Company made a rescission offer and as a result repurchased shares, which could be considered the payment by the Company with respect to its equity interests (as defined in the credit agreement), (ii) the Company's inability to file its Form 10-K for the fiscal year ended December 31, 2002, by its due date of March 31, 2003 (which could be cured by filing such Form 10-K within 30 days of the due date), or (iii) a material adverse change in the business, assets, operations, prospects or condition, financial or otherwise, of the Company taken as a whole. The foregoing is not, and no inference should be drawn that the foregoing is, an exclusive list of circumstances that could result in an event of default under the indentures or the credit agreement as a consequence of the unregistered sales. If an event of default occurs, all our indebtedness would be immediately due and payable, and we cannot assure you that our business will generate sufficient cash flow to enable us to service our debt obligations. In addition, we cannot assure you that the

Company will be able to obtain alternative sources of funding (See Risk Factors "We may not be able to service our debt.")

     We have accounted for approximately 1.1 million shares of our common stock as redeemable common stock as a result of rescission rights that certain of our common stockholders may have as a result of the fact that we may have violated securities laws in connection with the unregistered sales from May 2001 through March 2003 noted above. In such situations, a number of remedies may be available to regulatory authorities and the employees who purchased the common stock, including, without limitation, a right of rescission and other damages that could be imposed by regulatory authorities. Pursuant to the rescission rights, employees may be entitled to return their shares to the Company and receive back from us the full price they paid, plus interest. The rescission rights lapse on various dates as prescribed in the securities laws. Although the payments under the rescissionary rights are not anticipated to have a material adverse impact on our financial condition, we have no control over any civil or other damages that regulatory authorities could impose on the Company, the result of which could have a material adverse effect on our financial condition. Please also refer to Note 13 -- Common Stock and Common Stock Award Programs of the consolidated financial statements for further details.

  A continued decline in trade show and conference attendance could have a further material adverse effect on our business, results of operations and financial condition.

     Trade show and conference attendance declined significantly in 2002 as a result of the slowdown of economies in the United States, Europe and Asia, as well as the reduced travel following the September 11, 2001 terrorist attacks and the threat of additional attacks and the war with Iraq.

     Our 2002 trade shows and conferences revenues decreased $81.2 million, and trade shows and conferences adjusted product EBITDA, decreased $44.4 million from prior-year levels. Adjusted product EBITDA (and a reconciliation of adjusted product EBITDA to operating income (loss)) is defined in the product sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations." Because our trade shows and conferences business typically generates higher margins than our other businesses, decreases in trade shows and conferences revenues cause a disproportionately greater decrease in our total adjusted EBITDA than do revenue decreases in our other businesses. The decline was due primarily to the significant drop in revenues in our global Internet/broadband trade shows, with our Internet World Spring, Internet World Fall, Internet World UK, Service Network Spring, and Service Network Fall shows being the most significantly impacted.

     Since September 11, 2001, there has been a decline in air travel due to, among other things, the public's general reluctance to travel and fears regarding additional acts of terrorism, as well as reduced operations by airlines because of decreased demands for air travel, new security directives and increased costs. The magnitude and duration of these effects are unknown, but our trade shows and conferences have been negatively affected. Continuing negative market conditions due to the weakened U.S. economy, any future occurrences of terrorist activities, or threats of such activities and actions by the United States and other countries that perpetuate a climate of war, could cause more disruption of our trade shows and conferences. If we experience an additional significant reduction in attendance, our business, results of operations and financial condition could be materially adversely affected.

  Our Internet/broadband business has significantly declined, and a continuing decline could have a further material adverse effect on our business, results of operations and financial condition.

     In 2002, our Internet/broadband industry sector produced 11% of our revenue compared with 30% in 2001. We have experienced a significant decline in this sector as a result of both the failure of many Internet products and services companies and the general U.S. economic decline. Some of our customers went out of business or chose not to participate in our trade shows and conferences as part of a general trend toward decreased information technology spending. Because this industry sector has typically represented a significant portion of our business and generated high margins, declines in the Internet/broadband industry sector cause a disproportionately greater decrease in our total adjusted EBITDA than do declines in our other industry sectors. A continuing decline in the performance of these product offerings, or a significant decline in our other product offerings in this sector, or an inability to regain customers lost to date could materially adversely affect our business, results of operations and financial condition.

  We depend on advertising revenues, which decrease during economic downturns and fluctuate from period to period.

     For the year ended December 31, 2002, about 59.7% of our revenue came from advertising. Our advertising revenues fluctuate with general economic cycles, and any material decline in these revenues could have a material adverse effect on our business, results of operations and financial condition. Historically, advertising revenues have increased during economic recoveries and decreased during both general economic downturns and regional economic recessions. In a general economic downturn or a recession, advertisers reduce their advertising budgets, intensify their attempts to negotiate lower advertising rates and pay outstanding invoices more slowly. We are experiencing some of these effects. Our advertising revenues decreased by 20.2% from 2001 to 2002.

  If the U.S. economy worsens, the cost-saving efforts we implemented may not be sufficient to achieve the benefits we expect.

     In 2002, we experienced a significant decline in revenue and adjusted EBITDA, due primarily to weak economic conditions, which were exacerbated by the threat of additional terrorist attacks and the potential for war with Iraq. We cannot predict if or when the economy or our revenues and adjusted EBITDA will improve. We have taken a number of steps designed to improve our profits and margins despite decreased revenues. We have sold properties that were under performing, restructured a number of our businesses and support departments, and reduced overhead infrastructure by consolidating and closing several facilities, centralizing information technology services and outsourcing certain corporate functions. As a result, we recorded special charges to our income of $16.3 million in 2002. If the U.S. economy worsens, additional terrorist attacks occur or the outcome of war with Iraq is not favorable, our revenues may continue to decline. Decreases in our revenues, especially as they relate to trade shows, cause disproportionately greater decreases in our adjusted EBITDA. Accordingly, if revenues decline beyond our expectations, the cost-saving efforts we implemented in the second half of 2001 and in 2002 will likely not achieve the benefits we expect. We may be forced to take additional cost-saving steps that could result in additional charges and otherwise have a material adverse affect on our business.

  The profitability and success of our trade shows and conferences could be adversely affected if we are unable to obtain desirable dates and locations.

     In 2002, about 24.1% of our revenue came from trade shows and conferences. We increasingly compete for desirable dates and venues for our trade shows and conferences. As this competition intensifies, we may be unable to schedule important engagements. If we are unable to obtain desirable dates and venues for events, the profitability and future success of these events could be adversely affected. Although we generally reserve venues and dates more than one year in advance, these reservations are not binding until we sign a contract with a facility operator. These contracts generally hold venues and dates for only one year.

  Our trade shows and conferences and publishing revenues vary due to the movement of annual event or publication mailing dates and the timing of our customers' product launches.

     Our trade shows and conferences and publishing revenues are seasonal, due primarily to the timing of our large trade shows and conferences and publication of our large industry directories. Because event revenues are recognized when a particular event is held, and publication revenues are recognized in the month publications are mailed, we may also experience fluctuations in quarterly revenues based on the movement of annual events or mailing dates from one quarter to another. In 2002, about 26.0% of our total revenue was generated during the first quarter, about 26.8% during the second, about 20.1% during the third, and about 27.2% of our revenue was generated during the fourth quarter.

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

     We benefit from the leadership and experience of our senior management team, and we depend on its continuing services in order to successfully implement our business strategy. Although we have entered into employment agreements with Thomas L. Kemp, Daniel J. Ramella and other executive management, they and other key personnel may not remain in our employment. The loss of key personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain "key person" life insurance with respect to our senior management team.

  Competition may adversely affect our earnings and results of operations.

     We experience intense competition for our products and services. If we fail to compete effectively, our earnings and results of operations could be adversely affected. We compete for readers and advertisers in the publishing marketplace and for trade show and conference venues, sponsorships, exhibitors, and show attendees. Because our industry is relatively easy to enter, we anticipate that additional competitors, some of whom may have greater resources than we do, may enter these markets and intensify competition.

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

        - Difficulties in staffing and managing multinational operations;

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

     Our future success will depend in part on our ability to continue offering new products and services that gain market acceptance by addressing the needs of specific audience groups within our targeted industries. Our efforts to introduce new or to integrate acquired products may not be successful or profitable. The process of internally researching and developing, launching, gaining acceptance, and establishing profitability for a new product, or assimilating and marketing an acquired product, is both risky and costly.

     Costs related to the development of new products and services are expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number and timing of new product launches.

  The infringement or invalidation of our proprietary rights could have an adverse effect on our business.

     We regard our copyrights and trademarks, including our Internet domain names, service marks and similar intellectual property, as critical to our success. We rely on copyright and trademark laws in the United States and other jurisdictions and on confidentiality agreements with some of our employees and others to protect our proprietary rights. If any of these rights were infringed or invalidated, our business could be adversely affected. In addition, our business activities could infringe upon the proprietary rights of others, who could assert infringement claims against us. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, or product and service delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or enter into royalty or licensing agreements on a timely basis, our business could be adversely affected.

     We seek to register our trademarks in the United States and elsewhere. These registrations could be challenged by others or invalidated through administrative process or litigation. In addition, our confidentiality agreements with some of our employees or others may not provide adequate protection of our proprietary rights in the event of unauthorized use or disclosure of our proprietary information, or if our proprietary information otherwise becomes known or is independently developed by competitors.

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

     Paper and postage are necessary expenses relating to our print products, magazine distribution and direct mail solicitations. In 2002, these expenses accounted for approximately 3.6% and 6.1%, respectively, of our total operating expenses, excluding unusual items. Significant increases in paper prices, which have been volatile in recent years, or in postage prices may have an adverse effect on our business. We do not use forward contracts, and all of our paper supply vendor arrangements provide for price adjustments to reflect then-prevailing market prices. We use the United States Postal Service for domestic distribution of substantially all of our magazines and marketing materials.

  Contingent tax liability related to the spinoff of our common stock by Pittway could materially affect our financial condition.

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

ITEM 2.  PROPERTIES

     The Company leases all of its principal properties. The general characteristics of the leased properties follow:

                                                                               LEASE      APPROXIMATE
SEGMENT                            LOCATION                 PRINCIPAL USE    EXPIRATION   SQUARE FEET
-------                ---------------------------------   ---------------   ----------   -----------
Industry/Corporate...  Cleveland, Ohio(1)                  General Offices      2010        161,000
Industry/Corporate...  Cleveland, Ohio                     Warehousing          2004         28,000
Technology...........  Darien, Connecticut(1)              General Offices      2009         18,200
Technology...........  Hasbrouck Heights, New Jersey(2)    General Offices      2003         25,000
Technology...........  Isleworth, Middlesex, U.K.          General Offices      2014          7,600
Technology...........  Loveland, Colorado                  General Offices      2005         35,650
Technology...........  Loveland, Colorado(3)               Warehousing          2002         15,400
Lifestyle............  Boulder, Colorado                   General Offices      2006         29,000
Retail...............  Des Plaines, Illinois               General Offices      2007          5,500

---------------

(1) The Company is no longer occupying 38,000 square feet of office space at its Cleveland, Ohio, facility and 9,100 square feet at its Darien, Connecticut, facility. The Company is actively seeking to sublet these spaces.

(2) This lease expired in January 2003. A new lease was signed for a space located in Paramus, New Jersey, with 11,000 rentable square feet. This new lease expires in March 2008.

(3) In February 2003, this lease was renewed through January 2006. The new lease has 7,500 rentable square feet.

     As part of our cost reduction measures undertaken in 2001 and 2002, we closed or reduced our square footage requirements in more than 30 offices, primarily in the United States, with lease terms expiring through 2013. We have subleased or are currently attempting to sublease these properties.

     We have other smaller properties, including sales and/or general offices under leases expiring through 2014, located in cities throughout the United States and the United Kingdom. We believe our facilities are suitable and adequate for our present needs.

ITEM 3.  LEGAL PROCEEDINGS

     In connection with the acquisition of Mecklermedia Corporation on December 1, 1998, a lawsuit was brought against the Company by Ariff Alidina (the "Plaintiff"), a former stockholder of Mecklermedia Corporation, in the United States Federal District Court in the Southern District of New York for an unspecified amount, as well as other relief. The Plaintiff has claimed that the Company violated the federal securities laws by selling Mr. Meckler, a beneficial owner of approximately 26% of the shares of Mecklermedia, an 80.1% interest in internet.com Corporation (now known as Jupitermedia Corporation) for what the Plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia Corporation than was paid to other stockholders of Mecklermedia Corporation. On May 16, 2001, the United States District Court for the Southern District of New York granted the Plaintiff's motion for certification of a class consisting of all former stockholders of Mecklermedia who tendered their shares in the tender offer. On October 17, 2001, the District Court denied the Company's motion for a summary judgment. On November 26, 2002, the District Court denied a motion for judgment on the pleadings filed by the Company. Expert discovery is proceeding and a pretrial conference is scheduled for April 21, 2003. The Company intends to vigorously defend this suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol PME. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported on the New York Stock Exchange.

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
Year Ended December 31, 2002:
  First Quarter.............................................  $9.35    $5.26
  Second Quarter............................................   9.11     1.90
  Third Quarter.............................................   2.15     0.19
  Fourth Quarter............................................   1.05     0.21

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
Year Ended December 31, 2001:
  First Quarter.............................................  $27.10   $12.48
  Second Quarter............................................   21.01    13.58
  Third Quarter.............................................   17.80     3.55
  Fourth Quarter............................................    8.15     3.25

     The Company had approximately 1,010 record holders of its common stock on February 28, 2003.

     Our dividend policy is determined by our board of directors. In July 2001, a decision was made by our board of directors to discontinue the payment of dividends. We paid quarterly dividends for the first half of 2001 in the amount of $0.03 per share. Any decision to pay dividends in the future will be made by our board of directors from time to time based upon the results of our operations and financial condition and such other matters as our board of directors considers relevant. The terms of our outstanding convertible preferred stock, however, limit the payment of dividends on the common stock until all accrued dividends have been paid on the convertible preferred stock. We may not pay accrued dividends on the convertible preferred stock unless approved by the holders of not less than 75% of the then outstanding shares of convertible preferred stock.

     On August 1, 2002, the Company issued 527,951 shares of common stock to R. Douglas Greene, a director of the Company, as part of the final contingent payment required for the acquisition of New Hope Communications, Inc. in 1999. The issuance of these shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that act.

     We have accounted for approximately 1.1 million shares of our common stock as redeemable common stock as a result of rescissionary rights that certain of our common stockholders in the Company's 401k plan may have as a result of the fact that we may have violated federal securities laws in connection with the unregistered sales from May 2001 through March 2003. In such situations, a number of remedies may be available to regulatory authorities and the employees who purchased the common stock, including, without limitation, a right of rescission and other damages that could be imposed by regulatory authorities. Pursuant to the rescissionary rights, employees may be entitled to return their shares to the Company and receive back from us the full price they paid, plus interest. The rescissionary rights lapse on various dates as prescribed in the federal securities laws.

     At December 31, 2002, the Company has classified 1.1 million shares and $1.1 million related to the potential rescissionary rights outside of stockholders' equity as redeemable common stock, because the redemption features are not within the control of the Company. No adjustments have been made to the net income available for common stockholders as a result of these rescissionary rights as the amounts involved are insignificant for both 2002 and 2001.

     On March 10, 2002, we entered into an agreement with a group of investors led by ABRY Mezzanine Partners, L.P. to sell 50,000 shares of a new series of convertible preferred stock and warrants to purchase 1.6 million shares of our common stock for $50.0 million. On March 19, 2002, we issued 40,000 shares of the new series of convertible preferred stock and warrants to purchase 1.28 million shares of our common stock for gross proceeds of $40.0 million. On March 28, 2002, we issued an additional 10,000 shares of the new series of convertible preferred stock and warrants to purchase an additional 0.3 million shares of our common stock for gross proceeds of $10.0 million. The sales were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, as these transactions did not involve a public offering. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations", for a description of the terms of conversion of the convertible preferred stock and the terms of exercise of the warrants.

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

     In March 2002, the Rights Agreement was amended by the board to permit the sale of the convertible preferred stock and warrants to purchase common stock.

     In July 2002, the Rights Agreement was amended by the board of directors to change the expiration date of the rights under the Rights Agreement to be effective at the close of business at Penton's 2003 annual meeting of stockholders to be held on June 12, 2003.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents our selected financial data. The operating data for each of the three years in the period ended December 31, 2002 and the balance sheet data as of December 31, 2002 and 2001 have been derived from our audited consolidated financial statements and related notes, which appear elsewhere in this Form 10-K. The operating data for each of the two years in the period ended December 31, 1999 and the balance sheet data as of December 31, 1998, 1999 and 2000 have been derived from our audited consolidated financial statements and related notes that are not included in this Form 10-K.

     You should read the following information together with our audited consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

     You should also consider the following when reading the statement of operations data:

          - All historical amounts have been restated to reflect the classification of (i) our former Printing segment, which was sold in November 1999; (ii) our Direct Mail segment, which was sold in March 2000; (iii) our PM Australia component, which was sold in December 2002; and (iv) our PTS component, which was sold in January 2003, as discontinued operations.

          - The Company believes that, although not prescribed under generally accepted accounting principles ("GAAP"), adjusted EBITDA provides stockholders and potential investors with a valuable measure in evaluating our operating performance. The most directly comparable GAAP measure, operating income (loss), includes depreciation and amortization, non-cash compensation, restructuring charges, loss on sale of properties and impairment charges. Adjusted EBITDA excludes these items because they do not directly influence the ongoing operations of the business. In addition, one of our key financial ratios under our preferred stock agreement is based, in part, on our adjusted EBITDA. It is important to note, however, that not all companies calculate adjusted EBITDA in the same manner, and adjusted EBITDA as presented may not be comparable to similarly titled measures by other companies.

          - Operating expenses include the following charges: (a) impairment of Internet asset charges of $2.1 million in 2000; (b) impairment of other asset charges of $223.4 million, $59.8 million, and $1.1 million in 2002, 2001 and 2000, respectively; (c) restructuring charges of $16.4 million and $18.8 million in 2002 and 2001, respectively (of which $1.0 million and $.09 million are classified with discontinued operations in 2002 and 2001, respectively); and
            (d) loss on sale of properties of $0.9 million in 2002. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for an overview of these items that affect comparability of the financial data in this five-year summary.

          - In 2002, Penton adopted SFAS 142 and recorded a transitional one-time, non-cash goodwill impairment charge of $39.7 million related to two of our reporting units, which are part of our Technology Media segment. The charge was recorded as a cumulative effect of accounting change. See Note 4 -- Goodwill and Other Intangibles in the Notes to the Consolidated Financial Statements appearing elsewhere herein.

          - Amortization of deemed dividend and accretion of preferred stock includes a $42.1 million, one-time, non-cash charge, which was the result of stockholder approval on May 31, 2002 to remove the 10-year mandatory redemption date on our preferred stock. 2002 amounts also include accretion of $2.5 million up to the date of stockholder approval and accrued dividend of $1.5 million from the date of approval to the end of the year. Subsequent to this approval, the Company ceased accretion. See Note 7 -- Mandatorily Redeemable Convertible Preferred Stock in the Notes to the Consolidated Financial Statements, appearing elsewhere herein, for further details.

          - The 2002 benefit for income taxes includes a $36.0 million charge to establish a full valuation allowance for our net deferred tax assets and net operating loss carryforwards. See Note 10 -- Income Taxes in the Notes to the Consolidated Financial Statements appearing elsewhere herein.

          - Penton sold its stock in Jupitermedia Corporation (formerly known as INT Media Group, Inc.) and recognized a gain from its sale of $1.5 million, $110.2 million and $5.9 million in 2002, 2000 and 1999, respectively.

          - The extraordinary item of $0.3 million in 2002 consists of a gain on the purchase of $10.0 million face value of our 10 3/8% senior subordinated notes in March 2002, at prevailing market prices, offset by the write-off of unamortized deferred finance costs associated with the payoff of our term loan A and term loan B facilities. In 1999, the Company recorded an extraordinary item of $8.4 million related to the extinguishment of debt.

          CONSOLIDATED COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

                                                                      YEAR ENDED DECEMBER 31,
(DOLLARS AND SHARES IN THOUSANDS,                   ------------------------------------------------------------
EXCEPT PER SHARE DATA)                                2002         2001         2000         1999        1998
---------------------------------                   ---------    ---------    ---------    --------    ---------
OPERATING RESULTS
  Revenues........................................  $ 235,106    $ 358,871    $ 399,717    $297,272    $ 203,295
  Operating expenses..............................    482,659      440,493      344,444     258,326      177,614
                                                    ---------    ---------    ---------    --------    ---------
  Operating income (loss).........................   (247,553)     (81,622)      55,273      38,946       25,681
  Interest expense................................    (38,193)     (30,487)     (19,485)    (21,622)      (5,492)
  Interest income.................................        768        1,862        5,352         432           --
  Gain on sale of investments.....................      1,491           --      110,210       5,906           --
  Writedown of Internet investments...............        (41)         824       (9,490)         --           --
  Miscellaneous, net..............................       (635)      (2,839)         (45)       (170)         976
  Benefit (provision) for income taxes............     40,514       16,318      (61,790)    (16,065)      (9,442)
                                                    ---------    ---------    ---------    --------    ---------
  Income (loss) from continuing operations........   (243,649)     (95,944)      80,025       7,427       11,723
  Income (loss) from discontinued operations......     (3,252)      (8,163)        (435)      9,196         (833)
  Extraordinary item..............................        277           --           --      (8,413)          --
  Cumulative effect of accounting change..........    (39,700)          --           --          --           --
                                                    ---------    ---------    ---------    --------    ---------
  Net income (loss)...............................   (286,324)    (104,107)      79,590       8,210       10,890
                                                    ---------    ---------    ---------    --------    ---------
  Amortization of deemed dividend and accretion of
     preferred stock..............................    (46,174)          --           --          --           --
                                                    ---------    ---------    ---------    --------    ---------
  Net income (loss) applicable to common
     stockholders.................................   (332,498)    (104,107)      79,590       8,210       10,890
                                                    =========    =========    =========    ========    =========
  Earnings per common share -- basic:
     Income (loss) from continuing operations.....      (8.95)       (3.00)        2.52        0.26         0.54
     Net income (loss) applicable to common
       stockholders...............................     (10.27)       (3.26)        2.51        0.29         0.50
     Basic average share outstanding..............     32,374       31,917       31,730      28,108       21,882
  Earnings per common share -- diluted:
     Income (loss) from continuing operations.....      (8.95)       (3.00)        2.50        0.26         0.54
     Net income (loss) applicable to common
       stockholders...............................     (10.27)       (3.26)        2.49        0.29         0.50
     Diluted average shares outstanding...........     32,374       31,917       32,010      28,209       21,882
  Dividends per common share......................        n/a         0.06         0.12        0.12         0.06
CASH FLOWS AND OTHER DATA
  Cash flows
     Operating....................................  $ (16,684)   $ (20,343)   $   9,240    $ 34,357    $  25,749
     Investing....................................     (2,630)     (27,455)    (111,168)    (27,770)    (271,157)
     Financing....................................      6,029       56,326       83,306      19,879      246,993
  Capital expenditures............................      3,855        7,602       27,272       5,884        5,775
  Depreciation and amortization...................     19,329       44,048       32,811      27,881        7,600
  Adjusted EBITDA.................................     14,503       41,572       93,394      66,827       34,281

                                                                      YEAR ENDED DECEMBER 31,
(DOLLARS AND SHARES IN THOUSANDS,                   ------------------------------------------------------------
EXCEPT PER SHARE DATA)                                2002         2001         2000         1999        1998
---------------------------------                   ---------    ---------    ---------    --------    ---------
AT PERIOD END
  Total assets of continuing operations...........  $ 412,723    $ 700,477    $ 781,757    $805,151    $ 479,301
  Current assets of discontinued operations.......      2,049           --           --       4,228           --
  Total assets....................................    414,772      700,477      781,757     809,379      479,301
  Goodwill and other intangibles..................    284,726      549,941      628,748     451,236      387,612
  Current liabilities of discontinued
     operations...................................      1,050           --           --          --           --
  Total debt......................................    333,137      364,765      302,125     215,000      307,000
  Mandatorily redeemable preferred stock..........     46,174           --           --          --           --
  Redeemable common stock.........................      1,118           --           --          --           --
  Stockholders' equity (deficit)..................    (62,201)     220,530      336,569     402,601       87,489

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Set forth below is a discussion and analysis of our financial condition and results of operations. You should read this discussion and analysis in conjunction with the audited consolidated financial statements of Penton Media, Inc. included elsewhere in this document. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. See "Uncertainty of Forward-Looking Statements" and "Risk Factors" in Item 1 of this annual report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

           INDUSTRY MEDIA                           TECHNOLOGY MEDIA
           Manufacturing                            Internet/Broadband
           Design/Engineering                       Information Technology
           Mechanical Systems/Construction          Electronics
           Supply Chain                             RETAIL MEDIA
           Government/Compliance                    Food/Retail
           Aviation                                 Leisure/Hospitality
           LIFESTYLE MEDIA
           Natural Products

     We believe we have leading media products in each of the industry sectors we serve. We are structured along segment and industry lines rather than by product lines. This enables us to promote our related groups of products, including publications, trade shows and conferences, and online media products to our customers.

     The business-to-business media industry experienced severe declines in 2002 as companies reduced their overall marketing expenditures in response to the global economic slowdown and the resulting pressure on their businesses. Business-to-business magazines serving the industry sectors analyzed in the Business Information Network experienced a year-over-year decline in advertising pages of 15.0%. Advertising pages in technology trade magazines declined by 21.5%, according to Technology Advertising & Branding Report. In addition, trade shows and conferences experienced significant declines in exhibition space and attendance. According to Tradeshow Week, net square footage of trade shows held during 2002 declined 5.3%, while attendance fell 2.2% for the year. Technology trade shows experienced the steepest declines, with net square footage down 15.6%, the number of exhibiting firms down almost 10.0%, and attendance off by 17.0% compared with 2001.

RECENT DEVELOPMENTS

Dispositions

     Discontinued Operations. In December 2002, the Company completed the sale of the assets of PM Australia, which was part of our Technology Media segment, to AJB Publishing Pty Limited for total consideration of approximately $0.1 million. Approximately $0.01 million was paid in cash upon closing, with the remaining consideration due in 12 equal monthly installments starting in July 2003. The cash received from the sale was used to pay down the Company's outstanding credit facility. The related loss on the sale approximates $0.6 million and is included as a component of discontinued operations in the accompanying consolidated statements of operations.

     In January 2003, the Company completed the sale of the assets of its PTS group, which was part of our Industry Media segment, to Cygnus Business Media, Inc. for total consideration of approximately $3.8 million, including a potential earnout of $0.6 million based on reaching certain performance objectives. The cash received from the sale was used to pay down the Company's outstanding credit facility. The Company recognized a gain of approximately $1.0 million on the sale, which was recorded in the first quarter of 2003. The results of PTS are included as a component of discontinued operations in the accompanying consolidated statements of operations.

     Other Dispositions. In December 2002, the Company disposed of four other properties. Three of these properties, Streaming Media, Boardwatch and ISPCON, were part of our Technology Media segment. The other property, A/E/C, was part of our Industry Media segment. The aggregate consideration for these properties was approximately $0.9 million. The cash received from the sales was used to pay down the Company's outstanding credit facility. The sale of the properties resulted in a loss of approximately $0.9 million (which is in addition to the impairment charges already recorded for these properties), and is included in operations as loss on sale of properties in the accompanying consolidated statements of operations, as these properties did not qualify for discontinued operations treatment.

Valuation Allowance

     For 2002, the Company recorded a $36.0 million charge to establish a full valuation allowance for its net deferred tax assets and net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of SFAS 109. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support the reversal of the remaining reserve. Until such time, except for minor foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. See Note 10 -- Income Taxes in the Notes to Consolidated Financial Statements of the Company for additional information regarding income taxes.

Amended Credit Facility

     In January 2003, the Company amended its senior credit facility. The amended agreement permits the Company to sell certain properties in excess of the $5.0 million aggregate limit required by the original amended agreement. In return, the revolving commitment was reduced from $40.0 million to $32.0 million, and at such time as the aggregate sum of the cash and cash equivalents of Penton equals or exceeds $40.0 million, an additional one-time reduction of $10.0 million would be required. In addition, upon the sale of the certain properties as noted above, the revolving commitment would be further reduced by 50% of the aggregate gross proceeds from those sales, up to a maximum of $6.0 million. For all other asset dispositions, the revolver would be reduced by 50% of the aggregate gross proceeds. At December 31, 2002 and January 31, 2003, the revolver commitments under our credit facility were $40.0 million and $20.1 million, respectively. Availability under the commitments, which is subject to the Company's eligible accounts receivable, was $13.5 million (net of $4.5 million outstanding) and $15.0 million, respectively, at December 31, 2002 and January 31, 2003.

     The amended facility permits additional asset sales, transfers, leases, and other dispositions and the issuance of equity interests by our subsidiaries up to a maximum of approximately $3.6 million. The amended facility also increased the maximum commitment fee from 0.50% to 0.75%.

New York Stock Exchange Notification

     While the Company began cutting operating costs aggressively in 2001 and has continued to lower costs throughout 2002, the severity and suddenness of the Company's revenue decline against the backdrop of a severe downturn for the business-to-business media industry have made it difficult to effect a meaningful positive impact on operating income. At mid-year, it became apparent that a widely anticipated recovery for technology markets would not materialize and that a pickup in manufacturing markets had stalled. Penton's business visibility became dramatically impaired as our customers reduced marketing spending, along with capital expenditure and other discretionary spending. The Company's equity trading volume and stock price were negatively impacted by revised guidance and disappointing results as the year progressed.

     On August 15, 2002, we were notified by the New York Stock Exchange (NYSE) that our common stock was "below criteria" for continued listing because the average closing price of our common stock for a consecutive 30-day period prior to notification was below $1.00. On September 9, 2002, the NYSE also notified us that the Company had fallen below the NYSE's standard requiring the average total market capitalization of not less than $15 million over a 30-day trading day period, and requested that the Company provide a business plan demonstrating how it intended to achieve and sustain compliance within 18 months of receipt of the notification.

     On October 24, 2002, the Company submitted its plan to the NYSE outlining how it intended to comply with the listing criteria. On December 5, 2002, the NYSE accepted the Company's proposed business plan, subject to quarterly monitoring for progress against the Company's goals as outlined in the plan. Failure to achieve the plan's financial and operational goals will result in the Company being subject to NYSE trading suspension and delisting.

     In February 2003, Penton's Board of Directors approved a proposal to effect a reverse stock split to be submitted for shareholder approval at the Company's annual meeting, set for June 12, 2003. This corrective share action is part of the plan submitted by Penton to the NYSE to meet the NYSE $1.00 stock price listing requirement.

Preferred Stock Leverage Ratio Event of Non-Compliance

     As of December 31, 2002, the Company's leverage ratio, as previously defined, was 27x, which will result in an event of non-compliance if not cured by March 31, 2003. Under our Series B Convertible Preferred Stock Agreement (the "preferred stock") we are required to maintain a leverage ratio below 7.5 to
1.0. If an event of non-compliance occurs, the holders of a majority of the preferred stock may nominate two additional members to our board of directors. If the event of non-compliance is not cured by the end of the next succeeding quarter, the holders of a majority of the preferred stock then outstanding may elect one less than a minimum majority of our board of directors. The Company is not expected to be able to correct the event of non-compliance within the 90-day cure period. In addition, upon the occurrence of an event of non-compliance, the 5% dividend rate on the preferred stock increases by one percentage point each quarter, up to a maximum rate of 10%, and the conversion price on the preferred stock decreases by $0.76 per quarter up to a maximum reduction of $3.80. The conversion price will adjust to what it would have been absent such event (to the extent of any shares of preferred stock are still outstanding) once the leverage ratio is less than

7.5 to 1.0. The dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5 to 1.0. Under the preferred stock agreement, if the leverage ratio exceeds 7.5 to 1.0 for four consecutive quarters, the preferred stock holders will have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or credit facility. As such, there will not be an acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences do not result in any cash outflow from the Company.

Tax Refund

     In January 2003, the Company received a tax refund of $52.7 million. A portion of the proceeds was used to pay down the $4.5 million outstanding on the Company's credit facility.

2002 REFINANCING EXECUTED TO IMPROVE LIQUIDITY

     The Company's declining cash flows presented liquidity concerns for the Company in late 2001. To address its liquidity risk, the Company executed a three-part refinancing that was completed in March 2002. The refinancing involved the following steps and outcomes:

          - The Company completed a $50.0 million preferred stock placement. See additional details below.

          - The Company secured an amendment of its credit facility. The Company paid down $48.0 million in term debt in exchange for covenant relief and gained unrestricted access to a revolver upon the repayment of the remaining balance on our term loans.

          - The Company completed a $157.5 million senior secured notes offering in March 2002 and used the proceeds to repay the remaining credit facility term loans. The paydown triggered the effectiveness of a $40.0 million asset-based revolver that has no financial covenants. Penton also used the proceeds to repurchase $10.0 million of its Senior Subordinated Notes for 83.75% of par.

     On March 19, 2002, the Company issued 40,000 shares of its Series B Convertible Preferred Stock, par value $0.01 per share (the "preferred stock"), and warrants (the "warrants") to purchase 1,280,000 shares of Penton's common stock, par value $0.01 per share, for $40.0 million in a private placement to institutional investors and their affiliated entities. On March 28, 2002, the Company issued an additional 10,000 shares of preferred stock, par value $0.01 per share, and warrants to purchase an additional 320,000 shares of Penton's common stock, par value $0.01 per share, for $10.0 million to the same group of investors. The net proceeds from the sale of the preferred stock and warrants were used to repay a portion of the term loan indebtedness under our senior credit facility (see Note 6 -- Debt).

     Copies of the amended and restated Series B Convertible Preferred Stock and Warrant Purchase Agreement and the Certificate of Designations (as amended on June 4, 2002 on Form S-3/A) and Form of Warrants Agreement were filed with the Securities and Exchange Commission on March 19, 2002 as exhibits to a Current Report on Form 8-K. The following is a description of the material terms of the preferred stock and warrants, and is qualified in its entirety by reference to that Current Report on Form 8-K and the applicable agreements. Significant terms of the preferred stock are as follows:

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

        - The dividends are payable semiannually in cash only if declared by our board of directors and approved by holders of no less than 75% of the convertible preferred stock then outstanding. The provisions of our debt instruments limit our ability to pay dividends in cash. Currently we have no intention to pay dividends in cash.

        - Shares of preferred stock can be convertible at any time, at each investor's option, into a number of shares of our common stock equal to the liquidation value plus accrued but unpaid dividends, divided by the conversion price. The conversion price will initially be $7.61, and is subject to certain antidilution and other adjustments. Subject to certain restrictions, we have the option to convert the preferred stock at any time.

        - If we fail to comply with specific covenants contained in the preferred stock purchase agreement, the conversion price will be reduced by $0.76 (adjusted for stock splits and similar transactions). Until such failure is no longer in existence, every 90 days the conversion price shall be reduced by an additional $0.76 up to a maximum reduction of $3.80 (adjusted for stock splits and similar transactions). The conversion price will adjust to what it would have been, absent such breach, once the breach is cured.

        - We may redeem the preferred stock at any time, in whole or in part, provided that the redemption price is equivalent to the amount the holders would receive on an as-converted basis using a trailing 30-day period and subject to certain minimum share prices based on the year redeemed.

        - The preferred stock initially entitles the holders to three seats on our board of directors. Upon the occurrence of certain triggering events, the holders may appoint up to one less than a minimum majority of our board of directors or a minimum majority upon the occurrence of certain events of bankruptcy or insolvency. See the further discussion of these triggering events in "Risk Factors."

        - The holders of the convertible preferred stock are entitled to vote on all matters submitted to a vote of our common stockholders.

        - We have registered the common stock issuable upon conversion of the convertible preferred stock and exercise of the warrants.

        - The terms of the convertible preferred stock subject us to various covenants, which, among other things, limit our ability to sell assets, make any restricted payments or restricted investments, enter into various agreements and grant certain options.

        - Warrants were issued to purchase an aggregate of 1.6 million shares of our common stock at an initial exercise price of $7.61 per share, subject to certain antidilution and other adjustments that mirror those applicable to the convertible preferred stock. The warrants are immediately exercisable and expire 10 years after issuance.

     In March 2002, Penton issued $157.5 million of 11 7/8% senior secured notes (the "Secured Notes") due 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally, guaranteed on a senior basis by all of our domestic subsidiaries, which are 100% owned by the Company. We may redeem the Secured Notes, in whole or in part, during the periods October 1, 2005 through October 1, 2006 and thereafter at redemption prices of 105.9375% and 100.0000% of the principal amount, respectively, together with accrued and unpaid interest. In addition, at any time prior to October 1, 2005, up to 35% of the aggregate principal amount of the Secured Notes may be redeemed at our option, within 90 days of certain public equity offerings of our common stock, at a redemption price equal to 111.875% of the principal amount, together with accrued and unpaid interest.

     The Secured Notes were offered at a discount of $0.8 million, which is being amortized using the interest method over the term of the Secured Notes. Net proceeds of $150.1 million were used to pay down $83.6 million of our term loan A facility and $49.0 million of our term loan B facility, and to repurchase $10.0 million of our 10 3/8% senior subordinated notes for $8.3 million (excluding interest). The remaining net proceeds of $9.2 million were used for general corporate purposes. The Secured Notes rank senior in right to all of our subordinated indebtedness, including our 10 3/8% senior subordinated notes due in 2011, and equal in right of payment with all of our other senior indebtedness, which is approximately $0.4 million at December 31, 2002. The Secured Notes contain covenants that, among other things, limit the Company's ability to pay dividends, incur additional debt, sell assets and enter into mergers or consolidations. Our ability to obtain dividends from our subsidiaries is only restricted if we are in default under our debt arrangements or if we have exceeded our limitation of additional indebtedness, as specified in such agreement.

     In March 2002, Penton amended and restated its senior credit facility and repaid in full our term loan A and term loan B facilities from the proceeds received from the sale of preferred shares (see Note 7 -- Mandatorily Redeemable Convertible Preferred Stock), proceeds received from the sale of Jupitermedia Corporation common stock (see Note 5 -- Investments), cash on hand from a tax refund of approximately $12.2 million, and the issuance of $157.5 million in Secured Notes as mentioned above. The amended and restated credit facility provides for a revolving credit facility of up to a maximum amount of $40.0 million. Availability under the revolving credit facility is subject to a borrowing base limited to 80% of eligible receivables. In order to access the revolver, Penton must not have more than $7.5 million of cash and cash equivalents available, must be in compliance with the loan documents and must submit a borrowing base certificate immediately prior to each extension of credit showing compliance with the provisions of the borrowing base. Penton is required to prepay the revolver in the event that it has loans outstanding in excess of the borrowing base, or it has more than $7.5 million in cash and cash equivalents at the end of any month. The amended and restated credit facility has no financial covenants. In connection with the amendment and restatement of the credit facility, the interest rate on the revolving credit facility were increased. In addition, further restrictions were placed on Penton's ability to make certain restricted payments, to make capital expenditures in excess of certain amounts, to incur additional debt and contingent obligations, to make acquisitions and investments, and to sell assets. As noted previously, the senior credit facility was amended in January 2003. See Note 22 -- Subsequent Events.

NON-GAAP FINANCIAL MEASURE

     The Company believes that, although not prescribed under generally accepted accounting principles ("GAAP"), adjusted EBITDA provides stockholders and potential investors with a valuable measure in evaluating our operating performance. The most directly comparable GAAP measure, operating income (loss), includes depreciation and amortization, non-cash compensation, restructuring charges, loss on sale of properties and impairment charges. Adjusted EBITDA excludes these items because they do not directly influence the ongoing operations of the business. In addition, one of our key financial ratios under our preferred stock agreement is based, in part, on our adjusted EBITDA. It is important to note, however, that not all companies calculate adjusted EBITDA in the same manner, and adjusted EBITDA as presented may not be comparable to similarly titled measures by other companies.

     A reconciliation of our operating income (loss) to our adjusted EBITDA for 2002, 2001 and 2000 is as follows (in thousands):

                                                           2002          2001         2000
                                                         ---------     ---------     -------
Operating income (loss)................................  $(247,553)    $ (81,622)     55,273
Restructuring charges..................................     15,436        18,700          --
Impairment of assets...................................    223,424        59,794       1,051
Impairment of Internet assets..........................         --            --       2,095
Non cash compensation..................................      2,979           652       2,164
Loss on sale of properties.............................        888            --          --
Depreciation and amortization..........................     19,329        44,048      32,811
                                                         ---------     ---------     -------
     Adjusted EBITDA...................................  $  14,503     $  41,572     $93,394
                                                         =========     =========     =======

RESULTS OF OPERATIONS

     The following table sets forth our consolidated statement of operations data expressed as a percentage of revenues for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002      2001      2000
                                                              ------     -----     -----
Revenues....................................................   100.0%    100.0%    100.0%
                                                              ------     -----     -----
Operating expenses:
  Editorial, production and circulation.....................    44.2%     41.3%     36.4%
  Selling, general and administrative.......................    50.9%     47.2%     40.7%
  Impairment of Internet assets.............................      --        --       0.5%
  Impairment of other assets................................    95.0%     16.7%      0.3%
  Restructuring charges.....................................     6.6%      5.2%       --
  Loss on sale of properties................................     0.4%       --        --
  Depreciation and amortization.............................     8.2%     12.3%      8.3%
                                                              ------     -----     -----
                                                               205.3%    122.7%     86.2%
                                                              ------     -----     -----
Operating income (loss).....................................  (105.3)%   (22.7)%    13.8%
                                                              ------     -----     -----
Other income (expense):
  Interest expense..........................................   (16.2)%    (8.5)%    (4.9)%
  Interest income...........................................     0.3%      0.5%      1.3%
  Gain on sale of investments...............................     0.6%       --      27.6%
  Writedown of Internet investments.........................      --       0.2%     (2.3)%
  Miscellaneous, net........................................    (0.2)%    (0.7)%      --
                                                              ------     -----     -----
                                                               (15.5)%    (8.5)%    21.7%
                                                              ------     -----     -----
Income (loss) from continuing operations before income
  taxes, extraordinary items and cumulative effect of
  accounting change.........................................  (120.8)%   (31.2)%    35.5%
Benefit (provision) for income taxes........................    17.2%      4.5%    (15.5)%
                                                              ------     -----     -----
Income from continuing operations before extraordinary items
  and cumulative effect of accounting change................  (103.6)%   (26.7)%    20.0%
Discontinued operations.....................................    (1.4)%    (2.3)%    (0.1)%
                                                              ------     -----     -----
Income before extraordinary items and cumulative effect of
  accounting change.........................................  (105.0)%   (29.0)%    19.9%
Extraordinary items, net of taxes...........................     0.1%       --        --
Cumulative effect of accounting change, net of taxes........   (16.9)%      --        --
                                                              ------     -----     -----
Net income (loss)...........................................  (121.8)%   (29.0)%    19.9%
                                                              ======     =====     =====

COMPARISON OF 2002 AND 2001

CONSOLIDATED RESULTS

     The following table summarizes our results of operations for 2002 and 2001.

                                                  2002          2001        VARIANCE
                                                ---------     ---------     ---------
Revenues......................................  $ 235,106     $ 358,871     $(123,765)
                                                =========     =========     =========
Operating expenses............................  $ 482,659     $ 440,493     $  42,166
                                                =========     =========     =========
Loss from continuing operations, before
  extraordinary items and cumulative effect of
  accounting change...........................  $(243,649)    $ (95,944)    $(147,705)
Discontinued operations.......................     (3,252)       (8,163)        4,911
Extraordinary items...........................        277            --           277
Cumulative effect of an accounting change.....    (39,700)           --       (39,700)
                                                ---------     ---------     ---------
Net loss......................................  $(286,324)    $(104,107)    $(182,217)
                                                =========     =========     =========
Net loss applicable to common stockholders....  $(332,498)    $(104,107)    $(228,391)
                                                =========     =========     =========
Net loss per diluted share applicable to
  common stockholders.........................  $  (10.27)    $   (3.26)    $   (7.01)
                                                =========     =========     =========
     Adjusted EBITDA..........................  $  14,503     $  41,572     $ (27,069)
                                                =========     =========     =========
     Adjusted EBITDA margin...................        6.2%         11.6%         (5.4)%
                                                =========     =========     =========

REVENUES

     Total revenues decreased $123.8 million, or 34.5%, from $358.9 million in 2001 to $235.1 million in 2002. The decrease was due primarily to a decrease in trade show and conference revenues of $81.2 million, or 58.9%, from $137.9 million in 2001 to $56.7 million in 2002 and a decrease in publishing revenues of $43.1 million, or 20.7%, from $208.8 million in 2001 to $165.7 million in 2002. Online Media revenues increased $0.6 million, or 4.9%, from $12.1 million in 2001 to $12.7 million in 2002. The significant decrease in our trade show revenues was primarily due to weak performance in our global portfolio of Internet/broadband trade shows held during the year. Our Internet/broadband trade shows sector represented $77.9 million, or 63.0%, of our total revenue decline. In addition, significant declines were also experienced in our electronics, information technology and manufacturing markets, which accounted for an additional $29.3 million, or 23.6% of the total revenue decline. Included in total revenues for 2002 and 2001 were revenues of $7.6 million and $27.2 million, respectively, associated with properties sold in December 2002, which were not classified as discontinued operations.

OPERATING EXPENSE

     Operating expenses increased $42.2 million, or 9.6%, from $440.5 million in 2001 to $482.7 million in 2002. Excluding restructuring charges of $15.4 million and $18.7 million for 2002 and 2001, respectively; impairment of assets of $223.4 million and $59.8 million for 2002 and 2001 respectively; loss on sale of properties of $0.9 million for 2002 and depreciation and amortization charges of $19.3 million and $44.0 million for 2002 and 2001, respectively; operating costs decreased $96.7 million, or 30.5%, from $317.3 million in 2001 to $220.6 million in 2002, although operating expenses as a percentage of revenues increased from 88.4% in 2001 to 93.8% in 2002. The increase in operating expenses as a percentage of revenues was due primarily to the $123.8 million decline in revenues, which was attributable to the impact of the economic downturn on our business, partially offset by the effects from cost reduction initiatives and restructuring activities throughout 2002 and 2001.

Editorial, Production and Circulation

     Editorial, production and circulation expenses decreased to $103.9 million in 2002, compared to $148.4 million in 2001, representing a decrease of $44.5 million, or 30.0%. The decrease was due to the effects of our expense reduction initiatives, including eliminating unprofitable properties, reducing production costs through process improvements and selective reduction in frequency and circulation levels, outsourcing various functions in the organization, and the effects of staff reductions made in the second half of 2001 and in 2002.

     As a percentage of revenues, editorial, production and circulation expenses increased from 41.3% in 2001 to 44.2% in 2002. The increase was due to the general decrease in revenues across all of our products, particularly our Internet/broadband trade shows.

Selling, General and Administrative

     Selling, general and administrative expenses declined $49.9 million, or 29.4%, from $169.6 million in 2001 to $119.7 million in 2002. The decrease was due primarily to cost savings associated with office closings and staff reductions realized from the restructuring actions taken in the second half of 2001 and in 2002.

     As a percentage of revenues, selling, general and administrative expenses increased from 47.3% in 2001 to 50.9% in 2002. The increase was due primarily to lower revenues realized from publications and trade shows, and in particular, our Internet/broadband trade shows.

Depreciation and Amortization

     Depreciation and amortization declined $24.7 million, or 56.1%, from $44.0 million in 2001 to $19.3 million in 2002 due to lower amortization of goodwill resulting from the adoption of SFAS 142 on January 1, 2002.

OTHER INCOME (EXPENSE)

     Interest expense increased $7.7 million from $30.5 million in 2001 to $38.2 million in 2002. The increase reflects the change in our debt structure from a mix of bank and bond debt to primarily bond debt. As a result, the weighted-average interest rates on our debt increased from approximately 8.0% in 2001 to 11.0% in 2002.

     In January 2002, Penton sold its remaining 11.8% ownership interest in Jupitermedia Corporation (formerly known as INT Media Group, Inc.) for $5.8 million and recognized a $1.5 million gain from its sale.

EFFECTIVE TAX RATES

     The effective tax rates for 2002 and 2001 were 14.3% and 14.5%, respectively. The effective tax rates for both years were different from the statutory income tax rate as a result of non-deductible amortization, impaired asset write-downs and disposition of assets.

Discontinued Operations

     Loss from discontinued operations decreased $4.9 million from a loss of $8.2 million in 2001 to a loss of $3.3 million in 2002. Revenues from discontinued operations decreased from $12.7 million in 2001 to $8.7 million in 2002. The revenue decrease was due primarily to the significant economic slowdown, which started in 2001, was further exacerbated by the events of September 11, 2001, and continued through all of 2002. Also, 2001 results include revenues from PM Australia only from the date of its acquisition in May. Included in the loss from discontinued operations for 2002 was $1.0 million related to restructuring charges. The 2001 loss included restructuring charges of $0.09 million and goodwill impairment charges of $9.8 million.

Extraordinary Item, net

     The extraordinary gain of $0.3 million in 2002 consisted of two separate items. In March 2002, we purchased $10.0 million face value of our 10 3/8% senior subordinated notes at prevailing market prices, resulting in a gain of $1.4 million. This gain was offset by the write-off of unamortized deferred finance costs of approximately $1.1 million associated with the payoff of our term loan A and term loan B facilities, which also occurred in March 2002.

Net Loss

     We reported a net loss in 2002 of $286.3 million compared with a net loss of $104.1 million for the same period in 2001. The 2002 results reflect: (i) the elimination of goodwill amortization of approximately $15.3 million, net of taxes, pursuant to our adoption of SFAS 142 on January 1, 2002; (ii) a non-cash transitional goodwill impairment charge of $39.7 million, net of taxes, which is recorded as a cumulative effect of accounting change on the consolidated statements of operations; (iii) a non-cash impairment charge of $203.3 million related to an additional goodwill impairment review as of September 30, 2002;
(iv) a non-cash impairment charge related to other intangible assets of approximately $20.0 million; and (v) a restructuring charge of $16.4 million ($1.0 million of which was reclassified to discontinued operations) related to staff reductions and office closings. Unusual 2001 items include: (i) a non-cash impairment charge of $69.6 ($9.8 million of which was reclassified to discontinued operations) for goodwill writedowns and asset impairments; and (ii) a restructuring charge of $18.8 million ($0.09 million of which was reclassified to discontinued operations) related to the discontinuation of certain media properties, staff reductions and facility closings.

Net Loss Applicable to Common Stockholders

     The net loss applicable to common stockholders of $332.5 million, or $10.27 per diluted share, for 2002 includes $1.5 million in accrued dividends as well as a $42.1 million, one-time, non-cash charge related to the immediate amortization of the beneficial conversion feature, which was the result of stockholder approval on May 31, 2002 to remove the 10-year mandatory redemption date on the preferred stock and $2.5 million of accretion from the date of issuance to the date of stockholder approval. Subsequent to this approval, the Company ceased accretion on the preferred stock and was required to recognize the unamortized beneficial conversion feature of the stock immediately as a charge to capital in excess of par value.

Adjusted EBITDA

     Total adjusted EBITDA decreased $27.1 million, or 65.1%, from $41.6 million in 2001 to $14.5 million in 2002. Adjusted EBITDA margin decreased from 11.6% in 2001 to 6.2% in 2002. The decrease in both our adjusted EBITDA and adjusted EBITDA margin was due primarily to the decrease in our trade show and conference operations of $44.4 million, or 84.8%, from $52.3 million in 2001 to $7.9 million in 2002. Adjusted EBITDA margin for trade shows and conferences decreased from 37.9% in 2001 to 14.0% in 2002. Weak performance in our global portfolio of Internet/broadband trade shows in 2002 represented 172.5% of the total decrease in adjusted EBITDA. These decreases were somewhat offset by a reduction in general and administrative costs of $10.7 million, or 30.9%, from $34.6 million in 2001 to $23.9 million in 2002 as well as an improvement in Online media adjusted EBITDA of $6.4 million from a loss of $3.1 million in 2001 to income of $3.3 million in 2002.

SEGMENTS

     We manage our business based on four operating segments: Industry Media, Technology Media, Lifestyle Media and Retail Media (previously called Other Media). All four segments derive their revenues from publications, trade shows and conferences, and online media products. See Note 17 -- Segment Information, for the definition of adjusted segment EBITDA and a reconciliation of total adjusted segment EBITDA to consolidated income (loss) from continuing operations before income taxes, extraordinary items and cumulative effect of accounting change.

     Financial information by segment for 2002 and 2001, adjusted for discontinued operations, is summarized in the following table (in thousands):

                                                                                     ADJUSTED
                                                                                      SEGMENT
                                                                    ADJUSTED          EBITDA
                                               REVENUES          SEGMENT EBITDA       MARGIN
                                          -------------------   -----------------   -----------
                                            2002       2001      2002      2001     2002   2001
                                          --------   --------   -------   -------   ----   ----
Industry Media..........................  $ 92,380   $113,419   $15,447   $18,761   16.7%  16.5%
Technology Media........................    90,267    195,159       246    33,847    0.3%  17.3%
Lifestyle Media.........................    30,839     29,893    11,144     9,787   36.1%  32.7%
Retail Media............................    21,620     20,400     5,826     4,775   26.9%  23.4%
                                          --------   --------   -------   -------
Total...................................  $235,106   $358,871   $32,663   $67,170
                                          ========   ========   =======   =======

Industry Media

     Our Industry Media segment, which represented 39.3% of total Company revenues for 2002, serves customers in the manufacturing, design/engineering, mechanical systems/construction, government/compliance, supply chain and aviation industries. Revenues for this segment decreased $21.0 million, or 18.5%, from $113.4 million in 2001 to $92.4 million in 2002. The decrease was due primarily to lower revenues from publications of $18.5 million and lower revenues from trade shows and conferences of $2.1 million when comparing 2001 to 2002. The decrease in publication revenues was due primarily to revenue declines in products serving the design/engineering, supply chain, aviation and manufacturing sectors, which were impacted by the downturn in the U.S. economy. These sectors accounted for approximately $18.8 million of the decrease. The remaining decrease in publication revenues was due to declines in a number of our other sectors. Of the decrease in trade show and conference revenues, approximately $2.2 million was due to revenue declines in products serving our manufacturing and construction sectors.

     Adjusted segment EBITDA for Industry Media decreased $3.4 million, or 17.7%, from $18.8 million in 2001 to $15.4 million in 2002. Industry Media publications decreased $6.3 million, while trade shows and conferences decreased $1.3 million. These decreases were partially offset by an increase of $0.6 million in the segment's online media portfolio, as well as a decrease in general and administrative and facility costs of $3.7 million as a result of staff reductions and office closures. Adjusted segment EBITDA margin increased to 16.7% in 2002 from 16.5% in 2001. The improvement in adjusted segment EBITDA margin was due primarily to the decline in general and administrative costs and facility-related costs.

Technology Media

     Our Technology Media segment, which represented 38.4% of total Company revenues in 2002, serves customers in the electronics, information technology and Internet/broadband markets. Revenues for this segment decreased $104.9 million, or 53.7%, from $195.2 million in 2001 to $90.3 million in 2002. The decrease was due primarily to lower revenues from publications of $25.6 million and lower revenues from trade shows and conferences of $80.2 million. Publications in our information technology, and electronics sectors were the most significantly impacted and accounted for 78.2% of the decrease. Our Internet/broadband sector accounted for $77.9 million of the total decrease in trade show revenues. Online revenues increased $1.0 million from $9.5 million in 2001 to $10.5 million in 2002.

     Adjusted segment EBITDA for Technology Media decreased $33.6 million, or 99.3%, from $33.8 million in 2001 to $0.2 million in 2002. Trade shows and conferences accounted for $46.6 million of the decrease. The decrease was partially offset by an increase in the segment's online media portfolio of $4.1 million, an increase in publications of $0.1 million and lower general and administrative and facility costs of $8.8 million, as a result of staff reductions and office closings. The significant adjusted segment EBITDA decline for trade shows and conferences was due primarily to the trade shows revenue declines noted above.

Lifestyle Media

     Our Lifestyle Media segment, which represented 13.1% of total Company revenues in 2002, serves customers in our natural products industry sector. Revenues for this segment increased $0.9 million in 2002 when compared with 2001.

     Adjusted segment EBITDA for the Lifestyle Media segment increased $1.4 million to $11.1 million in 2002. Trade shows and conferences for this segment were flat when compared with 2001. Publications increased $0.5 million, from $1.7 million in 2001 to $2.2 million in 2002. Online media increased $0.8 million from a loss of $0.9 million in 2001 to a loss of $0.1 million in 2002. Adjusted segment EBITDA margins improved from 32.7% in 2001 to 36.1% in 2002, due primarily to stable revenues and cost reduction measure taken.

Retail Media

     Our Retail Media segment, which represented 9.2% of total Company revenues for 2002, serves customers in the food/retail and leisure/hospitality sectors. Revenues for this segment of $21.6 million increased $1.2 million in 2002 when compared with 2001.

     Adjusted segment EBITDA for Retail Media increased $1.0 million, or 22.0%, from $4.8 million in 2001 to $5.8 million in 2002, due primarily to cost reduction efforts. Cost reduction efforts also improved adjusted segment EBITDA margins from 23.4% in 2001 to 26.9% in 2002.

PRODUCTS

     We publish specialized trade magazines, produce trade shows and conferences, and maintain a variety of online media products, including Web businesses and electronic newsletters. Adjusted product EBITDA is calculated similarly to adjusted EBITDA which is previously defined, except that adjusted product EBITDA also excludes general and administrative costs. General and administrative costs include corporate-level costs, as defined previously under Segments, and other general and administrative costs related to product offerings, which cannot be reasonably allocated to each product. Financial information by product for 2002 and 2001 is as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Publishing..................................................   $ 27,145     $ 26,933
Trade shows and conferences.................................      7,940       52,301
Online media................................................      3,317       (3,071)
                                                               --------     --------
  Adjusted product EBITDA...................................     38,402       76,163
General and administrative..................................    (23,899)     (34,591)
                                                               --------     --------
Adjusted EBITDA(1)..........................................   $ 14,503     $ 41,572
                                                               ========     ========

---------------

(1) See non-GAAP financial measures for a reconciliation of adjusted EBITDA to operating income (loss).

     In 2002, adjusted product EBITDA for the Company's publishing operations increased $0.2 million, or 0.8%, when compared with 2001. Adjusted product EBITDA for publications was primarily affected by: (i) a year-over-year increase of approximately $3.3 million related to improvements from our Internet World magazine; (ii) the discontinuation of our Streaming Media and Internet World Asia magazines, which both reported a loss in 2001 for a total of $1.1 million; and (iii) year-over-year improvements of approximately $3.0 million from SQL Server, Netronics, Supply Chain Technology News, Business Finance, Restaurant Hospitality, Food Management and Medical Design News magazines. These increases were partially offset by approximately $7.3 million from magazines such as Windows & .NET, Machine Design, American Machinist, Electronic Design and EE Product News.

     In 2002, adjusted product EBITDA for the Company's trade show and conference operations decreased $44.4 million, or 84.8%, when compared with the same prior-year period. The decline was due primarily to the significant drop in revenues in our Internet/broadband events, with the Internet World Spring, Internet World Fall, Service Networks Spring, Service Networks Fall, Internet World UK, and Internet World Berlin shows accounting for approximately $39.4 million of the decrease.

     Adjusted product EBITDA for the Company's online media operations increased from a loss of $3.1 million for 2001 to income of $3.3 million in 2002. The improvement was due primarily to the elimination of unprofitable online media properties in 2001, organic product development within the Technology Media segment, and year-on-year revenue growth of ongoing products.

     In 2002, general and administrative costs decreased $10.7 million when compared with 2001. The decrease was due primarily to staff reductions and other cost-cutting efforts implemented in the second half of 2001 and in 2002.

COMPARISON OF 2001 AND 2000

CONSOLIDATED RESULTS

     The following table summarizes our results for 2001 and 2000. As previously noted, these 2001 and 2000 results reflect PTS and PM Australia as discontinued operations.

                                                       2001        2000      CHANGE
                                                     ---------   --------   ---------
Revenues...........................................  $ 358,871   $399,717   $ (40,846)
                                                     =========   ========   =========
Operating expenses.................................  $ 440,493   $344,444   $  96,049
                                                     =========   ========   =========
Income (loss) from continuing operations, before
  extraordinary items and cumulative effect of
  accounting change................................  $ (95,944)  $ 80,025   $(175,969)
Discontinued operations............................     (8,163)      (435)     (7,728)
                                                     ---------   --------   ---------
Net income (loss)..................................  $(104,107)  $ 79,590   $(183,697)
                                                     =========   ========   =========
Adjusted EBITDA....................................  $  41,572   $ 93,394   $ (51,822)
                                                     =========   ========   =========
Adjusted EBITDA margins............................       11.6%      23.4%      (11.8)%
                                                     =========   ========   =========

     Operating results for the year ended December 31, 2001 were severely impacted by the downturn in the U.S. economy, and, to a lesser extent, by the slowing of economies throughout Europe and Asia. In particular, results for the fourth quarter of 2001, during which four of our largest trade shows took place, were also adversely impacted by reductions in customers' travel and marketing spending following the terrorist attacks of September 11, 2001. Our technology and manufacturing media portfolios, particularly trade shows and publishing properties serving the Internet/broadband sector, experienced the deepest business decline throughout 2001, particularly in the second half of the year.

     Our revenues decreased $40.8 million, or 10.2%, from $399.7 million in 2000 to $358.9 million in 2001. The decrease was due primarily to a decrease in publishing revenues of $21.3 million, or 9.3%, from $230.1 million in 2000 to $208.8 million in 2001, as well as a decrease in trade show and conference revenues of $25.7 million, or 15.7%, from $163.6 million in 2000 to $137.9 million in 2001. These decreases were offset in part by an increase in online media revenue of $6.1 million, from $6.0 million in 2000 to $12.1 million in 2001. Included in total revenues for 2001 and 2000 were revenues of $27.2 million and $33.4 million, respectively, associated with properties sold in December 2002, which were not classified as discontinued operations.

     Loss from discontinued operations increased $7.8 million from a loss of $0.4 million in 2000 to a loss of $8.2 million in 2001. Revenues from discontinued operations increased from $4.9 million in 2000 to $12.7 million in 2001. The 2000 revenues include revenues from PTS only from the date of its acquisition in

September. No amounts were included in 2000 for PM Australia, as it was acquired in May 2001. Included in the loss from discontinued operations for 2001 was $.09 million related to restructuring charges and $9.8 million related to goodwill impairment.

     We reported a net loss for 2001 of $104.1 million, or $(3.26) per diluted share, compared with income of $79.6 million, or $2.49 per diluted share, in 2000. Excluding unusual items, our net loss was $7.1 million, or $(0.22) per diluted share, in 2001, compared with income of $21.2 million, or $0.66 per diluted share, in 2000. Unusual items in 2001 included restructuring charges of $18.7 million related to the shutdown of certain unprofitable media properties, staff reductions and facility closings, and non-cash charges of $59.8 million related primarily to goodwill writedowns. Discontinued operations of $9.8 million related to PTS and PM Australia were also included in 2001. Unusual items in 2000 included a pre-tax gain of $110.2 million on our sale of Jupitermedia Corporation common stock and investment writedowns and asset impairments of $12.6 million.

     Adjusted EBITDA decreased $51.8 million, or 54.5%, from $93.4 million in 2000 to $41.6 million in 2001. Adjusted EBITDA margins decreased from 23.4% in 2000 to 11.6% in 2001. The decrease in both our adjusted EBITDA and adjusted EBITDA margins was due primarily to a decrease in the adjusted EBITDA for our publishing operations of $24.4 million, or 47.5%, from $51.3 million in 2000 to $26.9 million in 2001; a decrease in the adjusted EBITDA for our trade show and conference operations of $26.5 million, or 33.6%, from $78.8 million in 2000 to $52.3 million in 2001; and an increase in our general and administrative costs of $2.6 million, from $32.0 million in 2000 to $34.6 million in 2001. The decreases in our adjusted EBITDA were somewhat offset by an increase in our adjusted EBITDA for our Online media operations of $3.7 million, from a loss of $6.8 million in 2000 to a loss of $3.1 million in 2001.

OPERATING EXPENSES

Editorial, Production and Circulation

     Editorial, production and circulation expenses grew to $148.4 million in 2001 compared with $145.7 million in 2000, representing an increase of $2.7 million, or 1.9%. The increase was due primarily to a full year of operations for the acquisitions completed in 2000, including Streaming Media, Duke and PM Germany, as well as the acquisitions completed in 2001, including Hillgate. These increases were somewhat offset by the shutdown of our Healthwell.com exchange in February 2002, and our decision not to hold the Internet World Summer and Internet World Canada shows in 2001.

     Editorial, production and circulation expenses increased as a percentage of revenues from 36.4% in 2000 to 41.3% in 2001. The increase was due largely to lower revenues for both magazines and trade shows.

Selling, General and Administrative

     Selling, general and administrative expenses grew $6.8 million, or 4.1%, from $162.8 million in 2000 to $169.6 million in 2001, due primarily to higher selling costs. During the first half of 2001, our spending on marketing and selling increased at a higher rate for trade shows than in the previous year. General and administrative costs increased due to the impact of Duke and Streaming Media acquisitions in September 2000 and higher health benefit costs.

     Selling, general and administrative expenses increased as a percentage of revenues from 40.7% in 2000 to 47.3% in 2001. The increase was due largely to lower revenues for both magazines and trade shows.

Depreciation and Amortization

     Depreciation and amortization increased $11.2 million, or 34.2%, from $32.8 million in 2000 to $44.0 million in 2001. The higher expense was primarily the result of a full year of amortization of goodwill and other intangibles associated with Duke and Streaming Media, which were both acquired in September 2000, as well as increased depreciation associated with capital expenditures related to the corporate headquarters relocation in the fourth quarter of 2000.

OTHER INCOME (EXPENSE)

     Interest expense increased $11.0 million to $30.5 million due to a higher average debt balance outstanding in 2001 compared with 2000. Interest income decreased $3.5 million to $1.9 million due to a decrease in the interest earned on available cash in 2001 compared with 2000. The overall increase in net interest expense was somewhat offset by lower overall interest rates in 2001 compared with 2000.

     In February 2000, Penton sold 2.0 million shares of Jupitermedia Corporation common stock as part of a 3.75 million-share secondary offering. Penton received cash of $113.1 million and recognized a pre-tax gain of approximately $110.2 million. In July 1999, Penton sold approximately 0.5 million shares of Jupitermedia Corporation common stock and recognized a pre-tax gain of approximately $5.9 million.

     In 2000, the Company invested $6.3 million in Cayenta Inc., a provider of e-commerce systems, and $3.4 million in Leisurehub.com, an online business-to-business trading community for the global leisure industry. During 2000, the Company determined that its investments in these Internet-related companies had suffered declines in value that were other than temporary. As a result, the Company recognized losses totaling $9.5 million, reducing its investment in Cayenta Inc. and Leisurehub.com to zero.

     Miscellaneous net expense increased to $2.8 million in 2001, due primarily to minority equity interests and various professional fees related to unsuccessful potential acquisitions that were written off during the year.

EFFECTIVE TAX RATES

     The effective tax rates from continuing operations were a benefit of 14.5% and provision of 43.6% for 2001 and 2000, respectively. The decrease in our effective tax rate was due primarily to our writedown of non-deductible goodwill in 2001.

SEGMENTS

     Financial information by segment for 2001 and 2000, adjusted for discontinued operations, is summarized in the following table (in thousands):

                                                                             ADJUSTED
                                                                              SEGMENT
                                                        ADJUSTED SEGMENT      EBITDA
                                       REVENUE               EBITDA           MARGINS
                                 -------------------   ------------------   -----------
                                   2001       2000      2001       2000     2001   2000
                                 --------   --------   -------   --------   ----   ----
Industry Media.................  $113,419   $137,391   $18,761   $ 28,682   16.5%  20.9%
Technology Media...............   195,159    205,380    33,847     69,652   17.3%  33.9%
Lifestyle Media................    29,893     30,121     9,787      7,495   32.7%  24.9%
Retail Media...................    20,400     26,825     4,775      7,526   23.4%  28.1%
                                 --------   --------   -------   --------
  Total........................  $358,871   $399,717   $67,170   $113,355
                                 ========   ========   =======   ========

Industry Media

     Our Industry Media segment serves customers in the manufacturing, design/engineering, mechanical systems/construction, government/compliance, supply chain and aviation industries. Revenues for the Industry Media segment decreased $24.0 million, or 17.4%, from $137.4 million in 2000 to $113.4 million in 2001. The decrease was due primarily to year-over-year declines across much of the segment's portfolio, which was primarily affected by the slowing economy, with IndustryWeek, Machine Design, American Machinist, New Equipment Digest, Contracting Business and Material Handling Management magazines accounting for $12.5 million of the revenue decrease, and to declines in the Computers in Manufacturing trade show, which accounted for an additional $2.0 million of the decrease. These declines were somewhat offset by: (i) revenue of $0.8 million generated by Medical Design News magazine, which we launched during the year;
(ii) added
revenues of approximately $1.4 million from Contractor magazine, which we acquired in the second quarter of the year, and (iii) year-on-year revenue growth of $0.1 million in the segment's online media business.

     Adjusted segment EBITDA for Industry Media decreased $9.9 million, or 34.6%, from $28.7 million in 2000 to $18.8 million in 2001. Adjusted segment EBITDA margins decreased from 20.9% in 2000 to 16.5% in 2001. The decrease was due primarily to declines in the aforementioned magazines, which accounted for $6.7 million of the decrease, and to declines in the Computers in Manufacturing trade show, which accounted for an additional $1.4 million of the decrease. The Industry Media segment's online media portfolio experienced a modest decline in 2001 compared with 2000.

Technology Media

     Our Technology Media segment serves customers in the electronics, information technology and Internet/broadband industry sectors. Revenues for Technology Media decreased $10.2 million, or 5.0%, from $205.4 million in 2000 to $195.2 million in 2001. The decrease was due primarily to declines in our Internet World Spring, Service Network Spring, Streaming Media West and Internet World Fall trade shows, which accounted for $27.6 million of the decrease, and to declines in the Internet World magazine of $12.6 million. The declines were caused by the slowdown in the U.S. economy and the events of September 11, 2001. Revenue declines were offset in part by: (i) added results of the Streaming Media and PM Germany trade show properties of $5.3 million, which were acquired in 2000; (ii) added results of Duke publications and online media products of $23.8 million, which were acquired in 2000; (iii) several events launched in the year and (iv) added results of the Wireless Developer Conference of $0.5 million, which was acquired in 2001.

     Adjusted segment EBITDA for Technology Media decreased $35.9 million, or 51.4%, from $69.7 million in 2000 to $33.8 million in 2001. Adjusted segment EBITDA margins decreased from 33.9% in 2000 to 17.3% in 2001. Declines mirrored revenue trends for Technology Media publishing, trade shows and conferences and online media products. Overall, 2001 results were severely impacted by the decline in the technology market and the events of September 11, 2001. The Internet World Fall show, originally scheduled for early October at the Jacob K. Javits Convention Center in New York City, had to be rescheduled to December, which impacted attendance. Other fourth-quarter shows were impacted by the slowdown in travel and fear of additional attacks.

Lifestyle Media

     Our Lifestyle Media segment serves customers in the natural products industry sector. Revenues for Lifestyle Media decreased $0.2 million, or 0.8%, from $30.1 million in 2000 to $29.9 million in 2001. Lifestyle Media incurred revenue declines in its publishing and online media products, which were offset in part by increases from trade show events and added properties. Revenues from The Natural Foods Merchandiser and Nutrition Science News declined $1.2 million year-over-year. These declines were offset in part by the added results of $0.9 million from Nutrition Business Journal, which we acquired in February 2001. Trade show and conference revenues grew compared with 2000 by approximately $1.0 million; however, revenues for Natural Products Expo East, held in early October in Washington, D.C., were impacted by travel slowdowns and fear of additional attacks after the events of September 11, 2001.

     Adjusted segment EBITDA for Lifestyle Media increased $2.3 million, or 30.6%, from $7.5 million in 2000 to $9.8 million in 2001. Adjusted segment EBITDA margins increased to 32.7% in 2001 from 24.9% in 2000. The increase was due primarily to the shutdown in 2001 of the Healthwell.com industry exchange Web site.

Retail Media

     Our Retail Media segment serves customers in the food/retail and leisure/hospitality industry sectors. Revenues for Retail Media decreased $6.4 million, or 24.0%, from $26.8 million in 2000 to $20.4 million in 2001. The decrease was due primarily to year-over-year declines of $2.0 million for Convenience Store Decisions, Restaurant Hospitality and Lodging Hospitality magazines, and to declines in the International Leisure Industry Week trade show of $1.9, million caused primarily by the slowdown in the global economy.

     Adjusted segment EBITDA for Retail Media decreased $2.7 million, or 36.6%, from $7.5 million in 2000 to $4.8 million in 2001. Declines followed revenue declines for the publications noted. Results of the International Leisure Industry Week show held in October 2001 were impacted by the economic slowdown in European markets and travel concerns following the September 11, 2001 terrorist attacks.

Products

     We published 65 specialized trade magazines, produced 135 trade shows and conferences, and provided Web sites, electronic newsletters and other online media products, which serve each of the industries in our four business segments. Adjusted product EBITDA is calculated similarly to adjusted EBITDA, which is previously defined, except that adjusted product EBITDA also excludes general and administrative costs. General and administrative costs include corporate-level costs (as defined above) and other general and administrative costs related to product offerings, which cannot be reasonably allocated to each product. Our calculation of adjusted EBITDA by product, restated for discontinued operations, is as follows (in thousands):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Publishing..................................................  $26,933   $51,269
Trade shows and conferences.................................   52,301    78,756
Online media................................................   (3,071)   (6,791)
                                                              -------   -------
     Adjusted product EBITDA................................   76,163   123,234
General and administrative..................................  (34,591)  (29,840)
                                                              -------   -------
Adjusted EBITDA(1)..........................................  $41,572   $93,394
                                                              =======   =======

---------------

(1) See non-GAAP financial measures for a reconciliation of adjusted EBITDA to operating income (loss).

     Adjusted product EBITDA for our publishing operations decreased $24.4 million, or 47.5%, from $51.3 million in 2000 to $26.9 million in 2001. Decreases for our publishing operations were due primarily to the general slowdown in the U.S. economy, which most heavily impacted magazines in our technology and electronics sectors, which accounted for $9.3 million of the decrease. The largest decrease was in our Internet World magazine, which was down $8.2 million. Declines were offset partially by $4.7 million of additional adjusted EBITDA from our Windows 2000 Magazine, iSeries NEWS magazine and other Duke Communications International ("Duke") titles, which were part of our acquisition of Duke in September 2000.

     Adjusted product EBITDA for our trade show and conference operations decreased $26.5 million, or 33.6%, from $78.8 million in 2000 to $52.3 million in 2001. The decrease was due primarily to the decline in our technology sector in 2001 and the events of September 11, 2001, which exacerbated an already difficult business environment. Our Internet World Fall show, which has historically been our biggest show of the year, was originally scheduled to be held at the Jacob K. Javits Convention Center in New York City in early October, but had to be rescheduled to December because of the events of September 11, 2001. Other shows held during the fourth quarter of 2001 were also impacted by the slowdown in travel and fear of additional attacks. These declines were partially offset by: (i) added results from acquired properties, including Streaming Media West; (ii) successful launches, including Internet World Wireless East, ASPCON London, ASPCON Spring, Streaming Media events in Berlin and Europe, Internet World Berlin, and m-Commerce World, which generated $8.4 million of adjusted EBITDA; and (iii) year-on-year growth of approximately $2.6 million from other events, including Internet World UK, ISPCON London, Natural Products Expo West, and Natural Products Expo Europe.

     Adjusted product EBITDA for our online media operations increased $3.7 million, from a loss of $6.8 million in 2000 to a loss of $3.1 million in 2001. Approximately $1.3 million of the improvement was due to the addition of the online media business of Duke, which was acquired in September 2000.

     Our general and administrative costs increased $4.8 million, from $29.8 million in 2000 to $34.6 million in 2001. The increases were due primarily to higher compensation expense, a significant increase in health care costs and acquisitions completed during 2000 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

Analysis of Cash Flows

     Penton's total cash and cash equivalents was $6.8 million at December 31, 2002. Cash used for operating activities was $16.7 million in 2002, which reflects a net loss of $286.3 million and a net working capital decrease of approximately $48.9 million, offset by non-cash charges (primarily asset impairments, cumulative effect of accounting change, depreciation and amortization, and non-cash restructuring charges) of approximately $318.5 million. Cash used by operating activities was $20.3 million for the year ended December 31, 2001. Operating cash flows for 2001 reflect our net loss of $104.1 million and a net working capital decrease of approximately $36.6 million, offset by non-cash charges (primarily depreciation and amortization, non-cash restructuring charges, writedowns of investments and asset impairments) of approximately $120.4 million.

     The decrease in cash used in operating activities in 2002 compared to 2001 was due primarily to decreases in working capital items. The most significant working capital changes in 2002 were attributable to income taxes receivable, accounts payable and accrued expenses, and unearned income. The change in the receivable for income taxes reflects the anticipated receipt of an income tax refund of $52.7 million in January 2003 compared with a refund of $12.2 million in February 2002. The decrease in accounts payable and accrued expenses was due primarily to the timing of vendor and other payments, which can fluctuate based on when particular trade shows are held. The decrease in unearned income was due primarily to the decrease in the volume of trade show business and the timing of exhibitor deposit payments, which were being made closer to their respective show dates. The decrease in operating cash flows in 2001 compared with 2000 was due primarily to the decrease in operating income of $9.5 million, after excluding non-cash charges. The most significant working capital changes in 2001 were attributable to accounts receivable, income taxes receivable, accounts payable, accrued expenses, and unearned income. The accounts receivable decrease reflects lower fourth-quarter sales in 2001 compared with 2000 and the timing of payments received. The receivable for income taxes reflects the losses incurred in 2001 and our ability to carry these losses back to previous years to obtain a refund. The decrease in accounts payable and accrued expenses was due primarily to the timing of vendor and other payments, which can fluctuate based on when particular shows are held, and the decrease in unearned income is due primarily to the timing of vendor payments and related shows, and the decrease in the volume of expected business in 2002.

     Investing activities used $2.6 million of cash in 2002. Capital expenditures of approximately $3.9 million and earnout payments of approximately $5.5 million were offset by proceeds of $5.8 million from the sale of approximately 3.0 million shares of Jupitermedia Corporation common stock as well as proceeds received from the sale of properties in December 2002. Investing activities used $27.5 million of cash in 2001, primarily for capital expenditures, several small acquisitions completed during the first half of the year and earnout payments.

     Financing activities provided $6.0 million of cash in 2002, due to the issuance of our 11 7/8% senior secured notes, the sale of 50,000 shares of Series B mandatorily redeemable convertible preferred stock, amounts drawn under our revolving credit facility, and proceeds received from the repayment of executive loans. These proceeds were primarily offset by the paydown of our senior secured credit facility; the purchase of $10.0 million face value of our 10 3/8% senior subordinated notes at prevailing market prices; the payment of financing fees associated with the amendment to our senior credit facility and the issuance of our senior secured notes, and the payment of the short-term portion of our note payable. Financing activities provided $56.3 million in 2001, primarily from the issuance of our 10 3/8% senior subordinated notes and amounts drawn under our revolving credit facility. These proceeds were partially offset by required quarterly principal payments under our term loans, the paydown of our revolver balance, an additional $20.0 million paydown on our term loans, and the payment of finance fees and dividends in the first half of the year.

Debt Financing Activities

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

     In June 2001, we issued $185.0 million of 10 3/8% senior subordinated notes (the "Subordinated Notes") due June 2011. Interest on the notes is payable semiannually, on June 15 and December 15. The Subordinated Notes are fully and unconditionally, jointly and severally guaranteed, on a senior subordinated basis, by the assets of our domestic subsidiaries, which are 100% owned by the Company, and may be redeemed, in whole or in part, on or after June 15, 2006. In addition, we may redeem up to 35% of the aggregate principal amount of the Subordinated Notes before June 15, 2004 with the proceeds of certain equity offerings. The Subordinated Notes were offered at a discount of $4.2 million. This discount is being amortized using the interest method, over the term of the Subordinated Notes. Costs representing underwriting fees and other professional fees of approximately $1.7 million are being amortized over the term of the Subordinated Notes. The net proceeds of $180.2 million were used to pay down the $136.0 million outstanding balance of the revolving credit facility, $12.8 million of the term loan A facility and $7.2 million of the term loan B facility. The remaining proceeds were used for general corporate purposes. The Subordinated Notes are our unsecured senior subordinated obligations, subordinated in right of payment to all existing and future senior indebtedness, including the senior secured credit facility and the 11 7/8% senior secured notes discussed below.

     The Subordinated Notes are jointly and severally irrevocably and unconditionally guaranteed on a senior subordinated basis by each of our present and future domestic subsidiaries. The indenture governing the Subordinated Notes contains covenants that, among other things, restrict our and our subsidiaries' ability to borrow money; pay dividends on or repurchase capital stock; make certain investments; enter into agreements that restrict our subsidiaries from paying dividends or other distributions, making loans or otherwise transferring assets to us or to any other subsidiaries; create liens on assets; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; and merge, consolidate or sell all or substantially all or our assets and the assets of our subsidiaries. Our ability to obtain dividends from our subsidiaries is restricted only if we are in default under our debt arrangement or if we have exceeded our limitation of additional indebtedness, as specified in such agreement.

     In January 2002, we received $5.8 million in net proceeds from the sale of our remaining investment in Jupitermedia Corporation common stock.

     In March 2002, we entered into an agreement with a group of investors to sell 50,000 shares of Series B Convertible Preferred Stock and warrants to purchase 1.6 million shares of our common stock for $50.0 million. We received gross proceeds of $40.0 million from the sale of 40,000 shares of preferred stock and warrants to purchase 1,280,000 shares of our common stock on March 19, 2002 and gross proceeds of $10.0 million from the sale of 10,000 shares of preferred stock and warrants to purchase 320,000 shares of our common stock on March 28, 2002 (see Note 7 -- Mandatorily Redeemable Convertible Preferred Stock). Net proceeds from the sale of the preferred stock, along with the net proceeds from our recent sale of our Jupitermedia Corporation common stock, and cash on hand from our tax refund were used to repay $48.0 million of amounts outstanding under our term loans.

     In March 2002, Penton issued $157.5 million of 11 7/8% senior secured notes (the "Secured Notes") due in 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally guaranteed, on a senior basis, by all of our domestic subsidiaries, which are 100% owned by the Company, and also the stock of certain subsidiaries. We may redeem the Secured Notes, in whole or in part, during the periods October 1, 2005 through October 1, 2006 and thereafter at redemption prices of 105.9375% and 100.0000% of the principal amount, respectively, together with accrued and unpaid interest to the date of redemption. In addition, at any time prior to October 1, 2005, upon certain public equity offerings of our common stock, up to 35% of the aggregate principal amount of the Secured Notes may be redeemed at our option, within 90 days of such public equity offering, with cash proceeds from the offering at a redemption price equal to 111.875% of the principal amount, together with accrued and unpaid interest to the date of redemption.

     The Secured Notes were offered at a discount of $0.8 million, which is being amortized, using the interest method, over the term of the Secured Notes. Costs representing underwriting fees and other professional fees of $6.6 million are being amortized over the term of the Secured Notes. Net proceeds of $150.1 million were used to pay down $83.6 million of term loan A and $49.0 million of term loan B, and net proceeds of $8.3 million were used to repurchase $10.0 million of our Subordinated Notes. The remaining net proceeds of $9.2 million were used for general corporate purposes. The Secured Notes rank senior in right to all of our senior subordinated indebtedness, including our Subordinated Notes, and equal in right of payment with all of our other senior indebtedness, which is approximately $0.4 million at December 31, 2002. The guarantees are senior secured obligations of each of our subsidiary guarantors and rank senior in right of payment to all subordinated indebtedness of the subsidiary guarantors, including the guarantees of our 10 3/8% Subordinated Notes, and equal in right of payment with all of our senior indebtedness. The notes and guarantees are secured by a lien on substantially all of our assets and those of our subsidiary guarantors, other than specified excluded assets.

     Excluded assets consist of, among other things, the capital stock of Duke Communications International, Inc. and Internet World Media, Inc.; the capital stock of our foreign subsidiaries directly owned by us or the subsidiary guarantors which exceed 65% of the outstanding capital stock or equity interest of such foreign subsidiaries; and all of the capital stock of our other foreign subsidiaries. The indenture governing the Secured Notes contain covenants that, among other things, restrict our and our subsidiaries' ability to borrow money; pay dividends on or repurchase capital stock; make certain investments; enter into agreements that restrict our subsidiaries from paying dividends or other distributions, making loans or otherwise transferring assets to us or to any other subsidiaries; create liens on assets; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; and merge, consolidate or sell all or substantially all of our assets and the assets of our subsidiaries. Our ability to obtain dividends from our subsidiaries is restricted only if we are in default under our debt arrangement or if we have exceeded our limitation of additional indebtedness, as specified in such agreement.

     In March 2002, we amended and restated our senior credit facility and repaid our term loan A facility and our term loan B facility under our senior credit facility from the proceeds received from the sale of preferred shares and the issuance of the $157.5 million in Secured Notes, as noted above. The amended and restated facility provided for a revolving credit facility of up to a maximum amount of $40.0 million. Availability under the revolving credit facility is subject to a borrowing base limited to 80% of eligible receivables. In order to access the revolver, Penton must not have more than $7.5 million of cash and cash equivalents available, must be in compliance with the loan documents and must submit a borrowing base certificate immediately prior to each extension of credit showing compliance with the provisions of the borrowing base. Penton is required to prepay the revolver in the event that it has loans outstanding in excess of the borrowing base, or it has more than $7.5 million in cash and cash equivalents available at the end of any month. The commitment under the amended and restated credit facility decreases by 15% in 2003, 30% in 2004, 35% in 2005, and 20% in 2006. The amended and restated credit facility has no financial covenants. In connection with the amendment and restatement of the credit facility, the interest rate on the revolving credit facility was increased. In addition, further restrictions were placed on Penton's ability to make certain restricted payments, to make capital expenditures in excess of certain amounts, to incur additional debt and contingent obligations, to make acquisitions and investments, and to sell assets. At December 31, 2002, $18.0 million was available under the revolving credit facility and $4.5 million was outstanding. As noted below, the credit facility was further amended in January 2003.

     The repayment of the term loans in March 2002 resulted in a non-cash extraordinary charge of $1.1 million, which had no tax effect, relating to the write-off of unamortized deferred finance costs.

     A change in the rating of our debt instruments by the outside rating agencies would not negatively impact our ability to use our revolver. In September 2002, Moody's Investors Service took the following ratings actions regarding Penton: (i) confirmed of the B3 rating on the Company's $157.5 million 11 7/8% Secured Notes, (ii) downgraded the Company's $171.3 million 10 3/8% Subordinated Notes due 2011 from Caa2 to Ca, (iii) downgraded the Company's senior implied rating from B3 to Caa3, and (iv) downgraded the Company's senior unsecured issuer rating from Caa1 to Ca.

     In December 2002, the Company sold four properties for approximately $0.9 million. The cash was used to pay down borrowings under our revolving credit facility.

     In January 2003, the Company amended its senior credit facility. The amended agreement permits the Company to sell certain properties in excess of the $5.0 million aggregate limit required by the original amended agreement. In return, the revolving commitment was reduced from $40.0 million to $32.0 million and, at such time as the aggregate sum of our cash and cash equivalents equals or exceeds $40.0 million, an additional one-time reduction of $10.0 million would be required. In addition, upon the sale of the certain properties noted above, the revolving commitment would be further reduced by fifty percent of the aggregate gross proceeds from those sales, up to a maximum of $6.0 million. For all other asset dispositions, the revolver would be reduced by 50% of the aggregate gross proceeds. At December 31, 2002 and January 31, 2003, the revolver commitments under our credit facility were $40.0 million and $20.1 million, respectively. Availability under the commitments, which is subject to the Company's eligible accounts receivable, was $13.5 million (net of $4.5 million outstanding) and $15.0 million at December 31, 2002 and January 31, 2003, respectively.

     The amended facility allows for additional asset sales, transfers, leases and other dispositions and the issuance of equity interests by our subsidiaries up to a maximum of approximately $3.6 million. The amended facility also increased the maximum commitment fee from 0.50% to 0.75%.

     The Company has no special purpose entities or off-balance sheet debt, other than operating leases in the ordinary course of business, which are fully disclosed in the footnotes to the consolidated financial statements included elsewhere in this Form 10-K.

Current Liquidity

     In January 2003, the Company received a tax refund of $52.7 million. A portion of the proceeds was used to pay down the outstanding credit facility.

     In January 2003, the Company completed the sale of the assets of its Professional Trade Show group for approximately $3.8 million, including an earnout of $0.6 million. The cash received from the sale was used to pay down the Company's outstanding credit facility.

     Our primary future cash needs will be to fund working capital, debt service, capital expenditures, and our business restructuring charges and related expenses. We expect capital expenditures in 2003 to remain at or near 2002 levels of approximately $3.0 million to $4.0 million, as we continue to restrain our spending as a result of continued economic and business uncertainties. We expect to make cash payments in 2003 related to our business restructuring initiatives of approximately $7.6 million, which is expected to be composed of $4.5 million for employee separation costs, $2.3 million for lease obligations and $0.7 million for other contractual obligations.

     The Company has and continues to implement various cost-cutting programs and cash conservation plans, which involve the limitation of capital expenditures and the control of working capital. We expect these plans to mitigate any future cash flow shortfalls.

     We anticipate adequate liquidity from operations and have available cash on hand to meet all interest payments on our bonds and our other obligations for 2003. We have no principal repayment requirements until maturity of our Senior Secured notes in October 2007. In addition, we have no bank debt (as of January 31, 2003) and no maintenance covenants on our existing bond debt. As noted above, Penton does have access to an asset-based, maintenance-free revolver of up to $20.1 million under its amended credit facility. The revolver had a balance of $4.5 million at December 31, 2002, which was repaid with the proceeds of our tax refund and proceeds from the sale of assets in January 2003.

     Our ability to meet cash operating requirements depends upon our future performance, which is subject to general economic conditions and to financial, competitive, business and other factors, including factors beyond our control. If we are unable to meet our debt obligations or fund our other liquidity needs, we may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities. We cannot assure you that such additional financing will be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants issued, including the conversion price, dividend and liquidation adjustment provisions that could result in substantial dilution to stockholders, the redemption price premiums and board representation rights, could negatively impact our ability to access the equity markets in the future.

     We may from time to time seek to retire our outstanding debt through cash purchases on the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

     The following are summaries of our contractual obligations and other commercial commitments as of December 31, 2002 (in thousands):

                                                       LESS THAN    1 - 3     4 - 5     AFTER 5
                                             TOTAL      1 YEAR      YEARS     YEARS      YEARS
                                            --------   ---------   -------   --------   --------
Senior subordinated notes.................  $175,000    $    --    $    --   $     --   $175,000
Senior secured notes......................   157,500         --         --    157,500         --
Revolving credit facility.................     4,500      4,500         --         --         --
Letter of credit..........................       150        150         --         --         --
Note payable..............................       417         --        417         --         --
Capital lease obligation..................        47         32         15         --         --
Operating leases..........................    44,008      8,180     18,441      9,232      8,155
Unconditional purchase obligations (1)....    29,760      7,905     21,855         --         --
                                            --------    -------    -------   --------   --------
Total.....................................  $411,382    $20,767    $40,728   $166,732   $183,155
                                            ========    =======    =======   ========   ========

---------------

(1) Relates to our printing contract with R.R. Donnelly & Sons Company.

     Penton did not make any cash contributions to its defined benefit pension plan in 2001 or 2002. Based on the current value of the assets in our benefit plans, we do not expect to be required to make any cash contributions in 2003. However, the Company could be required to contribute between $10.0 million and $20.0 million to its defined benefit pension plan by the end of 2007. Future funding requirements are dependent upon factors such as interest rate levels, changes to pension plan benefits, funded status, regulatory requirements for funding purposes, and the level and timing of asset returns as compared with the level and timing of expected benefit disbursements. Due to the presence of significant variables, actual future contributions may differ materially.

     Our sale of common stock under the 401(k) Plan in excess of the number of shares registered by the Company on Form S-8 with the Securities and Exchange Commission under the Securities Act of 1933 (the "unregistered sales") could have a material adverse impact on our financial condition. The unregistered sales do not cause an event of default under the indentures governing our 10 3/8% senior subordinated notes or 11 7/8% senior secured notes or our credit agreement. However, an event of default could occur as an indirect result of the unregistered sales.

     For example, an event of default would occur under (a) the indentures if the unregistered sales were to result in (i) unsatisfied judgements not covered by insurance aggregating in excess of $5 million being rendered against the Company and not stayed, bonded or discharged within 60 days after such judgment became final and nonappealable or (ii) the Company's failure to observe the covenant limiting the Company's ability to make restricted payments (as defined in the indentures) if, for example, the Company made a rescission offer and as a result repurchased shares, which could be considered the payment on account of the purchase, redemption or other acquisition or retirement for value of equity interest (as defined in the indentures) or (b) the credit agreement if the unregistered sales were to result in (i) the Company's failure to observe the covenant limiting the Company's ability to make a restricted payment (as defined in the credit agreement) if, for example, the Company made a rescission offer and as a result repurchased shares, which could be considered the payment by the Company with respect to its equity interests (as defined in the credit agreement), (ii) the Company's inability to file its Form 10-K for the fiscal year ended December 31, 2002, by its due date of March 31, 2003 (which could be cured by filing such Form 10-K within 30 days of the due date), or (iii) a material adverse change in the business, assets, operations, prospects or condition, financial or otherwise, of the Company taken as a whole. The foregoing is not, and no inference should be drawn that the foregoing is, an exclusive list of circumstances that could result in an event of default under the indentures or the credit agreement as a consequence of the unregistered sales. If an event of default occurs, all our indebtedness would be immediately due and payable, and we cannot assure you that our business will generate sufficient cash flow to enable us to service our debt obligations. In addition, we cannot assure you that the Company will be able to obtain alternative sources of funding (See Risk Factors "Our sale of unregistered shares of the Company's common stock under the Company's 401(k) Retirement Savings Plan could have a material adverse effect on our financial condition.")

     We have accounted for approximately 1.1 million shares of our common stock as redeemable common stock as a result of rescission rights that certain of our common stockholders may have as a result of the fact that we may have violated securities laws in connection with the unregistered sales from May 2001 through March 2003 noted above. In such situations, a number of remedies may be available to regulatory authorities and the employees who purchased the common stock, including, without limitation, a right of rescission and other damages that could be imposed by regulatory authorities. Pursuant to the recission rights, employees may be entitled to return their shares to the Company and receive back from us the full price they paid, plus interest. The rescission rights lapse on various dates as prescribed in the securities laws. Although the payments under the rescissionary rights are not anticipated to have a material adverse impact on our financial condition, we have no control over any civil or other damages that regulatory authorities could impose on the Company, the result of which could have a material adverse effect on our financial condition. Please also refer to Note 13 -- Common Stock and Common Stock Award Programs of the consolidated financial statements for further details.

RESTRUCTURING CHARGES

     During 2002, due to the continued effects of an economic slowdown, we continued our implementation of a number of expense reduction and restructuring initiatives to more closely align our cost structure with the current business environment. The cost reduction initiatives have included workforce reductions, elimination of unprofitable properties, and the shutdown or consolidation of certain facilities. In 2002, operating costs were reduced by $96.7 million, or 30.5%, compared with the same period in 2001. Specific actions taken follow:

        - We reduced staffing levels in 2002 by nearly 489 positions through terminations and attrition.

        - We imposed a companywide hiring freeze, as well as a salary freeze for higher-paid employees.

        - We shut down or consolidated more than 30 facilities worldwide.

        - We reduced benefit costs by increasing employee contributions for health care and temporarily suspending the Company match for our defined contribution plan.

        - We eliminated unprofitable properties.

        - We restructured various under-performing events by either eliminating these events or by co-locating them with other events and realigning management structures.

        - We sold non-core and non-strategic properties.

        - We reduced the production cost of various under-performing magazines through process improvements, automation of pre-press work, new printing contracts and selective reduction in frequency and circulation levels.

        - We commenced a plan to centralize all information technology and accounting services.

        - We effectively outsourced various corporate and divisional functions.

     During 2002, we recorded restructuring charges of $16.4 million ($1.0 million of which is classified as discontinued operations), which consisted of approximately $10.4 million related to employee termination benefits, $4.7 million related to non-cancelable obligations under continuing contracts, and the remaining $1.3 million related to other contractual obligations. The following sets forth additional detail concerning the principal components of the charge:

        - Personnel costs of $10.4 million are associated with the elimination of over 316 positions, of which 304 positions and payments of $7.6 million were completed at year-end. Approximately 93% of the positions eliminated were in the United States, with most of the remaining positions from the United Kingdom. Personnel costs include payments for severance, outplacement services and a provision for continued health benefits.

        - Office closure costs of $4.7 million related to the closure in 2002 of an additional nine Penton offices primarily in the United States and include costs associated with existing office spaces under lease. These amounts were offset in part by the reversal of approximately $1.7 million related to lease reserves of $3.4 million recorded in the second half of 2001. At that time no assumptions for subleases were made due to the inherent limitations in estimating the future trends of the real estate market place and the prevailing economy conditions. However, due to continuing efforts by the Company, two subleases were obtained in the first half of 2002, related to the charge in 2001. The Company is actively attempting to sublease all other vacant premises and subleased several additional properties in 2002.

        - Other exit costs include contractual obligations associated with cancellation of trade show venues, hotel contracts and service agreements.

     During 2001, we recorded restructuring charges of $18.8 million ($0.09 million of which is classified as discontinued operations) principally for employee separation and lease obligations. In February 2001, Penton announced a restructuring program with the intent of discontinuing certain Internet operations that had not demonstrated revenue growth, customer acceptance and near-term opportunity for profit. In the second half of 2001, the Company implemented a number of expense reduction and restructuring initiatives to more closely align its cost structure with the business environment at the time. Management made a strategic decision to restructure a number of businesses and support departments, including reducing our overhead infrastructure by consolidating and closing several branch offices, centralizing information technology and outsourcing certain corporate functions.

     The following table summarizes the restructuring charges (net of subleases recorded of $1.7 million in 2002 and reversals of $1.0 million in 2001), the cash payments and the ending accrual balances for the year ended December 31, 2002 (in thousands):

                                              12/31/2001                        12/31/2002
                                               ACCRUAL      2002       CASH      ACCRUAL
DESCRIPTION                                    BALANCE     CHARGES   PAYMENTS    BALANCE
-----------                                   ----------   -------   --------   ----------
Severance, outplacement and other personnel
  costs.....................................   $ 2,283     $10,409   $ 7,569     $ 5,123
Facility closing costs......................     8,402       4,667     2,283      10,786
Other exit costs............................       947       1,285     1,217       1,015
                                               -------     -------   -------     -------
Total.......................................   $11,632     $16,361   $11,069     $16,924
                                               =======     =======   =======     =======

     In 2002 and 2001, restructuring charges of $1.0 million and $0.09 million were classified as part of discontinued operations as these costs related to discontinued properties. The remaining charges are presented as restructuring charges on the accompanying consolidated statement of operations.

     The majority of the severance costs of approximately $3.7 million is expected to be paid by the end of June 2003. The balance of facility costs, which include long-term leases, is expected to be paid through the end of the respective lease terms.

     Within approximately a one-year period the Company expects to realize sufficient savings from its restructuring efforts to recover the employee termination costs. Savings from terminations of contracts and lease costs will be realized over the estimated life of the contracts or leases.

     As a result of the current uncertainty in the economy, the potential for terrorist attacks and the outcome of the war with Iraq, we continue to assess the necessity of additional restructuring charges.

     The liabilities representing the provision for severance, closures and restructuring costs are included in accrued expenses and other long-term liabilities on the consolidated balance sheets.

IMPAIRMENT OF ASSETS AND OTHER UNUSUAL ITEMS

2002

     During the third quarter of 2002, Penton completed its transitional goodwill impairment test for January 1, 2002 and recorded a non-cash charge of $39.7 million to reduce the carrying value of goodwill for two of our seven identified reporting units. Penton utilized a third-party valuation company to determine the fair value of its reporting units. Both of these reporting units are part of the Company's Technology Media segment. The charge is reflected as a cumulative effect of accounting change in the accompanying consolidated statements of operations.

     During the third quarter, a number of events occurred which indicated that a possible impairment of goodwill might exist. These events included lower-than-expected revenues and EBITDA results for the year; a letter from the New York Stock Exchange indicating that the Company had fallen below minimum listing standards; a significant decline in the Company's stock price; and the decision by management to potentially sell or dispose of certain non-core assets. As a result of these triggering events and circumstances, the Company completed an additional Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") impairment review at September 30, 2002. This review resulted in a non-cash charge of approximately $203.3 million, further reducing the carrying value of goodwill for these two reporting units in our Technology Media segment. This charge is reflected as Impairment of Assets in the accompanying consolidated statements of operations. The fair value of the reporting units for the initial and interim impairment test was determined using the income approach, which is similar to the discounted cash flows approach.

     Because of the events noted above, Penton also completed an assessment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), and recorded a non-cash charge of $20.0 million. This charge is also reflected as Impairment of Assets in the accompanying consolidated statements of operations and primarily relates to the write-off of mailing/exhibitor lists and sponsor relationships for properties in our Technology Media segment. The fair value of the asset groups was determined using the income approach, which is similar to the discounted cash flows approach.

2001

     In 2001, in connection with an ongoing review of our portfolio of businesses triggered by the continued decline in the economy, deterioration of the technology markets which we serve, and the negative impact of the September 11, 2001 on our trade show business, we recorded asset and goodwill impairment charges of $69.6 million (of which $9.8 million was reclassified to discontinued operations in the 2001 consolidated statements of operations presented herein) in the second half of 2001. In addition to goodwill writedowns of

$66.4 million, the remaining charge primarily represented the write-off of assets of $1.7 million related to various Web sites that were shut down and $0.9 million related to abandoned circulation software costs.

2000

     In December 2000, we wrote off $2.1 million of impaired assets related to certain internally funded Internet media initiatives. The impaired assets related to certain abandoned projects. In addition, we recorded a non-cash charge of approximately $1.0 million in 2000 to write down the carrying value of certain leasehold improvements, furniture and fixtures, and computer equipment to fair value.

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

SEASONALITY

     We may experience seasonal fluctuations as trade shows and conferences held in one period in the current year may be held in a different period in future years.

INFLATION

     The impact of inflation on our results of operations has not been significant in recent years.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized, but rather will be tested at least annually for impairment. SFAS 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We adopted this statement effective January 1, 2002. See Note 4 -- Goodwill and Other Intangibles.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This Statement, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, there are a number of changes including the removal of goodwill from its scope. The Statement also retains the basic provision of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). However, for long-lived assets held for sale, this Statement introduces the components of an entity (rather than a "segment of a business") approach to determining discontinued operations. A component of an entity has clearly distinguishable operating and financial reporting practices. We adopted this statement effective January 1, 2002. See Note 4 -- Goodwill and Other Intangibles.

     In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002" ("SFAS 145"). The provisions of this Statement related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002, while provisions related to SFAS 13 are effective for transactions occurring after May 15, 2002, and all remaining provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. This Statement eliminates SFAS 4, and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items if they meet the criteria of APB 30. This Statement also rescinded SFAS 64, which was an amendment to SFAS 4. Lastly, this Statement amends SFAS 13, requiring lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements, however, it will lead to the reclassification in 2003 of extraordinary items related to the extinguishment of debt recorded in 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to recognizing the liability at the date of an entity's commitment to an exit plan. This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect that SFAS 146 will have a material effect on our consolidated financial condition or results of operations, but it will impact the timing of charges, which could impact comparability of results among reporting periods.

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value. The initial recognition and measurement provisions of FIN 45 are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. FIN 45 also requires a guarantor to make new disclosures regarding guarantees. The disclosure requirements are effective for financial statements ending after December 15, 2002. No significant changes were required to the Company's disclosures as a result of the issuance of this Interpretation. The Company has a number of indemnification and other clauses in vendor contracts, leases, operating leases, and credit agreements, which are considered to be guarantees under the provision of FIN 45. The clauses primarily relate to contingent payments related to third party claims, taxes, and past performance of the Company. The Company does not consider these guarantees to be probable and the minimum exposure cannot be estimated by the Company.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosures" ("SFAS 148"), which amends FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and are included in the Company's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity must be included in the consolidated financial statements of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created prior to January 31, 2003, this interpretation is effective for the first year or interim period beginning after June 15, 2003. At December 31, 2002, the Company is evaluating the classification of certain investments under FIN 46. However, the Company believes any exposures to be immaterial.

     In April 2001, the EITF Issued No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"), which addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling price or the cost of the product. This issue was further addressed by EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9") issued in September

2001. The Company adopted EITF 00-25 and EITF 01-9 effective January 1, 2002. The adoption of EITF 00-25 and EITF 01-9 did not result in a material reclassification between revenues and operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, intangible assets, income taxes, restructuring, pension benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Collectibility of Accounts Receivable

     In order to record our accounts receivable at their net realizable value, we must assess their collectibility. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts, a review of the aging of our receivables and the current creditworthiness of our customers. We have recorded allowances for receivables that we feel are uncollectible, including amounts for the resolution of potential credit and other collection issues or discrepancies. However, depending on how such potential issues are resolved, or if the financial condition of any of our customers was to deteriorate and their ability to make required payments became impaired, increases in these allowances may be required.

     In 2002, our provision for doubtful accounts charged to expense reflects the continued effects of the economic slowdown that started in 2001. As in 2001, this was particularly true for our Internet/broadband, information technology, telecommunication and electronic market customers, who continue to face difficult market conditions.

     In 2001, our provision for doubtful accounts charged to expense increased significantly over 2000 because of the impact of the global economic slowdown in 2001 on our customers. This was particularly true for our Internet/broadband, information technology and electronic market customers, many of whom signed contracts and submitted deposits in 2000 for our 2001 trade shows, but either declared bankruptcy or, following the events of September 11, 2001, decided not only to cancel their attendance but also refused to fulfill their obligations under the terms of the contract. We attempt to pursue these customers via legal means; however, because many of these companies went out of business or filed for bankruptcy and have little or no assets to liquidate, the collection efforts have not been fully successful.

Impairment of Long-Lived Assets

     We evaluate our long-lived assets for impairment whenever circumstances indicate that an impairment may exist pursuant to the provisions of SFAS 144. Factors indicating that an impairment may exist includes permanent declines in cash flows, continued decreases in utilization of a long-lived asset, or a change in business strategy. The process involves management determining if the cash flows expected to be generated from the use of a long-lived asset (group) and its eventual disposition (undiscounted and without interest charges) are less than the carrying amount of the asset (group). If the criteria is met, the fair value is determined using appropriate assumptions. The determination and calculation of impairment requires management's judgment and estimates, including among other items, establishing asset groupings and determining discount rates.

     During the third quarter of 2002, Penton completed its initial impairment test under SFAS 142 for January 1, 2002 and recorded a non-cash charge of $39.7 million to reduce the carrying value of goodwill for two of our seven identified reporting units. In addition, a number of events occurred during the third quarter which indicated that an additional impairment of goodwill might exist. As a result of these triggering events and circumstances, the Company completed an additional SFAS 142 impairment review at September 30, 2002. This review resulted in a non-cash impairment charge of approximately $203.3 million to further reduce the carrying value of goodwill for the two reporting units, which are part of our Technology Media segment.

     The Company's SFAS 142 evaluations were performed by an independent valuation firm, utilizing assumptions and projections we believe to be reasonable and supportable, and that reflect management's best estimate of projected future cash flows. Considerable judgment was required in selecting discount rates, developing cash flow projections and developing balance sheets for each reporting unit. Slight changes in any of these assumptions could create a material impact on the impairment charge recorded by the Company.

Deferred Tax Asset Valuation

     For 2002, the Company recorded a $36.2 million charge to establish a full valuation allowance for its net deferred tax assets and net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of SFAS 109, which places primary importance on the Company's operating results in the most recent three-year period when assessing the need for a valuation allowance. Although we believe that our results for the last three years were heavily affected by impairments and planned restructuring activities, which were undertaken to right-size our cost structure, the cumulative losses represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Until such time, except for minor foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. See
Note 10 -- Income Taxes in the Notes to Consolidated Financial Statements of the Company for additional information regarding this charge.

Restructuring Reserve

     Restructuring reserves include estimated costs for severance benefits, lease termination expenses and other costs. If the future payments of these costs were to differ from our estimates, we may need to increase or decrease our reserves. Specifically, for leased premises that the Company no longer occupies, management makes certain assumptions as to when or if these premises will be subleased and at what price. Assumptions include the number of years of any sublease, square footage, market trends, property locations, and the price per square foot. These assumptions involve significant judgments and estimations. We have based our assumptions on discussions with brokers and/or parties that have shown interest in the lease.

Divestitures

     Pursuant to SFAS 142, reporting unit level goodwill should be allocated to individual properties that are sold, if these properties qualify as a "business" under EITF Issue No. 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business" ("EITF 98-3"). We undertook a detailed analysis of each property sold to determine if it qualified as a business. Considerable judgment is required to determine if a transferred set of activities possesses all of the criteria for a business under EITF 98-3. In addition, further judgment is required to determine if missing elements (for a business) are major or minor items.

     The allocation of reporting unit goodwill to the individual properties is further affected by whether a business is considered to be integrated. SFAS 142 states that if a business is not integrated, the initial goodwill that was generated upon the acquisition of that business will be included in the computation of the gain or loss on the disposition of that unit. Considerable judgment is required to determine if a particular property has been integrated. Factors such as length of time since acquisition, common management, knowledge sharing, synergies between properties, and shared services such as legal and accounting have to be considered carefully in determining whether a property is integrated. The Company has concluded that all the properties classified as discontinued operations have been integrated, and as such, the goodwill has been allocated to each property sold based on its relative fair value. The difference between the initial goodwill generated upon acquisition and the amount allocated using relative fair value can be material.

     In order for a property to be classified as discontinued operations, it must meet the definition of a component under SFAS 144. A component is defined as a reportable segment, a reporting unit, a subsidiary, an asset group or any group of assets for which there is clearly distinguishable cash flows and such cash flows will be eliminated upon the sale. This assessment requires significant judgment.

Pension Plans

     Assumptions used in determining the projected benefit obligation and the fair value of plan assets for our pension plans are determined by us in consultation with our outside actuary. Changes in assumptions are based upon our historical data, such as the rate of compensation increase and the long-term rate of return on plan assets. Assumptions, including the discount rate and the long-term rate of return on plan assets, are evaluated and updated at least annually. Based upon our evaluation, we have changed the discount rate from 7.25% at December 31, 2001 to 6.75% at December 31, 2002. We use a discount rate 1.0% lower for lump-sum distributions. The discount rate decrease reflects the decrease in Moody's Aa corporate bond yields, which were 7.08% at December 31, 2001 and 6.52% at December 31, 2002. The expected long-term rate of return on plan assets of 9.0% and the rate of compensation increase of 4.0% have remained unchanged between 2001 and 2002. The salary increase rate is a long-term rate based on current expectations of future pay increases. We believe that 4.0% is reasonable. In addition, we believe that the long-term rate of return on plan assets of 9.0% is still reasonable based on the plan's overall past performance.

     In 2002 and 2001, Penton recognized pension income of $1.4 million and $0.1 million, respectively. No cash contributions were made in either year. Penton is expected to recognize pension expense in 2003 of between $1.2 million and $1.7 million based on current expectations and assumptions. A decrease of 0.25% in the discount rate would increase pension expense approximately $0.3 million, while a decrease of 0.25% in the expected return on asset rate would increase pension expense by approximately $0.1 million.

Commitments and Contingencies

     We are subject to legal proceedings related to employment, intellectual property, contract disputes and other matters. In order to determine the amount of reserves required, we assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies is made after analysis of each individual issue and discussion with our legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates and interest rates. We do not enter into financial instruments for trading or speculative purposes. As of December 31, 2002, the Company was exposed to the following market risks:

INTEREST RATE RISK

     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2002, the carrying value of our cash and cash equivalents approximates fair value.

     Our notes receivable earn interest at a variable rate and, thus, expose the Company to interest rate risk. As of December 31, 2002, a hypothetical 10% decrease of the interest rate would have resulted in an immaterial impact on our financial results and cash flows.

     The revolving credit facility bears interest at a variable rate (see Note 6 -- Debt) and, thus, exposes the Company to interest rate risk. As of December 31, 2002, a hypothetical 10% increase in the interest rate would have resulted in an immaterial impact on our financial results and cash flows.

FAIR VALUE RISK

     Our long-term debt consists of senior notes with interest at fixed rates. Consequently, we do not have significant interest rate risk exposure related to our long-term debt. However, the fair value of our senior notes fluctuates with the market, as they are publicly traded.

     The table below provides information about the expected cash flows associated with our long-term debt obligations and their fair value at December 31, 2002 (in thousands):

                                                              EXPECTED MATURITY DATE
                                                         FOR THE YEARS ENDED DECEMBER 31,
                                   -----------------------------------------------------------------------------
                                                                                                          FAIR
                                    2003     2004     2005     2006      2007       2011      TOTAL      VALUE
                                   ------   ------   ------   ------   --------   --------   --------   --------
Long-Term Debt:
  Senior Subordinated Notes.....       --       --       --       --         --   $175,000   $175,000   $ 75,460
    Interest rate...............   10 3/8%  10 3/8%  10 3/8%  10 3/8%    10 3/8%    10 3/8%    10 3/8%
  Senior Secured Notes..........       --       --       --       --   $157,500         --   $157,500   $130,914
    Interest rate...............   11 7/8%  11 7/8%  11 7/8%  11 7/8%    11 7/8%    11 7/8%    11 7/8%

     The Company currently does not manage the fair value risk related to its senior notes.

FOREIGN CURRENCY EXCHANGE RATE RISK

     We maintain assets and operations in the United Kingdom and in various other countries. As a result, we may be exposed to fluctuations in currency rates relative to these markets. At December 31, 2002, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the currencies of foreign countries in which we operate would have resulted in an immaterial impact on our financial results and cash flows.

2001 MARKET RISK

     At December 31, 2001, the senior subordinated notes had a carrying amount of $181.0 million and a fair value of $104.5 million.

     At December 31, 2001, the Company was exposed to interest rate risk due to the variable rate debt outstanding under the senior secured credit facility. The Company managed fluctuations in the variable interest rate through interest rate derivative agreements (see Note 9 -- Hedging Activities). At December 31, 2001, the Company had a liability related to these derivatives of $3.4 million, which represented the fair value of the derivatives. As the senior secured credit facility was paid down in the first quarter 2002 (see Note 6 -- Debt), the Company discontinued hedge accounting for the derivatives instruments. The derivatives expired in the fourth quarter of 2002.

                               PENTON MEDIA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

FINANCIAL STATEMENTS:
Report of Independent Accountants...........................   57
Consolidated Balance Sheets at December 31, 2002 and 2001...   58
Consolidated Statements of Operations for the Years Ended
  December 31, 2002, 2001 and 2000..........................   60
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000..........................   61
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 2002, 2001 and 2000......   62
Notes to Consolidated Financial Statements..................   63

FINANCIAL STATEMENT SCHEDULE:
Consolidated Financial Statement Schedule II -- Valuation
  and Qualifying Accounts...................................  110

     All other schedules have been omitted because the required information is not present, or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Penton Media, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Penton Media, Inc. (the "Company") and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to comply with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002, and adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
February 28, 2003

                               PENTON MEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2002         2001
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  6,771     $ 20,191
  Restricted cash...........................................       677           --
  Accounts receivable, less allowance for doubtful accounts
     of $4,323 and $10,976 in 2002 and 2001, respectively...    34,842       54,357
  Income taxes receivable...................................    53,547       14,750
  Notes receivable..........................................     2,124        2,095
  Inventories...............................................     1,025        1,351
  Deferred tax assets.......................................        --        6,645
  Prepayments, deposits and other...........................     5,094        7,854
  Current assets of discontinued operations.................     2,049           --
                                                              --------     --------
          Total current assets..............................   106,129      107,243
                                                              --------     --------
Property, plant and equipment:
  Land, buildings and improvements..........................     8,878        8,846
  Machinery and equipment...................................    61,935       62,056
                                                              --------     --------
                                                                70,813       70,902
  Less: accumulated depreciation............................    46,896       40,726
                                                              --------     --------
                                                                23,917       30,176
                                                              --------     --------
Other assets:
  Goodwill..................................................   251,972      493,141
  Other intangibles, less accumulated amortization of
     $13,137 and $21,384 in 2002 and 2001, respectively.....    32,754       56,800
  Deferred tax assets.......................................        --        7,468
  Investments...............................................        --        5,649
                                                              --------     --------
                                                               284,726      563,058
                                                              --------     --------
                                                              $414,772     $700,477
                                                              ========     ========

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Senior secured credit facility............................  $   4,500     $ 16,489
  Note payable..............................................         --        2,804
  Accounts payable..........................................      9,464       12,094
  Accrued earnouts..........................................         --        6,572
  Accrued compensation and benefits.........................     11,835       12,411
  Other accrued expenses....................................     24,355       21,707
  Unearned income, principally trade show and conference
     deposits...............................................     23,026       36,939
  Current liabilities of discontinued operations............      1,050           --
                                                              ---------     --------
          Total current liabilities.........................     74,230      109,016
                                                              ---------     --------
Long-term liabilities and deferred credits:
  Senior secured credit facility............................         --      164,098
  Senior secured notes, net of discount.....................    156,797           --
  Senior subordinated notes, net of discount................    171,423      180,957
  Note payable..............................................        417          417
  Net deferred pension credits..............................     13,762       15,140
  Other.....................................................     13,052       10,319
                                                              ---------     --------
                                                                355,451      370,931
                                                              ---------     --------
Commitments and contingencies
Mandatorily redeemable convertible preferred stock, par
  value $0.01 per share; 50,000 shares authorized, issued
  and outstanding; redeemable at $1,000 per share...........     46,174           --

Redeemable common stock, par value $0.01 per share;
  1,068,343 shares issued and outstanding...................      1,118           --

Stockholders' equity (deficit):
  Preferred stock, par value $0.01 per share; 1,950,000
     shares authorized; none issued or outstanding..........         --           --
  Common stock, par value $0.01 per share, 155,000,000
     shares authorized; 31,687,194 and 31,895,621 shares
     issued and outstanding at December 31, 2002 and 2001,
     respectively...........................................        317          319
  Capital in excess of par value............................    229,779      227,245
  Retained earnings (deficit)...............................   (279,600)       6,724
  Notes receivable officers/directors.......................     (9,720)     (10,824)
  Accumulated other comprehensive loss......................     (2,977)      (2,934)
                                                              ---------     --------
                                                                (62,201)     220,530
                                                              ---------     --------
                                                              $ 414,772     $700,477
                                                              =========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 2002         2001        2000
                                                              ----------   ----------   ---------
                                                               (DOLLARS AND SHARES IN THOUSANDS,
                                                                    EXCEPT PER SHARE DATA)
Revenues....................................................  $ 235,106    $ 358,871    $399,717
                                                              ---------    ---------    --------
Operating expenses:
  Editorial, production and circulation.....................    103,894      148,369     145,655
  Selling, general and administrative.......................    119,688      169,582     162,832
  Impairment of Internet assets.............................         --           --       2,095
  Impairment of other assets................................    223,424       59,794       1,051
  Restructuring charges.....................................     15,436       18,700          --
  Loss on sale of properties................................        888           --          --
  Depreciation and amortization.............................     19,329       44,048      32,811
                                                              ---------    ---------    --------
                                                                482,659      440,493     344,444
                                                              ---------    ---------    --------
Operating income (loss).....................................   (247,553)     (81,622)     55,273
Other income (expense):
  Interest expense..........................................    (38,193)     (30,487)    (19,485)
  Interest income...........................................        768        1,862       5,352
  Gain on sale of investments...............................      1,491           --     110,210
  Writedown of Internet investments.........................        (41)         824      (9,490)
  Miscellaneous, net........................................       (635)      (2,839)        (45)
                                                              ---------    ---------    --------
                                                                (36,610)     (30,640)     86,542
                                                              ---------    ---------    --------
Income (loss) from continuing operations before income
  taxes, extraordinary items and cumulative effect of
  accounting change.........................................   (284,163)    (112,262)    141,815
Provision (benefit) for income taxes........................    (40,514)     (16,318)     61,790
                                                              ---------    ---------    --------
Income (loss) from continuing operations before
  extraordinary items and cumulative effect of accounting
  change....................................................   (243,649)     (95,944)     80,025
Discontinued operations:
  Loss from operations of discontinued components (including loss on disposal of $0.6 million in 2002), net of
    taxes...................................................     (3,252)      (8,163)       (435)
                                                              ---------    ---------    --------
Income (loss) before extraordinary items and cumulative
  effect of accounting change...............................   (246,901)    (104,107)     79,590
                                                              ---------    ---------    --------
Extraordinary items, net of taxes...........................        277           --          --
Cumulative effect of accounting change, net of taxes........    (39,700)          --          --
                                                              ---------    ---------    --------
Net income (loss)...........................................   (286,324)    (104,107)     79,590
Amortization of deemed dividend and accretion of preferred
  stock.....................................................    (46,174)          --          --
                                                              ---------    ---------    --------
Net income (loss) applicable to common stockholders.........  $(332,498)   $(104,107)   $ 79,590
                                                              =========    =========    ========
Earnings per common share -- basic:
  Income (loss) from continuing operations applicable to
    common stockholders.....................................  $   (8.95)   $   (3.00)   $   2.52
  Discontinued operations, net of taxes.....................      (0.10)       (0.26)      (0.01)
  Extraordinary items, net of taxes.........................       0.01           --          --
  Cumulative effect of accounting change, net of taxes......      (1.23)          --          --
                                                              ---------    ---------    --------
  Net income (loss) applicable to common stockholders.......  $  (10.27)   $   (3.26)   $   2.51
                                                              =========    =========    ========
Earnings per common share -- diluted:
  Income (loss) from continuing operations applicable to
    common stockholders.....................................  $   (8.95)   $   (3.00)   $   2.50
  Discontinued operations, net of taxes.....................      (0.10)       (0.26)      (0.01)
  Extraordinary items, net of taxes.........................       0.01           --          --
  Cumulative effect of accounting change, net of taxes......      (1.23)          --          --
                                                              ---------    ---------    --------
  Net income (loss) applicable to common stockholders.......  $  (10.27)   $   (3.26)   $   2.49
                                                              =========    =========    ========
Weighted-average number of shares outstanding:
  Basic.....................................................     32,374       31,917      31,730
                                                              =========    =========    ========
  Diluted...................................................     32,374       31,917      32,010
                                                              =========    =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(286,324)  $(104,107)  $  79,590
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Depreciation and amortization........................     19,329      44,048      32,811
       Gain on sale of investments..........................     (1,491)         --    (110,210)
       Loss from discontinued operations....................      3,252       1,064         134
       Extraordinary items..................................       (277)         --          --
       Loss on sale of properties...........................        888          --          --
       Deferred income taxes................................     14,651      (9,773)     (4,379)
       Retirement and deferred compensation plans...........     (1,378)       (102)       (875)
       Provision for losses on accounts receivable..........      8,303       4,372       1,714
       Non-cash restructuring charge........................     10,901      11,632          --
       Asset impairments and writedowns.....................    263,165      68,741      12,636
       Other................................................      1,178         380         571
  Changes in assets and liabilities, excluding effects from
    acquisitions and dispositions:
       Accounts and notes receivable........................     11,183      11,205     (22,817)
       Income tax receivable................................    (38,797)    (14,750)         --
       Inventories..........................................        326        (567)        403
       Prepayments and deposits.............................      2,510       2,762       1,295
       Accounts payable and accrued expenses................    (11,003)    (17,809)      7,531
       Unearned income......................................    (12,863)    (20,134)     12,894
       Other changes, net...................................       (237)      2,695      (2,058)
                                                              ---------   ---------   ---------
         Net cash provided by (used for) operating
           activities.......................................    (16,684)    (20,343)      9,240
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (3,855)     (7,602)    (27,272)
  Acquisitions, including earnouts paid, net of cash
    acquired................................................     (5,527)    (19,853)   (200,996)
  Proceeds from sale of Jupitermedia Corporation stock......      5,801          --     113,100
  Net proceeds from sale of properties......................        951          --       4,000
                                                              ---------   ---------   ---------
         Net cash used for investing activities.............     (2,630)    (27,455)   (111,168)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of mandatorily redeemable
    convertible preferred stock.............................     46,123          --          --
  Proceeds from senior secured notes........................    156,717          --          --
  Proceeds from senior subordinated notes...................         --     180,836          --
  Repurchase of senior subordinated notes...................     (8,375)         --          --
  Proceeds from senior secured credit facility..............      6,000      45,000      91,000
  Repayment of senior secured credit facility...............   (182,087)   (166,538)     (3,875)
  Payment of note payable...................................     (2,804)       (201)         --
  Payment of financing costs................................     (9,814)     (1,657)       (283)
  Employee stock purchase plan payments.....................       (434)       (353)       (209)
  Proceeds from options exercised...........................         --       1,153         473
  Proceeds from repayment of officers/directors loans.......        703          --          --
  Dividends paid............................................         --      (1,914)     (3,800)
                                                              ---------   ---------   ---------
         Net cash provided by financing activities..........      6,029      56,326      83,306
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash.....................       (135)         58        (143)
                                                              ---------   ---------   ---------
         Net increase (decrease) in cash and equivalents....    (13,420)      8,586     (18,765)
Cash and cash equivalents at beginning of period............     20,191      11,605      30,370
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of period..................  $   6,771   $  20,191   $  11,605
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                         ACCUMULATED
                                                  CAPITAL IN                 NOTES          OTHER
                                                  EXCESS OF                RECEIVABLE   COMPREHENSIVE
                                         COMMON      PAR       RETAINED    OFFICERS/       INCOME
                                         STOCK      VALUE      EARNINGS    DIRECTORS       (LOSS)         TOTAL
                                         ------   ----------   ---------   ----------   -------------   ---------
                                                                  (DOLLARS IN THOUSANDS)
Balance at December 31, 1999...........   $313     $214,551    $  36,970    $     --      $150,767      $ 402,601
                                          ----     --------    ---------    --------      --------      ---------
Comprehensive income (loss):
  Net income...........................     --           --       79,590          --            --         79,590
  Other comprehensive income (loss):
    Unrealized loss on securities, at
      fair value.......................     --           --           --          --       (73,323)       (73,323)
    Reclassification adjustment for
      gain realized on securities
      sold.............................     --           --           --          --       (70,272)       (70,272)
    Foreign currency translation
      adjustment.......................     --           --           --          --            95             95
                                                                                                        ---------
    Comprehensive loss.................                                                                   (63,910)
                                                                                                        ---------
Dividends..............................     --           --       (3,815)         --            --         (3,815)
Issuance of common stock:
  Executive loan program...............      4        9,662           --          --            --          9,666
  Contingent shares....................      1        1,428           --          --            --          1,429
  Exercise of stock options............     --        1,014           --          --            --          1,014
  Employee stock purchase plan.........     --         (209)          --          --            --           (209)
Notes receivable officers/directors....     --           --           --     (10,207)           --        (10,207)
                                          ----     --------    ---------    --------      --------      ---------
Balance at December 31, 2000...........   $318     $226,446    $ 112,745    $(10,207)     $  7,267      $ 336,569
                                          ----     --------    ---------    --------      --------      ---------
Comprehensive income (loss):
  Net loss.............................     --           --     (104,107)         --            --       (104,107)
  Other comprehensive income (loss):
    Unrealized loss on securities, at
      fair value.......................     --           --           --          --        (7,202)        (7,202)
    Net loss on cash flow hedges.......     --           --           --          --        (1,439)        (1,439)
    Foreign currency translation
      adjustment.......................     --           --           --          --        (1,560)        (1,560)
                                                                                                        ---------
  Comprehensive loss...................                                                                  (114,308)
                                                                                                        ---------
Dividends..............................     --           --       (1,914)         --            --         (1,914)
Issuance of common stock:
  Exercise of stock options............      1        1,152           --          --            --          1,153
  Employee stock purchase plan.........     --         (353)          --          --            --           (353)
Notes receivable officers/directors....     --           --           --        (617)           --           (617)
                                          ----     --------    ---------    --------      --------      ---------
Balance at December 31, 2001...........   $319     $227,245    $   6,724    $(10,824)     $ (2,934)     $ 220,530
                                          ====     ========    =========    ========      ========      =========
Comprehensive income (loss):
  Net loss.............................     --           --     (286,324)         --            --       (286,324)
  Other comprehensive loss:
    Reclassification adjustment for
      realized gain on securities
      sold.............................     --           --           --          --          (808)          (808)
    Reclassification adjustment of net
      loss on cash flow hedge
      discontinuation..................     --           --           --          --         1,439          1,439
    Foreign currency translation
      adjustment.......................     --           --           --          --          (674)          (674)
                                                                                                        ---------
  Comprehensive loss...................                                                                  (286,367)
                                                                                                        ---------
Issuance of common stock:
  Exercise of deferred shares..........      5        2,972           --          31            --          3,008
  Employee stock purchase plan.........     --         (434)          --          --            --           (434)
  Purchase of treasury stock...........     (1)        (386)          --         387            --             --
  Contingent shares....................      5        1,542           --          --            --          1,547
Warrants issued with preferred stock...     --        4,015           --          --            --          4,015
Amortization of deemed dividend and
  accretion of preferred stock.........     --       (4,068)          --          --            --         (4,068)
Reclassification to redeemable common
  stock................................    (11)      (1,107)          --          --            --         (1,118)
Notes receivable officers/directors....     --           --           --         686            --            686
                                          ----     --------    ---------    --------      --------      ---------
Balance at December 31, 2002...........   $317     $229,779    $(279,600)   $ (9,720)     $ (2,977)     $ (62,201)
                                          ====     ========    =========    ========      ========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS

     Penton Media, Inc., ("Penton" or the "Company") is a leading diversified business-to-business media company that produces market-focused magazines, Web sites, trade shows and conferences. Penton's integrated media portfolio serves the following segments comprising the following market sectors: Industry
Media -- design/engineering, government/compliance, manufacturing, mechanical systems/construction, supply chain and aviation; Technology
Media -- Internet/broadband, information technology and electronics; Lifestyle Media -- natural products; and Retail Media -- food/retail and leisure/hospitality.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Penton and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. All acquisitions have been accounted for under the purchase method of accounting and are included in the consolidated financial statements from their respective dates of acquisition. The consolidated financial statements also include the accounts of all companies where the Company exercises control.

     Investments in companies in which Penton has significant influence, but less than a controlling voting interest, are accounted for under the equity method. Investments in companies in which Penton does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for at market value if the investments are publicly traded. Unrealized gain (loss) on investments accounted for at market value are reported net of tax as a component of accumulated other comprehensive Income
(loss) until the investments are sold, at which time the realized gain (loss) is included in earnings if the Company considers these investments to be available for sale. If the investment is not publicly traded, then the investment is accounted for at cost. At December 31, 2002, Penton does not have any equity investments. Furthermore, our investments classified as available for sale were sold in early 2002 (see Note 5 -- Investments).

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ from these estimates.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash and cash equivalents include primarily cash on hand and short-term investments. Short-term investments that have an original maturity of three months or less are considered cash equivalents. At December 31, 2002, the Company had $0.7 million of restricted cash balances, related primarily to cash received for license fees for trade shows to be held in 2003.

BAD DEBT

     The Company establishes its credit policies based on an ongoing evaluation of its customers' credit worthiness and competitive market conditions, and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at December 31, 2002.

                               PENTON MEDIA, INC.

INVENTORIES

     Inventories, which consist primarily of paper stock, are stated at the lower of cost or market, cost being determined on the basis of the last-in, first-out ("LIFO") method. The difference between cost determined on a LIFO basis and a first-in, first-out basis was insignificant at December 31, 2002 and 2001.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Penton records depreciation using the straight-line method over the following estimated useful lives:

Computer equipment and software...........  3-5 years
Furniture, fixtures and equipment.........  3-10 years
Leasehold improvements....................  Estimated useful lives or lease term, whichever is shorter

     Depreciation expense was $8.8 million, $9.6 million and $6.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Maintenance and repair expenditures are charged to appropriate expense accounts in the period incurred; replacements, renewals and betterments are capitalized. Upon sale or other disposition of property, the cost and accumulated depreciation of such properties are eliminated from the accounts, and the gains or losses thereon are reflected in operations.

GOODWILL, OTHER INTANGIBLE ASSETS AND LONG-LIVED ASSETS

     The Company adopted Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002. Goodwill and certain other intangible assets having indefinite lives, which were previously amortized on a straight-line basis over the periods benefited, are no longer being amortized to earnings, but instead are subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if events occur or circumstances change that could indicate a reduction in the fair value of a reporting unit below its carrying amount.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"), requires long-lived assets to be grouped with other assets and liabilities at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities. An impairment exists only if the carrying amount of the long-lived assets, or group, is not recoverable and exceeds its fair value. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Intangible and other long-lived assets are reviewed for impairment whenever events and circumstances indicate that the carrying amount may not be recoverable pursuant to SFAS 144. In reviewing for impairment, the Company compares the undiscounted cash flows generated by such assets to the carrying value of such assets. If the total of cash flows is less than the carrying amount, the Company compares the carrying value of such assets to the fair value determined using the income approach, which is similar to the discounted cash flows approach. Impairment is recognized equal to the difference between the asset's fair value and its carrying amount.

DEFERRED FINANCING COSTS

     Costs incurred in obtaining long-term financing are included in other intangibles in the accompanying consolidated balance sheets, and are amortized over the terms of the related indebtedness.

                               PENTON MEDIA, INC.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivatives from time to time to manage the exposures to changes in the interest rates on its floating-rate borrowings. The Company does not enter into derivative financial instruments for speculative or trading purposes.

     In January 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative, and its designation as a hedge. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative qualifies as a hedge under SFAS 133, the change in the fair value of the derivative either offsets the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or is recognized in accumulated other comprehensive income
(loss) until the hedged item impacts earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, is immediately recognized in earnings.

     When a designated hedged item matures, is sold or extinguished, or is terminated, or a hedged anticipated transaction is no longer probable, any amounts deferred in Accumulated Other Comprehensive Income (Loss) are reclassified to earnings in the period the Company discontinues hedge accounting.

REVENUE RECOGNITION

     Advertising revenues from Penton's trade magazines are recognized in the month the publications are mailed. Amounts received in advance of trade shows and conferences are deferred and recognized in the month the events are held. Web site revenues, which include primarily advertising revenues, are recognized on a straight-line basis over the contract term as services are provided ratably over the term of the contract. Licensing revenues are recognized as earned.

ADVERTISING AND PROMOTION EXPENSES

     Advertising and promotion costs are expensed as incurred. These costs amounted to $11.9 million, $24.5 million and $21.3 million in 2002, 2001 and 2000, respectively.

INCOME TAXES

     Income taxes are accounted for using the asset and liability method pursuant to the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS 109. In accordance with that standard, the Company recorded a valuation allowance for its net deferred tax assets and net operating loss carryforwards of $36.2 million as of December 31, 2002. See
Note 10 -- Income Taxes for additional information regarding income taxes.

TRANSLATION OF FOREIGN CURRENCIES

     The functional currency of Penton's foreign operations is their local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. dollars at the rates of exchange at December 31, 2002

                               PENTON MEDIA, INC.

and 2001; income and expense are translated at the average rates of exchange prevailing during the applicable year. There were no significant foreign currency transaction gains or losses in 2002, 2001 or 2000. The effects of translation are included in accumulated other comprehensive income (loss) in stockholders' equity (deficit).

STOCK OPTION PLANS

     At December 31, 2002, the Company has various stock-based compensation arrangements (see Note 13 -- Common Stock and Common Stock Award Programs). The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. For stock option plans, no compensation is recognized, as all grants are issued at market value of the Company's stock.

     The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS 148") (in thousands, except per share data):

                                                        2002        2001       2000
                                                      ---------   ---------   -------
Net income (loss) applicable to common stockholders:
  As reported.......................................  $(332,498)  $(104,107)  $79,590
  Total stock-based compensation expense determined
     under fair value based method for all awards,
     net of related tax effects.....................     (1,687)     (3,354)   (2,184)
                                                      ---------   ---------   -------
  Pro forma.........................................  $(334,185)  $(107,461)  $77,406
                                                      =========   =========   =======
Basic earnings per share:
  As reported.......................................  $  (10.27)  $   (3.26)  $  2.51
  Pro forma.........................................  $  (10.32)  $   (3.37)  $  2.44
Diluted earnings per share:
  As reported.......................................  $  (10.27)  $   (3.26)  $  2.49
  Pro forma.........................................  $  (10.32)  $   (3.37)  $  2.42

EARNINGS PER SHARE

     Basic earnings per share are based upon the weighted-average number of common shares outstanding and the fully vested weighted-average contingently issuable shares. Diluted earnings per share assume the exercise of all options that are dilutive, whether exercisable or not.

     The redeemable preferred stock is a participating security, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the redeemable preferred stock as if the redeemable preferred stock had been converted into common stock. Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share," requires that the redeemable preferred stock be included in the computation of basic earnings per share if the effect of inclusion is dilutive. The Company's accounting policy requires the use of the two-class method for its participating securities for earnings per share calculations. To the extent not included in basic earnings per share, the redeemable preferred stock is considered in the diluted earnings per share calculation under the "if-converted" method.

                               PENTON MEDIA, INC.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized, but rather will be tested at least annually for impairment. SFAS 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We adopted this statement effective January 1, 2002 (see Note
4 -- Goodwill and Other Intangibles).

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). This statement, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121"), provides a single accounting model for long-lived assets to be disposed of. Although SFAS 144 retains many of the fundamental recognition and measurement provisions of SFAS 121, there are a number of changes, including the removal of goodwill from its scope. The statement also retains the basic provision of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). However, for long-lived assets held for sale, this statement introduces the "components of an entity" (rather than a "segment of a business") approach to determine discontinued operations. A component of an entity has clearly distinguishable operating and financial reporting practices. We adopted this statement effective January 1, 2002. See
Note 3 -- Acquisitions and Disposals and Note 4 -- Goodwill and Other
Intangibles.

     In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002" ("SFAS 145"). The provisions of this statement related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002, while provisions related to SFAS 13 are effective for transactions occurring after May 15, 2002, and all remaining provisions of this statement shall be effective for financial statements issued on or after May 15, 2002. This statement eliminates SFAS 4 and, as a result, gains and losses from extinguishment of debt should be classified as extraordinary items if they meet the criteria of APB 30. This statement also rescinds SFAS 64 , which was an amendment to SFAS 4. Lastly, this statement amends SFAS 13, requiring lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements, however, it will lead to the reclassification in 2003 of extraordinary items related to the extinguishment of debt recorded in 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to recognizing the liability at the date of an entity's commitment to an exit plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect that SFAS 146 will have a material effect on our consolidated financial condition or results of operations but it will impact the timing of charges, which could impact comparability of results among reporting periods.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value. The initial recognition and measurement provisions of FIN 45 are applicable, on a prospective basis, to guarantees issued or modified after

                               PENTON MEDIA, INC.

December 31, 2002. FIN 45 also requires a guarantor to make new disclosures regarding guarantees. The disclosure requirements are effective for financial statements ending after December 15, 2002. No significant changes were required to the Company's disclosure as a result of the issuance of the Interpretation. The Company has a number of indemnification and other clauses in vendor contracts, leases, operating leases, and credit agreements, which are considered to be guarantees under the provision of FIN 45. The clauses primarily relate to contingent payments related to third party claims, taxes, and past performance of the Company. The Company does not consider these guarantees to be probable and the minimum exposure cannot be estimated by the Company.

     In December 2002, the FASB issued SFAS 148, which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, and were adopted by the Company in these financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created prior to January 31, 2003, this interpretation is effective for the first year or interim period beginning after June 15, 2003. At December 31, 2002, the Company is evaluating the classification of certain investments under FIN 46. However, the Company believes any exposure will be negligible.

     In April 2001, the EITF issued No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"), which addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling price or the cost of the product. This issue was further addressed by EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"), issued in September 2001. The Company adopted EITF 00-25 and EITF 01-9 effective January 1, 2002. The adoption of EITF 00-25 and EITF 01-9 did not result in a material reclassification between revenues and operating expenses.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

NOTE 3 -- ACQUISITIONS AND DISPOSALS

     During 2001 and 2000, the Company completed 17 acquisitions that were accounted for using the purchase method of accounting. There were no acquisitions in 2002.

     At December 31, 2002, Penton had no amounts accrued for contingent consideration. During 2002, total cash payments of $5.5 million were made for contingent consideration and the Company issued $1.5 million in shares of common stock (527,951 shares). Contingent payments earned are recorded as additional goodwill, pursuant to the provisions of EITF No. 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," and tested for impairment under SFAS 142.

                               PENTON MEDIA, INC.

     At December 31, 2002, the remaining maximum potential liability for future contingent consideration is approximately $16.1 million. Contingent consideration is payable based on achieving specified performance goals, such as reaching certain revenue or EBITDA levels. The earnout period for $0.4 million of the total contingent consideration expired on January 31, 2003, and $15.7 million expires on December 31, 2003.

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

2000 ACQUISITIONS

     In September 2000, Penton acquired the stock of Duke Communications International ("Duke") for $100.0 million in cash plus contingent consideration of up to $50 million based on the achievement of specified business targets through 2003. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $103.3 million. Duke is a leading integrated media company serving the Windows 2000 and AS/400 operating systems markets.

     In September 2000, Penton acquired the assets of Professional Trade Shows ("PTS") for $17.0 million in cash. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $16.1 million. PTS produces regional trade shows for the plant engineering and maintenance, material handling, buildings and facilities maintenance, design engineering, and machine tool industries. As noted below, PTS was sold in January 2003.

     In September 2000, Penton acquired the stock of Streaming Media, Inc. for $65.0 million in cash plus contingent consideration of up to $35 million based on the achievement of specified business targets in 2001. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $62.9 million. Streaming Media is an integrated media company serving the streaming media market. No amounts were paid in 2002 or 2001 pursuant to the contingent consideration provisions of the acquisition. As noted below, Streaming Media was sold in December 2002.

     In 2000, the Company also completed the acquisitions of five smaller companies for an aggregate purchase price of approximately $3.8 million in cash, with potential contingent consideration of up to $4.4 million based on the achievement of specified business targets through 2003. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $3.7 million.

DISPOSALS

     As a part of management's plan to sell non-core, non-strategic properties that were not demonstrating revenue growth or near-term opportunity for profit, the Company disposed of six properties in fourth quarter 2002 and first quarter 2003.

     In December 2002, the Company disposed of the net assets of Penton Media Australia ("PM Australia") for approximately $0.01 million in cash upon closing and $0.1 million due in 12 equal monthly installments starting in July 2003. The sale resulted in a loss of approximately $0.6 million. PM Australia was part of our Technology Media segment. The results of PM Australia are reported as discontinued operations for all periods presented.

     As of December 31, 2002, the net assets of our PTS group were classified as held for sale. They were disposed of in January 2003 for approximately $3.8 million, including an earnout of $0.6 million based on reaching certain performance objectives. The sale resulted in a gain of approximately $1.0 million, which was

                               PENTON MEDIA, INC.

recorded in first quarter 2003. The PTS group was part of our Industry Media segment. The results of PTS are reported as discontinued operations for all periods presented.

     In March 2000, the Company completed the sale of the net assets of its Direct Mail operations for $4.0 million in cash. The sale resulted in a loss of $1.1 million, which was recognized in 1999. Included in the operating results for the discontinued components above is a loss of $0.09 million in 2000 related to the Direct Mail operations.

     Operating results for the discontinued components, which include PM Australia, PTS and our Direct Mail segment for 2002, 2001 and 2000 are as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002       2001      2000
                                                          -------   --------   ------
Revenues................................................  $ 8,719   $ 12,681   $4,854
                                                          =======   ========   ======
Loss before income taxes................................  $(2,696)  $(12,052)  $ (581)
Benefit for income taxes................................       --      3,889      231
Loss on sale of PM Australia............................     (556)        --       --
Loss on sale of Direct Mail segment.....................       --         --      (85)
                                                          -------   --------   ------
Loss from discontinued operations.......................  $(3,252)  $ (8,163)  $ (435)
                                                          =======   ========   ======

     In addition to the above components, the Company recognized a $0.9 million loss included in operating expenses as loss on sale of properties related to the sale of four properties in December 2002, including Streaming Media, Boardwatch and ISPCON, which were part of our Technology Media segment, and AEC, which was part of our Industry Media segment. The aggregate consideration for these properties was approximately $0.9 million in cash.

     At December 31, 2002, assets and liabilities related to PTS were classified separately on the consolidated balance sheets as current assets of discontinued operations and current liabilities of discontinued operations, respectively. The carrying amounts of the major classes of assets and liabilities included in these balances are as follows:

                                                               DECEMBER 31,
                                                                   2002
                                                               ------------
Goodwill....................................................      $  959
Other intangibles, net......................................         759
Other assets................................................         331
                                                                  ------
Current assets of discontinued operations...................      $2,049
                                                                  ======
Unearned revenue............................................      $1,050
                                                                  ------
Current liabilities of discontinued operations..............      $1,050
                                                                  ======

NOTE 4 -- GOODWILL AND OTHER INTANGIBLES

     During the third quarter of 2002, Penton completed its initial impairment test for January 1, 2002 and recorded a non-cash charge of $39.7 million to reduce the carrying value of goodwill for two of our seven identified reporting units. Penton utilized a third-party valuation company to determine the fair value of the reporting units. Both of these reporting units are part of the Company's Technology Media segment. The charge is reflected as a cumulative effect of accounting change in the accompanying consolidated statements of operations.

                               PENTON MEDIA, INC.

     During the third quarter, a number of events occurred that indicated an additional possible impairment of goodwill might exist. These events included our determination in July of lower-than-expected revenues and adjusted EBITDA results for the year; a letter from the New York Stock Exchange indicating that the Company had fallen below minimum listing standards; a significant decline in the Company's stock price; and the decision by management to potentially sell or dispose of certain non-core assets. As a result of these triggering events and circumstances, the Company completed an additional SFAS 142 impairment review at September 30, 2002. This review resulted in a non-cash charge of approximately $203.3 million to further reduce the carrying value of goodwill for these two reporting units in our Technology Media segment. This charge is reflected as an impairment of assets in the accompanying consolidated statements of operations. The fair value of the reporting units for the initial and interim impairment test was determined using the income approach, which is similar to the discounted cash flows approach. The Company has selected September 30 of each year to perform its annual impairment review.

     A summary of changes in the Company's goodwill during 2002, by business segment, is as follows (in thousands):

                                                                GOODWILL
                       -------------------------------------------------------------------------------------------
                            BALANCE        CUMULATIVE EFFECT OF   ACTIVITY AND                        BALANCE
                       DECEMBER 31, 2002    ACCOUNTING CHANGE       EARNOUTS       IMPAIRMENTS   DECEMBER 31, 2001
                       -----------------   --------------------   ------------     -----------   -----------------
Industry Media.......      $ 37,237              $     --            $ (959)(1)     $      --        $ 36,278
Technology Media.....       336,790               (39,700)            2,790(2)       (203,300)         96,580
Lifestyle Media......        84,924                    --                --                --          84,924
Retail Media.........        34,190                    --                --                --          34,190
                           --------              --------            ------         ---------        --------
Total................      $493,141              $(39,700)           $1,831         $(203,300)       $251,972
                           ========              ========            ======         =========        ========

---------------

(1) Represents goodwill related to the PTS group that was reclassified to current assets of discontinued operations on the consolidated balance sheet.

(2) Consists of acquisition costs reclassified to goodwill and adjustments for contingent consideration.

     Because of the events just noted, Penton also completed an assessment in accordance with SFAS 144, and recorded a non-cash charge of $20.0 million. This charge is reflected as an impairment of assets in the accompanying consolidated statements of operations, and relates primarily to the write-off of mailing/ exhibitor lists and sponsor relationship for properties in our Technology Media segment. The fair value of the asset groups was determined using the income approach, which is similar to the discounted cash flows approach.

     Triggered by the continued decline in the economy and the negative impact of the September 11, 2001 catastrophe, Penton recorded asset and goodwill impairment charges of $69.6 million in the second half of 2001. In addition to goodwill writedowns of $66.4 million, the remaining charges represent primarily the write-off of assets of $1.7 million related to various Web sites that were shut down and $0.9 million related to abandoned circulation software costs. Asset impairment charges of $9.7 million in the third quarter included the writedown of goodwill by $7.1 million on five small acquisitions, $1.7 million for various Web sites that were shut down and $0.9 million of abandoned circulation software costs. Asset impairment charges of $59.6 million in the fourth quarter of 2001 included primarily the writedown of goodwill related to eight acquisitions. In 2002, approximately $9.8 million of the 2001 impairment charge was reclassified to discontinued operations.

     In December 2000, the Company wrote off $2.1 million of impaired assets related to certain internally funded Internet media initiatives. The impaired assets related to certain abandoned projects. In addition, the

                               PENTON MEDIA, INC.

Company recorded approximately $1.0 million non-cash charge in 2000 to write down the carrying value of certain leasehold improvements, furniture and fixtures, and computer equipment to fair value.

     A reconciliation of the reported net loss applicable to common stockholders and net loss applicable to common stockholders per common share to the amounts adjusted for the exclusion of amortization of goodwill as of December 31, 2002, 2001 and 2000, respectively, had the provisions of SFAS 142 been applied on January 1, 2000 are as follows (in thousands, except per share data):

                                                               FOR THE YEARS
                                                            ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2002        2001       2000
                                                      ---------   ---------   -------
Net income (loss)...................................  $(286,324)  $(104,107)  $79,590
Goodwill amortization, net of taxes.................         --      16,425    13,046
                                                      ---------   ---------   -------
Adjusted net income (loss)..........................   (286,324)    (87,682)   92,636
Amortization of deemed dividend and accretion of
  preferred stock...................................    (46,174)         --        --
                                                      ---------   ---------   -------
Adjusted net income (loss) applicable to common
  stockholders......................................  $(332,498)  $ (87,682)  $92,636
                                                      =========   =========   =======
Basic earnings per share:
  Net income (loss) applicable to common
     stockholders...................................  $  (10.27)  $   (3.26)  $  2.51
  Goodwill amortization, net of taxes...............         --        0.51      0.41
                                                      ---------   ---------   -------
  Adjusted net income (loss) applicable to common
     stockholders...................................  $  (10.27)  $   (2.75)  $  2.92
                                                      =========   =========   =======
Diluted earnings per share:
  Net income (loss) applicable to common
     stockholders...................................  $  (10.27)  $   (3.26)  $  2.49
  Goodwill amortization, net of taxes...............         --        0.51      0.41
                                                      ---------   ---------   -------
  Adjusted net income (loss) applicable to common
     stockholders...................................  $  (10.27)  $   (2.75)  $  2.90
                                                      =========   =========   =======
Weighted-average shares outstanding:
  Basic.............................................     32,374      31,917    31,730
                                                      =========   =========   =======
  Diluted...........................................     32,374      31,917    32,010
                                                      =========   =========   =======

     Identifiable intangible assets, exclusive of goodwill, as of December 31, 2002, are recorded in other intangibles in the consolidated balance sheets and comprise the following (in thousands):

                                                         GROSS                      NET
                                                        CARRYING   ACCUMULATED     BOOK
                                                         VALUE     AMORTIZATION    VALUE
                                                        --------   ------------   -------
Trade names...........................................  $12,983      $ (2,977)    $10,006
Mailing/exhibitor lists...............................    9,550        (4,342)      5,208
Advertiser relationships..............................    8,309        (2,410)      5,899
Subscriber relationships..............................    2,100          (563)      1,537
Non-compete agreements................................    1,286        (1,071)        215
                                                        -------      --------     -------
     Balance at December 31, 2002.....................  $34,228      $(11,363)    $22,865
                                                        =======      ========     =======

                               PENTON MEDIA, INC.

     Identifiable intangible assets, exclusive of goodwill, are being amortized over three to 10 years. Total amortization expense for identifiable intangible assets was $10.4 million and $8.0 million for the twelve months ended December 31, 2002 and 2001, respectively. Amortization expense estimated for the five succeeding years for these intangibles are as follows (in thousands):

                         YEAR ENDED
                        DECEMBER 31,                           AMOUNT
------------------------------------------------------------   ------
     2003...................................................   $4,127
     2004...................................................   $3,922
     2005...................................................   $3,692
     2006...................................................   $2,875
     2007...................................................   $2,043

NOTE 5 -- INVESTMENTS

     In February 2000, Penton sold 2.0 million shares of Jupitermedia Corporation (formerly known as INT Media Group, Inc.) stock as part of a 3,750,000-share secondary offering. Penton received cash of $113.1 million and recognized a pre-tax gain of approximately $110.2 million.

     In March 2000, Penton entered into an agreement with Cayenta, Inc. ("Cayenta"), a subsidiary of the Titan Corporation. Cayenta provides end-to-end e-commerce systems. As part of the agreement, Penton purchased 250,000 shares of Cayenta stock for $6.3 million. Penton recorded its investment at cost.

     In June 2000, Penton entered into an agreement with LeisureHub.com, an online B2B trading community for the global leisure industry. Penton paid approximately $3.4 million for a 19.9% stake in the company. As Penton had the ability to exercise significant influence over LeisureHub.com, the Company accounted for its investment using the equity method of accounting.

     During the fourth quarter of 2000, the Company determined that its investments in Cayenta and Leisurehub.com had suffered declines in value that were other than temporary. The decision was based on current market conditions, economic outlook and the future viability of these companies. As a result, the Company recognized losses totaling $9.5 million and reduced the carrying value of its investment in Cayenta and LeisureHub.com to zero. In 2001, LeisureHub.com voluntarily liquidated and, in December 2001, Penton received partial liquidation proceeds of approximately $0.8 million that was recorded in the writedown of Internet investments in the consolidated statements of operations.

     In January 2002, Penton sold its remaining 11.8% ownership interest, or 2,973,383 shares, in Jupitermedia Corporation for approximately $5.8 million in cash, and recognized a gain of approximately $1.5 million.

NOTE 6 -- DEBT

SENIOR SECURED NOTES

     In March 2002, Penton issued $157.5 million of 11 7/8% senior secured notes (the "Secured Notes") due in 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally guaranteed on a senior basis by all of the assets of Penton's domestic subsidiaries, which are 100% owned by the Company, and also by the stock of certain subsidiaries. Condensed consolidating financial information is presented in Note 20 -- Guarantor and Non-guarantor Subsidiaries. Penton may redeem the Secured Notes, in whole or in part, during the periods October 1, 2005 through October 1, 2006 and thereafter at redemption prices of 105.9% and 100.0% of the principal amount, respectively, together with accrued and unpaid interest. In addition, at any time prior to October 1, 2005, up to 35% of the aggregate principal amount of the Secured Notes may be redeemed at Penton's option, within

                               PENTON MEDIA, INC.

90 days of certain public equity offerings of its common stock, at a redemption price equal to 111.875% of the principal amount, together with accrued and unpaid interest.

     The Secured Notes were offered at a discount of $0.8 million, which is being amortized using the interest method, over the term of the Secured Notes. Amortization of the discount was $0.08 million for the twelve months ended December 31, 2002. Costs representing underwriting fees and other professional fees of $6.6 million are being amortized, using the effective interest method, over the term of the Secured Notes. Net proceeds of $150.1 million were used to pay down $83.6 million of Penton's term loan A facility and $49.0 million of its term loan B facility, and to repurchase $10.0 million of the Company's 10 3/8% senior subordinated notes for $8.3 million (excluding interest). The remaining net proceeds of $9.2 million were used for general corporate purposes. The Secured Notes rank senior in right to all of Penton's subordinated indebtedness, including the 10 3/8% senior subordinated notes due in 2011, and equal in right of payment with all of the Company's other senior indebtedness, which is approximately $0.4 million at December 31, 2002. The Secured Notes contain covenants that will, among other things, limit the Company's ability to pay dividends, incur additional debt, sell assets, and enter into mergers or consolidations. The Company's ability to obtain dividends from its subsidiaries is only restricted if Penton is in default under its debt arrangement or if the Company has exceeded its limitation of additional indebtedness, as specified in such agreement.

SENIOR SUBORDINATED NOTES

     In June 2001, Penton issued $185.0 million of 10 3/8% senior subordinated notes (the "Subordinated Notes") due in 2011. Interest is payable on the Subordinated Notes semiannually on June 15 and December 15. The Subordinated Notes are fully and unconditionally, jointly and severally guaranteed, on a senior subordinated basis, by the assets of Penton's domestic subsidiaries, which are 100% owned by the Company. Condensed consolidating financial information is presented in Note 20 -- Guarantor and Non-guarantor Subsidiaries. The notes may be redeemed in whole or in part on or after June 15, 2006. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Subordinated Notes before June 15, 2004 with the proceeds of certain equity offerings. The Subordinated Notes were offered at a discount of $4.2 million, which is being amortized using the interest method, over the term of the Subordinated Notes. Amortization of the discount was $0.4 million for the twelve months ended December 31, 2002. Costs representing underwriting fees and other professional fees of $1.7 million are being amortized over the term of the Subordinated Notes. Net proceeds of $180.2 million were used to pay down $136.0 million under the revolving credit facility, $12.8 million of term loan A and $7.2 million of term loan B. The remaining net proceeds of $24.2 million were used for general corporate purposes. The Subordinated Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the credit facility. The Subordinated Notes contain covenants that, among other things, restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments, sell assets, and enter into mergers or consolidations. The Company's ability to obtain dividends from its subsidiaries is only restricted if Penton is in default under its debt arrangement or if the Company has exceeded its limitation of additional indebtedness, as specified in such agreement.

     In March 2002, the Company repurchased $10.0 million of the Subordinated Notes with $8.7 million of the proceeds from the Secured Note offering, resulting in an extraordinary gain of $1.4 million, which had no tax effect.

SENIOR SECURED CREDIT FACILITY

     In March 2002, Penton amended and restated its senior secured credit facility and repaid in full its term loan A and term loan B facilities from the proceeds received from the sale of preferred shares (see Note 7 -- Mandatorily Redeemable Convertible Preferred Stock), proceeds received from the sale of Jupitermedia Corporation common stock (see Note 5 -- Investments), cash on hand from a tax refund of approximately

                               PENTON MEDIA, INC.

$12.2 million, and the issuance of $157.5 million in Secured Notes as mentioned previously. The amended and restated credit agreement provides for a revolving credit facility of up to a maximum of $40.0 million. Availability under the revolving credit facility is subject to a borrowing base limited to 80% of eligible receivables. In order to access the revolver, Penton must not have more than $7.5 million of cash and cash equivalents available, must be in compliance with the loan documents and must submit a borrowing base certificate immediately prior to each extension of credit showing compliance with the provisions of the borrowing base. Penton is required to pay down the revolver in the event that it has loans outstanding in excess of the borrowing base, or it has more than $7.5 million in cash and cash equivalents at the end of any month. The amended and restated credit facility has no financial covenants. In connection with the amendment and restatement of the credit facility, the interest rate on the revolving credit facility was increased. In addition, further restrictions were placed on Penton's ability to make certain restricted payments, to make capital expenditures in excess of certain amounts, to incur additional debt and contingent obligations, to make acquisitions and investments, and to sell assets.

     The revolving credit facility bears interest, at Penton's option, at either The Bank of New York's prime rate or at LIBOR, plus, in each case, an additional margin ranging from 2.75% to 4.25% based on Penton's consolidated leverage ratio, defined as the ratio of total debt to total adjusted EBITDA. At December 31, 2002, $4.5 million was outstanding under the revolving credit facility and, based upon the calculation of the borrowing base, an additional $13.5 million was available. The commitment under the revolving credit facility decreases by 15% in 2003, 30% in 2004, 35% in 2005 and 20% in 2006. Penton has agreed to pay a commitment fee ranging from 0.375% to 0.5%, based on Penton's consolidated leverage ratio, on the average unused portion of the revolving credit facility commitment.

     The repayment of the term loans in March 2002 resulted in a non-cash extraordinary charge of $1.1 million, which had no tax effect, relating to the write-off of unamortized deferred finance costs.

     Cash paid for interest for 2002, 2001 and 2000 was $29.9, $16.4 million and $19.5 million, respectively.

     In January 2003, the Company amended its senior secured credit facility (see Note 22 -- Subsequent Events).

NOTE PAYABLE

     The note payable at December 31, 2002 represents indebtedness resulting from the acquisition of Hillgate Communications Ltd. in February 2001. In May 2002, Loan note A in the amount of $2.8 million was paid in full. Loan note B in the amount of $0.4 million bears interest at 0.5% and matures in July 2004. However, the holders of Loan note B have the option to demand payment any time after April 30, 2004.

NOTE 7 -- MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On March 19, 2002, the Company issued 40,000 shares of its Series B Convertible Preferred Stock, par value $0.01 per share (the "preferred stock") and warrants (the "warrants") to purchase 1,280,000 shares of Penton's common stock, par value $0.01 per share, for $40.0 million in a private placement to institutional investors and affiliated entities. On March 28, 2002, the Company issued an additional 10,000 shares of preferred stock, par value $0.01 per share, and warrants to purchase an additional 320,000 shares of Penton's common stock, par value $0.01 per share, for $10.0 million to the same group of investors. The net proceeds from the sale of the preferred stock and warrants were used to repay the term loan indebtedness under Penton's senior credit facility (see Note 6 -- Debt).

     The net proceeds of $46.1 million from the issuance of the preferred stock and warrants, net of issue costs of $3.8 million, were allocated to the preferred stock and warrants based on the relative fair values of each security as of the respective commitment dates noted above. Approximately $4.0 million of the net proceeds

                               PENTON MEDIA, INC.

were allocated to the warrants and were recorded in additional paid in capital, resulting in a discount to the preferred stock. The fair value of the warrants was determined using the Black-Scholes pricing model.

     The balance of the net proceeds, of approximately $42.1 million, was allocated to the preferred stock, which because of the mandatory redemption date and other redemption provisions, was classified outside of permanent equity. Pursuant to the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments," the entire amount of $42.1 million was initially recorded as a beneficial conversion feature in capital in excess of par value, resulting in an additional discount to the preferred stock. The amount of the beneficial conversion feature was determined pursuant to Issue 2 of EITF 00-27. As such, the most beneficial "accounting conversion price" at the issue date of the preferred shares was compared with the closing market price of the stock on that date, and the intrinsic spread was multiplied by the number of most beneficial shares into which the preferred shares can be converted. This beneficial conversion feature was being recognized, using the interest method, as a deemed dividend to the preferred stockholders and an increase in the carrying value of the preferred stock from the issuance date to the 10-year mandatory redemption date.

     The preferred stock was also initially being accreted to its maximum redemption amount possible pursuant to Topic D-98, "Classification and Measurement of Redeemable Securities," using the interest method from the issuance date to the 10-year mandatory redemption date.

     In April 2002, the Company reached an agreement with the preferred stockholders to eliminate the scheduled 10-year redemption date of the preferred stock and on May 31, 2002, the stockholders approved an amendment to remove the scheduled redemption feature. In exchange for removing the scheduled redemption date, the Company agreed to grant the holders of the preferred stock the right to require Penton to seek a buyer for substantially all of its assets or issued and outstanding capital stock beginning on March 19, 2008, if any preferred stock remains outstanding. The Company sought the amendment to eliminate the requirement to accrete the preferred stock to the maximum possible redemption amount by such date. However, it did not seek to eliminate the preferred stockholders' right to require the Company to redeem the security upon the occurrence of certain contingent events, including a change in control or liquidation, dissolution or winding up of Penton. To the extent that redemption of the preferred stock becomes probable in the future pursuant to a contingent redemption provision of the preferred stock, accretion to the maximum redemption amount will be required at such time.

     Prior to the stockholder approval to remove the scheduled redemption date, the Company was required to accrete a portion of the maximum redemption amount. Accordingly, approximately $2.5 million was accreted, using the interest method, prior to May 31, 2002. In addition, certain features of the preferred stock had to be accounted for as embedded derivatives, which required mark to market accounting that could have potentially resulted in significant swings in net income and earnings per share. The preferred shares agreement has a number of conversion and redemption provisions that represented derivatives under SFAS 133 prior to the elimination of the mandatory redemption date. The Company determined that certain of these derivatives do not qualify for scope exemption and are not clearly and closely related to the host contract. As such, these embedded derivatives were required to be bifurcated and recorded at fair value. The fair values of these derivatives were calculated using the Black-Scholes methodology.

     As a result of stockholder approval on May 31, 2002, accretion is no longer required and the $42.1 million of unamortized beneficial conversion feature was recognized immediately as a charge to capital in excess of par and as a reduction of income available to common stockholders in the consolidated statements of operations. In addition, mark to market accounting for the embedded derivatives is no longer required subsequent to May 31, 2002. Pursuant to SFAS 133, the elimination of the mandatory redemption feature made the preferred shares agreement more akin to an equity instrument than a debt instrument. Consequently, the embedded derivatives noted above, which related to the conversion or redemption options, either qualified

                               PENTON MEDIA, INC.

for a scope exemption or did not constitute derivatives pursuant to SFAS 133. Therefore, the elimination of the mandatory redemption feature also eliminated the requirement to mark to market these derivatives.

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

SUMMARY OF TERMS OF CONVERTIBLE PREFERRED STOCK

     Below is a description of the material terms of the preferred stock and warrants reflecting the effects of the stockholder approval of the transaction and the elimination of the mandatory redemption date.

Liquidation Preference

     The preferred stock has preferences over the common stock in the event of liquidation or change in control, dissolution or winding up. Upon the occurrence of any such event, the preferred stockholder will be entitled to be paid in cash, subject to the satisfaction of Penton's obligations under the indentures governing the Company's 10 3/8% Senior Subordinated Notes and 11 7/8% Senior Secured Notes.

     The initial liquidation value of the preferred stock is $1,000 per share. If the preferred stock is not converted or redeemed prior to March 19, 2008, the liquidation value will increase to $4,570 per share. The liquidation preference is the liquidation value plus accrued and unpaid dividends.

Dividends

     From the date of issuance until March 19, 2008, the dividends on the preferred stock will accrue daily on the sum of the then-applicable liquidation preference and the accrued dividends thereon at an annual rate of 5% per annum. From and after March 19, 2008, the dividends will accrue solely from and including such date at a rate of 15% per annum. Preferred dividends of $2.0 million were accrued at December 31, 2002.

     Dividends are payable semiannually in cash only if declared by Penton's Board of Directors and approved by holders of no less than 75% of the preferred stock then outstanding. The provisions of Penton's debt instruments limit its ability to pay dividends in cash, and the Company has no present intention to either declare or pay cash dividends on the preferred stock.

     Upon the occurrence of certain triggering events, the dividend rate increases by one percentage point, with additional one-percentage-point increases per quarter up to a maximum increase of five percentage points.

Conversion Provisions

     Each share of preferred stock is convertible at the holder's option, and, subject to certain restrictions, at Penton's option. Preferred stock is convertible into Penton common stock by multiplying the number of shares of preferred stock to be converted by the liquidation value, plus accrued and unpaid dividends, divided by the conversion price. The conversion price for the preferred stock initially will be $7.61 per share, subject to certain anti-dilution adjustments. Among others, the restrictions on Penton's right to force conversion include the market price of the common shares being equal to or greater than the applicable share minimum noted below.

                               PENTON MEDIA, INC.

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

If being redeemed prior to the third anniversary............   $15.18
If being redeemed after the third, but before the fourth
  anniversary...............................................   $17.51
If being redeemed after the fourth, but before the fifth
  anniversary...............................................   $19.31
If being redeemed after the fifth, but before the sixth
  anniversary...............................................   $23.26

Holder's Redemption Provisions

     The preferred stockholders have the right to require the Company to redeem the security upon the occurrence of certain contingent events, including a change in control or liquidation, dissolution or winding up of Penton.

Conversion Prices

     The initial conversion price is $7.61 per share (subject to certain anti-dilution adjustments) until the sixth anniversary of issuance, at which time the price may be adjusted to the lesser of (a) the conversion price in effect on the sixth anniversary or (b) the greater of 90% of the market price of the Company's common stock on the conversion date or $4.50.

     If Penton fails to comply with specific covenants contained in the purchase agreement, the conversion price of the preferred stock will be reduced by $0.76 (adjusted for stock splits and similar transactions) until such failure is no longer in existence, and every 90 days thereafter, the conversion price shall be reduced by an additional $0.76 up to a maximum reduction of $3.80 (adjusted for stock splits and similar transactions). The conversion price will adjust to what it would have been absent such breach (to the extent of any shares of preferred stock still outstanding) once the breach is cured. No such reduction to the conversion price will be made at any time that representatives of the investors constitute a majority of the board of directors. In addition, if Penton's leverage ratio (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividend, divided by adjusted EBITDA) exceeds 7.5 to 1.0 for any quarterly period beginning on December 31, 2002, and such leverage ratio remains in excess of 7.5 to 1.0 for a period of 90 days, the conversion price of the preferred stock will be reduced by $0.76 (adjusted for stock splits and similar transactions). Thereafter, until the leverage ratio is less than 7.5 to 1.0, every 90 days the conversion price will be reduced by another $0.76 (adjusted for stock splits and similar transactions), subject to a maximum reduction not to exceed $3.80 (adjusted for stock splits and similar transactions). The conversion price will adjust to what it would have been absent such event (to the extent of any shares of preferred stock still outstanding) once the leverage ratio is less than 7.5 to 1.0. No such reduction to the conversion price will be made at any time that representatives of the investors constitute a majority of the board of directors.

Board Representation

     The preferred stock entitles the holders thereof initially to three board seats. However, at such time as the holders of preferred stock cease to hold shares of preferred stock having an aggregate liquidation preference of at least $25.0 million, they will lose the right to appoint the director for one of these board seats. On March 19, 2008, the holders of a majority of the preferred stock then outstanding, if any, will be entitled to appoint one less than a minimum majority of the board of directors. In addition, upon the occurrence of certain triggering

                               PENTON MEDIA, INC.

events, the holders of a majority of the preferred stock may appoint a minimum majority of Penton's Board of Directors. At such time as the holders of preferred stock cease to hold shares of preferred stock having an aggregate liquidation preference of at least $10.0 million, and such holders' beneficial ownership of Penton's preferred stock and common stock constitutes less than 5% of the aggregate voting power of the Company's voting securities, the holders of preferred stock will no longer have the right to appoint any directors to the board of directors.

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

Voting Rights

     The holders of the preferred stock are entitled to vote on all matters submitted to a vote of Penton's stockholders, voting as a single class with the common stockholders on an as-converted basis. In addition, Penton may not, without the affirmative vote of the holders of not less than 75% of the preferred stock then outstanding, declare and pay dividends, impact the existing classes of capital stock or increase the size of the board, among other conditions.

Covenants

     The terms of the preferred stock have several financial and non-financial covenants. As of December 31, 2002, Penton was in compliance with all such covenants (see preferred stock leverage ratio event of non-compliance as discussed below).

Sales Rights

     The terms of the preferred stock require that Penton maintain a leverage ratio, as previously defined, of 7.5 to 1.0 for the twelve month period ending on the last day of December, March, June, and September of each year beginning with the period ending on December 31, 2002. If Penton is not in compliance with this covenant for four consecutive fiscal quarters, then the holders of a majority of the preferred stock have the right to cause the Company to seek a buyer for all of its assets or all of its issued and outstanding capital stock. The holders of preferred stock will not have this right if their representatives constitute a majority of the board of directors.

     In exchange for removing the scheduled redemption date, the Company agreed to grant the holders of the preferred stock the right to require the Company to seek a buyer for substantially all of its assets or issued and outstanding capital stock beginning on March 19, 2008. The holders of the preferred stock will not have this right if less than 3,500 shares of preferred stock (as adjusted for stock splits and similar transactions) are then outstanding.

Warrants

     The initial exercise price of the warrants is $7.61 per share. The warrants are subject to anti-dilution and other adjustments that mirror those applicable to the preferred stock. The warrants are immediately exercisable and expire 10 years after issuance.

PREFERRED STOCK LEVERAGE RATIO EVENT OF NON-COMPLIANCE

     As of December 31, 2002, the Company's leverage ratio as previously defined was 27x, which will result in an event of non-compliance if not cured by March 31, 2003. Under our Series B Convertible Preferred Stock Agreement (the "preferred stock") we are required to maintain a leverage ratio below 7.5 to
1.0. If an

                               PENTON MEDIA, INC.

event of non-compliance occurs, the holders of a majority of the preferred stock may nominate two additional members to our board of directors. If the event of non-compliance is not cured by the end of the next succeeding quarter, the holders of a majority of the preferred stock then outstanding may elect one less than a minimum majority of our board of directors. The Company is not expected to be able to correct the event of non-compliance within the 90-day cure period. In addition, upon the occurrence of an event of non-compliance, the 5% dividend rate on the preferred stock increases by one percentage point each quarter, up to a maximum rate of 10%, and the conversion price on the preferred stock decreases by $0.76 per quarter up to a maximum reduction of $3.80. The conversion price will adjust to what it would have been absent such event (to the extent of any shares of preferred stock are still outstanding) once the leverage ratio is less than 7.5 to 1.0. The dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5 to 1.0. Under the preferred stock agreement, if the leverage ratio exceeds 7.5 to 1.0 for four consecutive quarters, the preferred stock holders will have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or credit facility. As such, there will not be an acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences do not result in any cash outflow from the Company.

NOTE 8 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments as of December 31, 2002 and 2001:

CASH AND CASH EQUIVALENTS, RESTRICTED CASH, ACCOUNTS RECEIVABLE, NOTES RECEIVABLE, ACCOUNTS PAYABLE, ACCRUED EXPENSES AND SENIOR SECURED CREDIT FACILITY

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses approximated fair value because of their short maturities. The carrying amount of the senior secured credit facility approximates fair value, as the effective rates are comparable to market rates at December 31, 2002 and 2001, respectively.

SENIOR SECURED NOTES AND SENIOR SUBORDINATED NOTES

     The fair values of the 11 7/8% senior secured notes and 10 3/8% senior subordinated notes are determined by reference to quoted market prices. At December 31, 2002, the Company's senior secured notes had fair values of $130.9 million and carrying amounts of $156.8 million. At December 31, 2002 and 2001, the Company's senior subordinated notes had fair values of $75.5 and $104.5 million, respectively, and carrying amounts of $171.4 million and $181.0 million, respectively.

INTEREST RATE DERIVATIVES

     At December 31, 2001, the Company had interest rate derivatives related to its variable-rate term loans. The carrying amount of the interest rate derivatives approximated fair value of ($3.4) million. These derivatives expired in 2002. See Note 9 -- Hedging Activities.

NOTE 9 -- HEDGING ACTIVITIES

RISK MANAGEMENT

     In the ordinary course of business, the Company is exposed to fluctuations in foreign currency rates. The Company maintains assets and operations in Europe and Asia and, as a result, may be exposed to fluctuations in currency rates relative to these markets. Penton, however, does not manage this risk using derivative instruments.

                               PENTON MEDIA, INC.

     The Company is also exposed to interest rate risk due to the variable interest rate of its revolving credit facility. The Company enters into interest rate swaps and cap agreements to mitigate the exposure related to fluctuating interest rates.

CASH FLOW HEDGES

     The Company entered into cash flow hedges to reduce the exposure to interest rate fluctuations under the term loans of the senior secured credit facility. The Company used interest rate swaps to convert a portion of its variable-rate debt to fixed-rate debt. All components of interest rate swaps were included in the assessment of hedge effectiveness. With respect to the interest rate cap, the hedge effectiveness assessment excluded the time value element.

     At December 31, 2002, the Company had no interest rate swaps or caps outstanding. At December 31, 2001, the Company had the following interest rate instruments in effect:

                                                 NOTIONAL
                                                  AMOUNT    RATE     PERIOD
                                                 --------   ----   -----------
Interest rate swap.............................  $26,875    6.22%   1/00-10/02
Interest rate swap.............................  $35,832    6.77%   5/00-11/02
Interest rate swap.............................  $17,916    5.95%   9/99-10/02
Interest rate cap..............................  $26,875    8.50%  10/99-10/02

     At December 31, 2001, the interest rate instruments had a fair value of ($3.4) million, which was recorded as a liability in other accrued expenses in the consolidated balance sheets.

     In March 2002, the Company discontinued hedge accounting for its cash flow hedges as the Company paid down the term loans of its senior secured credit facility. The entire net deferred loss on cash flow hedges of $1.4 million recorded in other comprehensive income was reclassified to earnings (reported as interest expense in the consolidated statements of operations). Subsequently, the Company recognized changes in the fair value in current period earnings until the derivatives matured in October and November 2002, respectively. In 2002, the Company recognized a net loss of $0.1 million related to such derivative instruments (reported as interest expense in the consolidated statements of operations).

     In 2001 and 2002, the Company had the following activity in other comprehensive income related to hedging activities:

Total cumulative effect of adoption on other comprehensive
  income at January 1, 2001.................................   $ 1,351
     Net change related to hedging transactions during the
      year..................................................     1,246
     Net amount reclassified to earnings....................    (1,158)
                                                               -------
Net deferred loss on cash flow hedges at December 31,
  2001......................................................   $ 1,439
                                                               -------
     Amount reclassified to earnings due to discontinuance
      of hedge accounting...................................    (1,439)
                                                               -------
Net deferred loss on cash flow hedges at December 31,
  2002......................................................   $    --
                                                               =======

     In 2001, the Company reclassified $1.2 million from accumulated other comprehensive income to current period earnings and recognized a net loss of $0.9 million for the portion of the interest swaps required to be recognized in results of operations.

                               PENTON MEDIA, INC.

NOTE 10 -- INCOME TAXES

     The source of income (loss) from continuing operations before income taxes, extraordinary items and cumulative effect of accounting change for the years ended December 31, 2002, 2001 and 2000, consists of (in thousands):

                                                       2002        2001        2000
                                                     ---------   ---------   --------
U.S. domestic......................................  $(259,240)  $(111,870)  $135,745
Foreign............................................    (24,923)       (392)     6,070
                                                     ---------   ---------   --------
                                                     $(284,163)  $(112,262)  $141,815
                                                     =========   =========   ========

     The provision (benefit) for income taxes on continuing operations in the consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000, are as follows (in thousands):

                                                          2002       2001      2000
                                                        --------   --------   -------
Current:
  Federal.............................................  $(65,238)  $ (8,092)  $51,237
  State and local.....................................        --         --    12,874
  Foreign.............................................      (354)     1,547     2,058
                                                        --------   --------   -------
                                                         (65,592)    (6,545)   66,169
                                                        --------   --------   -------
Deferred:
  Federal.............................................     2,458     (7,224)   (3,814)
  State and local.....................................   (13,602)    (4,328)     (565)
  Foreign.............................................        --         --        --
                                                        --------   --------   -------
                                                         (11,144)   (11,552)   (4,379)
                                                        --------   --------   -------
Valuation allowance:
  Federal.............................................    16,976      1,779        --
  State and local.....................................    19,246         --        --
                                                        --------   --------   -------
                                                          36,222      1,779        --
                                                        --------   --------   -------
                                                        $(40,514)  $(16,318)  $61,790
                                                        ========   ========   =======

     The consolidated provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000, are as follows (in thousands):

                                                          2002       2001      2000
                                                        --------   --------   -------
Provision (benefit) for income taxes from continuing
  operations..........................................  $(40,514)  $(16,318)  $61,790
Provision (benefit) for income taxes from discontinued
  operations..........................................        --     (3,889)     (288)
                                                        --------   --------   -------
Consolidated tax provision (benefit)..................  $(40,514)  $(20,207)  $61,502
                                                        ========   ========   =======

                               PENTON MEDIA, INC.

     The difference between the actual income tax provision (benefit) on continuing operations and the tax provision (benefit) computed by applying the statutory federal income tax rate of 35% to income before income taxes for the years ended December 31, 2002, 2001 and 2000, are as follows (in thousands):

                                                          2002       2001      2000
                                                        --------   --------   -------
Income tax provision (benefit) at statutory rate......  $(99,457)  $(39,292)  $49,635
Tax effect of:
  Non-deductible goodwill impairment..................    58,759     16,438        --
  Loss on basis difference from asset disposition.....   (23,878)        --        --
  State income benefit, net of federal provision......    (9,151)    (3,100)    7,794
  Non-deductible goodwill.............................     1,650      6,698     5,104
  Foreign tax items...................................    (1,204)       721        --
  Non-deductible expenses.............................       305        305       259
  Other items, net....................................      (215)       133    (1,002)
  Valuation allowance.................................    32,677      1,779        --
                                                        --------   --------   -------
Actual income tax provision (benefit).................  $(40,514)  $(16,318)  $61,790
                                                        ========   ========   =======
Effective income tax rate.............................      14.3%      14.5%     43.6%
                                                        ========   ========   =======

     The components of deferred tax assets and liabilities at December 31, 2002, 2001 and 2000 are as follows (in thousands):

                                                         2002       2001       2000
                                                       --------   --------   --------
Deferred tax assets:
  Deferred pension credits...........................  $  5,644   $  6,202   $  6,100
  Accrued vacation...................................       968      1,460        889
  Bad debts..........................................     1,053      3,594      1,963
  Reserves recorded for financial reporting
     purposes........................................     1,159      2,253      3,420
  Investment writedown...............................        --      2,565      3,821
  Branch net operating losses........................        --         --      1,133
  Impairment of assets...............................    12,186      6,319         --
  Restructuring charge...............................     5,660      4,083         --
  Net operating loss carryforwards...................    21,527      2,096         --
  Foreign tax credits................................       249      1,779         --
  Deferred compensation..............................     2,194        883         --
  Other..............................................        36        148        283
                                                       --------   --------   --------
     Total deferred tax assets.......................  $ 50,676   $ 31,382   $ 17,609
                                                       ========   ========   ========

                               PENTON MEDIA, INC.

                                                         2002       2001       2000
                                                       --------   --------   --------
Deferred tax liabilities:
  Mark-to-market adjustment for securities...........        --       (584)    (5,340)
  Depreciation.......................................    (2,113)    (2,081)      (896)
  Amortization.......................................   (12,341)   (12,825)   (10,265)
  Trade show expenses................................        --         --       (954)
  Other..............................................        --         --       (570)
                                                       --------   --------   --------
     Total deferred tax liabilities..................   (14,454)   (15,490)   (18,025)
                                                       --------   --------   --------
Net deferred tax asset (liability)...................    36,222     15,892       (416)
                                                       --------   --------   --------
     Valuation allowance.............................   (36,222)    (1,779)        --
                                                       --------   --------   --------
     Total net deferred tax asset (liability)........  $     --   $ 14,113   $   (416)
                                                       ========   ========   ========

     The Company has a $36.2 million valuation allowance for its net deferred tax assets and net operating loss carryforwards at December 31, 2002. The valuation allowance was calculated in accordance with the provisions of SFAS 109, which places primary importance on the Company's operating results in the most recent three-year period when assessing the need for a valuation allowance. The Company's cumulative loss in the most recent three-year period, including the operating loss reported in the fourth quarter of 2002, represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal, in whole or in part, of the valuation allowance.

     At December 31, 2002, the Company had federal operating loss carryforwards of $9.7 million for tax purposes, which can be carried forward up to 20 years. A full valuation has been provided on the federal operating loss carryforward.

     At December 31, 2002, the Company had state operating loss carryforwards of $18.2 million for tax purposes, which can be carried forward from five to 20 years. A full valuation has been provided on the state operating loss carryforwards.

     At December 31, 2002, the Company had available foreign tax credit carryforwards of approximately $0.2 million, which will expire between 2005 and 2006, if not utilized. A full valuation allowance has been provided on the foreign tax credit carryforwards.

     For 2002, the Company received net tax refunds of $17.6 million ($18.8 million of tax refunds for prior year less cash paid for taxes in 2002 of $1.2 million). For 2001 and 2000, cash paid for taxes was $3.0 million and $71.6 million, respectively.

NOTE 11 -- EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

     Penton's non-contributory retirement plans cover substantially all current and former domestic employees. Retirement benefits for employees in foreign countries generally are provided by national statutory programs. Benefits for domestic employees are based on years of service and annual compensation as defined by each plan.

                               PENTON MEDIA, INC.

     The following table sets forth the funded status of the plan and amounts recognized in the consolidated balance sheets (in thousands):

                                                                2002       2001
                                                              --------   --------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation, January 1.............................  $ 42,199   $ 40,555
     Service cost...........................................     2,268      2,213
     Interest cost..........................................     2,911      2,966
     Benefits paid..........................................    (8,786)    (3,541)
     Actuarial loss.........................................     2,474        559
     Plan amendments........................................       149         --
     Curtailments...........................................    (1,117)      (553)
                                                              --------   --------
  Benefit obligation, December 31...........................  $ 40,098   $ 42,199
                                                              ========   ========
CHANGE IN PLAN ASSETS
  Fair value of plan assets, January 1......................  $ 43,960   $ 45,772
     Actual return on plan assets...........................    (5,996)     1,729
     Benefits paid..........................................    (8,786)    (3,541)
                                                              --------   --------
  Fair value of plan assets, December 31....................  $ 29,178   $ 43,960
                                                              ========   ========
FUNDED STATUS OF THE PLAN
  Projected benefit obligation (more than) less than fair
     value of assets, December 31...........................  $(10,921)  $  1,761
  Unrecognized actuarial gain...............................    (3,414)   (17,589)
  Unrecognized prior service cost...........................       573        688
                                                              --------   --------
  Net deferred pension credits..............................  $(13,762)  $(15,140)
                                                              ========   ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
  Accrued benefit cost......................................  $(13,762)  $(15,140)
  Additional minimum liability..............................        --         --
  Intangible assets.........................................        --         --
                                                              --------   --------
  Net amount recognized, December 31........................  $(13,762)  $(15,140)
                                                              ========   ========
ASSUMPTIONS AS OF DECEMBER 31
  Discount rates:
     Pre-retirement.........................................      6.75%      7.25%
     Post-retirement........................................      5.75%      6.25%
  Expected return on plan assets............................      9.00%      9.00%
  Weighted-average salary increase rate.....................      4.00%      4.00%

                               PENTON MEDIA, INC.

     The following table summarizes the components of pension expense for the years ended December 31, 2002, 2001, and 2000 (in thousands, except for percentages):

                                                    2002       2001      2000
                                                 ----------   -------   -------
NET PERIODIC COST
  Service cost.................................   $   2,269   $ 2,213   $ 1,831
  Interest cost................................       2,911     2,966     3,036
  Expected return on assets....................      (3,452)   (3,515)   (3,737)
  Amortization of:
     Transition asset..........................          --        --      (840)
     Prior service cost........................          94       101       126
     Actuarial gain............................      (1,133)   (1,421)   (1,444)
                                                 ----------   -------   -------
Net pension expense (income)...................         689       344    (1,028)
                                                 ----------   -------   -------
  Curtailment gain.............................        (946)     (446)       --
  Settlement gain..............................      (1,121)       --        --
                                                 ----------   -------   -------
     Total net periodic pension cost
       (benefit)...............................  $   (1,378)  $  (102)  $(1,028)
                                                 ==========   =======   =======
ASSUMPTIONS AS TO PERIODIC PENSION COST
  Discount rate
     Pre-retirement............................  7.25%/6.75%*    7.50%     8.00%
     Post-retirement...........................  6.25%/5.75%*    6.50%     7.00%
  Expected return on plan assets...............        9.00%     9.00%     9.00%
  Weighted-average salary increase rate........        4.00%     5.00%     5.00%

---------------

* Pursuant to the revised valuation, as discussed below, a discount rate of 7.25% and 6.25% was used from January 1, 2002 to August 31, 2002 (the valuation date) and a rate of 6.75% and 5.75% was used for the remainder of the year.

     The restructuring efforts in 2002 triggered a need for a revised valuation of our defined benefit pension plan at August 31, 2002. Pursuant to this revised valuation, the Company recorded a curtailment gain of $0.9 million and a settlement gain of $1.1 million in the third quarter of 2002. Such amounts have been recorded as part of selling, general and administrative expenses on the consolidated statements of operations. Due to this revised valuation, the Company also updated its assumptions and recorded pension expense of $0.7 million for 2002.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     Penton's supplemental executive retirement plan ("SERP") was revalued at August 31, 2002 as a result of the elimination of four plan participants. Pursuant to this revised valuation, the Company recorded a curtailment charge of $0.1 million and a settlement charge of $0.02 million in the third quarter of 2002. The projected benefit obligation and accumulated benefit obligation for our SERP plan were $0.8 million and $0.6 million, respectively, as of December 31, 2002; $0.8 million and $0.6 million, respectively, as of December 31, 2001; and $0.8 million and $0.5 million, respectively, at December 31, 2000. The SERP plan is an unfunded, non-qualified plan, and hence has no plan assets.

401(k) PLAN

     The Penton Media, Inc. Retirement Savings Plan (the "401(k) Plan") covers substantially all domestic officers and employees of the Company. The 401(k) Plan permits participants to defer up to a maximum of 15% of their compensation. Penton matched 50% of the employee's contributions up to a maximum of 6% of

                               PENTON MEDIA, INC.

the employee's annual compensation. The employee's contribution and Penton's matching contribution vest immediately. Penton's contributions to the 401(k) Plan for the years ended December 31, 2001 and 2000 were $2.2 million and $1.7 million, respectively. Effective January 1, 2002, the Company temporarily suspended the 50% Company match.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

LEASES

     Penton leases certain office space and equipment under non-cancelable operating leases. Some of the leases contain renewal options and/or rent escalations, and certain equipment leases include options to purchase during or at the end of the lease term. Following is a schedule of approximate annual future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002 (in thousands):

                        YEARS ENDING
                        DECEMBER 31,
------------------------------------------------------------
2003........................................................    $ 8,180
2004........................................................      7,063
2005........................................................      6,342
2006........................................................      5,036
2007........................................................      4,717
Thereafter..................................................     12,670
                                                                -------
                                                                $44,008
                                                                =======

     The Company does not have any significant capital leases.

     For the years ended December 31, 2002, 2001 and 2000, the total rent expense (including taxes, insurance and maintenance when included in the rent) incurred by Penton was approximately $6.7 million, $9.4 million and $8.4 million, respectively.

LEGAL PROCEEDINGS

     In connection with the acquisition of Mecklermedia Corporation on December 1, 1998, a lawsuit was brought against the Company by Ariff Alidina (the "Plaintiff"), a former stockholder of Mecklermedia Corporation, in the United States Federal District Court in the Southern District of New York for an unspecified amount, as well as other relief. The Plaintiff has claimed that the Company violated the federal securities laws by selling Mr. Meckler, a beneficial owner of approximately 26% of the shares of Mecklermedia, an 80.1% interest in Jupitermedia Corporation for what the Plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia Corporation than was paid to other stockholders of Mecklermedia Corporation. On May 16, 2001, the United States District Court for the Southern District of New York granted the Plaintiff's motion for certification of a class consisting of all former stockholders of Mecklermedia who tendered their shares in the tender offer. On October 17, 2001, the District Court denied the Company's motion for a summary judgment. On November 26, 2002, the District Court denied a motion for judgment on the pleadings filed by the Company. Expert discovery is proceeding and a pretrial conference is scheduled for April 21, 2003. The Company intends to vigorously defend this suit.

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

     The following schedule sets forth the minimum liability under the agreement with R.R. Donnelley (in thousands):

                        YEARS ENDING
                        DECEMBER 31,
------------------------------------------------------------
     2003...................................................     $ 7,905
     2004...................................................       7,440
     2005...................................................       7,440
     2006...................................................       6,975
                                                                 -------
                                                                 $29,760
                                                                 =======

     For the years ended December 31, 2002 and 2001, Penton paid $8.9 million and $9.0 million, respectively, under the agreement with R.R. Donnelley.

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

NOTE 13 -- COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

STOCK OFFERINGS

     In May 2002, the stockholders approved an amendment to increase the number of authorized shares from 60.0 million to 155.0 million.

     In September 2000, Penton arranged a secondary offering in which existing stockholders, other than management, offered 3,638,320 shares of common stock at a price of $30.00 per share. Penton did not receive any proceeds from this offering.

REDEEMABLE COMMON STOCK

     Redeemable common stock relates to common stock that may be subject to rescissionary rights. Sale of common stock to certain employees in the Company's 401k plan from May 2001 through March 2003 were

                               PENTON MEDIA, INC.

not registered under the federal securities laws (the "unregistered sales"). The purchase of the common stock was not made pursuant to an effective registration statement. As a result, such purchasers of our common stock may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. Any rescissionary rights will lapse on various dates under the applicable statute of limitations. The Company may also be subject to civil and other penalties by regulatory authorities. The unregistered sales do not cause an event of default under the 10- 3/8% Senior Subordinated Notes, the 11- 7/8% Senior Secured Notes or the credit facility. However, an event of default could occur as an indirect result of the unregistered sales, if for instance, such unregistered sales lead to restricted payments under the indentures and/or the credit facility.

     At December 31, 2002, the Company has classified 1.1 million shares related to the potential rescissionary rights outside of stockholders' equity, because the redemption features are not within the control of the Company. No adjustments have been made to the net income available for common stockholders as a result of these potential rescissionary rights as the amounts involved are insignificant for both 2002 and 2001.

STOCKHOLDER RIGHTS AGREEMENT

     The Company has a Stockholder Rights Agreement (the "Rights Agreement") to protect stockholder rights in the event of a proposed takeover of the Company. Under the plan, the rights will initially trade together with the Company's common stock and will not be exercisable. In the absence of further board action, the rights generally will become exercisable and will allow the holder to acquire the Company's common stock at a discounted price if any person or group acquires 20% or more of the outstanding shares of the Company's common stock. Rights held by the persons who exceed the applicable threshold will be void.

     Under certain circumstances, the rights will entitle the holder to buy shares in an acquiring entity at a discounted price. The plan also includes an exchange option. In general, after the rights become exercisable, the Penton Board of Directors may, at its option, effect an exchange of part or all of the rights, other than rights that have become void, for shares of Penton common stock. Under this option, Penton would issue one share of common stock for each right, subject to adjustment in certain circumstances.

     The Penton Board of Directors may, at its option, redeem all rights for $0.01 per right, generally at any time prior to the rights becoming exercisable. The rights will expire on June 27, 2010, unless earlier redeemed, exchanged or amended by the Penton Board of Directors.

     In March 2002, the Rights Agreement was amended by the board of directors to permit the sale of convertible preferred stock (see Note 7 -- Mandatorily Redeemable Convertible Preferred Stock) and in July 2002, the Rights Agreement was amended by the board of directors to change the expiration date of the rights under the Rights Agreement to be effective at the close of business at Penton's 2003 annual meeting of stockholders. The Rights Agreement has no impact on the consolidated financial statements or earnings per share.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan, which allows employees the opportunity to purchase shares of Penton at a discount. The plan allows employees to purchase common stock at 85% of the lower of the market price at the beginning or end of each quarter. This plan was deemed to be non-compensatory pursuant to the appropriate sections of the Internal Revenue Service Codes. In 2002 and 2001, 546,231 and 165,767 shares, respectively, were purchased by employees under this plan.

MANAGEMENT STOCK PURCHASE PLAN

     The Company has a Management Stock Purchase Plan for designated officers and other key employees. Participants in the plan may elect to receive restricted stock units ("RSUs") in lieu of a designated portion of

                               PENTON MEDIA, INC.

up to 100% of their annual incentive bonus. Each RSU represents the right to receive one share of Penton common stock. RSUs are granted at a 20% discount from fair market value on the date awarded. RSUs vest two years after the date of grant and are settled in shares of common stock after a period of deferral (of no less than two years) selected by the participant, or upon termination of employment. The discount is recorded as compensation expense over the minimum vesting period. In 2002, 2001 and 2000, approximately $0.1 million each year was recognized as expense. In February 2002, 21,976 RSUs were granted at a fair market value of $7.38 per share. At December 31, 2002, 56,079 RSUs were outstanding. During 2002, 17,472 shares of the Company's common stock were issued under this plan.

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

     At December 31, 2002, the outstanding loan balance under the Executive Loan Program was approximately $9.7 million (including $1.0 million of accrued interest). In 2002, executive loans of $1.1 million (including $0.1 million of accrued interest) were repaid. The loan balance is classified in the stockholders' equity (deficit) section of the consolidated balance sheets as notes receivable officers/directors.

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

     In July 2002, Penton filed a Tender Offer Statement ("Tender Offer") related to the exchange by eligible employees of outstanding options to purchase shares of Penton's common stock issued under the Penton Media, Inc. 1998 Equity and Performance Incentive Plan (the "Option Plan") with exercise prices greater than or equal to $16.225 per share for new options to purchase shares of common stock to be issued under the Option Plan ("New Options"). New Options were granted in 2003, (see Note 22 -- Subsequent Events). Each eligible employee will receive a New Option to acquire one share of Penton's common stock for every two shares of Penton's common stock subject to an eligible option. The offer to exchange options under the Tender Offer expired on August 22, 2002, at which time 860,100 options, out of a total of 917,600 eligible options, had been cancelled.

     Options granted under the plan generally vest equally over three years from the date of grant. However, most options granted are not exercisable until the third anniversary. All options granted pursuant to the plan will expire no later than 10 years from the date the option was granted.

                               PENTON MEDIA, INC.

     The following table presents a summary of Penton's stock option activity and related information for the years ended 2000, 2001 and 2002 (in thousands, except per share amounts):

                                              NUMBER OF OPTIONS
                                            ---------------------   WEIGHTED-AVERAGE
                                            EMPLOYEES   DIRECTORS    EXERCISE PRICE
                                            ---------   ---------   ----------------
Balance, December 31, 1999................      961         69           $17.93
                                             ------        ---
Granted...................................      519         30           $22.72
Exercised.................................      (37)        (8)          $17.63
Canceled..................................      (70)        --           $20.51
                                             ------        ---
Balance, December 31, 2000................    1,373         91           $19.80
                                             ------        ---
Granted...................................    1,565         52           $12.83
Exercised.................................      (51)        --           $16.94
Canceled..................................     (101)        --           $20.92
                                             ------        ---
Balance, December 31, 2001................    2,786        143           $15.98
                                             ------        ---
Granted...................................       --         --           $   --
Exercised.................................       --         --           $   --
Canceled..................................   (1,332)        --           $19.42
                                             ------        ---
Balance, December 31, 2002................    1,454        143           $13.05
                                             ======        ===

     The following table summarizes information about stock options outstanding at December 31, 2002 (in thousands, except number of years and per share amounts):

                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
----------------------------------------------------   --------------------------
                             WEIGHTED-
                              AVERAGE      WEIGHTED-      OPTIONS       WEIGHTED-
                  NUMBER     REMAINING      AVERAGE    EXERCISABLE AT    AVERAGE
RANGE OF            OF      CONTRACTUAL    EXERCISE     DECEMBER 31,    EXERCISE
EXERCISE PRICES   OPTIONS       LIFE         PRICE          2002          PRICE
---------------   -------   ------------   ---------   --------------   ---------
 $27.75-28.38 .      36      7.6 years      $28.10           11          $27.75
 $16.23-24.25 .     678      6.5 years      $20.31          384          $17.75
$6.89-6.89    .     884      8.9 years      $ 6.89           --              --

  Deferred Shares

     In April 2002, 462,130 deferred shares were granted. At December 31, 2002, 2001 and 2000, 470,826, 397,749, and 63,029 deferred shares, respectively, were outstanding. Of the shares outstanding at December 31, 2002, 462,130 shares vest one-fourth on each three-month anniversary following the date of grant, and 8,696 shares vest at the rate of 20% per year over a five-year period from date of grant. During 2002, 340,775 fully vested deferred shares were issued for Penton common stock and 48,278 non-vested deferred shared were cancelled.

     Compensation expense is being recognized over the related vesting period based on the fair value of the shares at the date of grant. During 2002, 2001 and 2000, approximately $4.3 million, $0.4 million and $0.4 million, respectively, were charged to expense under this plan. The board of directors may authorize the payment of dividend equivalents on such shares on a current, deferred or contingent basis, either in cash or in additional shares of common stock. At December 31, 2002, no such authorization had been made.

                               PENTON MEDIA, INC.

  Performance Shares

     In February 2002, the board of directors approved a grant of 495,000 performance shares to certain key executives, subject to the attainment of certain performance goals over a three-year period from January 1, 2002 through December 31, 2004. Each grantee is eligible to receive between 50% and 150% of the granted shares. In 2002, the vesting of 50,000 shares under this grant was accelerated to immediate vesting for one executive and issued as common stock.

     At December 31, 2002, 603,003 performance shares were outstanding. Performance shares are generally not issuable until earned. Compensation expense related to these shares is recorded over the performance period. For the years ended December 31, 2002, 2001 and 2000, approximately $(1.4) million, $0.5 million and $1.4 million, respectively, were (credited) charged to expense for these shares.

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

     In June 2000, the board of directors approved a grant of 20,000 performance shares to two key executives, subject to the attainment of certain performance goals over a three-year period from January 1, 2000 through December 31, 2002. Each grantee is eligible to receive between 10% and 150% of the granted shares. At December 31, 2002, none of these shares had been earned.

     In February 2000, the board of directors approved a grant of 136,054 performance shares to certain key executives, subject to the attainment of certain performance goals over a three-year period from January 1, 2000 through December 31, 2002. For 99,000 of the shares, each grantee is eligible to receive between 50% and 150% of the granted shares. As of December 31, 2002, 30,516 performance shares had been earned.

TREASURY STOCK

     In 2002, three executives returned a total of 115,712 shares to the Company to pay down a portion of the executive loan balance and to cover taxes for shares issued under the Performance Share Agreement. The treasury stock of $0.3 million was recorded as a net decrease in capital in excess of par value.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     Pro forma information regarding net income (loss) and earnings per share is required by SFAS 123, and has been determined as if Penton had accounted for its employee stock options under SFAS 123. The weighted-average fair value of options granted in 2001 and 2000 was $6.32 and $10.95, respectively. No options were granted in 2002. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, under the following assumptions for 2001 and 2000:

                                                              2001      2000
                                                             -------   -------
Risk-free interest rate....................................    4.03%     5.06%
Dividend yields............................................     0.0%     0.40%
Expected volatility........................................    59.4%    55.93%
Expected life..............................................  4 years   4 years

                               PENTON MEDIA, INC.

     Had compensation cost for Penton's stock-based compensation plans been determined based on the fair values of the options granted at the grant dates, consistent with SFAS 123, Penton's net income (loss) and earnings per share for 2002, 2001 and 2000 would have been as follows (in thousands, except per share data):

                                                        2002        2001       2000
                                                      ---------   ---------   -------
Net income (loss):
As reported.........................................  $(332,498)  $(104,107)  $79,590
Total stock-based compensation expense determined
  under fair value based method for all awards, net
  of related tax effects............................     (1,687)     (3,354)   (2,184)
                                                      ---------   ---------   -------
Pro forma...........................................  $(334,185)  $(107,461)  $77,406
                                                      =========   =========   =======
Basic earnings per share:
  As reported.......................................  $  (10.27)  $   (3.26)  $  2.51
  Pro forma.........................................  $  (10.32)  $   (3.37)  $  2.44
Diluted earnings per share:
  As reported.......................................  $  (10.27)  $   (3.26)  $  2.49
  Pro forma.........................................  $  (10.32)  $   (3.37)  $  2.42

NOTE 14 -- EARNINGS PER SHARE

     Earnings per share have been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Computations of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands, except per share data):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2002        2001        2000
                                                     ---------   ---------   --------
Net income (loss)..................................  $(286,324)  $(104,107)  $ 79,590
Amortization of deemed dividend and accretion of
  preferred stock..................................    (46,174)         --         --
                                                     ---------   ---------   --------
Net income (loss) applicable to common
  stockholders.....................................  $(332,498)  $(104,107)  $ 79,590
                                                     =========   =========   ========
Number of shares:
Basic - weighted-average shares outstanding........     32,374      31,917     31,730
Effect of dilutive securities:
  Stock options....................................         --          --        280
                                                     ---------   ---------   --------
Diluted - weighted-average shares outstanding......     32,374      31,917     32,010
                                                     =========   =========   ========
Per share:
Income (loss) applicable to common stockholders
  Basic............................................  $  (10.27)  $   (3.26)  $   2.51
  Diluted..........................................  $  (10.27)  $   (3.26)  $   2.49

     The redeemable preferred stock is a participating security, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the redeemable preferred stock as if the redeemable preferred stock had been converted into common stock. Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share," requires that the redeemable preferred stock be included in the computation of basic earnings per share if the effect of inclusion is dilutive. The Company's accounting policy requires the use of the two-class method for its

                               PENTON MEDIA, INC.

participating securities for earnings per share calculations as the result was not dilutive. At December 31, 2002, redeemable preferred stock was excluded from the calculation of basic earnings per share. The redeemable preferred stock has been considered in the diluted earnings per share calculation under the "if-converted" method only if excluded from basic earnings per share.

     Due to the net loss applicable to common stockholders in 2002, 1,597,355 stock options, 603,003 performance shares, 263,427 deferred shares, 47,677 restricted stock units, and 1,600,000 warrants were excluded from the calculation of diluted earnings per share as the result would have been anti-dilutive. Due to the net loss applicable to common stockholders in 2001, 2,929,355 stock options, 272,539 performance shares, 397,749 deferred shares, and 56,968 restricted stock units were excluded from the calculation of diluted earnings per share as the result would have been anti-dilutive. In 2000, 171,054 performance shares, 63,029 deferred shares and 25,507 restricted stock units were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE 15 -- COMPREHENSIVE LOSS

     Comprehensive income (loss), which is displayed in the consolidated statements of stockholders' equity (deficit), represents net income (loss) plus the results of certain stockholder equity changes not reflected in the consolidated statements of operations.

     The after-tax components of other comprehensive income (loss) as of December 31, 2002, 2001 and 2000, respectively, are as follows (in thousands):

                                                       2002        2001        2000
                                                     ---------   ---------   --------
Net income (loss)..................................  $(286,324)  $(104,107)  $ 79,590
Change in unrealized loss on securities reported at
  fair value, net of taxes of $2.9 million and
  $29.3 million in 2001 and 2000, respectively.....         --      (7,202)   (73,323)
Reclassification adjustment for gain on sale of
  securities, net of taxes of $0.3 million and
  $28.1 million in 2002 and 2000, respectively.....       (808)         --    (70,272)
Reclassification adjustment for cash flow hedges...      1,439      (1,439)        --
Change in accumulated translation adjustments......       (674)     (1,560)        95
                                                     ---------   ---------   --------
Comprehensive loss.................................  $(286,367)  $(114,308)  $(63,910)
                                                     =========   =========   ========

     Accumulated other comprehensive loss as of December 31, 2002 and 2001 are as follows (in thousands):

                                                               2002      2001
                                                              -------   -------
Foreign currency translation adjustments....................  $(2,977)  $(2,303)
Net unrealized gains on securities..........................       --       808
Net loss on cash flow hedges................................       --    (1,439)
                                                              -------   -------
Accumulated other comprehensive loss........................  $(2,977)  $(2,934)
                                                              =======   =======

NOTE 16 -- BUSINESS RESTRUCTURING CHARGES

  2002 RESTRUCTURING CHARGES

     Due to the continued effects of an economic slowdown in 2002, the Company continued its implementation of a number of expense reduction and restructuring initiatives to more closely align its cost structure with the current business environment. As a result, we recorded restructuring charges of $16.4 million in 2002. The

                               PENTON MEDIA, INC.

charges consisted of approximately $10.4 million related to employee termination benefits, $8.5 million related to non-cancelable lease obligations and $1.3 million related to other contractual obligations.

     The charge related to non-cancelable lease obligations was offset by $3.8 million of subleases recorded in 2002. For leases that the Company no longer occupies, management made assumptions including the number of years a property will be subleased, square footage, market trends, property location, and the price per square foot. These assumptions involve significant judgments and estimations. Where possible, we have based our assumptions on discussions with brokers and/or parties that have shown interest in the space. Under Penton's sublease policy, subleases are recorded either when a sublease has been entered into or when management believes it is more likely than not that a sublease will be obtained for a particular location. Actual and estimated future sublease payments are discounted using Penton's average borrowing rate at the time the sublease is recorded.

     The following sets forth additional detail concerning the principal components of the charge:

        - Personnel costs of $10.4 million are associated with the elimination of nearly 316 positions, of which 304 positions were eliminated and payments of $7.6 million were completed at 2002 year end. Approximately 93% of the positions eliminated or to be eliminated are in the United States, with most of the remaining positions from the United Kingdom. Personnel costs include payments for severance, outplacement services and a provision for continued health benefits.

        - Office closure costs of $4.7 million relate to the closure, in 2002, of an additional nine Penton offices worldwide and include costs associated with existing office spaces under long-term leases expiring through 2010. These amounts were offset in part by the reversal of approximately $1.7 million related to lease reserves of $3.4 million recorded in the second half of 2001 for our New York, NY, and Burlingame, CA, offices for long-term leases that we were able to sublease. At that time, no assumptions for subleases were made by the Company due to the inherent limitations in estimating the future trends of the real estate marketplace, the economic conditions present in New York City at the time and the remote probability of a successful sublease. However, in March 2002, due to continuing efforts by the Company, we finalized a contract to sublease our New York office space for the remainder of the lease term, or approximately 7.3 years. In addition, in April 2002, we subleased our Burlingame office for the remainder of the lease term, or approximately 3.8 years. Penton remains ultimately responsible for both of these leases. As of December 31, 2002, in addition to the New York and Burlingame subleases, Penton recorded subleases related to four locations of $0.1 million.

        - Other contractual obligations of $1.3 million relate primarily to the cancellation of trade show venues, hotel contracts and service agreements.

2001 RESTRUCTURING CHARGES

     In February 2001, Penton announced a restructuring program with the intent of discontinuing certain Internet operations that had not demonstrated revenue growth, customer acceptance and near-term opportunity for profit. The charge of $5.6 million included the write-off of capitalized software development costs associated with the discontinuance of the industry exchange component of New Hope Natural Media's Healthwell.com; personnel costs, including the reduction of approximately 60 employees at Healthwell.com as well as a reduction of workforce related to a number of other Internet initiatives throughout Penton; and exit costs associated with existing office spaces under lease and other contractual obligations. In the third-quarter of 2001, the Company determined that some first-quarter restructuring initiatives would not require the level of spending that had been originally estimated. Based on the Company's third-quarter estimates, approximately $1.0 million was reversed from the first-quarter charge and the total amount of the charge was adjusted to $4.6 million. All costs incurred in connection with the first-quarter restructuring plan have been paid.

                               PENTON MEDIA, INC.

     In the second half of 2001, the Company implemented a number of expense reduction and restructuring initiatives to more closely align its cost structure with the business environment. Restructuring charges of $9.5 million, net of $1.0 million reversal noted above, in the third quarter and $3.7 million in the fourth quarter resulted primarily from strategic decisions to restructure a number of businesses and support departments, including reducing our overhead infrastructure by consolidating and closing several branch offices, centralizing information technology and outsourcing certain corporate functions. Of the total charges, $4.7 million related to employee termination benefits for the elimination of nearly 340 positions, of which 294 positions had been eliminated and $2.7 million in payments had been completed by the end of 2001. The remaining positions and outstanding payments were completed in 2002. Approximately 84% of the positions eliminated were in the United States, with the remaining positions predominantly in the United Kingdom and Germany. The remaining $8.5 million of the restructuring charges related to the closure of more than 20 Penton offices worldwide, and included costs associated with existing office spaces under lease and other contractual obligations.

     Other exit costs included primarily the write-off of computerized software development costs associated with the discontinuance of our industry exchange component of New Hope Natural Media's Healthwell.com as well as other contractual obligations.

     The following table summarizes the restructuring charges (net of subleases recorded of $1.7 million in 2002 and reversals of $1.0 million in 2001, as discussed above), the cash payments and the ending accrual balances for the years ended December 31, 2002 and 2001 (in thousands):

                                         2001                           2002
                             ----------------------------   ----------------------------
                                                  ENDING                         ENDING
                              TOTAL      CASH     ACCRUAL    TOTAL      CASH     ACCRUAL
DESCRIPTION                  CHARGES   PAYMENTS   BALANCE   CHARGES   PAYMENTS   BALANCE
-----------                  -------   --------   -------   -------   --------   -------
Severance, outplacement and
  other personnel costs....  $ 6,751    $4,468    $ 2,283   $10,409   $ 7,569    $ 5,123
Facility closing costs.....    8,669       267      8,402     4,667     2,283     10,786
Other exit costs...........    3,370     2,423        947     1,285     1,217      1,015
                             -------    ------    -------   -------   -------    -------
Total......................  $18,790    $7,158    $11,632   $16,361   $11,069    $16,924
                             =======    ======    =======   =======   =======    =======

     We expect to make cash payments in 2003 related to our business restructuring initiatives of approximately $7.6 million which is expected to be composed of $4.5 million for employee separation costs, $2.4 million for lease obligations and $0.7 million for other contractual obligations. The balance of severance and other exit costs will not require cash payments and the balance of facility costs, which include primarily long-term leases, is expected to be paid through the end of the respective lease terms.

     In 2002 and 2001, restructuring charges of $1.0 million and $0.09 million, respectively, were classified as part of discontinued operations as these costs related to discontinued properties. The remaining charges are presented as restructuring charges in the accompanying consolidated statements of operations.

NOTE 17 -- SEGMENT INFORMATION

     We view and manage our business along four media segments: Industry, Technology, Lifestyle and Retail, and we group our industry sectors within each segment. A senior manager is in charge of each segment, and these senior managers report directly to the Chief Executive Officer and to the President and Chief Operating Officer.

     Our four segments derive their revenues from trade shows and conferences, publications and online media products, including Web sites serving customers in 12 distinct industry sectors. See Note 1 -- Description of

                               PENTON MEDIA, INC.

Business. The accounting policies of the operating segments are the same as those described in Note 2 -- Summary of Significant Accounting Policies.

     The chief operating decision makers evaluate performance of the segments based on revenues and adjusted segment EBITDA. As such in the analysis that follows, we have used adjusted segment EBITDA, which we define as net income
(loss) before interest, taxes, depreciation and amortization, non-cash compensation, corporate level costs, and unusual items, as the primary measure of profitability in evaluating our operations. Corporate-level costs include costs for centralized functions, such as finance, accounting and information systems, which cannot reasonably be allocated to each segment. Assets are not allocated to segments and as such have not been presented.

     Summary information by segment for the years ended December 31, 2002, 2001 and 2000, adjusted for discontinued operations, is as follows (in thousands):

                                    INDUSTRY   TECHNOLOGY   LIFESTYLE   RETAIL
                                     MEDIA       MEDIA        MEDIA      MEDIA     TOTAL
                                    --------   ----------   ---------   -------   --------
2002
  Revenues........................  $ 92,380    $ 90,267     $30,839    $21,620   $235,106
  Adjusted segment EBITDA.........  $ 15,447    $    246     $11,144    $ 5,826   $ 32,663
2001
  Revenues........................  $113,419    $195,159     $29,893    $20,400   $358,871
  Adjusted segment EBITDA.........  $ 18,761    $ 33,847     $ 9,787    $ 4,775   $ 67,170
2000
  Revenues........................  $137,391    $205,380     $30,121    $26,825   $399,717
  Adjusted segment EBITDA.........  $ 28,682    $ 69,652     $ 7,495    $ 7,526   $113,355

     Segment revenues, all of which are realized from external customers, equal Penton's consolidated revenues. Following is a reconciliation of Penton's total adjusted segment EBITDA to consolidated income (loss) from continuing operations before income taxes, extraordinary items and cumulative effect of accounting change (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2002        2001        2000
                                                     ---------   ---------   --------
Total adjusted segment EBITDA......................  $  32,663   $  67,170   $113,355
Depreciation and amortization......................    (19,329)    (44,048)   (32,811)
Restructuring charge...............................    (15,436)    (18,700)        --
Loss on sale of properties.........................       (888)         --         --
Asset writedowns and impairments...................   (223,424)    (59,794)    (3,146)
Non-cash compensation..............................     (2,979)       (652)        --
Gain on sale of investments........................      1,491          --    110,210
Interest expense...................................    (38,193)    (30,487)   (19,485)
Interest income....................................        768       1,862      5,352
Writedown of Internet investments..................        (41)        824     (9,490)
Miscellaneous, net.................................       (635)     (2,839)       (45)
Corporate costs....................................    (18,160)    (25,598)   (22,125)
                                                     ---------   ---------   --------
Consolidated income (loss) from continuing
  operations before income taxes, extraordinary
  items and cumulative effect of accounting
  change...........................................  $(284,163)  $(112,262)  $141,815
                                                     =========   =========   ========

                               PENTON MEDIA, INC.

  ENTERPRISE-WIDE DISCLOSURES

     Revenues by product offering are as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                         2002       2001       2000
                                                       --------   --------   --------
Publishing...........................................  $165,686   $208,825   $230,120
Trade shows and conferences..........................    56,707    137,931    163,582
Online media.........................................    12,713     12,115      6,015
                                                       --------   --------   --------
                                                       $235,106   $358,871   $399,717
                                                       ========   ========   ========

     Domestic revenues of our products and services comprised $209.4 million, $311.6 million and $359.5 million of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Foreign revenues totaled $25.7 million, $47.3 million and $40.2 million of our revenues for the years ended December 31, 2002, 2001 and 2000, respectively, of which $19.2 million, $32.5 million and $24.7 million, respectively, were from the United Kingdom. No single customer accounted for 10% or more of sales during 2002, 2001 and 2000.

     Long-lived assets at December 31, 2002, 2001 and 2000 included $10.2 million, $42.2 million and $36.4 million, respectively, identified with foreign operations, substantially all of which were intangible assets, with the remaining assets identified with domestic operations. Long-lived assets identified with the United Kingdom comprised $6.8 million, $33.1 million and $29.8 million, respectively, of these foreign assets.

NOTE 18 -- SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
           ACTIVITIES

     The following transactions do not provide or use cash and, accordingly, are not reflected in the consolidated statements of cash flows.

INVESTING ACTIVITIES

     Penton issued 527,951 and 52,920 shares for contingent consideration in 2002 and 2000, respectively; 17,472 and 361 shares under the Management Stock Purchase Plan in 2002 and 2001, respectively; 340,775 and 6,780 deferred shares in 2002 and 2001, respectively; 50,000 shares under the Performance Share Plan in 2002; 52,164 and 39,296 stock options in 2001 and 2000, respectively; and 400,000 shares under the Executive Loan Program in 2000.

     During 2002, three executives returned a total of 115,712 shares to the Company to pay down a portion of the executive loan balance and to cover taxes for shares issued under the Performance Share Plan. The Company also recorded amortization of deemed dividend and accretion on preferred stock of $46.2 million.

     In December 2002, Penton sold PM Australia for approximately $0.1 million, of which $0.01 million was received in cash and the remainder is payable in 12 equal monthly installments starting in July 2003.

     In 2001 and 2000, Penton marked to market its investment in Jupitermedia Corporation stock by approximately $1.3 million and $13.4 million, respectively. See Note 5 -- Investments for further discussion.

     In addition, Penton acquired Hillgate Communications Ltd. in 2001 for approximately $4.1 million, of which $3.5 million was in the form of notes payable.

     Penton assumed liabilities of approximately $9.9 million and $21.0 million in connection with acquisitions completed in 2001 and 2000.

                               PENTON MEDIA, INC.

NOTE 19 -- QUARTERLY RESULTS (UNAUDITED)

     Quarterly results of operations for the years ended December 31, 2002 and 2001 are shown below (in thousands, except per share amounts):

                                                       2002 QUARTERS
                                                   ----------------------                   TOTAL
                                       FIRST        SECOND        THIRD       FOURTH      FOR YEAR
                                      --------     --------     ---------     -------     ---------
Revenues............................  $ 61,128     $ 62,947     $  47,194     $63,837     $ 235,106
Operating income (loss).............  $    890     $ (9,417)(a) $(233,054)(b) $(5,972)(c) $(247,553)
Income (loss) from continuing
  operations before extraordinary
  items and cumulative effect of
  accounting change.................  $ (3,992)    $(11,837)    $(242,351)    $14,531     $(243,649)
Discontinued operations.............  $   (407)    $   (221)    $    (813)    $(1,811)    $  (3,252)
Extraordinary items.................  $    166     $     --     $      --     $   111     $     277
Cumulative effect of accounting
  change............................  $(39,700)(d) $     --     $      --     $    --     $ (39,700)
Net income (loss)...................  $(43,933)    $(12,058)    $(243,164)    $12,831     $(286,324)
Amortization of deemed dividend and
  accretion of preferred stock......  $   (363)    $(44,498)(e) $    (652)    $  (661)    $ (46,174)
Net income (loss) applicable to
  common stockholders...............  $(44,296)    $(56,556)    $(243,816)    $12,170     $(332,498)
Earnings per share (basic and
  diluted):
  Net income (loss).................  $  (1.37)    $  (0.38)    $   (7.47)    $  0.39     $   (8.84)
  Net income (loss) applicable to
    common stockholders.............  $  (1.39)    $  (1.77)    $   (7.49)    $  0.31     $  (10.27)

                                                       2001 QUARTERS
                                                   ---------------------                    TOTAL
                                       FIRST        SECOND       THIRD        FOURTH      FOR YEAR
                                      --------     --------     --------     --------     ---------
Revenues............................  $110,630     $101,994     $ 59,506     $ 86,741     $ 358,871
Operating income (loss).............  $  3,019(f)  $  4,452     $(37,378)(g) $(51,715)(h) $ (81,622)
Loss from continuing operations
  before extraordinary items and
  cumulative effect of accounting
  change............................  $ (1,104)    $ (5,705)    $(28,652)    $(60,483)    $ (95,944)
Discontinued operations.............  $   (174)    $    222     $   (843)    $ (7,368)    $  (8,163)
Net loss............................  $ (1,278)    $ (5,483)    $(29,495)    $(67,851)    $(104,107)
Earnings per share (basic and
  diluted):
  Net loss..........................  $  (0.04)    $  (0.17)    $  (0.92)    $  (2.12)    $   (3.26)

     Earnings per share calculations for each of the quarters are based on the weighted-average number of shares outstanding for each quarter, and the sum of the quarters may not necessarily be equal to the full-year earnings per share amount.
---------------

(a) Includes $7.7 million restructuring charge.

(b) Includes $3.3 million restructuring charge and $223.3 million related to impairment of assets.

(c) Includes $4.7 million restructuring charge and $0.9 million loss on sale of properties.

(d) Relates to the initial goodwill impairment test, which resulted in a non-cash charge of $39.7 million, to reduce the carrying value of goodwill for two of our seven identified reporting units.

(e) Relates to a one-time, non-cash charge of $44.5 million to remove the 10-year mandatory redemption date on the preferred stock.

(f) Includes $5.6 million restructuring charge.

(g) Includes $9.7 million related to impairment of assets and $9.5 million related to restructuring charges.

(h) Includes $50.1 million related to impairment of assets and $3.7 million related to restructuring charges.

                               PENTON MEDIA, INC.

NOTE 20 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     The following schedules set forth condensed consolidating balance sheets as of December 31, 2002 and 2001 and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended December 31, 2002, 2001 and 2000. In the following schedules, "Parent" refers to Penton Media, Inc., "Guarantor Subsidiaries" refers to Penton's wholly owned domestic subsidiaries and "Non-guarantor Subsidiaries" refers to Penton's foreign subsidiaries. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in our subsidiaries.

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF DECEMBER 31, 2002

                                                       GUARANTOR     NON-GUARANTOR                     PENTON
                                           PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------   ------------   -------------   ------------   ------------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.............  $   5,165    $     460       $  1,146       $      --      $   6,771
  Restricted cash.......................        241           --            436              --            677
  Accounts receivable, net..............     21,120        8,784          4,938              --         34,842
  Notes receivable......................         --           --          2,124              --          2,124
  Income taxes receivable...............     33,470       19,895            182              --         53,547
  Inventories...........................        757          262              6              --          1,025
  Prepayments, deposits and other.......      2,299          821          1,974              --          5,094
  Current assets of discontinued
    operations..........................      2,049           --             --              --          2,049
                                          ---------    ---------       --------       ---------      ---------
                                             65,101       30,222         10,806              --        106,129
                                          ---------    ---------       --------       ---------      ---------
  Property, plant and equipment, net....     18,717        3,116          2,084              --         23,917
  Goodwill..............................    122,651      124,891          4,430              --        251,972
  Other intangibles, net................     15,742       13,339          3,673              --         32,754
  Investment in subsidiaries(1).........    (98,098)          --             --          98,098             --
                                          ---------    ---------       --------       ---------      ---------
                                             59,012      141,346         10,187          98,098        308,643
                                          ---------    ---------       --------       ---------      ---------
                                          $ 124,113    $ 171,568       $ 20,993       $  98,098      $ 414,772
                                          =========    =========       ========       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Senior secured credit facility........  $   4,500    $      --       $     --       $      --      $   4,500
  Accounts payable and accrued
    expenses............................     25,504        5,388          2,927              --         33,819
  Accrued compensation and benefits.....     10,713        1,031             91              --         11,835
  Unearned income.......................     13,619        5,296          4,111              --         23,026
  Current liabilities of discontinued
    operations..........................      1,050           --             --              --          1,050
                                          ---------    ---------       --------       ---------      ---------
                                             55,386       11,715          7,129              --         74,230
                                          ---------    ---------       --------       ---------      ---------
Long-term liabilities and deferred
  credits:
  Senior secured notes, net of
    discount............................     79,966       76,831             --              --        156,797
  Senior subordinated notes, net of
    discount............................     87,426       83,997             --              --        171,423
  Note payable..........................         --           --            417              --            417
  Net deferred pension credits..........     13,762           --             --              --         13,762
  Intercompany advances.................   (102,694)      65,062         31,545           6,087             --
  Other.................................      5,176        2,934          4,942              --         13,052
                                          ---------    ---------       --------       ---------      ---------
                                             83,636      228,824         36,904           6,087        355,451
                                          ---------    ---------       --------       ---------      ---------
Mandatorily redeemable convertible
  preferred stock.......................     46,174           --             --              --         46,174
Redeemable common stock.................      1,118           --             --              --          1,118
Stockholders' equity (deficit):
  Common stock and capital in excess of
    par value...........................    230,096      209,653         16,614        (226,267)       230,096
  Retained earnings (deficit)...........   (279,600)    (278,624)       (36,677)        315,301       (279,600)
  Notes receivable officers/directors...     (9,720)          --             --              --         (9,720)
  Accumulated other comprehensive
    loss................................     (2,977)          --         (2,977)          2,977         (2,977)
                                          ---------    ---------       --------       ---------      ---------
                                            (62,201)     (68,971)       (23,040)         92,011        (62,201)
                                          ---------    ---------       --------       ---------      ---------
                                          $ 124,113    $ 171,568       $ 20,993       $  98,098      $ 414,772
                                          =========    =========       ========       =========      =========

---------------

(1) Reflects investments in subsidiaries utilizing the equity method.

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF DECEMBER 31, 2001

                                                      GUARANTOR       NON-GUARANTOR                      PENTON
                                        PARENT     SUBSIDIARIES(2)   SUBSIDIARIES(2)   ELIMINATIONS   CONSOLIDATED
                                       ---------   ---------------   ---------------   ------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents..........  $  14,518      $  1,993           $ 3,680        $      --       $ 20,191
  Accounts receivable, net...........     32,973        11,247            10,137               --         54,357
  Income tax receivable..............     14,750            --                --               --         14,750
  Notes receivable...................         --            --             2,095               --          2,095
  Inventories........................      1,090           248                13               --          1,351
  Deferred tax assets................      4,683         1,962                --               --          6,645
  Prepayments, deposits and other....      3,893         3,961                --               --          7,854
                                       ---------      --------           -------        ---------       --------
                                          71,907        19,411            15,925               --        107,243
                                       ---------      --------           -------        ---------       --------
  Property, plant and equipment,
    net..............................     22,563         4,694             2,919               --         30,176
  Goodwill...........................    124,828       331,570            36,743               --        493,141
  Other intangibles, net.............     13,624        40,684             2,492               --         56,800
  Deferred tax assets................     16,462        (8,994)               --               --          7,468
  Investment in subsidiaries(1)......    193,473            --                --         (193,473)            --
  Investments........................         --         5,649                --               --          5,649
                                       ---------      --------           -------        ---------       --------
                                         370,950       373,603            42,154         (193,473)       593,234
                                       ---------      --------           -------        ---------       --------
                                       $ 442,857      $393,014           $58,079        $(193,473)      $700,477
                                       =========      ========           =======        =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Senior secured credit facility.....  $  16,489      $     --           $    --        $      --       $ 16,489
  Note payable.......................         --            --             2,804               --          2,804
  Accounts payable and accrued
    expenses.........................     31,758         1,305             7,310               --         40,373
  Accrued compensation and
    benefits.........................     10,562         1,226               623               --         12,411
  Unearned income....................     15,339        16,723             4,877               --         36,939
                                       ---------      --------           -------        ---------       --------
                                          74,148        19,254            15,614               --        109,016
                                       ---------      --------           -------        ---------       --------
Long-term liabilities and deferred
  credits:
  Senior secured credit facility.....    164,098            --                --               --        164,098
  Senior subordinated notes, net of
    discount.........................    180,957            --                --               --        180,957
  Note payable.......................         --            --               417               --            417
  Net deferred pension credits.......     15,140            --                --               --         15,140
  Intercompany advances..............   (214,585)      177,975            28,910            7,700             --
  Other..............................      2,569         4,238             3,512               --         10,319
                                       ---------      --------           -------        ---------       --------
                                         148,179       182,213            32,839            7,700        370,931
                                       ---------      --------           -------        ---------       --------
Stockholders' equity:
  Common stock and capital in excess
    of par value.....................    227,564       209,653            16,614         (226,267)       227,564
  Retained earnings (deficit)........      6,724       (18,914)           (4,816)          23,730          6,724
  Notes receivable
    officers/directors...............    (10,824)           --                --               --        (10,824)
  Accumulated other comprehensive
    income (loss)....................     (2,934)          808            (2,172)           1,364         (2,934)
                                       ---------      --------           -------        ---------       --------
                                         220,530       191,547             9,626         (201,173)       220,530
                                       ---------      --------           -------        ---------       --------
                                       $ 442,857      $393,014           $58,079        $(193,473)      $700,477
                                       =========      ========           =======        =========       ========

---------------

(1) Reflects investments in subsidiaries utilizing the equity method.

(2) Certain amounts have been reclassified to conform to the current year presentation.

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                    PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------   ------------   -------------   ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
REVENUES.........................  $ 149,916    $  60,791       $ 24,399        $     --      $ 235,106
                                   ---------    ---------       --------        --------      ---------
OPERATING EXPENSES:
  Editorial, production and
     circulation.................     67,636       26,621          9,637              --        103,894
  Selling, general and
     administrative..............     53,933       50,923         14,832              --        119,688
  Impairment of other assets.....        136      197,346         25,942              --        223,424
  Restructuring charges..........     11,100        2,882          1,454              --         15,436
  Loss on sale of properties.....        114          774             --              --            888
  Depreciation and
     amortization................      8,837        8,737          1,755              --         19,329
                                   ---------    ---------       --------        --------      ---------
                                     141,756      287,283         53,620              --        482,659
                                   ---------    ---------       --------        --------      ---------
OPERATING INCOME (LOSS)..........      8,160     (226,492)       (29,221)             --       (247,553)
                                   ---------    ---------       --------        --------      ---------
OTHER INCOME (EXPENSE):
  Interest expense, net of income
     earned......................    (19,185)     (17,844)          (396)             --        (37,425)
  Gain on sale of investments....         --        1,491             --              --          1,491
  Writedown of Internet
     investments.................        (25)          22            (38)             --            (41)
  Equity in losses of
     subsidiaries................   (291,571)          --             --         291,571             --
  Miscellaneous, net.............     (3,562)        (197)         3,124              --           (635)
                                   ---------    ---------       --------        --------      ---------
                                    (314,343)     (16,528)         2,690         291,571        (36,610)
                                   ---------    ---------       --------        --------      ---------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES,
  EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE.........................   (306,183)    (243,020)       (26,531)        291,571       (284,163)
Provision (benefit) for income
  taxes..........................    (22,278)     (17,882)          (354)             --        (40,514)
                                   ---------    ---------       --------        --------      ---------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY
  ITEMS AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE..............   (283,905)    (225,138)       (26,177)        291,571       (243,649)
                                   ---------    ---------       --------        --------      ---------
Loss from operations of
  discontinued components, net of
  taxes..........................     (2,696)          --           (556)             --         (3,252)
                                   ---------    ---------       --------        --------      ---------
Extraordinary items, net of
  taxes..........................        277           --             --              --            277
Cumulative effect of accounting
  change, net of taxes...........         --      (34,572)        (5,128)             --        (39,700)
                                   ---------    ---------       --------        --------      ---------
NET LOSS.........................  $(286,324)   $(259,710)      $(31,861)       $291,571      $(286,324)
                                   =========    =========       ========        ========      =========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                    PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------   ------------   -------------   ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
REVENUES.........................  $ 184,214     $130,454        $44,203        $    --       $ 358,871
                                   ---------     --------        -------        -------       ---------
OPERATING EXPENSES:
  Editorial, production and
     circulation.................     88,233       45,663         14,473             --         148,369
  Selling, general and
     administrative..............     90,343       57,521         21,718             --         169,582
  Impairment of other assets.....      4,393       53,259          2,142             --          59,794
  Restructuring charges..........      6,007       10,169          2,524             --          18,700
  Depreciation and
     amortization................     14,469       26,899          2,680             --          44,048
                                   ---------     --------        -------        -------       ---------
                                     203,445      193,511         43,537             --         440,493
                                   ---------     --------        -------        -------       ---------
OPERATING INCOME (LOSS)..........    (19,231)     (63,057)           666             --         (81,622)
                                   ---------     --------        -------        -------       ---------
OTHER INCOME (EXPENSE):
  Interest expense, net of income
     earned......................    (32,794)       4,530           (361)            --         (28,625)
  Writedown of Internet
     investments.................         --           --            824             --             824
  Equity in losses of
     subsidiaries................    (53,866)          --             --         53,866              --
  Miscellaneous, net.............     (1,285)          --         (1,554)            --          (2,839)
                                   ---------     --------        -------        -------       ---------
                                     (87,945)       4,530         (1,091)        53,866         (30,640)
                                   ---------     --------        -------        -------       ---------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES............   (107,176)     (58,527)          (425)        53,866        (112,262)
Provision (benefit) for income
  taxes..........................    (10,306)      (6,976)           964             --         (16,318)
                                   ---------     --------        -------        -------       ---------
LOSS FROM CONTINUING
  OPERATIONS.....................    (96,870)     (51,551)        (1,389)        53,866         (95,944)
Loss from operations of
  discontinued components, net of
  taxes..........................     (7,237)          --           (926)            --          (8,163)
                                   ---------     --------        -------        -------       ---------
NET LOSS.........................  $(104,107)    $(51,551)       $(2,315)       $53,866       $(104,107)
                                   =========     ========        =======        =======       =========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                     PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
REVENUES..........................  $215,079     $156,240        $28,398        $     --       $399,717
                                    --------     --------        -------        --------       --------
OPERATING EXPENSES:
  Editorial, production and
     circulation..................    93,373       43,176          9,106              --        145,655
  Selling, general and
     administrative...............    97,955       51,935         12,942              --        162,832
  Impairment of other assets......        --        1,051             --              --          1,051
  Impairment of Internet assets...     2,095           --             --              --          2,095
  Depreciation and amortization...    11,880       18,795          2,136              --         32,811
                                    --------     --------        -------        --------       --------
                                     205,303      114,957         24,184              --        344,444
                                    --------     --------        -------        --------       --------
OPERATING INCOME..................     9,776       41,283          4,214              --         55,273
                                    --------     --------        -------        --------       --------
OTHER INCOME (EXPENSE):
  Interest expense, net of income
     earned.......................   (16,016)       2,340           (457)             --        (14,133)
  Writedown of Internet
     investments..................    (9,490)          --             --              --         (9,490)
  Gain on sale of investments.....   110,210           --             --              --        110,210
  Equity in losses of
     subsidiaries.................    17,203           --             --         (17,203)            --
  Miscellaneous, net..............      (931)         377            509              --            (45)
                                    --------     --------        -------        --------       --------
                                     100,976        2,717             52         (17,203)        86,542
                                    --------     --------        -------        --------       --------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES.............   110,752       44,000          4,266         (17,203)       141,815
Provision for income taxes........    30,727       28,238          2,825              --         61,790
                                    --------     --------        -------        --------       --------
INCOME FROM CONTINUING
  OPERATIONS......................    80,025       15,762          1,441         (17,203)        80,025
Loss from operations of
  discontinued components, net of
  taxes...........................      (435)          --             --              --           (435)
                                    --------     --------        -------        --------       --------
NET INCOME........................  $ 79,590     $ 15,762        $ 1,441        $(17,203)      $ 79,590
                                    ========     ========        =======        ========       ========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                    PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------   ------------   -------------   ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES...........  $  57,725     $(80,004)       $ 5,595           $--        $ (16,684)
                                   ---------     --------        -------           --         ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures...........     (3,163)        (157)          (535)          --            (3,855)
  Acquisitions, including
     earnouts paid, net of cash
     acquired....................       (687)         (48)        (4,792)          --            (5,527)
  Proceeds from sale of
     Jupitermedia Corporation
     stock.......................         --        5,801             --           --             5,801
  Net proceeds from sale of
     properties..................        751          188             12           --               951
                                   ---------     --------        -------           --         ---------
  Net cash provided by (used for)
     investing activities........     (3,099)       5,784         (5,315)          --            (2,630)
                                   ---------     --------        -------           --         ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from issuance of
     mandatorily redeemable
     convertible preferred
     stock.......................     46,123           --             --           --            46,123
  Proceeds from senior secured
     notes.......................     79,926       76,791             --           --           156,717
  Repurchase of senior
     subordinated notes..........     (4,271)      (4,104)            --           --            (8,375)
  Proceeds from senior secured
     credit facility.............      6,000           --             --           --             6,000
  Repayment of senior secured
     credit facility.............   (182,087)          --             --           --          (182,087)
  Payment of note payable........         --           --         (2,804)          --            (2,804)
  Employee stock purchase plan
     payments....................       (424)          --            (10)          --              (434)
  Payment of financing costs.....     (9,814)          --             --           --            (9,814)
  Proceeds from repayment of
     officers/directors loans....        703           --             --           --               703
                                   ---------     --------        -------           --         ---------
       Net cash provided by (used
          for) financing
          activities.............    (63,844)      72,687         (2,814)          --             6,029
                                   ---------     --------        -------           --         ---------
Effect of exchange rate changes
  on cash........................       (135)          --             --           --              (135)
                                   ---------     --------        -------           --         ---------
       Net decrease in cash and
          equivalents............     (9,353)      (1,533)        (2,534)          --           (13,420)
Cash and cash equivalents at
  beginning of period............     14,518        1,993          3,680           --            20,191
                                   ---------     --------        -------           --         ---------
Cash and cash equivalents at end
  of period......................  $   5,165     $    460        $ 1,146           $--        $   6,771
                                   =========     ========        =======           ==         =========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                    PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------   ------------   -------------   ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES...........  $ (25,529)    $  (699)        $ 4,842        $ 1,043       $ (20,343)
                                   ---------     -------         -------        -------       ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures...........     (3,735)     (2,153)         (1,714)            --          (7,602)
  Acquisitions, including
     earnouts paid, net of cash
     acquired....................    (12,806)     (3,833)         (3,214)            --         (19,853)
                                   ---------     -------         -------        -------       ---------
     Net cash used for investing
       activities................    (16,541)     (5,986)         (4,928)            --         (27,455)
                                   ---------     -------         -------        -------       ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from senior
     subordinated notes..........    180,836          --              --             --         180,836
  Proceeds from senior secured
     credit facility.............     45,000          --              --             --          45,000
  Repayment of senior secured
     credit facility.............   (166,538)         --              --             --        (166,538)
  Payment of note payable........         --          --            (201)            --            (201)
  Employee stock purchase plan
     payments....................       (350)         --              (3)            --            (353)
  Proceeds from deferred shares
     and options exercised.......      1,153          --              --             --           1,153
  Payment of financing costs.....     (1,657)         --              --             --          (1,657)
  Dividends paid.................     (1,914)         --              --             --          (1,914)
                                   ---------     -------         -------        -------       ---------
     Net cash provided by (used
       for) financing
       activities................     56,530          --            (204)            --          56,326
                                   ---------     -------         -------        -------       ---------
Effect of exchange rate changes
  on cash........................         58          --              --             --              58
                                   ---------     -------         -------        -------       ---------
     Net increase (decrease) in
       cash and equivalents......     14,518      (6,685)           (290)         1,043           8,586
Cash and cash equivalents at
  beginning of period............         --       8,678           3,970         (1,043)         11,605
                                   ---------     -------         -------        -------       ---------
Cash and cash equivalents at end
  of period......................  $  14,518     $ 1,993         $ 3,680        $    --       $  20,191
                                   =========     =======         =======        =======       =========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                    PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------   ------------   -------------   ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES...........  $ (13,600)    $ 15,809        $ 8,074        $(1,043)      $   9,240
                                   ---------     --------        -------        -------       ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures...........    (19,208)      (7,416)          (648)            --         (27,272)
  Acquisitions, including
     earnouts paid, net of cash
     acquired....................   (192,119)      (2,633)        (6,244)            --        (200,996)
  Proceeds from sale of
     Jupitermedia Corporation
     stock.......................    113,100           --             --             --         113,100
  Net proceeds from sale of
     discontinued operations.....      4,000           --             --             --           4,000
                                   ---------     --------        -------        -------       ---------
     Net cash used for investing
       activities................    (94,227)     (10,049)        (6,892)            --        (111,168)
                                   ---------     --------        -------        -------       ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from senior secured
     credit facility.............     91,000           --             --             --          91,000
  Repayment of senior secured
     credit facility.............     (3,875)          --             --             --          (3,875)
  Employee stock purchase plan
     payments....................       (209)          --             --             --            (209)
  Payment of financing costs.....       (283)          --             --             --            (283)
  Proceeds from options
     exercised...................        473           --             --             --             473
  Dividends paid.................     (3,800)          --             --             --          (3,800)
                                   ---------     --------        -------        -------       ---------
     Net cash provided by
       financing activities......     83,306           --             --             --          83,306
                                   ---------     --------        -------        -------       ---------
Effect of exchange rate changes
  on cash........................       (143)          --             --             --            (143)
  Net increase (decrease) in cash
     and equivalents.............    (24,664)       5,760          1,182         (1,043)        (18,765)
Cash and cash equivalents at
  beginning of period............     24,664        2,918          2,788             --          30,370
                                   ---------     --------        -------        -------       ---------
Cash and cash equivalents at end
  of period......................  $      --     $  8,678        $ 3,970        $(1,043)      $  11,605
                                   =========     ========        =======        =======       =========

NOTE 21 -- RELATED PARTY TRANSACTIONS

     In January 2003, the Company sold its PTS group assets to Cygnus Expositions, a division of Cygnus Business Media, Inc., a Delaware corporation, for $3.8 million, including a potential earnout of $0.6 million based on reaching certain performance objectives. Cygnus Business Media, Inc. is owned by ABRY Mezzanine Partners L.P., which holds a significant portion of our preferred stock and has two members on the Company's Board of Directors.

                               PENTON MEDIA, INC.

     At December 31, 2002 and 2001, Neue Medien Ulm Holdings GmbH ("Neue Medien") owes Penton Media Germany (formally known as ComMunic GmbH Kongresse-Messen-Seminare), a consolidated subsidiary, $2.1 million and $2.1 million, respectively. These amounts are classified on the consolidated balance sheets as notes receivable. Neue Median and Penton jointly own PM Germany. The notes are due on demand and bear interest at the German Federal rate plus 3%, which was 5.47% at December 31, 2002.

     On August 1, 2002, the Company issued 527,951 shares of common stock to R. Douglas Greene, a director of the Company, as part of the final contingent payment required for the acquisition of New Hope Communications, Inc. in 1999.

NOTE 22 -- SUBSEQUENT EVENTS

Amended Credit Facility

     In January 2003, the Company amended its senior credit facility. The amended agreement permits the Company to sell certain properties in excess of the $5.0 million aggregate limit required by the original amended agreement. In return, the revolving commitment was reduced from $40.0 million to $32.0 million, and at such time as the aggregate sum of the cash and cash equivalents of Penton equals or exceeds $40.0 million, an additional one-time reduction of $10.0 million would be required. In addition, upon the sale of the certain properties noted above, the revolving commitment would be further reduced by 50% of the aggregate gross proceeds from those sales, up to a maximum of $6.0 million. For all other asset dispositions, the revolver would be reduced by 50% of the aggregate gross proceeds. At December 31, 2002 and January 31, 2003, the revolver commitments under our credit facility were $40.0 million and $20.1 million, respectively. Availability under the commitments, which is subject to the Company's eligible accounts receivable, was $13.5 million (net of $4.5 million outstanding) and $15.0 million at December 31, 2002 and January 31, 2003, respectively.

     The amended facility allows for additional asset sales, transfers, leases, and other dispositions and the issuance of equity interests by our subsidiaries up to a maximum of approximately $3.6 million. The amended facility also increased the maximum commitment fee from 0.50% to 0.75%.

Sale of PTS

     In January 2003, the Company completed the sale of the assets of its PTS group, which was part of our Industry Media segment, to Cygnus Business Media, Inc. for total consideration of approximately $3.8 million, including an earnout of $0.6 million based on reaching certain performance objectives. The cash received from the sale was used to pay down the Company's outstanding credit facility. A gain on the sale of approximately $1.0 million will be recorded in 2003 and will be included as a component of discontinued operations.

Tax Refund

     In January 2003, the Company received a tax refund of $52.7 million. A portion of the proceeds was used to pay down the outstanding credit facility.

Equity and Performance Shares

     In February 2003, the Company issued 30,516 shares earned under the performance share plan and 19,050 shares earned under the management stock purchase plan. In addition, the Company granted 598,850 shares under our stock option plan, of which 334,850 shares were issued in connection with the Tender Offer. The exercise price of the New Options shall be the fair value of our common stock on the grant date. The Company also granted 391,360 deferred shares to certain key executives.

                               PENTON MEDIA, INC.

     In February 2003, Penton's Board of Directors approved a proposal to effect a reverse stock split to be submitted for shareholder approval at the Company's annual meeting, set for June 12, 2003. This corrective share action is part of the plan submitted by Penton to the NYSE to meet the NYSE $1.00 stock price listing requirement.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                      BALANCE AT                            BALANCE AT
                                                      BEGINNING    CHARGE TO                   END
                                                       OF YEAR     EXPENSES    DEDUCTIONS    OF YEAR
                                                      ----------   ---------   ----------   ----------
                                                                   (DOLLARS IN THOUSANDS)
Allowance for Doubtful Accounts:
2002 - Allowance for doubtful accounts..............   $10,976      $ 8,303     $(14,956)    $ 4,323
2001 - Allowance for doubtful accounts..............   $ 3,863      $14,971     $ (7,858)    $10,976
2000 - Allowance for doubtful accounts..............   $ 3,958      $ 1,714     $ (1,809)    $ 3,863
Future Income Tax Benefits -- Valuation Allowance:
2002 - Valuation allowance..........................   $ 1,779      $35,973     $ (1,530)    $36,222
2001 - Valuation allowance..........................   $    --      $ 1,779     $     --     $ 1,779
2000 - Valuation allowance..........................   $    --      $    --     $     --     $    --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     Information required to be furnished in this part of the Form 10-K has been omitted because the Registrant will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 30, 2003 containing such information.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the headings "Election of Directors," "Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on June 12, 2003 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under the headings "Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report on Executive Compensation," and "Performance Graph" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on June 12, 2003 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on June 12, 2003 is incorporated herein by reference.

     The Company currently maintains the Penton Media, Inc. 1998 Equity and Performance Incentive Plan (As Amended and Restated Effective as of March 15,
2001) (the "Incentive Plan"), the Penton Media, Inc. 1998 Director Stock Option Plan (As Amended and Restated Effective as of March 15, 2001) (the "Director Plan"), the Penton Media, Inc. Management Stock Purchase Plan (As Amended and Restated Effective as of January 1, 2000) (the "Management Stock Purchase Plan") and the Penton Media, Inc. Employee Stock Purchase Plan (the "Employee Stock Purchase Plan"), pursuant to which it has made equity available to eligible persons.

     The following table summarizes information about these plans as of December 31, 2002. All outstanding awards relate to our common stock.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                            NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                           NUMBER OF SECURITIES TO BE         WEIGHTED-AVERAGE          FUTURE ISSUANCE UNDER EQUITY
                            ISSUED UPON EXERCISE OF     EXERCISE PRICE OF OUTSTANDING        COMPENSATION PLANS
                              OUTSTANDING OPTIONS,          OPTIONS, WARRANTS AND          (EXCLUDING SECURITIES
                              WARRANTS AND RIGHTS                  RIGHTS                 REFLECTED IN COLUMN (A))
PLAN CATEGORY                         (A)                            (B)                            (C)
-------------              --------------------------   -----------------------------   ----------------------------
Equity compensation plans
  approved by security
  holders................          1,597,355(1)                    $13.05                        2,796,066(2)
Equity compensation plans
  not approved by
  security holders.......                 --                           --                               --
                                   ---------                       ------                        ---------
  Total..................          1,597,355                       $13.05                        2,796,066

---------------

(1) Includes 1,454,355 and 143,000 shares to be issued upon the exercise of outstanding options under the Incentive Plan and Director Plan, respectively.

(2) Includes 2,520,978 shares available for issuance under the Incentive Plan, 99,000 shares available for issuance under the Director Plan, no shares available for issuance under the Employee Stock Purchase Plan and 176,088 shares available for issuance under the Management Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the headings "Certain Transactions" in the Registrant's Proxy Statement for the annual meeting of shareholders to be held on June 12, 2003 is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

     Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, except as follows: the Company has sold common stock under the Company's 401(k) Retirement Savings Plan (the "Plan") in excess of the number of shares registered by the Company on Form S-8 with the Securities and Exchange Commission under the Securities Act of 1933 (the "unregistered sales") from May 2001 through March 2003. The Company has taken corrective actions immediately upon discovery, and intends to file a post-effective amendment to the Form S-8 to register additional shares. For further details, see:

     - Risk Factors "Our sale of unregistered shares of the Company's common stock under the Company's 401(k) Retirement Savings Plan could have a material adverse effect on our financial condition."

     - Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

     - Note 13 -- Common Stock and Common Stock Award Programs of the consolidated financial statements.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report.

     1. Financial statements: The following documents are filed as part of this Report.

       Report of Independent Accountants.

       Consolidated Balance Sheets as of December 31, 2002 and 2001.

       Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

       Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000.

       Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

       Notes to Consolidated Financial Statements.

     2. Financial Statement Schedule: The following financial statement schedule of Penton Media, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Penton Media, Inc.

         Schedule II Valuation and Qualifying Accounts.

         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (b) Reports on Form 8-K

        DATE OF REPORT                                         ITEMS REPORTED
        --------------                                         --------------
        October 24, 2002...............  Item 5.  Other Events
                                         Item 7.  Financial Statements, Pro Forma Financial
                                                  Information and Exhibits
        December 5, 2002...............  Item 5.  Other Events
                                         Item 7.  Financial Statements, Pro Forma Financial
                                                  Information and Exhibits

     (c) Exhibits: The Exhibits listed in the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

EXHIBIT NO.                    DESCRIPTION OF DOCUMENT
-----------                    -----------------------
    2.1      Asset Purchase Agreement, dated as of May 18, 1999, by and among Penton Media, Inc., New Hope Communications, Inc. and
             R. Douglas Greene (filed as Exhibit 2.0 to the Company's
             Form 8-K/A on August 10, 1999, and incorporated herein by
             reference). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon
             request.
    2.2      Combination Agreement, dated May 21, 1998, by and among
             Penton Media, Inc., D-M Acquisition Corp., Pittway
             Corporation, Donohue Meehan Publishing Company, William C.
             Donohue and John J. Meehan (filed as Exhibit 2.1 to the
             Company's Registration Statement No. 33-56877 and
             incorporated herein by reference). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the
             Commission upon request.
    3.1      Restated Certificate of Incorporation of the Registrant
             (filed as Exhibit 3.1 to the Company's Form 10-Q on August
             14, 2002, and incorporated herein by reference).
    3.2      Certificate of Designation of Series A Junior Participating
             Preferred Stock of Penton Media, Inc. (filed as Exhibit 4.1 to the Company's Form 8-K on June 12, 2000, and incorporated herein by reference).

EXHIBIT NO.                    DESCRIPTION OF DOCUMENT
-----------                    -----------------------
    3.3      Amended Certificate of Designations, Preferences and Rights
             of the Series B Convertible Preferred Stock of Registrant
             (filed as Exhibit 3.1 to the Company's Form S-3/A on June 4,
             2002, and incorporated herein by reference).
    3.4      Amended and Restated Bylaws of the Registrant (filed as
             Exhibit 3.3 to the Company's Form 10-Q on August 14, 2002,
             and incorporated herein by reference).
    4.1      Indenture, dated as of March 28, 2002, by and among Penton
             Media, Inc., the Subsidiary Guarantors named therein and
             U.S. Bank National Association, as Trustee (filed as Exhibit
             4.1 to the Company's Form S-4 on June 26, 2002, and
             incorporated herein by reference).
    4.2      Pledge and Security Agreement, dated as of March 28, 2002, by and among Penton Media, Inc., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee
             (filed as Exhibit 4.3 to the Company's Form S-4 on June 26,
             2002, and incorporated herein by reference).
    4.3      Intercreditor Agreement, dated as of March 28, 2002, by and between U.S. Bank National Association and The Bank of New
             York (filed as Exhibit 4.4 to the Company's Form S-4 on June
             26, 2002, and incorporated herein by reference).
    4.4      Form of Warrants to purchase common stock of Penton Media,
             Inc. (filed as Exhibit 4.1 to the Company's Form 8-K on
             March 19, 2002, and incorporated herein by reference).
    4.5      Rights Agreement, dated as of June 9, 2000, between Penton
             Media, Inc. and Harris Trust and Savings Bank, as Rights
             Agent, including a Form of Certificate of Designation of
             Series A Junior Participating Preferred Stock as Exhibit A
             thereto, a Form of Right Certificate as Exhibit B thereto
             and a Summary of Rights to Purchase Preferred Stock as
             Exhibit C thereto (filed as Exhibit 4.1 to the Company's
             Form 8-K on June 12, 2000, and incorporated herein by
             reference).
    4.6      Amendment No. 1, dated as of March 18, 2002, to the Rights
             Agreement, by and between Penton and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the
             Company's Form 8-K on March 19, 2002, and incorporated
             herein by reference).
    4.7      Amendment No. 2, dated as of July 31, 2002, to the Rights
             Agreement, by and between Registrant and National City Bank, as successor rights agent (filed as Exhibit 4.1 to the
             Company's Form 8-A/A on August 1, 2002, and incorporated
             herein by reference).
    4.8      Indenture, dated as of June 28, 2001, between Penton Media,
             Inc., as issuer, the Subsidiary Guarantors named herein, and
             The Bank of New York, as Trustee, including the form of the
             Company's 10.375% Senior Subordinated Notes due June 15,
             2011 attached as Exhibit A thereto (filed as Exhibit 4.1 to the Company's Form 10-Q on August 14, 2001, and incorporated herein by reference).
   10.1      Amended and Restated Series B Convertible Preferred Stock
             and Warrant Purchase Agreement, dated as of March 18, 2002, among Penton Media, Inc. and the investors listed on
             Schedule 1 attached thereto (the "Investors"), (filed as
             Exhibit 10.1 to the Company's Form 8-K on March 19, 2002,
             and incorporated herein by reference).
   10.2      Amendment No. 1 to the Amended and Restated Series B
             Convertible Preferred Stock and Warrant Purchase Agreement
             (filed as Exhibit 10.3 to the Company's Form S-3/A on June
             4, 2002, and incorporated herein by reference).
   10.3      Registration Rights Agreement (filed as Exhibit 10.2 to the
             Company's Form 8-K on March 19, 2002, and incorporated
             herein by reference).
   10.4      Amended and Restated Credit Agreement, dated March 8, 2002, between Penton Media, Inc., as borrower, the Lenders Party hereto, as lenders, Banc of America Securities, LLC, as
             syndication agent, Bank One and Fleet National Bank, as
             co-documentation agents and The Bank of New York, as
             administrative agent, (filed as Exhibit 10.3 to the
             Company's Form 10-K on March 21, 2002, and incorporated
             herein by reference).
   10.5      First Amendment to the Amended and Restated Credit
             Agreement, dated January 17, 2003, between Penton Media,
             Inc., as borrower, the Lenders Party hereto, as lenders,
             Banc of America Securities, LLC, as syndication agent, Bank
             One and Fleet National Bank, as co-documentation agents and
             The Bank of New York, as administrative agent, filed
             herewith.

EXHIBIT NO.                    DESCRIPTION OF DOCUMENT
-----------                    -----------------------
               MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
   10.6      Penton Media, Inc. Retirement Savings Plan (filed as Exhibit
             4.3 to the Company's Form S-8 on August 27, 1998, and
             incorporated herein by reference).
   10.7      Penton Media, Inc. Management Stock Purchase Plan (filed as
             Exhibit 4.3 to the Company's Form S-8 on March 21, 2000, and
             incorporated herein by reference).
   10.8      Penton Media, Inc. Employee Stock Purchase Plan (filed as
             Exhibit 4.3 to the Company's Form S-8 on November 17, 1999,
             and incorporated herein by reference).
   10.9      Penton Media, Inc. Amended and Restated 1998 Director Stock
             Option Plan (filed as Exhibit 10.4 to the Company's Form
             10-Q on August 14, 2001, and incorporated herein by
             reference).
   10.10     Penton Media, Inc. Amended and Restated 1998 Equity and
             Performance Incentive Plan (filed as Exhibit 10.5 to the
             Company's Form 10-Q on August 14, 2001, and incorporated
             herein by reference).
   10.11     Penton Media, Inc. Retirement Plan (filed as Exhibit 10.9 to the Company's Registration Statement No. 333-56877, and
             incorporated herein by reference).
   10.12     Penton Media, Inc. Senior Executive Bonus Plan (filed as
             Exhibit 10.8 to the Company's Form 10-K on March 30, 2000,
             and incorporated herein by reference).
   10.13     Penton Media, Inc. Supplemental Executive Retirement Plan
             (as Amended and Restated Effective as of January 1, 2000
             (filed as Exhibit 10.9 to the Company's Form 10-K on March
             30, 2000, and incorporated herein by reference).
   10.14     Amendment to the Employment Agreement, dated December 11,
             2001, between Penton Media, Inc. and David Nussbaum, (filed as Exhibit 10.12 to the Company's Form 10-K on March 21,
             2002, and incorporated herein by reference).
   10.15     Amendment to the Restated Employment Agreement, dated
             December 11, 2001, between Penton Media, Inc. and Thomas
             Kemp, (filed as Exhibit 10.13 to the Company's Form 10-K on
             March 21, 2002, and incorporated herein by reference).
   10.16     Amendment to the Restated Employment Agreement, dated
             December 11, 2001, between Penton Media, Inc. and Daniel J.
             Ramella, (filed as Exhibit 10.14 to the Company's Form 10-K on March 21, 2002, and incorporated herein by reference).
   10.17     Amendment to the Amended and Restated Employment Agreement,
             dated December 11, 2001, between Penton Media, Inc. and
             James W. Zaremba, (filed as Exhibit 10.15 to the Company's
             Form 10-K on March 21, 2002, and incorporated herein by
             reference).
   10.18     Amendment to the Employment Agreement, dated December 11,
             2001, between Penton Media, Inc. and Preston L. Vice, (filed as Exhibit 10.17 to the Company's Form 10-K on March 21,
             2002, and incorporated herein by reference).
   10.19     Amendment to the Employment Agreement, dated December 11,
             2001, between Penton Media, Inc. and Darrell Denny, (filed as Exhibit 10.18 to the Company's Form 10-K on March 21,
             2002, and incorporated herein by reference).
   21.       Subsidiaries of Penton Media, Inc.
   23.       Consent of the Independent Accountants.
   24.       Powers of Attorneys.
   99.1      Certification of CEO Pursuant to 18 U.S.C. Section 1350, As
             Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002, filed herewith.
   99.2      Certification of CFO Pursuant to 18 U.S.C. Section 1350, As
             Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002, filed herewith.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          PENTON MEDIA, INC.

                                          By: /s/ PRESTON L. VICE
                                            ------------------------------------
                                            Name: Preston L. Vice
                                            Title: Chief Financial Officer

Dated: March 31, 2003

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 31, 2003.

                   SIGNATURE                                             TITLE
                   ---------                                             -----

/s/ Thomas L. Kemp                                 Chairman of the Board, Chief Executive Officer and
------------------------------------------------   Director (Principal Executive Officer)
Thomas L. Kemp


/s/ PRESTON L. VICE                                Chief Financial Officer and Secretary
------------------------------------------------   (Principal Financial Officer)
Preston L. Vice


/s/ JOCELYN A. BRADFORD                            Vice President and Controller
------------------------------------------------   (Principal Accounting Officer)
Jocelyn A. Bradford


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


/s/  *                                             Director
------------------------------------------------
David B. Nussbaum


/s/  *                                             Director
------------------------------------------------
Daniel J. Ramella


/s/  *                                             Director
------------------------------------------------
Edward J. Schwartz

                   SIGNATURE                                             TITLE
                   ---------                                             -----


/s/ *                                              Director
------------------------------------------------
Hannah C. Craven


/s/ *                                              Director
------------------------------------------------
William B. Summers

---------------

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above named officers and directors of Penton Media, Inc. and files herewith as
  Exhibit 24 on behalf of Penton Media, Inc. and each such person.

March 31, 2003

By: /s/ PRESTON L. VICE
    ----------------------------------
     Preston L. Vice
     Attorney-in-Fact

                                 CERTIFICATIONS

I, Thomas L. Kemp, certify that:

          1.  I have reviewed this annual report on Form 10-K of Penton Media
     Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By: /s/ THOMAS L. KEMP
                                            ------------------------------------
                                            Thomas L. Kemp
                                            Chairman and Chief Executive
                                            Officer and Director (Principal
                                            Executive Officer)

Date: March 31, 2003

                                 CERTIFICATIONS

I, Preston L. Vice, certify that:

          1.  I have reviewed this annual report on Form 10-K of Penton Media
     Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By: /s/ PRESTON L. VICE
                                            ------------------------------------
                                            Preston L. Vice
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

Date: March 31, 2003

                                 EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
    2.1       Asset Purchase Agreement, dated as of May 18, 1999, by and among Penton Media, Inc., New Hope Communications, Inc. and
              R. Douglas Greene (filed as Exhibit 2.0 to the Company's
              Form 8-K/A on August 10, 1999, and incorporated herein by
              reference). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon
              request.
    2.2       Combination Agreement, dated May 21, 1998, by and among
              Penton Media, Inc., D-M Acquisition Corp., Pittway
              Corporation, Donohue Meehan Publishing Company, William C.
              Donohue and John J. Meehan (filed as Exhibit 2.1 to the
              Company's Registration Statement No. 33-56877 and
              incorporated herein by reference). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the
              Commission upon request.
    3.1       Restated Certificate of Incorporation of the Registrant
              (filed as Exhibit 3.1 to the Company's Form 10-Q on August
              14, 2002, and incorporated herein by reference).
    3.2       Certificate of Designation of Series A Junior Participating
              Preferred Stock of Penton Media, Inc. (filed as Exhibit 4.1 to the Company's Form 8-K on June 12, 2000, and incorporated herein by reference).
    3.3       Amended Certificate of Designations, Preferences and Rights
              of the Series B Convertible Preferred Stock of Registrant
              (filed as Exhibit 3.1 to the Company's Form S-3/A on June 4,
              2002, and incorporated herein by reference).
    3.4       Amended and Restated Bylaws of the Registrant (filed as
              Exhibit 3.3 to the Company's Form 10-Q on August 14, 2002,
              and incorporated herein by reference).
    4.1       Indenture, dated as of March 28, 2002, by and among Penton
              Media, Inc., the Subsidiary Guarantors named therein and
              U.S. Bank National Association, as Trustee (filed as Exhibit
              4.1 to the Company's Form S-4 on June 26, 2002, and
              incorporated herein by reference).
    4.2       Pledge and Security Agreement, dated as of March 28, 2002, by and among Penton Media, Inc., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee
              (filed as Exhibit 4.3 to the Company's Form S-4 on June 26,
              2002, and incorporated herein by reference).
    4.3       Intercreditor Agreement, dated as of March 28, 2002, by and between U.S. Bank National Association and The Bank of New
              York (filed as Exhibit 4.4 to the Company's Form S-4 on June
              26, 2002, and incorporated herein by reference).
    4.4       Form of Warrants to purchase common stock of Penton Media,
              Inc. (filed as Exhibit 4.1 to the Company's Form 8-K on
              March 19, 2002, and incorporated herein by reference).
    4.5       Rights Agreement, dated as of June 9, 2000, between Penton
              Media, Inc. and Harris Trust and Savings Bank, as Rights
              Agent, including a Form of Certificate of Designation of
              Series A Junior Participating Preferred Stock as Exhibit A
              thereto, a Form of Right Certificate as Exhibit B thereto
              and a Summary of Rights to Purchase Preferred Stock as
              Exhibit C thereto (filed as Exhibit 4.1 to the Company's
              Form 8-K on June 12, 2000, and incorporated herein by
              reference).
    4.6       Amendment No. 1, dated as of March 18, 2002, to the Rights
              Agreement, by and between Penton and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the
              Company's Form 8-K on March 19, 2002, and incorporated
              herein by reference).
    4.7       Amendment No. 2, dated as of July 31, 2002, to the Rights
              Agreement, by and between Registrant and
              National City Bank, as successor rights agent (filed as
              Exhibit 4.1 to the Company's Form 8-A/A on August 1, 2002,
              and incorporated herein by reference).
    4.8       Indenture, dated as of June 28, 2001, between Penton Media,
              Inc., as issuer, the Subsidiary Guarantors named herein, and
              The Bank of New York, as Trustee, including the form of the
              Company's 10.375% Senior Subordinated Notes due June 15,
              2011 attached as Exhibit A thereto (filed as Exhibit 4.1 to the Company's Form 10-Q on August 14, 2001, and incorporated herein by reference).

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
   10.1       Amended and Restated Series B Convertible Preferred Stock
              and Warrant Purchase Agreement, dated as of March 18, 2002, among Penton Media, Inc. and the investors listed on
              Schedule 1 attached thereto (the "Investors"), (filed as
              Exhibit 10.1 to the Company's Form 8-K on March 19, 2002,
              and incorporated herein by reference).
   10.2       Amendment No. 1 to the Amended and Restated Series B
              Convertible Preferred Stock and Warrant Purchase Agreement
              (filed as Exhibit 10.3 to the Company's Form S-3/A on June
              4, 2002, and incorporated herein by reference).
   10.3       Registration Rights Agreement (filed as Exhibit 10.2 to the
              Company's Form 8-K on March 19, 2002, and incorporated
              herein by reference).
   10.4       Amended and Restated Credit Agreement, dated March 8, 2002, between Penton Media, Inc., as borrower, the Lenders Party hereto, as lenders, Banc of America Securities, LLC, as
              syndication agent, Bank One and Fleet National Bank, as
              co-documentation agents and The Bank of New York, as
              administrative agent, (filed as Exhibit 10.3 to the
              Company's Form 10-K on March 21, 2002, and incorporated
              herein by reference).
   10.5       First Amendment to the Amended and Restated Credit
              Agreement, dated January 17, 2003, between Penton Media,
              Inc., as borrower, the Lenders Party hereto, as lenders,
              Banc of America Securities, LLC, as syndication agent, Bank
              One and Fleet National Bank, as co-documentation agents and
              The Bank of New York, as administrative agent, filed
              herewith.
                         MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
   10.6       Penton Media, Inc. Retirement Savings Plan (filed as Exhibit
              4.3 to the Company's Form S-8 on August 27, 1998, and
              incorporated herein by reference).
   10.7       Penton Media, Inc. Management Stock Purchase Plan (filed as
              Exhibit 4.3 to the Company's Form S-8 on March 21, 2000, and
              incorporated herein by reference).
   10.8       Penton Media, Inc. Employee Stock Purchase Plan (filed as
              Exhibit 4.3 to the Company's Form S-8 on November 17, 1999,
              and incorporated herein by reference).
   10.9       Penton Media, Inc. Amended and Restated 1998 Director Stock
              Option Plan (filed as Exhibit 10.4 to the Company's Form
              10-Q on August 14, 2001, and incorporated herein by
              reference).
   10.10      Penton Media, Inc. Amended and Restated 1998 Equity and
              Performance Incentive Plan (filed as Exhibit 10.5 to the
              Company's Form 10-Q on August 14, 2001, and incorporated
              herein by reference).
   10.11      Penton Media, Inc. Retirement Plan (filed as Exhibit 10.9 to the Company's Registration Statement No. 333-56877, and
              incorporated herein by reference).
   10.12      Penton Media, Inc. Senior Executive Bonus Plan (filed as
              Exhibit 10.8 to the Company's Form 10-K on March 30, 2000,
              and incorporated herein by reference).
   10.13      Penton Media, Inc. Supplemental Executive Retirement Plan
              (as Amended and Restated Effective as of January 1, 2000
              (filed as Exhibit 10.9 to the Company's Form 10-K on March
              30, 2000, and incorporated herein by reference).
   10.14      Amendment to the Employment Agreement, dated December 11,
              2001, between Penton Media, Inc. and David Nussbaum, (filed as Exhibit 10.12 to the Company's Form 10-K on March 21,
              2002, and incorporated herein by reference).
   10.15      Amendment to the Restated Employment Agreement, dated
              December 11, 2001, between Penton Media, Inc. and Thomas
              Kemp, (filed as Exhibit 10.13 to the Company's Form 10-K on
              March 21, 2002, and incorporated herein by reference).
   10.16      Amendment to the Restated Employment Agreement, dated
              December 11, 2001, between Penton Media, Inc. and Daniel J.
              Ramella, (filed as Exhibit 10.14 to the Company's Form 10-K on March 21, 2002, and incorporated herein by reference).
   10.17      Amendment to the Amended and Restated Employment Agreement,
              dated December 11, 2001, between Penton Media, Inc. and
              James W. Zaremba, (filed as Exhibit 10.15 to the Company's
              Form 10-K on March 21, 2002, and incorporated herein by
              reference).
   10.18      Amendment to the Employment Agreement, dated December 11,
              2001, between Penton Media, Inc. and Preston L. Vice, (filed as Exhibit 10.17 to the Company's Form 10-K on March 21,
              2002, and incorporated herein by reference).

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
   10.19      Amendment to the Employment Agreement, dated December 11,
              2001, between Penton Media, Inc. and Darrell Denny, (filed as Exhibit 10.18 to the Company's Form 10-K on March 21,
              2002, and incorporated herein by reference).
   21.        Subsidiaries of Penton Media, Inc.
   23.        Consent of the Independent Accountants.
   24.        Powers of Attorneys.
   99.1       Certification of CEO Pursuant to 18 U.S.C. Section 1350, As
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002, filed herewith.
   99.2       Certification of CFO Pursuant to 18 U.S.C. Section 1350, As
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002, filed herewith.