Form 10-Q
period 2003-03-31
PENTON MEDIA INC
filed 2003-05-15
CIK 1062441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                   ------------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14337
                                                -------

                               PENTON MEDIA, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


        DELAWARE                                        36-2875386
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


1300 East Ninth Street, Cleveland, OH                                   44114
--------------------------------------                                ----------
(Address of Principal Executive Offices)                              (Zip Code)


                                  216-696-7000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]

   Indicate by check mark whether the registrant is an accelerated filer as
defined in Rule 12b-2 of the Exchange Act. Yes [ ]    No [X]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 1, 2003).

                         Common Stock: 33,178,019 shares

                                PENTON MEDIA, INC.
                                    FORM 10-Q

                                      INDEX



                                                                                                                Page

                                                                                                                ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at March 31, 2003 and December 31, 2002                            3

                  Consolidated Statements of Operations for the Three Months Ended
                     March 31, 2003 and 2002                                                                     5

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                     March 31, 2003 and 2002                                                                     6

                  Notes to Consolidated Financial Statements                                                     7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                              23

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    34

         Item 4.  Controls and Procedures                                                                       34

PART II - OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                                                     35

         Item 6.  Exhibits and Reports on Form 8-K                                                              35

         Signature                                                                                              36

         Certifications                                                                                         37

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 March 31,         December 31,
                                                                                   2003                2002
                                                                                ----------         ------------
ASSETS                                                                          (unaudited)

Current assets:
    Cash and cash equivalents                                                   $   53,633         $     6,771
    Restricted cash                                                                    629                 677
    Accounts receivable, less allowance for doubtful accounts of $4,057
      and $4,323 in 2003 and 2002, respectively                                     35,700              34,842
    Income taxes receivable                                                            830              53,547
    Notes receivable                                                                   366               2,124
    Inventories                                                                      1,168               1,025
    Prepayments, deposits and other                                                  7,522               5,094
    Current assets of discontinued operations                                            -               2,049
                                                                                ----------         -----------
           Total current assets                                                     99,848             106,129
                                                                                ----------         -----------

Property, plant and equipment:
    Land, buildings and improvements                                                 8,521               8,878
    Machinery and equipment                                                         61,612              61,935
                                                                                ----------         -----------
                                                                                    70,133              70,813
    Less: accumulated depreciation                                                  48,272              46,896
                                                                                ----------         -----------
                                                                                    21,861              23,917
                                                                                ----------         -----------

Other assets:
    Goodwill                                                                       251,979             251,972
    Other intangibles, less accumulated amortization of
       $14,452 and $13,137 in 2003 and 2002, respectively                           30,796              32,754
                                                                                ----------         -----------
                                                                                   282,775             284,726
                                                                                ----------         -----------
                                                                                $  404,484         $   414,772
                                                                                ==========         ===========





           The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 March 31,         December 31,
                                                                                   2003               2002
                                                                                ----------         -----------
                                                                                (unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Senior secured credit facility                                              $        -         $     4,500
    Accounts payable                                                                 7,014               9,464
    Accrued compensation and benefits                                               11,670              11,835
    Other accrued expenses                                                          29,592              24,355
    Unearned income, principally trade show and conference deposits                 19,877              23,026
    Current liabilities of discontinued operations                                       -               1,050
                                                                                ----------         -----------
           Total current liabilities                                                68,153              74,230
                                                                                ----------         -----------

Long-term liabilities and deferred credits:
    Senior secured notes, net of discount                                          156,825             156,797
    Senior subordinated notes, net of discount                                     171,490             171,423
    Note payable                                                                       417                 417
    Net deferred pension credits                                                    14,137              13,762
    Other                                                                           12,435              13,052
                                                                                ----------         -----------
                                                                                   355,304             355,451
                                                                                ----------         -----------

Commitments and contingencies

Mandatorily redeemable convertible preferred stock, par value $0.01 per share;
    50,000 shares authorized, issued and outstanding;
    redeemable at $1,000 per share                                                  46,828              46,174

Redeemable common stock, par value $0.01 per share; 1,181,013 and
    1,068,343 shares issued and outstanding at March 31, 2003 and
    December 31, 2002, respectively                                                  1,009               1,118

Stockholders' deficit:
    Preferred stock, par value $0.01 per share; 1,950,000 shares
      authorized; none issued or outstanding                                             -                   -
    Common stock, par value $0.01 per share; 155,000,000 shares authorized; 31,624,090 shares at March 31, 2003 and 31,687,194 shares
      at December 31, 2002 issued and outstanding                                      317                 317
    Capital in excess of par value                                                 229,695             229,779
    Retained deficit                                                              (284,704)           (279,600)
    Notes receivable officers/directors                                             (9,477)             (9,720)
    Accumulated other comprehensive loss                                            (2,641)             (2,977)
                                                                                ----------         -----------
                                                                                   (66,810)            (62,201)
                                                                                ----------         -----------
                                                                                $  404,484         $   414,772
                                                                                ==========         ===========


              The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       (UNAUDITED; DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             Three Months Ended March 31,
                                                                          ----------------------------------
                                                                              2003                  2002
                                                                          ------------           -----------

Revenues                                                                  $     54,392           $    61,128
                                                                          ------------           -----------

Operating expenses:
    Editorial, production and circulation                                       22,353                24,798
    Selling, general and administrative                                         23,641                31,459
    Restructuring charges (credits)                                                (84)                 (263)
    Depreciation and amortization                                                3,722                 4,244
                                                                          ------------           -----------
                                                                                49,632                60,238
                                                                          ------------           -----------

Operating income                                                                 4,760                   890

Other income (expense):
    Interest expense                                                           (10,338)               (9,274)
    Interest income                                                                109                   218
    Gain on extinguishment of debt                                                   -                   277
    Gain on sale of investments                                                      -                 1,491
    Miscellaneous, net                                                            (374)                 (140)
                                                                          ------------           -----------
                                                                               (10,603)               (7,428)
                                                                          ------------           -----------
Loss from continuing operations before income taxes
    and cumulative effect of accounting change                                  (5,843)               (6,538)

Benefit (provision) for income taxes                                              (126)                2,712
                                                                          ------------           -----------

Loss from continuing operations before cumulative effect of
    accounting change                                                           (5,969)               (3,826)
Discontinued operations:
    Income (loss) from operations of discontinued components
    (including gain on disposal of $1.2 million in 2003), net of taxes             866                  (407)
                                                                          ------------           -----------


Loss before cumulative effect of accounting change                              (5,103)               (4,233)
Cumulative effect of accounting change, net of taxes                                 -               (39,700)
                                                                          ------------           -----------
Net loss                                                                        (5,103)              (43,933)
Amortization of deemed dividend and accretion of preferred stock                  (655)                 (363)
                                                                          ------------           -----------
Net loss applicable to common stockholders                                $     (5,758)           $  (44,296)
                                                                          ============           ===========

Net loss per common share - basic and diluted:
  Loss from continuing operations applicable to common stockholders       $      (0.20)           $    (0.14)
  Discontinued operations, net of taxes                                           0.03                 (0.01)
  Cumulative effect of accounting change, net of taxes                               -                 (1.24)
                                                                          ------------           -----------
  Net loss applicable to common stockholders                              $      (0.17)           $    (1.39)
                                                                          ============           ===========

Weighted-average number of shares outstanding:
         Basic and diluted                                                      33,118                31,970
                                                                          ============           ===========


            The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED; DOLLARS IN THOUSANDS)


                                                                                 Three Months Ended March 31,
                                                                                ------------------------------
                                                                                   2003               2002
                                                                                ----------         -----------

Net cash provided by operating activities                                       $   46,819         $     6,010
                                                                                ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (562)               (578)
    Earnouts paid                                                                       (7)               (300)
    Proceeds from sale of Jupitermedia Corporation stock                                 -               5,801
    Proceeds from sale of discontinued operations                                    3,250                   -
                                                                                ----------         -----------
Net cash provided by investing activities                                            2,681               4,923
                                                                                ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of mandatorily redeemable
      convertible preferred stock                                                        -              46,122
    Proceeds from senior secured notes                                                   -             156,717
    Repurchase of senior subordinated notes                                              -              (8,375)
    Repayment of senior secured credit facility                                     (4,500)           (180,587)
    Proceeds from note receivable                                                    1,758                   -
    Employee stock purchase plan payments                                              (32)               (299)
    Proceeds from repayment of officers/directors loans                                250                   -
    Payment of financing costs                                                         (97)             (8,145)
                                                                                ----------         -----------
Net cash provided by (used for) financing activities                                (2,621)              5,433
                                                                                ----------         -----------

Effect of exchange rate changes on cash                                                (17)                (10)
                                                                                ----------         -----------

Net increase in cash and cash equivalents                                           46,862              16,356
Cash and cash equivalents at beginning of period                                     6,771              20,191
                                                                                ----------         -----------
Cash and cash equivalents at end of period                                      $   53,633         $    36,547
                                                                                ==========         ===========




            The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

These financial statements have been prepared by management in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited interim consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Management does not believe that the adoption of SFAS 149 will have a significant effect on the Company's results of operations or its financial condition.

NOTE 2 - GOODWILL AND OTHER INTANGIBLES

A summary of changes in the Company's goodwill during the first three months of 2003, by business segment is as follows (in thousands):


                                                                              GOODWILL
                                                        --------------------------------------------------
                                                          DECEMBER 31,                         MARCH 31,
                                                              2002             EARNOUTS          2003
                                                        ----------------  ----------------   -------------

     Industry Media                                       $     36,278      $          -       $    36,278
     Technology Media                                           96,580                 7            96,587
     Lifestyle Media                                            84,924                 -            84,924
     Retail Media                                               34,190                 -            34,190
                                                          ------------      ------------       -----------
     Total                                                $    251,972      $          7       $   251,979
                                                          ============      ============       ===========


                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Identifiable intangible assets, exclusive of goodwill, as of March 31, 2003, are recorded in other intangibles in the Consolidated Balance Sheets and are comprised of (in thousands):

                                                             GROSS
                                                            CARRYING        ACCUMULATED         NET BOOK
                                                             VALUE          AMORTIZATION          VALUE
                                                          ------------      ------------       -----------
     Trade names                                          $     13,006      $     (3,343)      $     9,663
     Mailing/exhibitor lists                                     9,550            (4,511)            5,039
     Advertiser relationships                                    8,309            (2,759)            5,550
     Subscriber relationships                                    2,100              (665)            1,435
     Noncompete agreements                                       1,286            (1,153)              133
                                                          ------------      ------------       -----------
          Balance at March 31, 2003                       $     34,251      $    (12,431)      $    21,820
                                                          ============      ============       ===========

Total amortization expense for identifiable intangible assets was $1.5 million and $2.2 million for the three months ended March 31, 2003 and 2002, respectively. Amortization expense for these intangibles for 2003 and each of the four succeeding years is as follows (in thousands):


 YEAR ENDED
DECEMBER 31,                                       AMOUNT
------------                                      --------
2003                                              $  3,982
2004                                              $  3,771
2005                                              $  3,281
2006                                              $  3,001
2007                                              $  2,119

During the third quarter of 2002, Penton completed its transitional goodwill impairment test for January 1, 2002, under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" and recorded a non-cash charge of $39.7 million to reduce the carrying value of goodwill for two of our seven identified reporting units. The charge is reflected as a cumulative effect of accounting change in the accompanying consolidated statements of operations for 2002.

At December 31, 2002, the net assets of our Professional Trade Show group ("PTS") were classified as held for sale and reclassified to Current Assets of Discontinued Operations on the Consolidated Balance Sheet (See Note 3 - Disposals). Approximately $1.0 million of goodwill related to PTS was written-off as part of the sale in January 2003.

NOTE 3 - DISPOSALS

At December 31, 2002, the net assets of PTS were classified as held for sale. The assets were sold in January 2003 for approximately $3.8 million, including an earnout of $0.6 million based on reaching certain performance objectives in 2003. The sale resulted in a gain of $1.2 million, which was recorded as part of discontinued operations on the Consolidated Statements of Operations. The results of PTS are reported as discontinued operations for all periods presented. PTS was part of our Industry Media segment.

In December 2002, the Company sold the net assets of Penton Media Australia ("PM Australia") which was part of our Technology Media segment. The results of PM Australia are reported as discontinued operations at March 31, 2002.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Operating results for the discontinued components, which include PM Australia and PTS for the three months ended March 31, 2003 and 2002 are as follows (in thousands):


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            ----------------------------
                                                               2003              2002
                                                            ------------     -----------

         Revenues                                           $          -     $     2,047
                                                            ============     ===========

         Loss before income taxes                           $      (354)     $     (407)
         Gain on sale of PTS                                       1,220               -
                                                            ------------     -----------
         Income (loss) from discontinued operations         $        866     $     (407)
                                                            ============     ===========

In addition to the above properties classified as discontinued operations, the Company sold four other properties in December 2002. Three of these properties, Streaming Media, Boardwatch and ISPCON, were part of our Technology Media segment. The other property, A/E/C, was part of our Industry Media segment. Included in revenues and operating expenses in 2002 are approximately $0.5 million and $2.8 million, respectively, associated with these properties, as these properties did not qualify for discontinued operations treatment.

NOTE 4 - DEBT

In January 2003, the Company amended its senior secured credit facility. The amended agreement permits the Company to sell certain properties in excess of the $5.0 million aggregate limit required by the original amended agreement. In return, the revolving commitment was reduced from $40.0 million to $32.0 million. At the end of January 2003, when the aggregate sum of Penton's cash and cash equivalents exceeded $40.0 million, an additional one-time reduction of $10.0 million was required under the amended credit facility. Furthermore, upon the sale of PTS (see Note 3 - Disposals), the revolving commitment was further reduced by 50% of the aggregate gross proceeds, as defined, from this sale, or approximately $1.9 million. For any future asset dispositions, the commitment under the revolver will be reduced by 50% of the aggregate gross proceeds. The amended facility allows for additional asset sales, transfers, leases, and other dispositions and the issuance of equity interests by our subsidiaries up to a maximum of approximately $3.6 million. The amended facility also increased the maximum commitment fee from 0.50% to 0.75%. The commitment under the credit facility decreases by 15% in 2003, 30% in 2004, 35% in 2005 and 20% in 2006.

In January 2003, the Company paid down $4.5 million that was outstanding under the credit facility. At March 31, 2003, no amounts were outstanding under the revolver and the commitment was $20.1 million. Availability under the commitment, which is subject to the Company's eligible accounts receivable, was $18.1 million at March 31, 2003.

The repayment of the credit facility Term Loan A and Term Loan B in March 2002 resulted in a non-cash extraordinary charge of $0.7 million, net of $0.5 million in taxes, relating to the write-off of unamortized deferred financing costs. In addition, in March 2002, the Company repurchased $10.0 million of its 10-3/8% Senior Subordinated Notes ("Subordinated Notes") with $8.7 million of the proceeds from the 11-7/8% Senior Secured Notes ("Secured Notes") offering completed in March 2002, resulting in an extraordinary gain of $0.8 million, net of $0.6 million in taxes. In the first quarter 2003, these 2002 extraordinary charges were reclassified to Gain on Extinguishment of Debt in the Consolidated Statements of Operations in accordance with the provisions of SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002" ("SFAS 145").

The reduction of the revolver from $40.0 million to $20.1 million in January 2003 and the reduction of the revolver from $185.0 million to $40.0 million in March 2002 resulted in the write-off of unamortized financing fees of $0.9 million and $0.7 million, respectively. These charges have been classified as part of Interest Expense on the Consolidated Statements of Operations.

Cash paid for interest for the three months ended March 31, 2002 was $2.0 million. An immaterial amount of interest was paid for the three months ended March 31, 2003.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 5 - MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

An event of non-compliance exists under our Series B Convertible Preferred Stock because the Company's leverage ratio (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) at December 31, 2002 of 27x was not cured by March 31, 2003. Under the agreement, we are required to maintain a leverage ratio below 7.5 to 1.0. When an event of non-compliance occurs, the holders of a majority of the preferred stock may nominate two additional members to our board of directors, which they did effective April 1, 2003. If the event of non-compliance is not cured by June 30, 2003, the holders of a majority of the preferred stock then outstanding may elect one less than a minimum majority of our board of directors. The Company is not expected to be able to correct the event of non-compliance by June 30, 2003. In addition, upon the occurrence of this event of non-compliance, the 5% dividend rate on the preferred stock increased by one percentage point as of April 1, 2003 and the rate increases by one percentage point each subsequent quarter, up to a maximum rate of 10%. The conversion price on the preferred stock decreased by $0.76 as of April 1, 2003 and decreases by $0.76 each subsequent quarter up to a maximum reduction of $3.80. The conversion price will adjust to what it would have been absent such event (to the extent of any shares of preferred stock still outstanding) once the leverage ratio is less than 7.5 to 1.0. The dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5 to 1.0. Under the preferred stock agreement, if the leverage ratio exceeds 7.5 to 1.0 for four consecutive quarters, the preferred stockholders will have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or the senior secured credit facility. As such, there will not be an acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences do not result in any cash outflow from the Company.

NOTE 6 - COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

In February 2003, Penton's Board of Directors approved a proposal to effect a reverse stock split to be submitted for stockholder approval at the Company's annual meeting set for June 12, 2003. This corrective share action is part of the plan submitted by Penton to the New York Stock Exchange to meet the Exchanges' $1.00 stock price-listing requirement.

REDEEMABLE COMMON STOCK

Redeemable common stock relates to common stock that may be subject to rescissionary rights. The sale of common stock to certain employees in the Company's 401(k) plan from May 2001 through March 2003 was not registered under the federal securities laws (the "unregistered sales"). As a result, such purchasers of our common stock may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. Any rescissionary rights will lapse on various dates under the applicable statute of limitations which is one year. The Company may also be subject to civil and other penalties by regulatory authorities. The unregistered sales do not cause an event of default under the Subordinated Notes, the Secured Notes or the senior secured credit facility. However, an event of default could occur as an indirect result of the unregistered sales, if for instance, such unregistered sales lead to restricted payments under the indentures and/or the credit facility. On March 31, 2003, the Company filed a Form S-8 registration and registered 6.0 million additional shares to be offered under the 401(k) plan. At March 31, 2003, the Company classified approximately 1.2 million shares related to the potential rescissionary rights outside of stockholders' deficit, because the redemption features are not within the control of the Company.

In April 2003, the Company offered to reimburse employees who had purchased Penton common stock through the Company's 401(k) plan between March 25, 2002 and March 25, 2003. Employees who sign a release will be reimbursed the amount by which the price they paid for the common stock exceeds the closing price of the stock on the date they execute the release, or if the stock has been sold, the amount by which the price paid by the employee exceeded the sales price. Employees who do not sign the release by May 22, 2003, retain their rights under the Federal securities laws. As of May 13, 2003, nearly sixty percent of the employees who were offered the reimbursement have accepted the terms of the release, representing a liability of approximately $0.6 million. The estimated total liability for all employees who were offered the reimbursement is approximately $1.0 million.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


EMPLOYEE STOCK PURCHASE PLAN

In the first quarter of 2003, 65,711 shares were purchased for employees under the Company's Employee Stock Purchase Plan for employees who participated in the plan during the fourth quarter of 2002. With this purchase, the maximum number of shares available to employees under the plan of 750,000 was reached. The plan was subsequently terminated.

MANAGEMENT STOCK PURCHASE PLAN

For the three months ended March 31, 2003 and 2002, respectively, an immaterial amount of expense was recognized related to the Management Stock Purchase Plan. In February 2003, a total of 99,876 restricted stock units ("RSUs") were granted at $0.34 per share, which represents 80% of fair market value on the date of grant. At March 31, 2003, 137,999 RSUs were outstanding. During the first three months of 2003, 19,050 shares of the Company's common stock were issued under this plan.

EXECUTIVE LOAN PROGRAM

At March 31, 2003, the outstanding loan balance under the Executive Loan Program was approximately $9.5 million (including $1.1 million of accrued interest). In the first quarter of 2003, executive loans of approximately $0.3 million were repaid to the Company. The loan balance is classified in the Stockholders' Deficit section of the Consolidated Balance Sheets as Notes Receivable Officers/Directors.

EQUITY AND PERFORMANCE INCENTIVE PLAN

Stock Options

In July 2002, Penton filed a Tender Offer Statement related to the exchange by eligible employees of outstanding options to purchase shares of Penton's common stock issued under the Penton Media, Inc. 1998 Equity and Performance Incentive Plan with exercise prices greater than or equal to $16.225 per share for new options to purchase shares of common stock to be issued under the Option Plan ("New Options"). Each eligible employee received a New Option to acquire one share of Penton's common stock for every two shares of Penton's common stock subject to an eligible option. In February 2003, 334,850 New Options were granted at an exercise price of $0.37 per share.

In addition, in February 2003, 264,000 options were granted to certain executives and other eligible employees and 20,000 options were granted to Penton's Directors under the 1998 Director Stock Option Plan at an exercise price of $0.37 per share. As of March 31, 2003, a total of 2,124,305 options were outstanding. No options were exercised in the first quarter of 2003.

Deferred Shares

For the three months ended March 31, 2003 and 2002, approximately $0.9 million and $0.6 million, respectively, were recognized as expense related to the deferred shares. In February 2003, 391,360 deferred shares were granted. As of March 31, 2003, 862,186 deferred shares were outstanding.

Performance Shares

For the three months ended March 31, 2003 and 2002, approximately $0.01 million and $0.2 million, respectively, were credited to compensation expense related to the performance shares. During the first three months of 2003, 30,516 shares of common stock were issued under this plan. At March 31, 2003, a total of 471,487 performance shares were outstanding. Performance shares are generally not issuable until earned.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," and has been determined as if Penton had accounted for its employee stock options under SFAS 123.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The weighted-average fair value of options granted during the first three months of 2003 was $0.28. No options were granted in 2002. The fair value of the options granted in 2003 was estimated on the date of grant using the Black-Scholes option-pricing model, under the following assumptions:

         Risk-free interest rate           2.44%
         Dividend yield                    0.00%
         Expected volatility             115.00%
         Expected life                   4 years

Had compensation cost for Penton's stock-based compensation plans been determined based on the fair value methodologies consistent with SFAS 123, Penton's net loss and earnings per share for the three months ended March 31, 2003 and 2002 would have been as follows (in thousands, except per share data):


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                      --------------------------
                                                                                         2003           2002
                                                                                      -----------    -----------

Net loss applicable to common stockholders:
As reported....................................................................       $    (5,758)   $   (44,296)
Add: Compensation expense included in net loss, net of related tax effects.....               901            213
Less: Total stock-based compensation expense determined under fair
   value based methods for all awards, net of related tax effects..............            (1,638)          (550)
                                                                                      -----------    -----------
Pro forma......................................................................       $    (6,495)   $   (44,633)
                                                                                      ===========    ===========

Basic and diluted earnings per share:
   As reported.................................................................       $     (0.17)   $     (1.39)
   Pro forma...................................................................       $     (0.20)   $     (1.40)

NOTE 7 - EARNINGS PER SHARE

Earnings per share have been computed pursuant to the provisions of SFAS No. 128, "Earnings Per Share." Computations of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 are as follows (in thousands, except per share amounts):


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               -----------------------------
                                                                   2003             2002
                                                               ------------      -----------

Net loss applicable to common stockholders                     $     (5,758)     $   (44,296)
                                                               ============      ===========

Number of shares:
     Weighted average shares outstanding -
       basic and diluted                                             33,118           31,970
                                                               ============      ===========

Per share amount - basic and diluted:
     Net loss applicable to common stockholders                $      (0.17)     $     (1.39)
                                                               ============      ===========


The preferred stock and RSUs are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the preferred stock and the RSUs as if the preferred stock and the RSUs had been converted into common stock. Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share" requires that the participating securities be included in the computation of basic earnings per share if the effect of inclusion is dilutive. Vested RSUs are always included in the computation of basic earnings per share as they are considered equivalent to common stock. For all other participating securities, the Company's accounting policy requires the use of the two-class method to determine whether the inclusion of such securities is dilutive or not. For the three months ended March 31, 2003 and 2002, preferred stock and non-vested RSUs were excluded from the calculation of basic earnings per share, as the results were anti-dilutive.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Due to the net loss applicable to common stockholders for the three months ended March 31, 2003, 2,124,305 stock options, 471,487 performance shares, 538,968 non-vested deferred shares, 120,329 non-vested RSUs, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive. Due to the net loss applicable to common stockholders for the three months ended March 31, 2002, 2,837,255 stock options, 767,539 performance shares, 373,403 non-vested deferred shares, 53,221 non-vested RSUs, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive.

NOTE 8 - COMPREHENSIVE LOSS

The after-tax component of comprehensive loss for the three months ended March 31, 2003 and 2002 is as follows (in thousands):


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                -----------------------------
                                                                    2003            2002
                                                                -------------   -------------

     Net loss                                                   $      (5,103)  $     (43,933)
     Other comprehensive loss:
       Reclassification adjustment for realized gain on
         securities sold, net of taxes of $0.3 million                      -            (808)
       Reclassification adjustment for cash flow hedges                     -           1,438
       Change in accumulated translation adjustment                       336            (251)
                                                                -------------   -------------

     Total comprehensive loss                                   $      (4,767)  $     (43,554)
                                                                =============   =============

NOTE 9 - RELATED PARTY TRANSACTIONS

In January 2003, the Company sold PTS to Cygnus Expositions, a division of Cygnus Business Media, Inc., (see Note 3 - Disposals) which is owned by ABRY Partners IV, L.P. ABRY Partners, LLC and its affiliates hold a significant portion of our preferred stock and currently has two partners who are on the Company's board of directors.

In March 2003, Neue Medien Ulm Holdings GmbH ("Neue Medien") paid down $1.8 million of the notes receivable balance owed to Penton Media Germany. Neue Medien has ownership interests in PM Germany.

NOTE 10 - RESTRUCTURING CHARGES

As of March 31, 2003, a majority of the restructuring initiatives undertaken in 2001 and 2002, including the elimination of nearly 716 positions, the closure of nearly 30 Penton offices worldwide and the cancellation of other contractual obligations, primarily trade show venue contracts, hotel contracts and service agreements, have been completed. As of March 31, 2003, all employees whose positions were eliminated have left the Company, however, severance payments will continue to be paid to some of those employees through the end of 2003. The Company no longer occupies the offices for which a restructuring charge has been recorded, although, Penton remains ultimately liable for all lease payments, which are expected to continue through 2013.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The following table summarizes quarterly adjustments, amounts paid and the ending accrual balance at March 31, 2003 (in thousands):


                                                         FIRST
                                         ACCRUAL        QUARTER          CASH         ACCRUAL
DESCRIPTION                             12/31/02      ADJUSTMENTS      PAYMENTS       3/31/03
-----------                           -----------    ------------   ------------    -----------

Severance, outplacement and
 other personnel costs                $     5,123    $        (9)   $     (3,411)   $     1,703
Facility closing costs                     10,786              48           (983)         9,851
Other exit costs                            1,015           (112)           (212)           691
                                      -----------    ------------   -------------   -----------
Total                                 $    16,924    $       (73)   $     (4,606)   $    12,245
                                      ===========    ============   =============   ===========


The remaining balance of other exit costs is expected to be paid by the end of 2003.

NOTE 11 - SEGMENT INFORMATION

Penton has four segments, which derive their revenues from the production of trade shows, publications and online media products, including Web sites serving customers in 12 distinct industry sectors. Penton measures segment profitability using adjusted segment EBITDA. Adjusted segment EBITDA is defined as operating income (loss) before depreciation and amortization, restructuring charges, non-cash compensation and corporate and shared service costs. Corporate and shared service costs include functions such as finance, accounting, human resources, and information systems, which cannot reasonably be allocated to each segment. Previously, certain shared service costs were allocated to segments. Adjusted segment EBITDA for the three months ended March 31, 2002 has been restated to conform to the current year presentation, which does not allocate these costs. Management believes that this is a more meaningful presentation.

Summary information by segment for the three months ended March 31, 2003 and 2002, adjusted for discontinued operations, is as follows (in thousands):


                                  INDUSTRY         TECHNOLOGY        LIFESTYLE         RETAIL
                                   MEDIA             MEDIA             MEDIA           MEDIA             TOTAL
                                -----------       -----------        ---------       ----------        ----------

     2003
       Revenues                 $    19,362       $   15,212         $  15,049       $    4,769        $   54,392
       Adjusted EBITDA          $     3,276       $      793         $   9,302       $      731        $   14,102

     2002
       Revenues                 $    21,465       $   20,609         $  14,470       $    4,584        $   61,128
       Adjusted EBITDA          $     3,344       $  (1,161)         $   9,018       $      565        $   11,766


                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Segment revenues, all of which are realized from external customers, equal Penton's consolidated revenues. The following is a reconciliation of Penton's total adjusted segment EBITDA to Consolidated Loss from Continuing Operations before Income Taxes and Cumulative Effect of Accounting Change (in thousands):


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                         -------------------------------
                                                                             2003              2002
                                                                         ------------     --------------

    Total adjusted segment EBITDA                                        $     14,102     $       11,766
    Depreciation and amortization                                              (3,722)            (4,244)
    Restructuring credits                                                          84                263
    Non-cash compensation                                                        (921)              (355)
    Gain on sale of investments                                                     -              1,491
    Interest expense                                                          (10,338)            (9,274)
    Interest income                                                               109                218
    Gain on extinguishment of debt                                                  -                277
    Miscellaneous, net                                                           (374)              (140)
    General and administrative costs                                           (4,783)            (6,540)
                                                                         ------------     --------------
    Loss from continuing operations before income
     taxes and cumulative effect of accounting change                    $     (5,843)    $       (6,538)
                                                                         ============     ==============

NOTE 12 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The following schedules set forth condensed consolidating balance sheets as of March 31, 2003 and December 31, 2002, and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the three months ended March 31, 2003 and 2002. In the following schedules, "Parent" refers to Penton Media, Inc., "Guarantor Subsidiaries" refers to Penton's wholly owned domestic subsidiaries and "Non-guarantor Subsidiaries" refers to Penton's foreign subsidiaries. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in Penton's subsidiaries.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 12  --  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                              AS OF MARCH 31, 2003

                                                                GUARANTOR    NON-GUARANTOR                     PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   -------------  -------------
                                                                         (DOLLARS IN THOUSANDS)

ASSETS
Current assets:
    Cash and cash equivalents                  $      51,020  $         595  $       2,018   $           -  $      53,633
    Restricted cash                                      227              -            402               -            629
    Accounts receivable, net                          19,529          8,640          7,531               -         35,700
    Income taxes receivable                              346            302            182               -            830
    Notes receivable                                       -              -            366               -            366
    Inventories                                          853            310              5               -          1,168
    Prepayments, deposits and other                    4,318            744          2,460               -          7,522
                                               -------------  -------------  -------------   -------------  -------------
                                                      76,293         10,591         12,964               -         99,848
                                               -------------  -------------  -------------   -------------  -------------

    Property, plant and equipment, net                17,294          2,778          1,789               -         21,861
    Goodwill                                         122,651        124,898          4,430               -        251,979
    Other intangibles, net                            14,213         12,723          3,860               -         30,796
    Investments (1)                                 (108,499)             -              -         108,499              -
                                               -------------  -------------  -------------   -------------  -------------
                                                      45,659        140,399         10,079         108,499        304,636
                                               -------------  -------------  -------------   -------------  -------------
                                               $     121,952  $     150,990  $      23,043   $     108,499  $     404,484
                                               =============  =============  =============   =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued expenses      $      30,841  $       3,601  $       2,164   $           -  $      36,606
    Accrued compensation and benefits                  9,946          1,382            342               -         11,670
    Unearned income                                    6,405          5,234          8,238               -         19,877
                                               -------------  -------------  -------------   -------------  -------------
                                                      47,192         10,217         10,744               -         68,153
                                               -------------  -------------  -------------   -------------  -------------

Long-term liabilities and deferred credits:
    Senior secured notes, net of discount             79,981         76,844              -               -        156,825
    Senior subordinated notes, net of discount        87,460         84,030              -               -        171,490
    Note payable                                           -              -            417               -            417
    Net deferred pension credits                      14,137              -              -               -         14,137
    Intercompany advances                            (92,748)        54,237         32,088           6,423              -
    Other                                              4,903          2,757          4,775               -         12,435
                                               -------------  -------------  -------------   -------------  -------------
                                                      93,733        217,868         37,280           6,423        355,304
                                               -------------  -------------  -------------   -------------  -------------

Mandatorily redeemable convertible preferred
         stock                                        46,828              -              -               -         46,828
Redeemable common stock                                1,009              -              -               -          1,009
Stockholders' deficit:
    Common stock and capital in excess of par
       value                                         230,012        209,653         16,614        (226,267)       230,012
    Retained deficit                                (284,704)      (286,748)       (38,954)        325,702       (284,704)
    Notes receivable officers/directors               (9,477)             -              -               -         (9,477)
    Accumulated other comprehensive loss              (2,641)             -         (2,641)          2,641         (2,641)
                                               -------------  -------------  -------------   -------------  -------------
                                                     (66,810)       (77,095)       (24,981)        102,076        (66,810)
                                               -------------  -------------  -------------   -------------  -------------
                                               $     121,952  $     150,990  $      23,043   $     108,499  $     404,484
                                               =============  =============  =============   =============  =============



(1) Reflects investments in subsidiaries utilizing the equity method.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 12 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2002


                                                                GUARANTOR    NON-GUARANTOR                     PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   -------------  -------------
                                                                         (DOLLARS IN THOUSANDS)

ASSETS
Current assets:
    Cash and cash equivalents                  $       5,165  $         460  $       1,146   $           -  $       6,771
    Restricted cash                                      241              -            436               -            677
    Accounts receivable, net                          21,120          8,784          4,938               -         34,842
    Income taxes receivable                           33,470         19,895            182               -         53,547
    Notes receivable                                       -              -          2,124               -          2,124
    Inventories                                          757            262              6               -          1,025
    Prepayments, deposits and other                    2,299            821          1,974               -          5,094
    Current assets of discontinued operations          2,049              -              -               -          2,049
                                               -------------  -------------  -------------   -------------  -------------
                                                      65,101         30,222         10,806               -        106,129
                                               -------------  -------------  -------------   -------------  -------------

    Property, plant and equipment, net                18,717          3,116          2,084               -         23,917
    Goodwill                                         122,651        124,891          4,430               -        251,972
    Other intangibles, net                            15,742         13,339          3,673               -         32,754
    Investment in subsidiaries (1)                   (98,098)             -              -          98,098              -
                                               -------------  -------------  -------------   -------------  -------------
                                                      59,012        141,346         10,187          98,098        308,643
                                               -------------  -------------  -------------   -------------  -------------
                                               $     124,113  $     171,568  $      20,993   $      98,098  $     414,772
                                               =============  =============  =============   =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Senior secured credit facility             $       4,500  $           -  $           -   $           -  $       4,500
    Accounts payable and accrued expenses             25,504          5,388          2,927               -         33,819
    Accrued compensation and benefits                 10,713          1,031             91               -         11,835
    Unearned income                                   13,619          5,296          4,111               -         23,026
    Current liabilities of discontinued
      operations                                       1,050              -              -               -          1,050
                                               -------------  -------------  -------------   -------------  -------------
                                                      55,386         11,715          7,129               -         74,230
                                               -------------  -------------  -------------   -------------  -------------

Long-term liabilities and deferred credits:
    Senior secured notes, net of discount             79,966         76,831              -               -        156,797
    Senior subordinated notes, net of discount        87,426         83,997              -               -        171,423
    Note payable                                           -              -            417               -            417
    Net deferred pension credits                      13,762              -              -               -         13,762
    Intercompany advances                           (102,694)        65,062         31,545           6,087              -
    Other                                              5,176          2,934          4,942               -         13,052
                                               -------------  -------------  -------------   -------------  -------------
                                                      83,636        228,824         36,904           6,087        355,451
                                               -------------  -------------  -------------   -------------  -------------

Mandatorily redeemable convertible
    preferred stock                                   46,174              -              -               -         46,174
Redeemable common stock                                1,118              -              -               -          1,118
Stockholders' deficit:
    Common stock and capital in excess
      of par value                                   230,096        209,653         16,614        (226,267)       230,096
    Retained deficit                                (279,600)      (278,624)       (36,677)        315,301       (279,600)
    Notes receivable officers/directors               (9,720)             -              -               -         (9,720)
    Accumulated other comprehensive loss              (2,977)             -         (2,977)          2,977         (2,977)
                                               -------------  -------------  -------------   -------------  -------------
                                                     (62,201)       (68,971)       (23,040)         92,011        (62,201)
                                               -------------  -------------  -------------   -------------  -------------
                                               $     124,113  $     171,568  $      20,993   $      98,098  $     414,772
                                               =============  =============  =============   =============  =============


(1)  Reflects investments in subsidiaries utilizing the equity method.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 12 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003


                                                                 GUARANTOR   NON-GUARANTOR                      PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   -------------  -------------
                                                                        (DOLLARS IN THOUSANDS)

REVENUES                                       $      42,112  $      10,141  $       2,139   $           -  $      54,392
                                               -------------  -------------  -------------   -------------  -------------

OPERATING EXPENSES:
    Editorial, production and circulation             15,995          5,198          1,160               -         22,353
    Selling, general and administrative               13,875          7,172          2,594               -         23,641
    Restructuring charges (credits)                     (129)            45              -               -            (84)
    Depreciation and amortization                      2,361            955            406               -          3,722
                                               -------------  -------------  -------------   -------------  -------------
                                                      32,102         13,370          4,160               -         49,632
                                               -------------  -------------  -------------   -------------  -------------

OPERATING INCOME (LOSS):                              10,010         (3,229)        (2,021)              -          4,760
                                               -------------  -------------  -------------   -------------  -------------

OTHER INCOME (EXPENSE):
    Interest expense, net of income earned            (5,267)        (4,888)           (74)              -        (10,229)
    Equity in losses of subsidiaries                 (10,401)             -              -          10,401              -
    Miscellaneous, net                                  (301)            (2)           (71)              -           (374)
                                               -------------  -------------  -------------   -------------  -------------
                                                     (15,969)        (4,890)          (145)         10,401        (10,603)
                                               -------------  -------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                      (5,959)        (8,119)        (2,166)         10,401         (5,843)

Provision for income taxes                               (70)            (5)           (51)              -           (126)
                                               -------------  -------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS                       (6,029)        (8,124)        (2,217)         10,401         (5,969)

Gain (loss) from operations of discontinued
    components                                           926              -            (60)              -            866
                                               -------------  -------------  -------------   -------------  -------------
NET LOSS                                       $      (5,103) $      (8,124) $      (2,277)  $      10,401  $      (5,103)
                                               =============  =============  =============   =============  =============

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 12 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                                                 GUARANTOR   NON-GUARANTOR                      PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   -------------  -------------
                                                                        (DOLLARS IN THOUSANDS)

REVENUES                                       $      44,999   $     12,862  $       3,267   $           -  $      61,128
                                               -------------   ------------  -------------   -------------  -------------

OPERATING EXPENSES:
    Editorial, production and circulation             16,015          7,542          1,241               -         24,798
    Selling, general and administrative               20,847          7,453          3,159               -         31,459
    Restructuring charges (credits)                     (263)             -              -               -           (263)
    Depreciation and amortization                      1,902          2,011            331               -          4,244
                                               -------------   ------------  -------------   -------------  -------------
                                                      38,501         17,006          4,731               -         60,238
                                               -------------   ------------  -------------   -------------  -------------

OPERATING INCOME (LOSS)                                6,498         (4,144)        (1,464)              -            890
                                               -------------   ------------  -------------   -------------  -------------

OTHER INCOME (EXPENSE):
    Interest expense, net of income earned            (4,588)        (4,408)           (60)              -         (9,056)
    Gain on extinguishment of debt                       277              -              -               -            277
    Gain on sale of investments                        1,491              -              -               -          1,491
    Equity in losses of subsidiaries                 (48,303)             -              -          48,303              -
    Miscellaneous, net                                  (319)             -            179               -           (140)
                                               -------------   ------------  -------------   -------------  -------------
                                                     (51,442)        (4,408)           119          48,303         (7,428)
                                               -------------   ------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
    TAXES AND CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                 (44,944)       (8,552)        (1,345)         48,303         (6,538)

Benefit for income taxes                                1,418           852            442               -          2,712
                                               --------------  ------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS
    BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                 (43,526) $     (7,700)          (903)         48,303         (3,826)
                                               --------------  ------------  -------------   -------------  -------------

Loss from operations of discontinued
    components                                          (407)             -              -               -           (407)

Cumulative effect of accounting change                     -        (34,572)        (5,128)              -        (39,700)
                                               -------------   ------------  -------------   -------------  -------------

NET LOSS                                       $     (43,933)  $    (42,272) $      (6,031)  $      48,303  $     (43,933)
                                               =============   ============  =============   =============  =============

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 12 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                PENTON MEDIA, INC
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003


                                                                     GUARANTOR    NON-GUARANTOR                     PENTON
                                                       PARENT      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -------------  --------------   ------------   ------------  --------------
                                                                              (DOLLARS IN THOUSANDS)

CASH FLOWS PROVIDED BY (USED FOR) OPERATING
    ACTIVITIES                                     $      47,430  $          221   $       (832)  $          -  $       46,819
                                                   -------------  --------------   ------------   ------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                    (435)            (79)           (48)             -            (562)
    Earnouts paid                                              -              (7)             -              -              (7)
    Proceeds from sale of discontinued components          3,250               -              -              -           3,250
                                                   -------------  --------------  -------------   ------------  --------------
      Net cash provided by (used for)
         investing activities                              2,815             (86)           (48)             -           2,681
                                                   -------------  --------------  -------------   ------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of senior secured credit facility           (4,500)              -              -              -          (4,500)
    Proceeds from note receivable                              -               -          1,758              -           1,758
    Employee stock purchase plan payments                    (26)              -             (6)             -             (32)
    Proceeds from repayment of officers/directors
      loans                                                  250               -              -              -             250
    Payment of financing costs                               (97)              -              -              -             (97)
                                                   -------------  --------------  -------------   ------------  --------------
        Net cash provided by (used for)
         financing activities                             (4,373)              -          1,752              -          (2,621)
                                                   -------------  --------------  -------------   ------------  --------------

Effect of exchange rate                                      (17)              -              -              -             (17)
                                                   -------------  --------------  -------------   ------------  --------------
        Net increase in cash and equivalents              45,855             135            872              -          46,862
Cash and equivalents at beginning of period                5,165             460          1,146              -           6,771
                                                   -------------  --------------  -------------   ------------  --------------
Cash and equivalents at end of period              $      51,020  $          595  $       2,018   $          -  $       53,633
                                                   =============  ==============  =============   ============  ==============

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 12 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                PENTON MEDIA, INC
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                                                GUARANTOR    NON-GUARANTOR                      PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------   ------------    ------------  -------------
                                                                         (DOLLARS IN THOUSANDS)

CASH FLOWS PROVIDED BY (USED FOR) OPERATING
    ACTIVITIES                                 $      13,112  $      (7,006)  $        (96)   $          -  $       6,010
                                               -------------  -------------   ------------    ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                (531)            (2)           (45)              -           (578)
    Earnouts paid                                       (300)             -              -               -           (300)
    Proceeds from sale of Jupitermedia
       Corporation stock                                   -          5,801              -               -          5,801
                                               -------------  -------------  -------------   -------------  -------------
      Net cash provided by (used for)
         investing activities                           (831)         5,799            (45)              -          4,923
                                               -------------  -------------  -------------   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of mandatorily
       redeemable convertible preferred stock         46,122              -              -               -         46,122
    Proceeds from senior secured notes                79,926         76,791              -               -        156,717
    Purchase of senior subordinated notes             (4,271)        (4,104)             -               -         (8,375)
    Repayment of senior credit facility             (180,587)             -              -               -       (180,587)
    Employee stock purchase plan payments               (292)             -             (7)              -           (299)
    Payment of financing costs                        (8,145)             -              -               -         (8,145)
                                               -------------  -------------  -------------   -------------  -------------
        Net cash provided by (used for)
         financing activities                        (67,247)        72,687             (7)              -          5,433
                                               -------------  -------------  -------------   -------------  -------------

Effect of exchange rate                                  (10)             -              -               -            (10)
                                               -------------  -------------  -------------   -------------  -------------
        Net increase (decrease) in cash and
             equivalents                             (54,976)        71,480           (148)              -         16,356
Cash and equivalents at beginning of period           14,518          1,993          3,680               -         20,191
                                               -------------  -------------  -------------   -------------  -------------
Cash and equivalents at end of period          $     (40,458) $      73,473  $       3,532   $           -  $      36,547
                                               =============  =============  =============   =============  =============

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 -- SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
           ACTIVITIES

The following transactions did not provide for or require the use of cash and, accordingly, are not reflected in the Condensed Consolidated Statements of Cash Flows.

For the three months ended March 31, 2003, Penton issued 19,050 shares under the Management Stock Purchase Plan and 30,516 shares under the Performance Share Plan to several officers and other key employees. In addition, in February 2003, 618,850 stock options, 99,876 RSUs and 391,360 deferred shares were granted. Furthermore, for the three months ended March 31, 2003, Penton recorded amortization of deemed dividend and accretion on preferred stock of $0.7 million.

For the three months ended March 31, 2002, Penton issued 14,704 common shares to certain officers and other key employees under the Management Stock Purchase Plan and reported amortization of deemed dividend and accretion on preferred stock of $0.4 million.

NOTE 14 - INCOME TAXES

The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109"). As of March 31, 2003 the valuation allowance for its net deferred tax assets and net operating loss carryforwards totaled $37.4 million.

In January 2003, the Company received a tax refund of $52.7 million and in February 2002, the Company received a tax refund of $12.2 million. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

NOTE 15 -- CONTINGENCIES

In connection with the acquisition of Mecklermedia Corporation on December 1, 1998, a lawsuit was brought against the Company by Ariff Alidina (the "Plaintiff"), a former stockholder of Mecklermedia Corporation, in the United States Federal District Court in the Southern District of New York for an unspecified amount, as well as other relief. The Plaintiff has claimed that the Company violated the federal securities laws by selling Mr. Meckler, a beneficial owner of approximately 26% of the shares of Mecklermedia, an 80.1% interest in Jupitermedia Corporation for what the Plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia Corporation than was paid to other stockholders of Mecklermedia Corporation. On May 16, 2001, the United States District Court for the Southern District of New York granted the Plaintiff's motion for certification of a class consisting of all former stockholders of Mecklermedia who tendered their shares in the tender offer. On October 17, 2001, the District Court denied the Company's motion for a summary judgment. On November 26, 2002, the District Court denied a motion for judgment on the pleadings filed by the Company. Expert discovery is proceeding and the court has ordered the parties to submit briefs concerning the valuation dates by the parties' expert witnesses and has scheduled the oral arguments on the issue for June 30, 2003. The Company intends to vigorously defend this suit.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future results. Penton considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. Although Penton believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause Penton's results to differ materially from those indicated by such forward-looking statements, including, among other factors, fluctuations in advertising revenue with general economic cycles; the performance of Internet trade shows and conferences; the seasonality of revenue from publishing and trade shows and conferences; the success of new products; increases in paper and postage costs; the infringement or invalidation of Penton's intellectual property rights; pending litigation; government regulation; competition; technological change; and international operations.

OVERVIEW

We are a diversified business-to-business media company. We provide media products that deliver proprietary business information to owners, operators, managers and professionals in the industries we serve. Through these products, we offer industry suppliers multiple ways to reach their customers and prospects as part of their sales and marketing efforts. We publish specialized trade magazines, produce trade shows and conferences, and maintain Web businesses, including electronic newsletters. Our products serve 12 industry sectors, which we group into four segments:



        INDUSTRY MEDIA                          TECHNOLOGY MEDIA
        --------------                          ----------------
        Manufacturing                           Internet Technologies
        Design/Engineering                      Information Technology
        Mechanical Systems/Construction         Electronics
        Supply Chain
        Government/Compliance
        Aviation                                RETAIL MEDIA
                                                ------------
                                                Food/Retail
        LIFESTYLE MEDIA                         Leisure/Hospitality
        ---------------
        Natural Products


We believe we have leading media products in most of the industry sectors we serve. We are structured along segment and industry lines rather than by product lines. This enables us to promote our related group of products, including publications, trade shows and conferences, and online media products to our customers.

RECENT DEVELOPMENTS

DISPOSITIONS

In January 2003, we completed the sale of the assets of our Professional Trade Show group ("PTS"), which was part of our Industry Media segment, to Cygnus Expositions, a division of Cygnus Business Media, Inc., for total consideration of approximately $3.8 million, including a potential earnout of $0.6 million based on reaching certain performance objectives in 2003. The cash received from the sale was used to pay down the amounts outstanding under the Company's credit facility. The Company recognized a gain of approximately $1.2 million on the sale, which is included as a component of discontinued operations in the accompanying Consolidated Statements of Operations.

AMENDED CREDIT FACILITY

In January 2003, the Company amended its senior secured credit facility. The amended agreement permits the Company to sell certain properties in excess of the $5.0 million aggregate limit required by the original amended agreement. In return, the revolving commitment was reduced from $40.0 million to $32.0 million. At the end of January 2003, when the aggregate sum of Penton's cash and cash equivalents exceeded $40.0 million, an additional one-time reduction of $10.0 million was required under the amended credit facility. Furthermore, upon the sale of PTS, as discussed above, the revolving commitment was further reduced by 50% of the aggregate gross proceeds, as defined, from this sale, or approximately $1.9 million. For any future asset dispositions, the commitment under the revolver will be reduced by 50% of the aggregate gross proceeds up to the maximum. The amended facility allows for additional asset sales, transfers, leases, and other dispositions and the issuance of equity interests by our subsidiaries up to a maximum of approximately $3.6 million. The amended facility also increased the maximum commitment fee from 0.50% to 0.75%. The commitment under the credit facility decreases by 15% in 2003, 30% in 2004, 35% in 2005 and 20% in 2006.

TAX REFUND

In January 2003, the Company received a tax refund of $52.7 million.

REVERSE STOCK SPLIT

In February 2003, Penton's Board of Directors approved a proposal to effect a reverse stock split to be submitted for shareholder approval at the Company's annual meeting, set for June 12, 2003. This corrective share action is part of the plan submitted by Penton to the New York Stock Exchange ("NYSE") to meet the Exchange's $1.00 stock price listing requirement.

PREFERRED STOCK LEVERAGE RATIO EVENT OF NON-COMPLIANCE

An event of non-compliance exists under our Series B Convertible Preferred Stock Agreement because the Company's leverage ratio (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) at December 31, 2002 of 27x was not cured by March 31, 2003. Under the agreement, we are required to maintain a leverage ratio below 7.5 to 1.0. When an event of non-compliance occurs, the holders of a majority of the preferred stock may nominate two additional members to our board of directors, which they did effective April 1, 2003. If the event of non-compliance is not cured by June 30, 2003, the holders of a majority of the preferred stock then outstanding may elect one less than a minimum majority of our board of directors. The Company is not expected to be able to correct the event of non-compliance by June 30, 2003. In addition, upon the occurrence of this event of non-compliance, the 5% dividend rate on the preferred stock increased by one percentage point as of April 1, 2003 and the rate increases by one percentage point each subsequent quarter, up to a maximum rate of 10%. The conversion price on the preferred stock decreased by $0.76 as of April 1, 2003 and decreases by $0.76 each subsequent quarter up to a maximum reduction of $3.80. The conversion price will adjust to what it would have been absent such event (to the extent of any shares of preferred stock still outstanding) once the leverage ratio is less than 7.5 to 1.0. The dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than
7.5 to 1.0. Under the preferred stock agreement, if the leverage ratio exceeds
7.5 to 1.0 for four consecutive quarters, the preferred stockholders will have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or the senior secured credit facility. As such, there will not be an acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences do not result in any cash outflow from the Company.

REDEEMABLE COMMON STOCK

In March 2003, it was discovered that the Company had sold approximately 1.1 million shares of common stock to certain employees in the Company's 401(k) plan from May 2001 through March 2003 which were not registered under the federal securities laws (the "unregistered sales"). As a result, such purchasers of our common stock may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. Any rescissionary rights will lapse on various dates under the applicable statute of limitations which is one year. The Company may also be subject to civil and other penalties by regulatory authorities. The unregistered sales do not cause an event of default under the 10-3/8% Senior Subordinated Notes (the "Subordinated Notes"), the 11-7/8% Senior Secured Notes (the "Secured Notes") or the credit facility. However, an event of default could occur as an indirect result of the unregistered sales, if for instance, such unregistered sales lead to restricted payments under the indentures and/or the credit facility. On March 31, 2003, the Company filed a Form S-8 registration and registered 6.0 million additional shares to be offered under the 401(k) plan. At March 31, 2003, the Company has classified 1.2 million shares related to the potential rescissionary rights outside of stockholders' deficit, because the redemption features are not within the control of the Company.

In April 2003, the Company offered to reimburse employees who had purchased Penton common stock through the Company's 401(k) plan between March 25, 2002 and March 25, 2003. Employees who sign the release will be reimbursed the amount by which the price they paid for the common stock exceeds the closing price of the stock on the date they execute the release, or if the stock has been sold, the amount by which the price paid by the employee exceeded the sale price. Employees who do not sign the release by May 22, 2003, retain their rights under the Federal securities laws. As of May 13, 2003, nearly sixty percent of the employees who were offered the reimbursement have accepted the terms of the release, representing a liability of approximately $0.6 million. The estimated total liability for all employees who were offered the reimbursement is approximately $1.0 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002

CONSOLIDATED RESULTS

The following table summarizes our results of operations for the three months ended March 31, 2003 and 2002 (in thousands). Results in 2002 have been adjusted for discontinued operations.


                                                             2003              2002           VARIANCE
                                                          -----------      -----------       -----------

         Revenues                                         $    54,392      $    61,128       $    (6,736)
                                                          ===========      ===========       ===========

         Operating expenses                               $    49,632      $    60,238       $   (10,606)
                                                          ===========      ===========       ===========

         Loss from continuing operations before
           cumulative effect of accounting
           change                                         $    (5,969)      $   (3,826)       $   (2,143)

         Discontinued operations                                  866             (407)            1,273

         Cumulative effect of an accounting
           change, net of taxes                                     -          (39,700)           39,700
                                                          -----------      -----------       -----------

         Net loss                                         $    (5,103)      $  (43,933)      $    38,830
                                                          ===========      ===========       ===========

         Net loss applicable to
           common stockholders                            $    (5,758)      $  (44,296)      $    38,538
                                                          ===========      ===========       ===========

         Net loss per diluted share applicable
           to common stockholders                         $     (0.17)      $    (1.39)      $      1.22
                                                          ===========      ===========       ===========

REVENUES

Total revenues decreased $6.7 million, or 11.0%, from $61.1 million for the three months ended March 31, 2002, to $54.4 million for the same period in 2003. The decrease was primarily due to a decrease in trade show and conference revenues of $2.5 million, or 14.7%, from $17.1 million for the three months ended March 31, 2002, to $14.6 million for the same period in 2003, and a decrease in publishing revenues of $4.5 million, or 10.8%, from $41.2 million for the three months ended March 31, 2002, to $36.8 million for the same period in 2003. Online media revenues increased $0.2 million, or 8.3%, from $2.8 million for the three months ended March 31, 2002, to $3.1 million for the same period in 2003. Included in total revenues for the three months ended March 31, 2002 were revenues of $0.5 million associated with properties sold in December 2002, which were not classified as discontinued operations.

The decrease in our trade show and conference revenues was primarily due to a decrease of $3.2 million in our Technology Media segment, which was partially offset by revenue improvements of approximately $0.5 million in our Industry Media and Lifestyle Media segments. Our Internet technologies trade show markets accounted for $2.8 million of the Technology Media segment revenue decrease, with the electronics market accounting for the remaining portion of the decrease.

The decrease in publishing revenues was primarily due to the $4.8 million decrease in our Industry Media and Technology Media segments. Our design/engineering, electronics, Internet technologies and information technology markets accounted for $3.8 million of the decrease. These decreases were partially off-set by our Lifestyle Media segment where publishing revenues increased by approximately $0.2 million in the first quarter of 2003 when compared with the same 2002 period.

OPERATING EXPENSES

Operating expenses decreased $10.6 million, or 17.6%, from $60.2 million for the three months ended March 31, 2002, to $49.6 million for the same period in 2003. Included in operating expenses for the three months ended March 31, 2003 and 2002 are restructuring credits of $0.1 million and $0.3 million, and depreciation and amortization charges of $3.7 million and $4.2 million, respectively. The overall decrease in operating expenses was due primarily to the effects of cost reduction initiatives and restructuring activities throughout 2002.

EDITORIAL, PRODUCTION AND CIRCULATION

Editorial, production and circulation expenses decreased to $22.4 million for the three months ended March 31, 2003, compared to $24.8 million for the same period in 2002, representing a decrease of $2.4 million, or 9.9%. The decrease was due to the effects of our expense reduction initiatives, including the effect of properties sold in December 2002 and in the first quarter of 2003, the elimination of unprofitable properties, reducing production costs through process improvements and selective reduction in frequency and circulation levels, outsourcing various functions in the organization, and the effects of staff reductions made in 2002.

As a percentage of revenues, editorial, production and circulation expenses increased from 40.6% for the three months ended March 31, 2002, to 41.1% for the same period in 2003. The increase was due to the general decrease in revenues, which was offset only somewhat by our expense reduction initiatives.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses declined $7.9 million, or 24.9%, from $31.5 million for the three months ended March 31, 2002, to $23.6 million in the same period in 2003. As a percentage of revenues, selling, general and administrative expenses decreased from 51.5% for the three months ended March 31, 2002, to 43.5% for the same period in 2003. These decreases were due primarily to cost savings associated with office closings and staff reductions in 2002.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization declined $0.5 million, or 12.3%, from $4.2 million for the three months ended March 31, 2002, to $3.7 million for the same period in 2003 due to lower amortization expense related to intangible assets of properties sold in December 2002.

OTHER INCOME (EXPENSE)

Interest expense increased $1.0 million from $9.3 million for the three months ended March 31, 2002, to $10.3 million for the same period in 2003. Included in interest expense in the first quarter of 2003 is approximately $0.9 million related to the write-off of unamortized financing fees associated with the commitment reduction of our credit facility revolver in January 2003 from $40.0 million to $20.1 million. Included in interest expense in the first quarter of 2002 is approximately $0.7 million related to the write-off of unamortized finance fees associated with the commitment reduction of our credit facility revolver from $185.0 million to $40.0 million in March 2002 and approximately $1.4 million related to hedging activities. The increase in interest expense also reflects the higher weighted-average interest rate and average debt outstanding in the first quarter of 2002 compared with the same period in 2003.

In 2002, the gain on extinguishment of debt of $0.3 million was classified as an extraordinary item. In 2003, in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002" ("SFAS 145"). SFAS 145, this gain was reclassified to other income (expense). The balance consisted of two items. In March 2002, we purchased $10.0 million face value of our Subordinated Notes at prevailing market prices, resulting in a gain of $1.4 million. This gain was offset by the write-off of unamortized deferred financing costs of approximately $1.1 million associated with the payoff of our term loan A and term loan B facilities, which also occurred in March 2002.

In January 2002, Penton sold its remaining 11.8% ownership interest in Jupitermedia Corporation for $5.8 million and recognized a $1.5 million gain from its sale.

EFFECTIVE TAX RATES

The effective tax rates for the three months ended March 31, 2003 and 2002 were (2.2)% and 41.5%, respectively. The difference in the effective tax rate between years is due to the Company establishing a full valuation allowance in the third-quarter of 2002 for its net deferred tax assets and net operating loss carry-forwards in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109").

DISCONTINUED OPERATIONS

Discontinued operations for all periods presented include the results of Penton Media Australia ("PM Australia"), which was sold in December 2002, and the results of PTS, which was sold in January 2003. PM Australia was part of our Technology Media segment and PTS was part of our Industry Media segment. Discontinued operations improved from a loss of $0.4 million for the three months ended March 31, 2002 to income of $0.9 million for the same period in 2003. The income in the first quarter of 2003 is due to a gain of approximately $1.2 million associated with the sale of PTS. Revenues for these properties was approximately $2.0 million for the three months ended March 31, 2002.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

During the third quarter of 2002, Penton completed its transitional goodwill impairment test for January 1, 2002, under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" and recorded a non-cash charge of $39.7 million to reduce the carrying value of goodwill for two of our seven identified reporting units. The charge is reflected as a cumulative effect of accounting change in the accompanying consolidated statements of operations.

NET LOSS

Due to the factors noted above, we reported a net loss for the three months ended March 31, 2003 of $5.1 million compared with a net loss of $43.9 million for the same period in 2002.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

The net loss applicable to common stockholders of $5.8 million, or $0.17 per diluted share, for the three months ended March 31, 2003, includes $0.7 million of accrued dividends on our preferred stock. For the three months ended March 31, 2002, the net loss applicable to common stockholders of $44.3 million, or $1.39 per diluted share, includes $0.4 million associated with the amortization of deemed dividends and accretion of the preferred stock to its maximum redemption price.

SEGMENTS

We manage our business based on four operating segments: Industry Media, Technology Media, Lifestyle Media and Retail Media. All four segments derive their revenues from publications, trade shows and conferences, and online media products. See Note 11 - Segment Information, for the definition of adjusted segment EBITDA and a reconciliation of total adjusted segment EBITDA to loss from continuing operations before income taxes and cumulative effect of accounting change.

Financial information by segment for the three months ended March 31, 2003 and 2002, adjusted for discontinued operations, is summarized in the following table (in thousands):


                                                                                 ADJUSTED
                                                REVENUES                      SEGMENT EBITDA
                                       --------------------------        ------------------------
                                           2003            2002             2003           2002
                                       -----------     ----------        ----------   -----------

   Industry Media                      $    19,362     $   21,465        $    3,276   $     3,344
   Technology Media                         15,212         20,609               793       (1,161)
   Lifestyle Media                          15,049         14,470             9,302         9,018
   Retail Media                              4,769          4,584               731           565
                                       -----------     ----------        ----------   -----------
   Total                               $    54,392     $   61,128        $   14,102   $    11,766
                                       ===========     ==========        ==========   ===========

INDUSTRY MEDIA

Our Industry Media segment, which represented 35.6% of total Company revenues for the first quarter of 2003, serves customers in the manufacturing, design/engineering, mechanical systems/construction, government/compliance, supply chain and aviation industries. Revenues for this segment decreased $2.1 million, or 9.8%, from $21.5 million in the first quarter of 2002, to $19.4 million for the same period in 2003. The decrease was due primarily to lower revenues from publications of $2.3 million, somewhat offset by increases of approximately $0.2 million from trade show and conference and online media products. The decrease in publication revenues was due primarily to year-on-year advertising declines in products serving the design/engineering and manufacturing sectors, which accounted for approximately $1.7 million of the segment's publishing decrease. These two sectors continue to be impacted by the downturn in the U.S. economy.

Adjusted segment EBITDA for Industry Media decreased $0.1 million, or 2.0%, from $3.3 million for the three months ended March 31, 2002, to $3.2 million for the same period in 2003. Publications accounted for $0.7 million of the decrease, while trade shows and conferences and online media increased by $0.3 million. General and administrative costs for the segment also improved by approximately $0.3 million. The decrease in adjusted segment EBITDA was due primarily to the decrease in revenues by $2.1 million, offset by the effects of our 2002 expense reduction initiatives, including eliminating unprofitable properties, reducing production costs through process improvements and selective reduction in frequency and circulation levels, and staff reductions. Results for the three months ended March 31, 2002 include an adjusted segment EBITDA loss of approximately $0.1 million related to the A/E/C properties, which were sold in December 2002.

TECHNOLOGY MEDIA

Our Technology Media segment, which represented 27.9% of total Company revenues for the first quarter of 2003, serves customers in the electronics, information technology and Internet technologies markets. Revenues for this segment decreased $5.4 million, or 26.2%, from $20.6 million for the three months ended March 31, 2002, to $15.2 million for the same period in 2003. The decrease was due primarily to lower revenues from publications of $2.4 million and lower revenues from trade shows and conferences of $3.1 million. Advertising weakness in our information technology and electronics sectors and the elimination of revenues from properties sold in December 2002 of approximately $0.5 million, accounted for the majority of the publishing decrease. Lower trade show and conference revenues were primarily due to weaker than expected performance of an event in the electronics market and the elimination of revenues from technology events that were held in the first quarter of 2002 but not repeated in the first quarter of 2003 due to unfavorable market conditions. Online revenues increased by $0.1 million in the first quarter of 2003 compared with the same 2002 period.

Adjusted segment EBITDA for Technology Media increased $2.0 million from a loss of $1.2 million for the three months ended March 31, 2002, to income of $0.8 million for the same period in 2003. All product lines for this segment experienced improvements in adjusted segment EBITDA during the first quarter of 2003 when compared with the same quarter of 2002 due primarily to the impact of cost reduction measures implemented in 2002 and the sale of unprofitable technology properties in December 2002 not classified as discontinued operations. These properties reported an adjusted EBITDA loss of approximately $1.0 million for the three months ended March 31, 2002.

LIFESTYLE MEDIA

Our Lifestyle Media segment, which represented 27.7% of total Company revenues for the first quarter of 2003, serves customers in the natural products industry sector. Revenues for this segment increased $0.6 million, or 4.0%, from $14.5 million for the three months ended March 31, 2002, to $15.0 million when compared with the same period in 2003. The increase was due primarily to higher revenues from publications of $0.2 million and higher revenues from trade shows and conferences of $0.4 million. The trade show and conference revenue increase was due primarily to year-over-year growth from our Natural Products Expo West show. Online revenues for the first quarter of 2003 were flat with revenues in the first quarter of 2002.

Adjusted segment EBITDA for the Lifestyle Media segment increased $0.3 million, or 3.1%, from $9.0 million for the three months ended March 31, 2002, to $9.3 million for the same period in 2003. Publishing adjusted EBITDA improved slightly in the first quarter of 2003 when compared with the same period in 2002, while online media adjusted EBITDA remained flat. Trade shows and conferences adjusted EBITDA improved by nearly $0.3 million for the three months ended March 31, 2003 compared with the same period in 2002 primarily due to the results of the Natural Products Expo West show.

RETAIL MEDIA

Our Retail Media segment, which represented 8.8% of total Company revenues for the first quarter of 2003, serves customers in the food/retail and leisure/hospitality sectors. Revenues for this segment increased $0.2 million, or 4.0%, from $4.6 million for the three months ended March 31, 2002, to $4.8 million for the same period in 2003. The revenue increase was due to slight increases in all product lines for this segment.

Adjusted segment EBITDA for the Retail Media segment increased nearly $0.2 million, or 29.4%, from $0.5 million for the three months ended March 31, 2002, to $0.7 million for the same period in 2003. The increase was due primarily to improved revenues for the first quarter of 2003 over the first quarter of 2002 and cost reduction efforts undertaken in 2002.

PRODUCTS

We publish specialized trade magazines, produce trade shows and conferences, and maintain a variety of online media products, including Web businesses and electronic newsletters. Revenues by product line for the three months ended March 31, 2003 and 2002 are as follows (in thousands):


                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                             --------------------------
                                                 2003           2002
                                             ---------       ----------

         Publishing                          $  36,770       $   41,235
         Trade shows and conferences            14,567           17,071
         Online media                            3,055            2,822
                                             ---------       ----------
             Total revenues                  $  54,392       $   61,128
                                             =========       ==========

Publishing revenues decreased nearly $4.4 million from $41.2 million for the three months ended March 31, 2002, to $36.8 million for the same period in 2003. The decrease in publishing revenues was due primarily to year-on-year advertising declines in products serving the design/engineering and manufacturing sectors, which continue to be impacted by the downturn in the U.S. economy, advertising weakness in our information technology and electronics sectors, and the elimination of revenues from properties sold in December 2002.

Trade shows and conference revenues decreased by $2.5 million from $17.1 million for the three months ended March 31, 2002, to $14.6 million for the same period in 2003. The decrease in trade shows and conference revenues was due primarily to a year-over-year decline of an event in the electronics market, the elimination of revenues from technology properties sold in December 2002, and the elimination of technology events that were held in the first quarter of 2002 but not repeated in the first quarter of 2003 due to unfavorable market conditions. The decrease was slightly offset by the year-over-year improvement in our Natural Products Expo West show, which is part of our Lifestyle Media segment.

Online media revenues increased $0.2 million, or 8.3%, from $2.8 million for the three months ended March 31, 2002, to $3.0 million for the same period in 2003. The increase was due to the success of online products across several of our markets.

LIQUIDITY AND CAPITAL RESOURCES

ANALYSIS OF CASH FLOWS

Penton's total cash and cash equivalents was $53.6 million at March 31, 2003, compared with $6.8 million at December 31, 2002. Cash provided by operating activities was $46.8 million for the three months ended March 31, 2003, compared with $6.0 million for the same period in 2002. Operating cash flows for the three months ended March 31, 2003, reflect a net loss of $5.1 million, offset by a net working capital increase of approximately $46.1 million and non-cash charges (primarily depreciation and amortization) of approximately $5.8 million. Operating cash flows for the three months ended March 31, 2002, reflected a net loss of $43.9 million, offset by a net working capital increase of approximately $5.4 million and non-cash charges (primarily depreciation and amortization and the cumulative effect of accounting change) of approximately $44.5 million.

The increase in operating cash flows for the three months ended March 31, 2003, compared with the same 2002 period was due primarily to the tax refund received in January 2003 of approximately $52.7 million, compared with a tax refund of $12.2 million in the first quarter of 2002.

Investing activities provided $2.7 million of cash for the three months ended March 31, 2003, and includes proceeds of $3.3 million from the sale of PTS in January. These proceeds were partially offset by capital expenditures of approximately $0.6 million. Investing activities provided $4.9 million of cash for the three months ended March 31, 2002, primarily from proceeds of $5.8 million from the sale of approximately 3.0 million shares of Jupitermedia Corporation common stock. These proceeds were partially offset by earnout payments of approximately $0.3 million.

Financing activities used $2.6 million of cash for the three months ended March 31, 2003, due primarily to the repayment of $4.5 million on the senior secured credit facility and the payment of finance fees of $0.1 million related to the credit facility amendment completed in January. These uses were somewhat offset by proceeds of $1.8 million received on our notes receivable and proceeds of approximately $0.3 million from the repayment of an officers/directors loan. Financing activities provided cash of $5.4 million for the three months ended March 31, 2002, due to the issuance of our Secured Notes and the sale of 50,000 shares of mandatorily redeemable convertible preferred stock. These proceeds were primarily offset by the paydown of the balance of our senior secured credit facility term loans; the purchase of $10.0 million face value of our Subordinated Notes at prevailing market prices; the payment of financing fees associated with the amendment to our senior secured credit facility; and the issuance of our Secured Notes.

Capital expenditures in the first three months of 2003 were approximately $0.6 million. We anticipate that we will spend between $3.0 million and $4.0 million on capital expenditures in 2003, primarily for expenditures related to computers and management information systems.

FINANCING ACTIVITIES

In June 2001, we issued $185.0 million of Subordinated Notes due June 2011. Interest on the notes is payable semiannually, on June 15 and December 15. The Subordinated Notes are fully and unconditionally, jointly and severally guaranteed, on a senior subordinated basis, by the assets of our domestic subsidiaries, which are 100% owned by the Company, and may be redeemed, in whole or in part, on or after June 15, 2006. In addition, we may redeem up to 35% of the aggregate principal amount of the Subordinated Notes before June 15, 2004 with the proceeds of certain equity offerings. The Subordinated Notes were offered at a discount of $4.2 million. This discount is being amortized using the interest method, over the term of the Subordinated Notes. Costs representing underwriting fees and other professional fees of approximately $1.7 million are being amortized over the term of the Subordinated Notes. The net proceeds of $180.2 million were used to pay down the $136.0 million outstanding balance of the revolving credit facility, $12.8 million of the term loan A facility and $7.2 million of the term loan B facility. The remaining proceeds were used for general corporate purposes. The Subordinated Notes are our unsecured senior subordinated obligations, subordinated in right of payment to all existing and future senior indebtedness, including the senior secured credit facility and the Secured Notes discussed below.

In January 2002, we received $5.8 million in net proceeds from the sale of our remaining investment in Jupitermedia Corporation common stock.

In March 2002, we entered into an agreement with a group of investors to sell 50,000 shares of Series B Convertible Preferred Stock and warrants to purchase
1.6 million shares of our common stock for $50.0 million. We received gross proceeds of $40.0 million from the sale of 40,000 shares of preferred stock and warrants to purchase 1,280,000 shares of our common stock on March 19, 2002, and gross proceeds of $10.0 million from the sale of 10,000 shares of preferred stock and warrants to purchase 320,000 shares of our common stock on March 28, 2002 (see Note 5 - Mandatorily Redeemable Convertible Preferred Stock). Net proceeds from the sale of the preferred stock, along with the net proceeds from the sale of our Jupitermedia Corporation common stock, and cash on hand from a tax refund were used to repay $48.0 million of amounts outstanding under our term loans.

In March 2002, Penton issued $157.5 million of 11-7/8% Senior Secured Notes due in 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally guaranteed, on a senior basis, by all of our domestic subsidiaries, which are 100% owned by the Company, and also the stock of certain subsidiaries. We may redeem the Secured Notes, in whole or in part, during the periods October 1, 2005 through October 1, 2006, and thereafter at redemption prices of 105.9375% and 100.0000% of the principal amount, respectively, together with accrued and unpaid interest to the date of redemption. In addition, at any time prior to October 1, 2005, upon certain public equity offerings of our common stock, up to 35% of the aggregate principal amount of the Secured Notes may be redeemed at our option, within 90 days of such public equity offering, with cash proceeds from the offering at a redemption price equal to 111.875% of the principal amount, together with accrued and unpaid interest to the date of redemption.

The Secured Notes were offered at a discount of $0.8 million, which is being amortized, using the interest method, over the term of the Secured Notes. Costs representing underwriting fees and other professional fees of $6.6 million are being amortized over the term of the Secured Notes. Net proceeds of $150.1 million were used to pay down $83.6 million of term loan A and $49.0 million of term loan B, and net proceeds of $8.3 million were used to repurchase $10.0 million of our Subordinated Notes. The remaining net proceeds of $9.2 million were used for general corporate purposes. The Secured Notes rank senior in right to all of our senior subordinated indebtedness, including our Subordinated Notes, and equal in right of payment with all of our other senior indebtedness, which is approximately $0.4 million at March 31, 2003. The guarantees are senior secured obligations of each of our subsidiary guarantors and rank senior in right of payment to all subordinated indebtedness of the subsidiary guarantors, including the guarantees of our Subordinated Notes, and equal in right of payment with all of our senior indebtedness. The notes and guarantees are secured by a lien on substantially all of our assets and those of our subsidiary guarantors, other than specified excluded assets.

In March 2002, we amended and restated our senior secured credit facility and repaid our term loan A facility and our term loan B facility under our credit facility from the proceeds received from the sale of preferred stock and the issuance of the Secured Notes, as noted above. The amended and restated facility provided for a revolving credit facility of up to a maximum amount of $40.0 million. Availability under the revolving credit facility is subject to a borrowing base limited to 80% of eligible receivables. In order to access the revolver, Penton must not have more than $7.5 million of cash and cash equivalents available, must be in compliance with the loan documents and must submit a borrowing base certificate immediately prior to each extension of credit showing compliance with the provisions of the borrowing base. Penton is required to prepay the revolver in the event that it has loans outstanding in excess of the borrowing base, or it has more than $7.5 million in cash and cash equivalents available at the end of any month. The commitment under the amended and restated credit facility decreases by 15% in 2003, 30% in 2004, 35% in 2005, and 20% in 2006. The amended and restated credit facility has no financial covenants. In connection with the amendment and restatement of the credit facility, the interest rate on the revolving credit facility was increased. In addition, further restrictions were placed on Penton's ability to make certain restricted payments to, make capital expenditures in excess of certain amounts, to incur additional debt and contingent obligations, make acquisitions and investments, and to sell assets. As noted below, the credit facility was further amended in January 2003.

The repayment of the term loans in March 2002 resulted in a non-cash extraordinary charge of $0.7 million, net of $0.5 million in taxes, relating to the write-off of unamortized deferred finance costs. In the first quarter of 2003, the 2002 extraordinary charge was reclassified to gain on extinguishment of debt in the consolidated statements of operations in accordance with the provisions of SFAS 145.

In September 2002, Moody's Investors Service took the following rating actions regarding Penton: (i) confirmed the B3 rating on the Company's Secured Notes,
(ii) downgraded the Company's Subordinated Notes due 2011 from Caa2 to Ca, (iii) downgraded the Company's senior implied rating from B3 to Caa3, and (iv) downgraded the Company's senior unsecured issuer rating from Caa1 to Ca. These changes in the rating of our debt instruments by the outside rating agencies does not negatively impact our ability to use our revolver.

In December 2002, the Company sold four properties for approximately $0.9 million, which was used to repay outstanding amounts under the Company's credit facility.

In January 2003, the Company amended its senior secured credit facility. The amended agreement permits the Company to sell certain properties in excess of the $5.0 million aggregate limit required by the original amended agreement. In return, the revolving commitment was reduced from $40.0 million to $32.0 million. At the end of January 2003, when the aggregate sum of Penton's cash and cash equivalents exceeded $40.0 million, an additional one-time reduction of $10.0 million was required under the amended credit facility. Furthermore, upon the sale of PTS, the revolving commitment was further reduced by 50% of the aggregate gross proceeds, as defined, from this sale, or approximately $1.9 million. For any future asset dispositions, the commitment under the revolver will be reduced by 50% of the aggregate gross proceeds up to the maximum. The amended facility allows for additional asset sales, transfers, leases, and other dispositions and the issuance of equity interests by our subsidiaries up to a maximum of approximately $3.6 million. The amended facility also increased the maximum commitment fee from 0.50% to 0.75%. The commitment under the credit facility decreases by 15% in 2003, 30% in 2004, 35% in 2005, and 20% in 2006.

In January 2003, the Company paid down the $4.5 million that was outstanding under the credit facility. At March 31, 2003, no amounts were outstanding under the revolver and the commitment was $20.1 million. Availability under the commitment, which is subject to the Company's eligible accounts receivable, was $18.1 million at March 31, 2003.

The reduction of the revolver from $40.0 million to $20.1 million in January 2003, and the reduction of the revolver from $185.0 million to $40.0 million in March 2002, resulted in the write-off of unamortized finance fees related to the revolver of $0.9 million and $0.7 million, respectively. These charges have been classified as part of interest expense on the Consolidated Statements of Operations.

In January 2003, the Company also completed the sale of the assets of PTS for approximately $3.8 million, including an earnout of $0.6 million. The cash received from the sale was used to pay down the Company's outstanding credit facility.

The Company has no special purpose entities or off-balance sheet debt other than operating leases in the ordinary course of business.

CURRENT LIQUIDITY

Our primary future cash needs will be to fund working capital, debt service, capital expenditures, and our business restructuring charges and related expenses. We expect capital expenditures in 2003 to remain at or near 2002 levels of approximately $3.0 million to $4.0 million, as we continue to review our spending as a result of continued economic and business uncertainty. We expect to make cash payments for the remainder of 2003 related to our business restructuring initiatives of approximately $3.5 million, which is expected to comprise of $1.7 million for employee separation costs, $1.4 million for lease obligations, and $0.4 million for other contractual obligations.

The Company has implemented and continues to implement various cost-cutting programs and cash conservation plans, which involve the limitation of capital expenditures and the control of working capital.

We anticipate adequate liquidity from operations and have available cash on hand to meet all interest payments on our bonds and our other obligations. We have no principal repayment requirements until maturity of our Secured Notes in October 2007. In addition, we have no bank debt and no maintenance covenants on our existing bond debt. As noted above, Penton does have access to an asset-based, maintenance-free revolver of up to $20.1 million under its amended credit facility. The commitment under the revolving credit facility decreases by 7.5% at September 30, 2003 and by an additional 7.5% at December 31, 2003.

Our ability to meet cash operating requirements depends upon our future performance, which is subject to general economic conditions and to financial, competitive, business and other factors, including factors beyond our control. If we are unable to meet our debt obligations or fund our other liquidity needs, we may be required to raise capital through additional financing arrangements or the issuance of private or public debt or equity securities. We cannot assure you that such additional financing will be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants, including the conversion price; dividend and liquidation adjustment provisions; the redemption price premiums; and board representation rights could negatively impact our ability to access the equity markets in the future.

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

Our sale of common stock under the 401(k) plan in excess of the number of shares registered by the Company on Form S-8 with the Securities and Exchange Commission under the Securities Act of 1933 (the "unregistered sales") could have a material adverse impact on our financial condition. The unregistered sales do not cause an event of default under the indentures governing our Subordinated Notes or Secured Notes or our senior secured credit facility. However, an event of default could occur as an indirect result of the unregistered sales.

For example, an event of default would occur under (a) the indentures if the unregistered sales were to result in (i) unsatisfied judgments not covered by insurance aggregating in excess of $5 million being rendered against the Company and not stayed, bonded or discharged within 60 days after such judgment became final and nonappealable or (ii) the Company's failure to observe the covenant limiting the Company's ability to make restricted payments (as defined in the indentures) if, for example, the Company made a rescission offer and as a result repurchased shares, which could be considered the payment on account of the purchase, redemption or other acquisition or retirement for value of equity interest (as defined in the indentures) or (b) the credit agreement if the unregistered sales were to result in (i) the Company's failure to observe the covenant limiting the Company's ability to make a restricted payment (as defined in the credit agreement) if, for example, the Company made a rescission offer and as a result repurchased shares, which could be considered a restricted payment by the Company with respect to its equity interests (as defined in the credit agreement), or (ii) a material adverse change in the business, assets, operations, prospects or condition, financial or otherwise, of the Company taken as a whole. The foregoing is not, and no inference should be drawn that the foregoing is, an exclusive list of circumstances that could result in an event of default under the indentures or the credit agreement as a consequence of the unregistered sales. If an event of default occurs, all our indebtedness would be immediately due and payable, and we cannot assure you that our business will generate sufficient cash flow to enable us to service our debt obligations. In addition, we cannot assure you that the Company will be able to obtain alternative sources of funding (see Risk Factors section of our 2002 Annual Report on Form 10-K).

We have classified approximately 1.2 million shares of our common stock as redeemable common stock as a result of rescissionary rights that certain of our common stockholders may have in connection with the unregistered sales from May 2001 through March 2003 noted above. A number of remedies may be available to regulatory authorities and the employees who purchased the common stock, including, without limitation, a right of rescission and other damages that could be imposed by regulatory authorities. Pursuant to the rescission rights, employees may be entitled to return their shares to the Company and receive back from us the full price they paid, plus interest. The rescission rights lapse on various dates as prescribed in the securities laws which is one year. Although the payments under the rescissionary rights are not anticipated to have a material adverse impact on our financial condition, we have no control over any civil or other damages that regulatory authorities could impose on the Company, the result of which could have a material adverse effect on our financial condition. Please also refer to Note 6 - Common Stock and Common Stock Award Programs of the Consolidated Financial Statements for further details.

In April 2003, the Company offered to reimburse employees who had purchased Penton common stock through the Company's 401(k) plan between March 25, 2002 and March 25, 2003. Employees who sign the release will be reimbursed the amount by which the price they paid for the common stock exceeds the closing price of the stock on the date they execute the release, or if the stock has been sold, the amount by which the price paid by the employee exceeded the sale price. Employees who do not sign the release by May 22, 2003, retain their rights under the Federal securities laws. As of May 13, 2003, nearly sixty percent of the employees who were offered the reimbursement have accepted the terms of the release, representing a liability of approximately $0.6 million. The estimated total liability for all employees who were offered the reimbursement is approximately $1.0 million.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Management does not believe that the adoption of SFAS 149 will have a significant effect on the Company's results of operations or its financial condition.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the first three months of 2003, there were no significant changes related to the Company's market risk exposure.

ITEM 4.   CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, except as follows: the Company sold common stock under the Company's 401(k) Retirement Savings Plan (the "Plan") in excess of the number of shares registered by the Company on Form S-8 with the Securities and Exchange Commission under the Securities Act of 1933 (the "unregistered sales") from May 2001 through March 2003. The Company took corrective actions immediately upon discovery, and has filed an amendment to the Form S-8 on March 31, 2003, to register additional shares. For further details, see:

o Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

o Note 6 - Common Stock and Common Stock Award Programs of the consolidated financial statements.

o    The Company's Annual Report on Form 10-K for the year ended December 31,
     2002.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Between May 2001 and March 2003, the Company issued approximately 1.7 million shares of its common stock to certain employees in the Company's 401(k) Plan that were not registered under the federal securities laws. The purchase of the common stock was not made pursuant to an effective registration statement.

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

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

EXHIBIT NO.            DESCRIPTION OF DOCUMENT
-----------            -----------------------

99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)      REPORTS ON FORM 8-K AND/OR 8-K/A

         DATE OF REPORT            ITEMS REPORTED
         --------------            --------------
         February 3, 2003          Item 5.  Other Events
                                   Item 7.  Financial Statements, Pro Forma
                                            Financial Information and Exhibits

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

Date:  May 15, 2003

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

                                          By:   /s/    THOMAS L. KEMP
                                                ----------------------------
                                                Thomas L. Kemp

                                                Chief Executive Officer
                                                and Director (Principal
                                                Executive Officer)

Date:  May 15, 2003

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

                                          By:   /s/    PRESTON L. VICE
                                                ----------------------------
                                                Preston L. Vice

                                                Chief Financial Officer
                                                (Duly Authorized Officer
                                                and Principal Financial Officer)

Date:  May 15, 2003

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