Form 10-Q
period 2003-06-30
PENTON MEDIA INC
filed 2003-08-14
CIK 1062441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14337
                                                -------

                               PENTON MEDIA, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        DELAWARE                                        36-2875386
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


 1300 East Ninth Street, Cleveland, OH                    44114
 -------------------------------------                  ----------
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

     Indicate by check mark whether the registrant is an accelerated filer as
defined in Rule 12b-2 of the Exchange Act. Yes       No   X
                                               -----    -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 10, 2003).

                         Common Stock: 33,178,019 shares

                               PENTON MEDIA, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                                 Page
                                                                                                                 ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at June 30, 2003 and December 31, 2002                              3

                  Consolidated Statements of Operations for the Three and Six Months Ended
                     June 30, 2003 and 2002                                                                       5

                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                     June 30, 2003 and 2002                                                                       6

                  Notes to Consolidated Financial Statements                                                      7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                               28

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     46

         Item 4.  Controls and Procedures                                                                        46

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                                            47

         Item 6.  Exhibits and Reports on Form 8-K                                                               48

         Signature                                                                                               49


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 June 30,          December 31,
                                                                                   2003                2002
                                                                                ----------         -----------
ASSETS                                                                          (unaudited)

Current assets:
    Cash and cash equivalents                                                   $   40,370         $     6,771
    Restricted cash                                                                    410                 677
    Accounts receivable, less allowance for doubtful
      accounts of $3,818 and $4,323 in 2003 and 2002, respectively                  34,588              34,842
    Income taxes receivable                                                             53              53,547
    Notes receivable                                                                   575               2,124
    Inventories                                                                        953               1,025
    Prepayments, deposits and other                                                  8,459               5,094
    Current assets of discontinued operations                                            -               2,049
                                                                                ----------         -----------
           Total current assets                                                     85,408             106,129
                                                                                ----------         -----------

Property, plant and equipment:
    Land, buildings and improvements                                                 8,580               8,878
    Machinery and equipment                                                         61,587              61,935
                                                                                ----------         -----------
                                                                                    70,167              70,813
    Less: accumulated depreciation                                                  49,878              46,896
                                                                                ----------         -----------
                                                                                    20,289              23,917
                                                                                ----------         -----------

Other assets:
    Goodwill                                                                       251,979             251,972
    Other intangibles, less accumulated amortization of
    $15,754 and $13,137 in 2003 and 2002, respectively                              29,190              32,754
    Other                                                                              324                   -
                                                                                ----------         -----------
                                                                                   281,493             284,726
                                                                                ----------         -----------
                                                                                $  387,190         $   414,772
                                                                                ==========         ===========







The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 June 30,          December 31,
                                                                                   2003                2002
                                                                                ----------         -----------
                                                                                (unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Senior secured credit facility                                              $        -         $     4,500
    Accounts payable                                                                 5,848               9,464
    Accrued compensation and benefits                                                7,401              11,835
    Other accrued expenses                                                          20,168              24,355
    Unearned income, principally trade
      show and conference deposits                                                  25,212              23,026
    Current liabilities of discontinued operations                                       -               1,050
                                                                                ----------         -----------
           Total current liabilities                                                58,629              74,230
                                                                                ----------         -----------

Long-term liabilities and deferred credits:
    Senior secured notes, net of discount                                          156,854             156,797
    Senior subordinated notes, net of discount                                     171,557             171,423
    Note payable                                                                         -                 417
    Net deferred pension credits                                                    14,262              13,762
    Other accrued expenses                                                          12,187              13,052
                                                                                ----------         -----------
                                                                                   354,860             355,451
                                                                                ----------         -----------

Commitments and contingencies

Mandatorily redeemable convertible preferred stock, par value $0.01 per share;
    50,000 shares authorized, issued and outstanding;
    redeemable at $1,000 per share                                                  48,689              46,174

Redeemable common stock, par value $0.01 per share; 111,401 and
    1,068,343 shares issued and outstanding at June 30, 2003 and
    December 31, 2002, respectively                                                     48               1,118

Stockholders' deficit:
    Preferred stock, par value $0.01 per share; 1,950,000 shares
      authorized; none issued or outstanding                                             -                   -
    Common stock, par value $0.01 per share; 155,000,000 shares authorized; 33,066,619 and 31,687,194 shares issued and outstanding
      at June 30, 2003 and December 31, 2002, respectively                             331                 317
    Capital in excess of par value                                                 232,314             229,779
    Retained deficit                                                             (303,049)           (279,600)
    Notes receivable officers, less reserve of $7.6 million at June 30, 2003       (1,883)             (9,720)
    Accumulated other comprehensive loss                                           (2,749)             (2,977)
                                                                                ----------         -----------
                                                                                  (75,036)            (62,201)
                                                                                ----------         -----------
                                                                                $  387,190         $   414,772
                                                                                ==========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       (UNAUDITED; DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Three Months Ended                     Six Months Ended
                                                                    June 30,                               June 30,
                                                            2003               2002                  2003          2002
                                                       ------------       ------------           -----------   -----------

Revenues                                               $     50,466       $     62,947           $   104,858   $   124,075
                                                       ------------       ------------           -----------   -----------
Operating expenses:
    Editorial, production and circulation                    23,467             27,745                45,820        52,543
    Selling, general and administrative                      22,592             31,332                46,233        62,791
    Impairment of assets                                          -                136                     -           136
    Provision for loan impairment                             7,600                  -                 7,600             -
    Restructuring charges and other expenses                  1,901              7,705                 1,817         7,442
    Depreciation and amortization                             3,781              5,446                 7,503         9,690
                                                       ------------       ------------           -----------   -----------
                                                             59,341             72,364               108,973       132,602
                                                       ------------       ------------           -----------   -----------

Operating loss                                              (8,875)            (9,417)               (4,115)       (8,527)

Other income (expense):
    Interest expense                                        (9,412)            (9,646)              (19,750)      (18,920)
    Interest income                                             128                235                   237           453
    Gain on extinguishment of debt                                -                  -                     -           277
    Gain on sale of investments                                   -                  -                     -         1,491
    Miscellaneous, net                                           66              (200)                 (308)         (340)
                                                       ------------       ------------           -----------   -----------
                                                            (9,218)            (9,611)              (19,821)      (17,039)
                                                       ------------       ------------           -----------   -----------
Loss from continuing operations before income taxes
    and cumulative effect of accounting change             (18,093)           (19,028)              (23,936)      (25,566)

Benefit (provision) for income taxes                           (65)              7,191                 (191)         9,903
                                                        -----------       ------------           -----------   -----------

Loss from continuing operations before cumulative
    effect of accounting change                            (18,158)           (11,837)              (24,127)      (15,663)
Discontinued operations:
    Income (loss) from operations of discontinued
    components (including gain on disposal of
    $1.2 million in 2003), net of taxes                       (188)              (221)                   678         (628)
                                                       ------------       ------------           -----------   -----------

Loss before cumulative effect of accounting change         (18,346)           (12,058)              (23,449)      (16,291)
Cumulative effect of accounting change, net of taxes              -                  -                     -      (39,700)
                                                       ------------       ------------           -----------   -----------
Net loss                                                   (18,346)           (12,058)              (23,449)      (55,991)
Amortization of deemed dividend and accretion
    of preferred stock                                      (1,860)           (44,498)               (2,515)      (44,861)
                                                       ------------       ------------           ----------    -----------
Net loss applicable to common stockholders             $   (20,206)       $   (56,556)           $  (25,964)   $ (100,852)
                                                       ============       ============           ===========   ===========

Net loss per common share - basic and diluted:
 Loss from continuing operations applicable
    to common stockholders                             $     (0.59)       $     (1.76)           $    (0.80)   $    (1.89)
 Discontinued operations, net of taxes                       (0.01)             (0.01)                  0.02        (0.02)
 Cumulative effect of accounting change, net of taxes             -                  -                     -        (1.24)
                                                       ------------       ------------           -----------   -----------
 Net loss applicable to common stockholders            $     (0.60)       $     (1.77)           $    (0.78)   $    (3.15)
                                                       ============       ============           ===========   ===========

Weighted-average number of shares outstanding:
    Basic and diluted                                        33,508             32,033                33,272        32,018
                                                       ============       ============           ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED; DOLLARS IN THOUSANDS)


                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                   2003                2002
                                                                                ------------       -----------

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                            $   35,182         $   (2,408)
                                                                                ----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                           (1,343)             (1,773)
    Earnouts paid                                                                      (7)             (1,486)
    Proceeds from sale of Jupitermedia Corporation stock                                 -               5,801
    Proceeds from sale of discontinued operations                                    3,250                   -
                                                                                ----------         -----------
Net cash provided by investing activities                                            1,900               2,542
                                                                                ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of mandatorily redeemable
      convertible preferred stock                                                        -              46,111
    Proceeds from senior secured notes                                                   -             156,717
    Repurchase of senior subordinated notes                                              -             (8,375)
    Repayment of senior secured credit facility                                    (4,500)           (180,587)
    Proceeds from note receivable                                                    1,549                   -
    Payment of notes payable                                                         (417)             (2,804)
    Employee stock purchase plan payments                                            (113)               (376)
    Proceeds from repayment of officers loans                                          250                 703
    Payment of financing costs                                                       (200)             (9,189)
                                                                                ----------         -----------
Net cash provided by (used for) financing activities                               (3,431)               2,200
                                                                                ----------         -----------

Effect of exchange rate changes on cash                                               (52)                  64
                                                                                ----------         -----------

Net increase in cash and cash equivalents                                           33,599               2,398
Cash and cash equivalents at beginning of period                                     6,771              20,191
                                                                                ----------         -----------
Cash and cash equivalents at end of period                                      $   40,370         $   22,589
                                                                                ==========         ===========





The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

These financial statements have been prepared by management in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. However, in the opinion of management, the interim financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited interim consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

USE OF ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Management does not believe that the adoption of SFAS 149 will have a significant effect on the Company's results of operations or its financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the statement of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not require the reclassification of any financial instruments on the Company's Consolidated Balance Sheets.

NOTE 2 - GOODWILL AND OTHER INTANGIBLES

A summary of changes in the Company's goodwill during the first six months of 2003, by business segment are as follows (in thousands):

                                                      GOODWILL
                                --------------------------------------------------
                                  DECEMBER 31,                         JUNE 30,
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
                                  ============      ============       ===========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Identifiable intangible assets, exclusive of goodwill, as of June 30, 2003, are recorded in Other Intangibles in the Consolidated Balance Sheets and are comprised of (in thousands):

                                                              GROSS                                 NET
                                                            CARRYING          ACCUMULATED          BOOK
                                                              VALUE          AMORTIZATION          VALUE
                                                          ------------      -------------      -----------

     Trade names                                          $     13,039      $    (3,716)       $     9,323
     Mailing/exhibitor lists                                     9,550           (4,680)             4,870
     Advertiser relationships                                    8,309           (3,109)             5,200
     Subscriber relationships                                    2,100             (768)             1,332
     Noncompete agreements                                       1,286           (1,223)                63
                                                          ------------      ------------       -----------
          Balance at June 30, 2003                        $     34,284      $   (13,496)       $    20,788
                                                          ============      ============       ===========

Total amortization expense for identifiable intangible assets was $2.2 million and $5.0 million for the six months ended June 30, 2003 and 2002, respectively. Amortization expense for these intangible assets for 2003 and each of the four succeeding years are as follows (in thousands):

                    YEAR ENDED
                   DECEMBER 31,         AMOUNT
                   ------------         ------
                       2003           $    4,127
                       2004           $    3,922
                       2005           $    3,692
                       2006           $    2,875
                       2007           $    2,043

During the third quarter of 2002, Penton completed its transitional goodwill impairment test for January 1, 2002, under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" and recorded a non-cash charge of $39.7 million to reduce the carrying value of goodwill for two of our seven identified reporting units. The charge is reflected as a Cumulative Effect of Accounting Change in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2002.

At December 31, 2002, the net assets of our Professional Trade Show group ("PTS") were classified as held for sale and reclassified to Current Assets of Discontinued Operations and Current Liabilities of Discontinued Operations, respectively, on the Consolidated Balance Sheets (See Note 3 - Disposals). Approximately $1.0 million of goodwill related to PTS was written-off as part of the sale in January 2003.

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

In December 2002, the Company sold the net assets of Penton Media Australia ("PM Australia"), which was part of our Technology Media segment. The results of PM Australia are reported as discontinued operations at June 30, 2002. Losses for the three months ended June 30, 2003 primarily include the settlement of certain lawsuits that were pending related to PM Australia that were in excess of our initial estimates.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Operating results for the discontinued components, which include PM Australia and PTS for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                    JUNE 30,                           JUNE 30,
                                                              2003             2002             2003              2002
                                                          ------------     -----------       -----------      -----------

         Revenues                                         $          -     $     3,062       $         -      $     5,109
                                                          ============     ===========       ===========      ===========

         Loss from operations before income taxes         $      (188)     $     (221)       $     (542)      $     (628)
         Gain on sale of properties                                  -               -             1,220                -
                                                          ------------     -----------       -----------      -----------
         Income (loss) from discontinued operations       $      (188)     $     (221)       $       678      $     (628)
                                                          ============     ===========       ===========      ===========

In addition to the above properties classified as discontinued operations, the Company sold four other properties in December 2002. Three of these properties, Streaming Media, Boardwatch and ISPCON, were part of our Technology Media segment. The other property, A/E/C, was part of our Industry Media segment. For the three and six months ended June 30, 2002 there are approximately $4.8 million and $5.3 million, respectively, included in revenues and $4.9 million and $7.7 million, respectively, included in Operating Expenses associated with these properties, as they did not qualify for discontinued operations treatment.

At December 31, 2002, assets and liabilities related to PTS were classified separately on the Consolidated Balance Sheets as current assets of discontinued operations and current liabilities of discontinued operations, respectively. The carrying amounts of the major classes of assets and liabilities included in these balances are as follows:

                                                                                   DECEMBER 31,
                                                                                       2002
                                                                                   -------------
         Goodwill                                                                  $         959
         Other intangibles, net                                                              759
         Other assets                                                                        331
                                                                                   -------------
         Current assets of discontinued operations                                 $       2,049
                                                                                   =============

         Unearned revenue                                                          $       1,050
                                                                                   -------------
         Current liabilities of discontinued operations                            $       1,050
                                                                                   =============

NOTE 4 - DEBT

SENIOR SECURED CREDIT FACILITY

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

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The reduction of the revolver from $40.0 million to $20.1 million in January 2003 and the reduction of the revolver from $185.0 million to $40.0 million in March 2002 resulted in the write-off of unamortized financing fees of $0.9 million and $0.7 million, respectively. These charges have been classified as part of Interest Expense on the Consolidated Statements of Operations.

For the six months ended June 30, 2003 and 2002 cash paid for interest was $18.5 million and $11.3 million, respectively.

In August 2003, the Company replaced its senior secured credit facility with a new loan agreement (see Note 16 - Subsequent Events).

NOTE PAYABLE

In the second quarter 2003, the Company paid off the $0.4 million Loan note B related to the acquisition of Hillgate Communications Ltd. in February 2001. There are no other loan note balances outstanding related to the Hillgate acquisition.

NOTE 5 - MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

At June 30, 2003, an event of non-compliance continues to exist under our Series B Convertible Preferred Stock because the Company's leverage ratio (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeded
7.5 to 1.0. When an event of non-compliance occurs, the holders of a majority of the preferred stock may nominate two additional members to our board of directors, which they did effective April 1, 2003. Furthermore, since the event of non-compliance was not cured by June 30, 2003, the holders of a majority of the preferred stock then outstanding had the right to elect one less than a minimum majority of our board of directors. As the holders of the preferred stock already maintain one less than a minimum majority of our board, no change was necessary. In addition, upon the occurrence of this event of non-compliance, the 5% dividend rate on the preferred stock increased by one percentage point as of April 1 and July 1, 2003 and the rate increases by one percentage point each subsequent quarter, up to a maximum rate of 10%. Consequently the dividend rate is currently 7%. The conversion price on the preferred stock decreased by $0.76 as of April 1 and July 1, 2003 and will decrease by $0.76 each subsequent quarter up to a maximum reduction of $3.80. Consequently, the conversion price is currently $6.09. The conversion price will adjust to what it would have been absent such event (to the extent of any shares of preferred stock still outstanding) once the leverage ratio is less than 7.5 to 1.0. Furthermore, the dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5 to 1.0. Under the preferred stock agreement, if the leverage ratio exceeds 7.5 to 1.0 for four consecutive quarters, the preferred stockholders will have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. The Company is not expected to be able to correct the event of non-compliance before the maximum dividend rate and conversion price reduction are reached. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or the senior secured credit facility. As such, there will not be an acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences do not result in any cash outflow from the Company.

Under the conversion terms of the preferred stock, the holder has a right to convert dividends into additional shares of common stock. At June 30, 2003, no dividends have been declared. However, in light of the holder's conversion right and considering the increase in the dividend rate and the concurrent reduction of the conversion price as noted above, the Company has recognized a deemed dividend at June 30, 2003 for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). All such accruals have been reported as an increase in the carrying value of the preferred stock and a charge to Additional Paid in Capital in light of the stockholder's deficit.

NOTE 6 - COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

In June 2003, the Company was notified by the New York Stock Exchange ("NYSE") that it would begin delisting procedures of the Company's common stock. The NYSE reached its decision because Penton has been unable to comply with the NYSE's continued listing criteria, which include minimal levels of stock price, market capitalization, and stockholders' equity. The NYSE took this action at this time because Penton was not expected to be able to increase its book equity to the minimum listing requirements. On June 17, 2003, Penton's stock began trading on the Over-the-Counter Bulletin Board under the symbol PTON.

In February 2003, Penton's Board of Directors approved a proposal to effect a reverse stock split to be submitted for stockholder approval at the Company's annual meeting on June 12, 2003. This corrective share action was part of a plan submitted by Penton to the NYSE to meet the Exchange's $1.00 stock price listing requirement. At its annual meeting, stockholders voted to approve the

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

reverse stock split which gave the Company's Board of Directors the authority to effect a reverse split at one of three ratios within one year. Due to the Company's delisting, as noted above, the Board of Directors does not currently expect to act on its authority to effect the reverse split in the near term.

REDEEMABLE COMMON STOCK

Redeemable common stock relates to common stock that may be subject to rescissionary rights. The purchase of common stock by certain employees in the Company's 401(k) plan from May 2001 through March 2003 was not registered under the federal securities laws (the "unregistered purchases"). As a result, such purchasers of our common stock may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. Any rescissionary rights will lapse one year from the date of any such purchase. The Company may also be subject to civil and other penalties by regulatory authorities. The unregistered purchases do not cause an event of default under the Subordinated Notes, the Secured Notes or the senior secured credit facility. However, an event of default could occur as an indirect result of the unregistered purchases, if for instance, such unregistered purchases lead to restricted payments under the indentures and/or the credit facility. On March 31, 2003, the Company filed a Form S-8 registration and registered 6.0 million additional shares to be offered under the 401(k) plan.

In April 2003, the Company offered to reimburse employees who had purchased Penton common stock through the Company's 401(k) plan between March 25, 2002 and March 25, 2003. Employees who signed a release were reimbursed the amount by which the price they paid for the common stock exceeded the closing price of the stock on the date they executed the release, or if the stock had been sold, the amount by which the price paid by the employee exceeded the sales price. Employees who did not sign the release by May 22, 2003, retain any rights they may have under the Federal securities laws. Over eighty percent of the employees who were offered the reimbursement have accepted the terms of the release, representing a liability of approximately $0.6 million, which was deposited into each individuals 401(k) account in July 2003. This amount is included in Restructuring Charges and Other Expenses in the Consolidated Statements of Operations.

At June 30, 2003, the Company has classified 111,401 shares related to the potential rescissionary rights outside of stockholders' deficit, because the redemption of the stock is not within the control of the Company.

EMPLOYEE STOCK PURCHASE PLAN

In the first quarter of 2003, 65,711 shares were purchased for employees under the Company's Employee Stock Purchase Plan for employees who participated in the plan during the fourth quarter of 2002. With this purchase, the maximum number of shares available to employees under the plan of 750,000 shares was reached. The plan was subsequently terminated by the Company.

MANAGEMENT STOCK PURCHASE PLAN

For the six months ended June 30, 2003 and 2002, respectively, an immaterial amount of expense was recognized related to the Management Stock Purchase Plan. In February 2003, a total of 99,876 restricted stock units ("RSUs") were granted at $0.34 per share, which represents 80% of fair market value on the date of grant. At June 30, 2003, 136,905 RSUs were outstanding. During the first six months of 2003, 19,050 shares of the Company's common stock were issued under this plan.

EXECUTIVE LOAN PROGRAM

The Company has an executive loan program, which allowed it to issue shares of Company common stock at fair market value to six key executives, in exchange for full recourse notes. In December 2001, the loan notes were amended to cease interest charges and to extend the maturity date from the fifth anniversary of the first loan date to six months following the seventh anniversary of the first loan date. No payments are required until maturity, at which time all outstanding amounts are due.

At June 30, 2003 the outstanding balance under the executive loan program was approximately $9.5 million (including $1.1 million of accrued interest). In 2002, executive loans of $1.1 million were repaid and in January 2003, executive loans of $0.3 million were repaid. The loan balance is classified in the Stockholders' Deficit section of the Consolidated Balance Sheets as Notes Receivable Officers.

The Company's ability to collect amounts due from each executive is largely dependent on the fair market value of assets held by each executive, including stock of the Company. Factors such as the length of time before the loans are due; the value of the

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

executives' assets, including Company stock; the continued employment by the executives with the Company, and other relevant factors, were considered in assessing the collectibility of these loans.

During the second quarter of 2003, the Company determined that these executives would probably be unable to repay a significant portion of the outstanding balance due under their loans without a significant recovery in the Company's stock price. The notes are full recourse loans and the Company intends to pursue collection of all amounts when due. In addition to the factors noted above, additional considerations in determining whether a reserve was necessary included the continued low price of the Company's stock, the delisting of the Company's stock from the NYSE in the second quarter, and the continued uncertainty for an economic recovery in the markets served by the Company.

The Company recorded a provision for loan impairment in the amount of $7.6 million during the second quarter of 2003, reflecting the amount by which the carrying value of each individual's loan exceeded the underlying estimated fair value of the assets available to repay the loan. The Company will recognize any recoveries of amounts reserved only upon payment of the loans.

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

In addition, in February 2003, 264,000 options were granted to certain executives and other eligible employees and 20,000 options were granted to Penton's Directors under the 1998 Director Stock Option Plan at an exercise price of $0.37 per share. As of June 30, 2003, a total of 2,110,455 options were outstanding. No options were exercised in the first six months of 2003.

Deferred Shares

For the six months ended June 30, 2003 and 2002, approximately $1.3 million and $1.8 million, respectively, were recognized as expense related to deferred shares. In February 2003, 391,360 deferred shares were granted. In April 2003, 372,916 shares of the Company's common stock were issued under this plan. As of June 30, 2003, 400,056 deferred shares were outstanding.

Performance Shares

For the six months ended June 30, 2002, approximately $0.2 million was credited to compensation expense related to performance shares. For the six months ended June 30, 2003, the amount charged to expense was not material. During the first six months of 2003, 30,516 shares of common stock were issued under this plan. At June 30, 2003, a total of 471,487 performance shares were outstanding. Performance shares are not issuable until earned.

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

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Had compensation cost for Penton's stock-based compensation plans been determined based on the fair value methodologies pursuant to SFAS 123, Penton's net loss and earnings per share for the three and six months ended June 30, 2003 and 2002 would have been as follows (in thousands, except per share data):

                                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                JUNE 30,                  JUNE 30,
                                                                           2003           2002        2003         2002
                                                                           ----           ----        ----         ----
Net loss applicable to common stockholders:
As reported                                                              $ (20,206)   $(56,556)    $(25,964)    $ (100,852)
Add:  Compensation expense included in net loss, net of related
      tax effects                                                              339         713        1,240            926
Less: Total stock-based compensation expense determined under fair
      value based methods for all awards, net of related tax effects          (939)     (1,077)      (2,577)        (1,627)
                                                                         ----------   ---------    ---------    -----------
Pro forma                                                                $ (20,806)   $(56,920)    $(27,301)    $ (101,553)
                                                                         ==========   =========    =========    ===========
Basic and diluted earnings per share:
   As reported                                                           $   (0.60)   $  (1.77)    $  (0.78)    $    (3.15)
   Pro forma                                                             $   (0.62)   $  (1.78)    $  (0.82)    $    (3.17)

NOTE 7 - EARNINGS PER SHARE

Earnings per share have been computed pursuant to the provisions of SFAS No. 128, "Earnings Per Share." Computations of basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands, except per share amounts):

                                                                        THREE MONTHS                     SIX MONTHS
                                                                       ENDED JUNE 30,                  ENDED JUNE 30,
                                                                    2003             2002          2003              2002
                                                                    ----             ----          ----              ----

Net loss applicable to common stockholders                     $   (20,206)      $  (56,556)    $ (25,964)      $ (100,852)
                                                               ============      ===========    ==========      ===========

Number of shares:
     Weighted average shares outstanding -
       basic and diluted                                             33,508           32,033         33,272         32,018
                                                               ============      ===========    ===========     ==========

Per share amount:
     Loss applicable to common stockholders -
        basic and diluted                                      $     (0.60)      $    (1.77)    $    (0.78)     $   (3.15)
                                                               ============      ===========    ===========     ==========

The preferred stock and RSUs are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the preferred stock and the RSUs as if the preferred stock and the RSUs had been converted into common stock. Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share" requires that the participating securities be included in the computation of basic earnings per share if the effect of inclusion is dilutive. Vested RSUs are always included in the computation of basic earnings per share as they are considered equivalent to common stock. For all other participating securities, the Company's accounting policy requires the use of the two-class method to determine whether the inclusion of such securities is dilutive or not. For the three and six months ended June 30, 2003 and 2002, preferred stock and non-vested RSUs were excluded from the calculation of basic earnings per share as the results were anti-dilutive.

Due to the loss from continuing operations after amortization of deemed dividend and accretion of preferred stock for the three and six months ended June 30, 2003, 2,110,455 stock options, 471,487 performance shares, 332,890 non-vested deferred shares, 120,329 non-vested RSUs, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive. Due to the loss from continuing operations after amortization of deemed dividend and accretion of preferred stock for the three and six months ended June 30, 2002, 2,669,655 stock options, 665,272 performance shares, 727,038 non-vested deferred shares, 50,101 non-vested RSUs, 50,000 redeemable preferred shares, and 1,600,000 warrants were excluded from the calculation of diluted earnings per share as the result would have been anti-dilutive.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - COMPREHENSIVE LOSS

The after-tax component of comprehensive loss for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

                                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                            JUNE 30,                      JUNE 30,
                                                                      2003           2002             2003          2002
                                                                      ----           ----             ----          ----

     Net loss                                                   $    (18,346)   $    (12,058)    $   (23,449)  $   (55,991)
     Other comprehensive loss:
       Reclassification adjustment for realized gain on
              securities sold, net of taxes of $0.3 million                 -               -               -         (808)
       Reclassification adjustment for cash flow
          hedges, net of taxes of $0.6 million                              -               -               -           863
       Change in accumulated translation adjustment                     (108)            (77)             228         (328)
                                                                -------------   -------------    ------------  ------------

     Total comprehensive loss                                   $    (18,454)   $    (12,135)    $   (23,221)  $   (56,264)
                                                                =============   =============    ============  ============

NOTE 9 - RELATED PARTY TRANSACTIONS

In January 2003, the Company sold PTS to Cygnus Expositions, a division of Cygnus Business Media, Inc., (see Note 3 - Disposals) which is owned by ABRY Partners IV, L.P. ABRY Partners, LLC and its affiliates hold a significant portion of our preferred stock and currently have two partners who are on the Company's Board of Directors.

In March 2003, Neue Medien Ulm Holdings GmbH ("Neue Medien") paid down $1.8 million of the notes receivable balance owed to Penton Media Germany ("PM Germany"). Neue Medien has ownership interests in PM Germany. In the second quarter 2003, Neue Medien borrowed an additional $0.6 million from PM Germany, of which $0.3 million was repaid in June 2003, leaving a note receivable balance from Neue Medien of $0.5 million as of June 30, 2003. This amount is included in the Notes Receivable balance on the Consolidated Balance Sheets.

In the second quarter 2003, the Company granted 490,155 performance units to certain key executives. Subject to the attainment of certain performance goals over a three-year period from January 1, 2003 through December 31, 2005, each grantee can earn a cash award in respect to each performance unit. In the second quarter 2003 an immaterial amount was recognized as expense related to these performance units.

NOTE 10 - RESTRUCTURING CHARGES

SECOND QUARTER 2003 CHARGE

Due to continued revenue challenges, the Company has implemented several additional expense reduction and restructuring initiatives to align its cost structure with the prevailing business environment. In the second quarter 2003, the Company recorded a restructuring charge of $0.8 million. The charge includes $0.4 million of employee termination costs, primarily severance and benefits costs.

The charge also includes $0.3 million of facility closing costs associated with the partial closure of office space at one location under a long term lease expiring in 2009, net of an assumed sublease. Charges for other exit costs include costs associated with the cancellation of certain contractual obligations.

2002 AND 2001 CHARGES

As of June 30, 2003, a majority of the restructuring initiatives undertaken in 2002 and 2001, including the elimination of nearly 716 positions, the closure of nearly 30 Penton offices worldwide and the cancellation of other contractual obligations, primarily trade show venue contracts, hotel contracts and service agreements, have been completed. As of June 30, 2003, all employees whose positions were eliminated have left the Company, however, severance payments will continue to be paid to some of those

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

employees through the end of 2003. The Company has vacated the offices for which a restructuring charge has been recorded. However, Penton remains ultimately liable for all lease payments, which are expected to continue through 2013.

In the second quarter 2003, the Company made an adjustment of $0.5 million to the restructuring charge for an office lease originally recorded in the second quarter 2002 resulting primarily from the bankruptcy filing by the sublessor of the property.

SUMMARY OF 2003 RESTRUCTURING ACTIVITIES

The following table summarizes quarterly adjustments, charges, amounts paid and the ending accrual balance at June 30, 2003 for all restructuring activity (in thousands):

                                              FIRST          SECOND        SECOND
                              ACCRUAL        QUARTER         QUARTER       QUARTER          CASH             ACCRUAL
DESCRIPTION                  12/31/02      ADJUSTMENTS       CHARGES     ADJUSTMENTS      PAYMENTS           6/30/03
-----------                 -----------    -----------       -------     -----------  -----------------   ------------
Severance and other
  personnel costs           $     5,123    $       (9)    $        428   $           2   $      (4,555)   $        989
Facility closing costs           10,786             48             322             474          (1,522)         10,108
Other exit costs                  1,015          (112)              99             (2)            (500)            500
                            -----------    -----------    ------------   -------------   --------------   ------------
Total                       $    16,924    $      (73)    $        849   $         474   $      (6,577)   $     11,597
                            ===========    ===========    ============   =============   ==============   ============

The severance costs are expected to be fully paid by the end of the first quarter of 2004. Facility closing costs include long-term leases and are expected to be paid through 2013, while the balance of other exist costs are expected to be paid by the end of 2003.

Restructuring charges incurred in 2003 by segment, net of adjustments, are as follows:

                                  FIRST           SECOND            YTD NET
                                 QUARTER        QUARTER NET      CHARGES AS OF
                               ADJUSTMENTS        CHARGES        JUNE 30, 2003
                             -------------    --------------    --------------
Industry Media               $         (48)   $          216    $          168
Technology Media                         45            1,103             1,148
Lifestyle Media                           -               45                45
Retail Media                              -                -                 -
Corporate                              (70)             (41)             (111)
                             --------------   --------------    --------------
Total                        $         (73)   $        1,323    $        1,250
                             ==============   ==============    ================

For the three and six months ended June 30, 2003, adjustments to the restructuring charges of $0.02 million and $0.03 million, respectively, were classified as part of discontinued operations as these costs related to discontinued properties. The remaining charges are presented as Restructuring Charges and Other Expenses in the accompanying Consolidated Statements of Operations.

NOTE 11 - SEGMENT INFORMATION

Penton has four segments, which derive their revenues from the production of trade shows, publications and online media products, including Web sites serving customers in 12 distinct industry sectors. Penton measures segment profitability using adjusted segment EBITDA. Adjusted segment EBITDA is defined as operating income (loss) before depreciation and amortization, provision for loan impairment, restructuring charges and other expenses, non-cash compensation, impairment of assets and corporate and shared service general and administrative costs. Corporate and shared service general and administrative costs include functions such as finance, accounting, human resources, and information systems, which cannot reasonably be allocated to each segment. Previously, certain shared service costs were allocated to segments. Adjusted segment EBITDA for the three and six months ended June 30, 2002 has been restated to conform to the current year presentation, which does not allocate these costs. Management believes that this is a more meaningful presentation.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summary information by segment for the three months ended June 30, 2003 and 2002, adjusted for discontinued operations, are as follows (in thousands):

                                 INDUSTRY         TECHNOLOGY         LIFESTYLE          RETAIL
                                   MEDIA             MEDIA             MEDIA            MEDIA            TOTAL
                                 --------         ----------         ---------          ------           -----
     2003
       Revenues                 $    20,998       $   20,064         $   3,362       $    6,042        $   50,466
       Adjusted EBITDA          $     4,788       $    3,272         $   (667)       $    1,451        $    8,844

     2002
       Revenues                 $    23,697       $   30,604         $   4,284       $    4,362        $   62,947
       Adjusted EBITDA          $     4,256       $    4,929         $   (484)       $      659        $    9,360


Summary information by segment for the six months ended June 30, 2003 and 2002, adjusted for discontinued operations, are as follows (in thousands):

                                 INDUSTRY         TECHNOLOGY         LIFESTYLE          RETAIL
                                   MEDIA             MEDIA             MEDIA            MEDIA            TOTAL
                                 --------         ----------         ---------          ------           -----
     2003
       Revenues                 $    40,360       $   35,276         $  18,411       $   10,811        $  104,858
       Adjusted EBITDA          $     8,064       $    4,065         $   8,635       $    2,182        $   22,946

     2002
       Revenues                 $    45,162       $   51,213         $  18,754       $    8,946        $  124,075
       Adjusted EBITDA          $     7,600       $    3,768         $   8,534       $    1,224        $   21,126

Segment revenues, all of which are realized from external customers, equal Penton's consolidated revenues. The following is a reconciliation of Penton's total adjusted segment EBITDA to loss from continuing operations before income taxes and cumulative effect of accounting change (in thousands):

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                              2003             2002             2003             2002
                                                              ----             ----             ----             ----

    Total segment adjusted EBITDA                       $        8,844   $      9,360     $       22,946   $    21,126
    Depreciation and amortization                               (3,781)        (5,446)            (7,503)       (9,690)
    Provision for loan impairment                               (7,600)              -            (7,600)             -
    Restructuring charges and other expenses                    (1,901)        (7,705)            (1,817)       (7,442)
    Impairment of assets                                             -           (136)                 -          (136)
    Non cash compensation                                         (347)        (1,189)            (1,268)       (1,544)
    Gain on sale of investments                                      -              -                  -         1,491
    Interest expense                                            (9,412)        (9,646)           (19,750)      (18,920)
    Interest income                                                128            235                237           453
    Gain on extinguishment of debt                                   -              -                  -           277
    Miscellaneous, net                                              66           (200)              (308)         (340)
    General and administrative costs                            (4,090)        (4,301)            (8,873)      (10,841)
                                                        --------------   ------------     --------------   -----------
    Loss from continuing operations before income
     taxes and cumulative effect of accounting change   $      (18,093)  $    (19,028)    $      (23,936)  $   (25,566)
                                                        ==============   ============     ==============   ===========


NOTE 12 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The following schedules set forth condensed consolidating balance sheets as of June 30, 2003, and December 31, 2002, and condensed consolidating statements of operations for the three and six months ended June 30, 2003 and 2002, and condensed consolidating statements of cash flows for the six months ended June 30, 2003 and 2002. In the following schedules, "Parent"

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


refers to Penton Media, Inc., "Guarantor Subsidiaries" refers to Penton's wholly owned domestic subsidiaries and "Non-guarantor Subsidiaries" refers to Penton's foreign subsidiaries. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in Penton's subsidiaries.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 12 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               AS OF JUNE 30, 2003

                                                               GUARANTOR     NON-GUARANTOR                     PENTON
                                                  PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   -------------  -------------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and cash equivalents                  $      38,262  $         225  $       1,883   $           -  $      40,370
    Restricted cash                                      227              -            183               -            410
    Accounts receivable, net                          21,149          8,051          5,388               -         34,588
    Income taxes receivable                               35              8             10               -             53
    Notes receivable                                       -              -            575               -            575
    Inventories                                          541            406              6               -            953
    Prepayments, deposits and other                    5,221            182          3,056               -          8,459
                                               -------------  -------------  -------------   -------------  -------------
                                                      65,435          8,872         11,101               -         85,408
                                               -------------  -------------  -------------   -------------  -------------

    Property, plant and equipment, net                16,013          2,706          1,570               -         20,289
    Goodwill                                         122,651        124,898          4,430               -        251,979
    Other intangibles, net                            13,832         12,106          3,252               -         29,190
    Other assets                                           -              -            324               -            324
    Investments (1)                                 (127,517)             -              -         127,517              -
                                               -------------  -------------  -------------   -------------  -------------
                                                      24,979        139,710          9,576         127,517        301,782
                                               -------------  -------------  -------------   -------------  -------------
                                               $      90,414  $     148,582  $      20,677   $     127,517  $     387,190
                                               =============  =============  =============   =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued expenses      $      21,075  $       3,390  $       1,551   $           -  $      26,016
    Accrued compensation and benefits                  5,862          1,392            147               -          7,401
    Unearned income                                   13,737          4,223          7,252               -         25,212
                                               -------------  -------------  -------------   -------------  -------------
                                                      40,674          9,005          8,950               -         58,629
                                               -------------  -------------  -------------   -------------  -------------

Long-term liabilities and deferred credits:
    Senior secured notes, net of discount             79,996         76,858              -               -        156,854
    Senior subordinated notes, net of discount        87,494         84,063              -               -        171,557
    Net deferred pension credits                      14,262              -              -               -         14,262
    Intercompany advances                           (110,428)        60,839         32,872          16,717              -
    Other accrued expenses                             4,715          2,817          4,655               -         12,187
                                               -------------  -------------  -------------   -------------  -------------
                                                      76,039        224,577         37,527          16,717        354,860
                                               -------------  -------------  -------------   -------------  -------------

Mandatorily redeemable convertible
       preferred stock                                48,689              -              -               -         48,689
Redeemable common stock                                   48              -              -               -             48
Stockholders' deficit:
    Common stock and capital in excess
       of par value                                  232,645        209,653         16,615        (226,268)       232,645
    Retained deficit                                (303,049)      (294,653)       (39,666)        334,319       (303,049)
    Notes receivable officers                         (1,883)             -              -               -         (1,883)
    Accumulated other comprehensive loss              (2,749)             -         (2,749)          2,749         (2,749)
                                               -------------  -------------  -------------   -------------  -------------
                                                     (75,036)       (85,000)       (25,800)        110,800        (75,036)
                                               -------------  -------------  -------------   -------------  -------------
                                               $      90,414  $     148,582  $      20,677   $     127,517  $     387,190
                                               =============  =============  =============   =============  =============



(1)  Reflects investments in subsidiaries utilizing the equity method.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 12-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2002

                                                               GUARANTOR     NON-GUARANTOR                     PENTON
                                                   PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   -------------  -------------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and cash equivalents                  $       5,165  $         460  $       1,146   $           -  $       6,771
    Restricted cash                                      241              -            436               -            677
    Accounts receivable, net                          21,120          8,784          4,938               -         34,842
    Income taxes receivable                           33,470         19,895            182               -         53,547
    Notes receivable                                       -              -          2,124               -          2,124
    Inventories                                          757            262              6               -          1,025
    Prepayments, deposits and other                    2,299            821          1,974               -          5,094
    Current assets of discontinued operations          2,049              -              -               -          2,049
                                               -------------  -------------  -------------   -------------  -------------
                                                      65,101         30,222         10,806               -        106,129
                                               -------------  -------------  -------------   -------------  -------------

    Property, plant and equipment, net                18,717          3,116          2,084               -         23,917
    Goodwill                                         122,651        124,891          4,430               -        251,972
    Other intangibles, net                            15,742         13,339          3,673               -         32,754
    Investment in subsidiaries (1)                   (98,098)             -              -          98,098              -
                                               -------------  -------------  -------------   -------------  -------------
                                                      59,012        141,346         10,187          98,098        308,643
                                               -------------  -------------  -------------   -------------  -------------
                                               $     124,113  $     171,568  $      20,993   $      98,098  $     414,772
                                               =============  =============  =============   =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Senior secured credit facility             $       4,500  $           -  $           -   $           -  $       4,500
    Accounts payable and accrued expenses             25,504          5,388          2,927               -         33,819
    Accrued compensation and benefits                 10,713          1,031             91               -         11,835
    Unearned income                                   13,619          5,296          4,111               -         23,026
    Current liabilities of discontinued
      operations                                       1,050              -              -               -          1,050
                                               -------------  -------------  -------------   -------------  -------------
                                                      55,386         11,715          7,129               -         74,230
                                               -------------  -------------  -------------   -------------  -------------

Long-term liabilities and deferred credits:
    Senior secured notes, net of discount             79,966         76,831              -               -        156,797
    Senior subordinated notes, net of discount        87,426         83,997              -               -        171,423
    Note payable                                           -              -            417               -            417
    Net deferred pension credits                      13,762              -              -               -         13,762
    Intercompany advances                           (102,694)        65,062         31,545           6,087              -
    Other accrued expenses                             5,176          2,934          4,942               -         13,052
                                               -------------  -------------  -------------   -------------  -------------
                                                      83,636        228,824         36,904           6,087        355,451
                                               -------------  -------------  -------------   -------------  -------------

Mandatorily redeemable convertible
    preferred stock                                   46,174              -              -               -         46,174
Redeemable common stock                                1,118              -              -               -          1,118
Stockholders' deficit:
    Common stock and capital in excess
      of par value                                   230,096        209,653         16,614        (226,267)       230,096
    Retained deficit                                (279,600)      (278,624)       (36,677)        315,301       (279,600)
    Notes receivable officers                         (9,720)             -              -               -         (9,720)
    Accumulated other comprehensive loss              (2,977)             -         (2,977)          2,977         (2,977)
                                               -------------  -------------  -------------   -------------  -------------
                                                     (62,201)       (68,971)       (23,040)         92,011        (62,201)
                                               -------------  -------------  -------------   -------------  -------------
                                               $     124,113  $     171,568  $      20,993   $      98,098  $     414,772
                                               =============  =============  =============   =============  =============


(1)  Reflects investments in subsidiaries utilizing the equity method.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 12 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003

                                                                GUARANTOR    NON-GUARANTOR                     PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                               -------------  -------------  -------------   -------------  -------------
                                                                        (DOLLARS IN THOUSANDS)

REVENUES                                       $      31,718  $      12,876  $       5,872   $           -  $      50,466
                                               -------------  -------------  -------------   -------------  -------------

OPERATING EXPENSES:
    Editorial, production and circulation             15,117          5,988          2,362               -         23,467
    Selling, general and administrative               10,755          8,531          3,306               -         22,592
    Provision for loan impairment                      7,600              -              -               -          7,600
    Restructuring charges and other expenses             798            562            541               -          1,901
    Depreciation and amortization                      2,316            994            471               -          3,781
                                               -------------  -------------  -------------   -------------  -------------
                                                      36,586         16,075          6,680               -         59,341
                                               -------------  -------------  -------------   -------------  -------------

OPERATING LOSS                                        (4,868)        (3,199)          (808)              -         (8,875)
                                               -------------  -------------  -------------   -------------  -------------

OTHER INCOME (EXPENSE):
    Interest expense, net of income earned            (4,634)        (4,565)           (85)              -         (9,284)
    Equity in losses of subsidiaries                  (8,617)             -              -           8,617              -
    Miscellaneous, net                                   (68)          (145)           279               -             66
                                               -------------  -------------  -------------   -------------  -------------
                                                     (13,319)        (4,710)           194           8,617         (9,218)
                                               -------------  -------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                     (18,187)        (7,909)          (614)          8,617        (18,093)

Benefit (provision) for income taxes                     (67)            (5)             7               -            (65)
                                               -------------  -------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS                      (18,254)        (7,914)          (607)          8,617        (18,158)

Income (loss) from operations of discontinued
    components                                           (92)             9           (105)              -           (188)
                                               -------------  -------------  -------------   -------------  -------------
NET LOSS                                       $     (18,346) $      (7,905) $        (712)  $       8,617  $     (18,346)
                                               =============  =============  =============   =============  =============

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 12 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002


                                                                GUARANTOR    NON-GUARANTOR                     PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   -------------  -------------
                                                                         (DOLLARS IN THOUSANDS)

REVENUES                                       $      33,869  $      21,034  $       8,044   $           -  $      62,947
                                               -------------  -------------  -------------   -------------  -------------
OPERATING EXPENSES:
    Editorial, production and circulation             17,138          7,395          3,212               -         27,745
    Selling, general and administrative               16,765         10,549          4,018               -         31,332
    Impairment of assets                                 136              -              -               -            136
    Restructuring charges and other expenses           6,563              -          1,142               -          7,705
    Depreciation and amortization                      2,338          2,714            394               -          5,446
                                               -------------  -------------  -------------   -------------  -------------
                                                      42,940         20,658          8,766               -         72,364
                                               -------------  -------------  -------------   -------------  -------------

OPERATING INCOME (LOSS)                               (9,071)           376           (722)              -         (9,417)
                                               -------------  -------------  -------------   -------------  -------------

OTHER INCOME (EXPENSE):
    Interest expense, net of income earned            (5,995)        (3,328)           (88)              -         (9,411)
    Equity in losses of subsidiaries                  (5,110)             -             -            5,110              -
    Miscellaneous, net                                   (42)             -           (158)              -           (200)
                                               -------------  -------------  -------------   -------------  -------------
                                                     (11,147)        (3,328)          (246)          5,110         (9,611)
                                               -------------  -------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                     (20,218)        (2,952)          (968)          5,110        (19,028)

Benefit (provision) for income taxes                   8,381           (852)          (338)              -          7,191
                                               -------------- -------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS                      (11,837)$       (3,804)        (1,306)          5,110        (11,837)
                                               -------------- -------------  -------------   -------------  -------------

Loss from operations of discontinued
    components                                         (221)              -              -               -           (221)
                                               -------------  -------------  -------------   -------------  -------------
NET LOSS                                       $    (12,058) $       (3,804) $      (1,306)   $      5,110  $     (12,058)
                                               =============  =============  =============   =============  =============

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                                 GUARANTOR   NON-GUARANTOR                     PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                               -------------  -------------  -------------   -------------  -------------
                                                                         (DOLLARS IN THOUSANDS)

REVENUES                                       $      73,830  $      23,017  $       8,011   $           -  $     104,858
                                               -------------  -------------  -------------   -------------  -------------

OPERATING EXPENSES:
    Editorial, production and circulation             31,112         11,186          3,522               -         45,820
    Selling, general and administrative               24,630         15,703          5,900               -         46,233
    Provision for loan impairment                      7,600              -              -               -          7,600
    Restructuring charges and other expenses             669            607            541               -          1,817
    Depreciation and amortization                      4,677          1,949            877               -          7,503
                                               -------------  -------------  -------------   -------------  -------------
                                                      68,688         29,445         10,840               -        108,973
                                               -------------  -------------  -------------   -------------  -------------

OPERATING INCOME (LOSS)                                5,142         (6,428)        (2,829)              -         (4,115)
                                               -------------  -------------  -------------   -------------  -------------

OTHER INCOME (EXPENSE):
    Interest expense, net of income earned            (9,901)        (9,453)          (159)              -        (19,513)
    Equity in losses of subsidiaries                 (19,018)             -              -          19,018              -
    Miscellaneous, net                                  (369)          (147)           208               -           (308)
                                               -------------  -------------  -------------   -------------  -------------
                                                     (29,288)        (9,600)            49          19,018        (19,821)
                                               -------------  -------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                     (24,146)       (16,028)        (2,780)         19,018        (23,936)

Provision for income taxes                              (137)           (10)           (44)              -           (191)
                                               -------------  -------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS                      (24,283)       (16,038)        (2,824)         19,018        (24,127)

Income (loss) from operations of discontinued
    components                                           834              9           (165)              -            678
                                               -------------  -------------  -------------   -------------  -------------
NET LOSS                                       $     (23,449) $     (16,029) $      (2,989)  $      19,018  $     (23,449)
                                               =============  =============  =============   =============  =============

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 12-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                 GUARANTOR   NON-GUARANTOR                     PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                               -------------  -------------  -------------   -------------  -------------
                                                                        (DOLLARS IN THOUSANDS)

REVENUES                                       $      78,868  $      33,896  $      11,311   $           -  $     124,075
                                               -------------  -------------  -------------   -------------  -------------
OPERATING EXPENSES:
    Editorial, production and circulation             33,154         14,936          4,453               -         52,543
    Selling, general and administrative               37,612         18,002          7,177               -         62,791
    Impairment of assets                                 136              -              -               -            136
    Restructuring charges and other expenses           6,300              -          1,142               -          7,442
    Depreciation and amortization                      4,240          4,725            725               -          9,690
                                               -------------  -------------  -------------   -------------  -------------
                                                      81,442         37,663         13,497               -        132,602
                                               -------------  -------------  -------------   -------------  -------------

OPERATING LOSS                                        (2,574)        (3,767)        (2,186)              -         (8,527)
                                               -------------  -------------  -------------   -------------  -------------

OTHER INCOME (EXPENSE):
    Interest expense, net of income earned           (10,583)        (7,736)          (148)              -        (18,467)
    Gain on extinguishment of debt                       277              -              -               -            277
    Gain on sale of investments                        1,491              -              -               -          1,491
    Equity in losses of subsidiaries                 (53,412)             -              -          53,412              -
    Miscellaneous, net                                  (361)             -             21               -           (340)
                                               -------------  -------------  -------------   -------------  -------------
                                                     (62,588)        (7,736)          (127)         53,412        (17,039)
                                               -------------  -------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES AND CUMULATIVE EFFECTS
    OF ACCOUNTING CHANGE                             (65,162)       (11,503)        (2,313)         53,412        (25,566)

Benefit for income taxes                               9,799              -            104               -          9,903
                                               -------------  -------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE           (55,363)       (11,503)        (2,209)         53,412        (15,663)

Loss from operations of discontinued
    components                                          (628)             -              -               -           (628)
                                               -------------  -------------  -------------   -------------  -------------

LOSS BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                (55,991)       (11,503)        (2,209)         53,412        (16,291)

Cumulative effect of accounting change,
    net of taxes                                           -        (34,572)        (5,128)              -        (39,700)
                                               -------------  -------------  -------------   -------------  -------------
NET LOSS                                       $     (55,991) $     (46,075) $      (7,337)  $      53,412  $     (55,991)
                                               =============  =============  =============   =============  =============

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 12-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                                    GUARANTOR     NON-GUARANTOR                   PENTON
                                                       PARENT      SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                   -------------  --------------   ------------  ------------  --------------
                                                                            (DOLLARS IN THOUSANDS)

CASH FLOWS PROVIDED BY (USED FOR) OPERATING
    ACTIVITIES                                     $      35,337  $          182   $      (337)   $         -  $       35,182
                                                   -------------  --------------   ------------   -----------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                   (881)           (410)           (52)             -         (1,343)
    Earnouts paid                                              -             (7)              -             -             (7)
    Proceeds from sale of discontinued components          3,250               -              -             -           3,250
                                                   -------------  --------------  -------------  ------------  --------------
      Net cash provided by (used for)
         investing activities                              2,369           (417)           (52)             -           1,900
                                                   -------------  --------------  -------------  ------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of senior secured credit facility          (4,500)               -              -             -         (4,500)
    Proceeds from note receivable                              -               -          1,549             -           1,549
    Payment of note payable                                    -               -          (417)             -           (417)
    Employee stock purchase plan payments                  (107)               -            (6)             -           (113)
    Proceeds from repayment of officers loans                250               -              -             -             250
    Payment of financing costs                             (200)               -              -             -           (200)
                                                   -------------  --------------  -------------  ------------  --------------
        Net cash provided by (used for)
          financing activities                           (4,557)               -          1,126             -         (3,431)
                                                   -------------  --------------  -------------  ------------  --------------

Effect of exchange rate changes on cash                     (52)               -              -             -            (52)
                                                   -------------  --------------  -------------  ------------  --------------
        Net increase (decrease) in cash
          and equivalents                                 33,097           (235)            737             -          33,599
Cash and equivalents at beginning of period                5,165             460          1,146             -           6,771
                                                   -------------  --------------  -------------  ------------  --------------
Cash and equivalents at end of period              $      38,262  $          225  $       1,883  $          -  $       40,370
                                                   =============  ==============  =============  ============  ==============

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 12-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                 GUARANTOR    NON-GUARANTOR                    PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                               -------------  -------------   ------------    ------------  -------------
                                                                          (DOLLARS IN THOUSANDS)

CASH FLOWS PROVIDED BY (USED FOR) OPERATING
    ACTIVITIES                                 $       1,086  $     (7,393)   $      3,899    $          -  $     (2,408)
                                               -------------  -------------   ------------    ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                             (1,412)           (91)          (270)               -        (1,773)
    Earnouts paid                                      (687)           (24)          (775)               -        (1,486)
    Proceeds from sale of Jupitermedia
       Corporation stock                                   -          5,801              -               -          5,801
                                               -------------  -------------  -------------   -------------  -------------
      Net cash provided by (used for)
         investing activities                        (2,099)          5,686        (1,045)               -          2,542
                                               -------------  -------------  -------------   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of mandatorily
      redeemable convertible preferred stock          46,111              -              -               -         46,111
    Proceeds from senior secured notes                79,926         76,791              -               -        156,717
    Repurchase of senior subordinated notes          (4,271)        (4,104)              -               -        (8,375)
    Repayment of senior secured credit facility    (180,587)              -              -               -      (180,587)
    Payment of short term note payable                     -              -        (2,804)               -        (2,804)
    Employee stock purchase plan payments              (368)              -            (8)               -          (376)
    Proceeds from repayment of officers loans            703              -              -               -            703
    Payment of financing costs                       (9,189)              -              -               -        (9,189)
                                               -------------  -------------  -------------   -------------  -------------
        Net cash provided by (used for)
          financing activities                      (67,675)         72,687        (2,812)               -          2,200
                                               -------------  -------------  -------------   -------------  -------------

Effect of exchange rate changes on cash                   64              -              -               -             64
                                               -------------  -------------  -------------   -------------  -------------
        Net increase (decrease) in cash and
          equivalents                               (68,624)         70,980             42               -          2,398
Cash and equivalents at beginning of period           14,518          1,993          3,680               -         20,191
                                               -------------  -------------  -------------   -------------  -------------
Cash and equivalents at end of period          $    (54,106)  $      72,973  $       3,722   $           -  $      22,589
                                               =============  =============  =============   =============  =============

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 13 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
          ACTIVITIES

The following transactions did not provide for or require the use of cash and, accordingly, are not reflected in the Condensed Consolidated Statements of Cash Flows.

For the six months ended June 30, 2003, Penton issued 19,050 shares under the Management Stock Purchase Plan, 372,916 deferred shares and 30,516 performance shares to several officers and other key employees. In addition, in February 2003, 618,850 stock options, 99,876 RSUs and 391,360 deferred shares were granted. Furthermore, for the six months ended June 30, 2003, Penton recorded amortization of deemed dividend and accretion on preferred stock of $2.5 million.

For the six months ended June 30, 2002, Penton issued 15,436 common shares under the Management Stock Purchase Plan and 9,100 deferred shares to certain officers and other key employees. In addition, one executive returned 52,332 shares to the Company to pay down a portion of his executive loan balance. The returned shares were recorded as treasury stock. Furthermore, in the second quarter 2002, Penton recorded amortization of deemed dividend and accretion on preferred stock of $44.9 million.

NOTE 14 - INCOME TAXES

The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109"). As of June 30, 2003 the valuation allowance for its net deferred tax assets and net operating loss carryforwards totaled $44.2 million.

In January 2003, the Company received a tax refund of $52.7 million and in February 2002, the Company received a tax refund of $12.2 million. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

NOTE 15 - CONTINGENCIES

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

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 - SUBSEQUENT EVENTS

In August 2003, the Company replaced its senior secured credit facility with a new four-year loan and security agreement (the "Loan Agreement"). Under the Loan Agreement, which is a revolving credit facility, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.5x the Company's last twelve months EBITDA measured monthly during the first year, 2.25x during the second year and 2.0x thereafter; (iii) forty percent of the Company's last six months of revenues; or (iv) 25% of the Company's enterprise value, as determined by a third party. The revolving credit facility bears interest at LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. Unamortized financing fees related to the previous credit facility of approximately $0.9 million, will be written off in the third quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future results. Penton considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. Although Penton believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause Penton's results to differ materially from those indicated by such forward-looking statements, including, among other factors, fluctuations in advertising revenue with general economic cycles; economic uncertainty exacerbated by potential terrorist attacks on the United States or the impact of the war with Iraq, and related geopolitical events; the performance of Internet trade shows and conferences; the seasonality of revenue from trade shows and conferences; our ability to launch new products that fit strategically with and add value to our business; our ability to penetrate new markets internationally; increases in paper and postage costs; the effectiveness of our cost-saving efforts; the infringement or invalidation of Penton's intellectual property rights; pending litigation; government regulation; competition; technological change; and international operations.

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
    Manufacturing                                 Internet Technologies
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

RECENT DEVELOPMENTS

DELISTING

On June 11, 2003, the Company received notice from the New York Stock Exchange ("NYSE") that it would begin delisting procedures related to the Company's common stock. The NYSE reached its decision because the Company was unable to comply with the NYSE's continued listing criteria, which included minimal levels for stock price, market capitalization, and stockholders' equity. On June 17, 2003, trading of the Company's common stock was transferred from the NYSE to the Over-the-Counter Bulletin Board and is currently traded under the symbol PTON.

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

AMENDED CREDIT FACILITY

In January 2003, the Company amended its senior secured credit facility, which was replaced in August 2003, as discussed below. The amended agreement permitted the Company to sell certain properties in excess of the $5.0 million aggregate limit required by the original amended agreement. In return, the revolving commitment was reduced from $40.0 million to $32.0 million. At the end of January 2003, when the aggregate sum of Penton's cash and cash equivalents exceeded $40.0 million, an additional one-time reduction of $10.0 million was required under the amended credit facility. Furthermore, upon the sale of PTS, as discussed above, the revolving commitment was further reduced by 50% of the aggregate gross proceeds, as defined, from this sale, or approximately $1.9 million. The amended facility allowed for additional asset sales, transfers, leases, and other dispositions and the issuance of equity interests by our subsidiaries up to a maximum of approximately $3.6 million. The amended facility also increased the maximum commitment fee from 0.50% to 0.75%. The commitment under the credit facility was scheduled to decrease by 15% in 2003 (7.5% at September 30, 2003 and 7.5% at December 31, 2003), 30% in 2004, 35% in 2005 and
20% in 2006.

The reduction of the revolver from $40.0 million to $20.1 million in January 2003 resulted in the write-off of unamortized financing fees of $0.9 million. This charge has been classified as part of Interest Expense on the Consolidated Statements of Operations.

NEW CREDIT FACILITY

In August 2003, the Company replaced its senior secured credit facility with a new four-year loan and security agreement (the "Loan Agreement"). Under the Loan Agreement, which is a revolving credit facility, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.5x the Company's last twelve months EBITDA measured monthly during the first year, 2.25x during the second year and 2.0x thereafter; (iii) forty percent of the Company's last six months of revenues; or (iv) 25% of the Company's enterprise value, as determined by a third party. The revolving credit facility bears interest at LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. Unamortized financing fees related to the previous credit facility of approximately $0.9 million, will be written off in the third quarter.

TAX REFUND

In January 2003, the Company received a tax refund of $52.7 million.

REVERSE STOCK SPLIT

In February 2003, Penton's Board of Directors approved a proposal to effect a reverse stock split to be submitted for stockholder approval at the Company's annual meeting on June 12, 2003. This corrective share action was part of a plan submitted by Penton to the NYSE to meet the Exchange's $1.00 stock price listing requirement. At its annual meeting, stockholders voted to approve the reverse stock split which gave the Company's Board of Directors the authority to effect a reverse split at one of three ratios within one year. Due to the Company's delisting, as noted above, the Board of Directors does not currently expect to act on its authority to effect the reverse split in the near term.

PREFERRED STOCK LEVERAGE RATIO EVENT OF NON-COMPLIANCE

An event of non-compliance continues to exist under our Series B Convertible Preferred Stock because the Company's leverage ratio (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeded 7.5 to 1.0. When an event of non-compliance occurs, the holders of a majority of the preferred stock may nominate two additional members to our board of directors, which they did effective April 1, 2003. Furthermore, since the event of non-compliance was not cured by June 30, 2003, the holders of a majority of the preferred stock then outstanding had the right to elect one less than a minimum majority of our board of directors. As the holders of the preferred stock already maintain one less than a minimum majority of our board, no change was necessary. In addition, upon the occurrence of this event of non-compliance, the 5% dividend rate on the preferred stock increased by one percentage point as of April 1 and July 1, 2003, and the rate increases by one percentage point each subsequent quarter, up to a maximum rate of 10%. Consequently, the dividend rate is currently at 7%. The conversion price on the preferred stock decreased by $0.76 as of April 1 and July 1, 2003, and will decrease by $0.76 each subsequent quarter up to a maximum reduction of $3.80. Consequently, the conversion price is currently at $6.09. The conversion price will adjust to what it would have been absent such event (to the extent of any shares of preferred stock still outstanding) once the leverage ratio is less than 7.5 to 1.0. Furthermore, the dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5 to 1.0. Under the preferred stock agreement, if the leverage ratio exceeds 7.5 to 1.0 for four consecutive quarters, the preferred stockholders will have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. The Company is not expected to be able to correct the event of non-compliance before the maximum dividend rate and conversion price reduction are reached. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or the senior secured credit facility. As such, there will not be an acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences do not result in any cash outflow from the Company.

Under the conversion terms of the preferred stock, the holder has a right to convert dividends into additional shares of common stock. At June 30, 2003, no dividends have been declared. However, in light of the holder's conversion right and considering the increase in the dividend rate and the concurrent reduction of the conversion price as noted above, the Company has recognized a deemed dividend at June 30, 2003 for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). All such accruals have been reported as an increase in the carrying value of the preferred stock and a charge to Additional Paid in Capital in light of the stockholder's deficit.

REDEEMABLE COMMON STOCK

In March 2003, it was discovered that certain Company employees had purchased approximately 1.1 million shares of common stock in the Company's 401(k) plan, from May 2001 through March 2003, which were not registered under the federal securities laws (the "unregistered purchases"). As a result, such purchasers of our common stock may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. Any rescissionary rights will lapse one year from the date of any such purchase. The Company may also be subject to civil and other penalties by regulatory authorities. The unregistered purchases do not cause an event of default under the 10-3/8% Senior Subordinated Notes, the 11-7/8% Senior Secured Notes or the credit facility. However, an event of default could occur as an indirect result of the unregistered purchases, if for instance, such unregistered purchases lead to restricted payments under the indentures and/or the credit facility. On March 31, 2003, the Company filed a Form S-8 registration and registered 6.0 million additional shares to be offered under the 401(k) plan.

In April 2003, the Company offered to reimburse employees who had purchased Penton common stock through the Company's 401(k) plan between March 25, 2002 and March 25, 2003. Employees who signed the release were reimbursed the amount by which the price they paid for the common stock exceeded the closing price of the stock on the date they executed the release, or if the stock had been sold, the amount by which the price paid by the employee exceeded the sale price. Employees who did not sign the release by May 22, 2003, retain any rights they may have under the Federal securities laws. Over eighty percent of the employees who were offered the reimbursement have accepted the terms of the release, representing a liability of approximately $0.6 million, which was deposited into each individual's 401(k) account in July 2003. This amount is included in Restructuring Charges and Other Expenses in the Consolidated Statements of Operations.

At June 30, 2003, the Company classified 111,401 shares related to the potential rescissionary rights outside of stockholders' deficit, because the redemption of the stock is not within the control of the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002

CONSOLIDATED RESULTS

The following table summarizes our results of operations for the three months ended June 30, 2003 and 2002 (in thousands). Results in 2002 have been adjusted for discontinued operations.

                                                             2003              2002           VARIANCE
                                                             ----              ----           --------

         Revenues                                         $    50,466      $    62,947       $  (12,481)
                                                          ===========      ===========       ===========

         Operating expenses                               $    59,341      $    72,364       $  (13,023)
                                                          ===========      ===========       ===========

         Loss from continuing operations before
           cumulative effect of accounting
             change                                       $  (18,158)      $  (11,837)       $   (6,321)

         Discontinued operations                                (188)            (221)                33
                                                          -----------      -----------       -----------

         Net loss                                         $  (18,346)      $  (12,058)       $   (6,288)
                                                          ===========      ===========       ===========

         Net loss applicable to
              common stockholders                         $  (20,206)      $  (56,556)       $    36,350
                                                          ===========      ===========       ===========

         Net loss per diluted share applicable
             to common stockholders                       $    (0.60)      $    (1.77)       $      1.17
                                                          ===========      ===========       ===========

REVENUES

Total revenues decreased $12.5 million, or 19.8%, from $62.9 million for the three months ended June 30, 2002, to $50.5 million for the same period in 2003. The decrease was primarily due to a decrease in trade show and conference revenues of $9.8 million, or 57.7%, from $16.8 million for the three months ended June 30, 2002, to $7.1 million for the same period in 2003, and a decrease in publishing revenues of $3.3 million, or 7.8%, from $42.8 million for the three months ended June 30, 2002, to $39.4 million for the same period in 2003. Online media revenues increased $0.6 million, or 16.7%, from $3.4 million for the three months ended June 30, 2002, to $3.9 million for the same period in 2003. Included in total revenues for the three months ended June 30, 2002 were revenues of $4.8 million associated with properties sold in December 2002, which were not classified as discontinued operations.

The decrease in our trade show and conference revenues was due primarily to a decrease of $8.2 million in our Technology Media segment, a decrease of $1.4 million in our Industry Media segment and a $0.9 million decrease in our Lifestyle Media segment. These decreases were partially offset by revenue improvements in our Retail Media segment. Our Internet information sector trade shows accounted for $9.2 million of the Technology Media segment revenue decrease, which was partially offset by an increase of nearly $1.0 million in the information technology sector.

The decrease in publishing revenues was primarily due to a $1.5 million decrease in our Industry Media segment and a $2.8 million decrease in our Technology Media segment. Our design/engineering, manufacturing, electronics, Internet information and information technology markets accounted for $4.1 million of the decrease. These decreases were partially offset by our Retail Media segment where publishing revenues increased by approximately $1.0 million in the second quarter of 2003 when compared with the same 2002 period.

OPERATING EXPENSES

Operating expenses decreased $13.0 million, or 18.0%, from $72.4 million for the three months ended June 30, 2002, to $59.3 million for the same period in 2003. Included in operating expenses for the three months ended June 30, 2003 are restructuring charges and other expenses of $1.9 million, depreciation and amortization charges of $3.8 million and a provision for loan impairment of $7.6 million. Included in operating expenses for the three months ended June 30, 2002 are restructuring charges of $7.7 million, impairment of asset charges of $0.1 million, and depreciation and amortization charges of $5.4 million. The overall decrease in operating expenses was due primarily to the effects of cost reduction initiatives and restructuring activities throughout 2002 and 2003.

EDITORIAL, PRODUCTION AND CIRCULATION

Editorial, production and circulation expenses decreased to $23.5 million for the three months ended June 30, 2003, compared to $27.7 million for the same period in 2002, representing a decrease of $4.3 million, or 15.4%. The decrease was due to the effects of properties sold in December 2002 that were not classified as discontinued operations, which accounted for $1.1 million of the decrease; and our expense reduction initiatives, including: the elimination of unprofitable properties; reduction of production costs through process improvements and selective reduction in frequency and circulation levels; outsourcing of various functions in the organization; and staff reductions made in 2002 and 2003.

Editorial, production and circulation expenses as a percentage of revenues increased from 44.1% for the three months ended June 30, 2002, to 46.5% for the same period in 2003. The increase was due to the general decrease in revenues, which was not fully offset by expense reduction initiatives.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses declined $7.9 million, or 26.2%, from $31.3 million for the three months ended June 30, 2002, to $22.6 million in the same period in 2003. Selling, general and administrative expenses as a percentage of revenues decreased from 49.8% for the three months ended June 30, 2002, to 44.8% for the same period in 2003. These decreases were due primarily to cost savings associated with office closings and staff reductions in 2002 and 2003.

PROVISION FOR LOAN IMPAIRMENT

During the second quarter of 2003, the Company determined that certain executives, who have loans under the Company's executive loan program, would probably be unable to repay a significant portion of the outstanding balances due under their loans without a significant recovery in the Company's stock price. The notes are full-recourse loans and the Company intends to pursue collection of all amounts when due. The Company recorded a provision for loan impairment in the amount of $7.6 million, reflecting the amount by which the carrying value of each individual's loan exceeds the underlying estimated fair value of the assets available to repay the loan. The Company will recognize any recoveries of amounts reserved only upon payment of the loans.

RESTRUCTURING CHARGES AND OTHER EXPENSES

Due to continued revenue challenges, the Company has implemented several additional expense reduction and restructuring initiatives to align its cost structure with the prevailing business environment. In the second quarter 2003, the Company recorded a restructuring charge of $0.8 million. The cost reduction initiatives have included workforce reductions, the partial shutdown of one facility and the cancellation of certain contractual obligations. The charge includes $0.4 million of employee severance and termination benefits, $0.3 million related to non-cancelable obligations under a continuing lease contract, and the remaining $0.1 million relates to other contractual obligations. The following sets forth additional detail concerning the principal components of the charge:

     - Personnel costs of $0.4 million are associated with the elimination of 26 positions, of which approximately 77% were in the United States and the remaining positions in the United Kingdom and Germany. Payments for severance and benefits related to these positions are expected to be completed by the end of the first quarter 2004.

     - Office closure costs of $0.3 million, net of estimated sublease income of $0.4 million, relate to the partial closure in the second quarter of 2003 of one office in the United States and include costs associated with existing office space under lease. For properties that the Company no longer occupies, management makes assumptions including the number of years a property will be subleased, square footage, market trends, property location and the price per square foot, to estimate sublease income. These assumptions involve significant judgements and estimations. Where possible, management bases its assumptions on discussions with real estate brokers and/or parties that have shown interest in the space. Actual and estimated future lease and sublease payments are recorded on a discounted basis.

     - Other exit costs of $0.1 million include costs associated with the cancellation of certain contractual obligations.

In addition, the Company made an adjustment of $0.5 million in the second quarter 2003 to the restructuring charge primarily for an office lease originally recorded in the second quarter of 2002 resulting from the bankruptcy filing by the sublessor of the property.

Also included in expense for the three months ended June 30, 2003 is approximately $0.6 million relating to the settlement with employees with rescissionary rights under the Company's 401(k) plan. See the redeemable common stock section of Note 6 - Common Stock and Common Stock Award Programs, for additional details.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization declined $1.7 million, or 30.6%, from $5.4 million for the three months ended June 30, 2002, to $3.8 million for the same period in 2003 due to lower amortization expense related to intangible assets of properties sold in December 2002 and in the first quarter of 2003, as well as the write-off of approximately $20.0 million of intangibles in the third quarter of 2002.

OTHER INCOME (EXPENSE)

Interest expense decreased $0.2 million from $9.6 million for the three months ended June 30, 2002, to $9.4 million for the same period in 2003.

EFFECTIVE TAX RATES

The effective tax rates for the three months ended June 30, 2003 and 2002 were a provision of 0.4% and a benefit of 37.8%, respectively. The effective tax rate for the three months ended June 30, 2003 is due to the net operating loss available for carryforward being offset by a valuation allowance for the Company's net deferred tax assets and net operating loss carry-forwards not expected to be utilized. The difference in the effective tax rate between years is due to the establishment of the valuation allowance in the third-quarter of 2002. The tax provision for the three months ended June 30, 2003 relates to state and foreign taxes.

DISCONTINUED OPERATIONS

Discontinued operations for all periods presented include the results of Penton Media Australia ("PM Australia"), which was sold in December 2002, and the results of PTS, which was sold in January 2003. PM Australia was part of our Technology Media segment and PTS was part of our Industry Media segment. Losses for the three months ended June 30, 2003 primarily include the settlement of certain lawsuits that were pending related to PM Australia. Revenues for these properties were approximately $3.1 million for the three months ended June 30, 2002.

NET LOSS

Due to the factors noted above, we reported a net loss for the three months ended June 30, 2003 of $18.3 million compared to a net loss of $12.1 million for the same period in 2002.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

The net loss applicable to common stockholders of $20.2 million, or $0.60 per diluted share, for the three months ended June 30, 2003, includes $1.9 million of accrued dividends and beneficial conversion accretion on our preferred stock. For the three months ended June 30, 2002, the net loss applicable to common stockholders of $56.6 million, or $1.77 per diluted share, includes a $42.1 million non-cash charge related to the immediate recognition in retained earnings of the unamortized beneficial conversion feature resulting from stockholders' approval to remove Penton's preferred stock mandatory redemption date.

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

Financial information by segment for the three months ended June 30, 2003 and 2002, is summarized in the following table (in thousands):

                                                                                 ADJUSTED
                                                REVENUES                      SEGMENT EBITDA
                                           2003            2002             2003           2002
                                           ----            ----             ----           ----

   Industry Media                      $    20,998     $   23,697        $    4,788   $     4,256
   Technology Media                         20,064         30,604             3,272         4,929
   Lifestyle Media                           3,362          4,284              (667)         (484)
   Retail Media                              6,042          4,362             1,451           659
                                       -----------     ----------        ----------   -----------
   Total                               $    50,466     $   62,947        $    8,844   $     9,360
                                       ===========     ==========        ==========   ===========

INDUSTRY MEDIA

Our Industry Media segment, which represented 41.6% of total Company revenues for the three months ended June 30, 2003, serves customers in the manufacturing, design/engineering, mechanical systems/construction, government/compliance, supply chain and aviation industries. Revenues for this segment decreased $2.7 million, or 11.4%, from $23.7 million in the second quarter of 2002, to $21.0 million for the same period in 2003. The decrease was due primarily to lower revenues from publications of $1.5 million and lower revenues from trade show and conferences of $1.4 million. These decreases were partially offset by an increases of approximately $0.2 million from online media products. The decrease in publication revenues was due primarily to year-on-year advertising declines in products serving the design/engineering and manufacturing sectors, which accounted for approximately $1.4 million of the segment's publishing decrease. These two sectors continue to be impacted by the downturn in the U.S. economy. The decrease in trade shows and conferences was due primarily to the absence of revenues from the A/E/C Spring show, which was held in the second quarter of 2002 but was not held in 2003 because the property was sold in December 2002.

Adjusted segment EBITDA for Industry Media increased $0.5 million, or 12.5%, from $4.3 million for the three months ended June 30, 2002, to $4.8 million for the same period in 2003. Performance of online media and improvements in the segment's general and administrative costs accounted for $0.6 million of the increase, which was partially offset by lower adjusted segment EBITDA from publications and trade shows and conferences. The improvement in the segment's general and administrative costs was due primarily to the effects of our 2002 and 2003 expense reduction initiatives, including eliminating unprofitable properties and staff reductions. Results for the three months ended June 30, 2002 include adjusted segment EBITDA of approximately $0.4 million related to the A/E/C properties, which was sold in December 2002.

TECHNOLOGY MEDIA

Our Technology Media segment, which represented 39.8% of total Company revenues for the second quarter of 2003, serves customers in the electronics, information technology and Internet technologies markets. Revenues for this segment decreased $10.5 million, or 34.4%, from $30.6 million for the three months ended June 30, 2002, to $20.1 million for the same period in 2003. The decrease was due primarily to lower revenues from publications of $2.8 million and lower revenues from trade shows and conferences of $8.2 million. Advertising weakness in our information technology and electronics sectors and the elimination of revenues from properties sold in December 2002 of approximately $0.4 million, accounted for the majority of the publishing decrease. Lower trade show and conference revenues were due primarily to the absence of revenues from trade shows that were held in the second quarter of 2002 but were sold in December 2002, which accounted for $3.0 million of the decrease; the change in timing of the Internet World Berlin trade show from the second quarter of 2002 to the fourth quarter in 2003, which accounted for $2.2 million of the decrease; lower revenues year-over-year from the Internet World Spring show and the elimination of revenues from technology events that were held in the second quarter of 2002 but not repeated in the second quarter of 2003 due to unfavorable market conditions. Online revenues increased by $0.4 million in the second quarter of 2003 compared with the same 2002 period.

Adjusted segment EBITDA for Technology Media decreased $1.7 million from $4.9 million for the three months ended June 30, 2002, to $3.3 million for the same period in 2003. Trade shows and conferences accounted for $2.5 million of the decrease which was offset by modest adjusted EBITDA improvements in publications and online media, as well as a $0.7 million improvement in the segment's general and administrative costs due primarily to the impact of cost reduction measures implemented in 2002 and 2003. The trade show and conference decrease was primarily due to the sale of unprofitable technology properties in December 2002, which accounted for $0.8 million of the decrease, the change in timing of the event previously noted from the second quarter of 2002 to the fourth quarter of 2003, which accounted for $0.8 million of the decrease, and lower year-over-year adjusted EBITDA from the Internet World Spring show.

LIFESTYLE MEDIA

Our Lifestyle Media segment, which represented 6.7% of total Company revenues for the second quarter of 2003, serves customers in the natural products industry sector. Revenues for this segment decreased $0.9 million, or 21.5%, from $4.3 million for the three months ended June 30, 2002, to $3.4 million when compared with the same period in 2003. The decrease was due primarily to lower revenues from trade shows and conferences caused by the change in show dates for Natural Products Expo Asia from the second quarter of 2002 to the fourth quarter of 2003.

Adjusted segment EBITDA for the Lifestyle Media segment decreased $0.2 million, or 37.8%, from a loss of $0.5 million for the three months ended June 30, 2002, to a loss of $0.7 million for the same period in 2003. The decrease was due primarily to the change in timing of the Natural Products Expo Asia show, as noted previously.

RETAIL MEDIA

Our Retail Media segment, which represented 12.0% of total Company revenues for the second quarter of 2003, serves customers in the food/retail and leisure/hospitality sectors. Revenues for this segment increased $1.7 million, or 38.5%, from $4.4 million for the three months ended June 30, 2002, to $6.0 million for the same period in 2003. The revenue increase was due to the strength of publishing properties serving our foodservice and hospitality markets, which accounted for $0.7 million of the increase.

Adjusted segment EBITDA for the Retail Media segment increased nearly $0.8 million, or 120.2%, from $0.7 million for the three months ended June 30, 2002, to $1.5 million for the same period in 2003. The increase was due primarily to improved revenues for the second quarter of 2003 over the second quarter of 2002 and cost reduction efforts undertaken in 2002 and 2003.

PRODUCTS

We publish specialized trade magazines, produce trade shows and conferences, and maintain a variety of online media products, including Web businesses and electronic newsletters. Revenues by product line for the three months ended June 30, 2003 and 2002 were as follows (in thousands):

                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                         2003           2002
                                                                         ----           ----                   -

         Publishing                                                  $  39,432       $   42,779
         Trade Shows and Conferences                                     7,101           16,798
         Online Media                                                    3,933            3,370
                                                                     ---------       ----------
             Total revenues                                          $  50,466       $   62,947
                                                                     =========       ==========

Publishing revenues decreased by $3.3 million from $42.8 million for the three months ended June 30, 2002, to $39.4 million for the same period in 2003. The decrease in Publishing revenues was due primarily to year-over-year advertising declines in products serving the design/engineering and manufacturing sectors, which accounted for $1.3 million of the decrease. These two markets continue to be impacted by the downturn in the U.S. economy. Advertising weakness in our information technology and electronics sectors accounted for another $2.0 million of the decrease, which included revenues from properties sold in December 2002 of $0.4 million.

Trade Show and Conference revenues decreased by $9.7 million from $16.8 million for the three months ended June 30, 2002, to $7.1 million for the same period in 2003. The decrease in Trade Show and Conference revenues was due primarily to a year-over-year decline of nearly $2.9 million from an event in the Internet information market, the elimination of $4.2 million in revenues from technology properties sold in December 2002, the change in show dates from the second quarter of 2002 to the fourth quarter of 2003, which accounted for $2.8 million of the decrease, and the elimination of technology events that were held in the second quarter of 2002 but not repeated in the second quarter of 2003 due to unfavorable market conditions.

Online media revenues increased $0.6 million, or 16.7%, from $3.4 million for the three months ended June 30, 2002, to $3.9 million for the same period in 2003. The increase was due to the success of online products across several of our markets.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002

CONSOLIDATED RESULTS

The following table summarizes our results of operations for the six months ended June 30, 2003 and 2002 (in thousands). Results in 2002 have been adjusted for discontinued operations.

                                                             2003              2002           VARIANCE
                                                             ----              ----           --------

         Revenues                                         $   104,858      $   124,075       $   (19,217)
                                                          ===========      ===========       ===========

         Operating expenses                               $   108,973      $   132,602       $   (23,629)
                                                          ===========      ===========       ===========

         Loss from continuing operations before
           cumulative effect of accounting
           change                                         $   (24,127)     $   (15,663)      $    (8,464)

         Discontinued operations                                  678             (628)            1,306

         Cumulative effect of an accounting
           change, net of taxes                                     -          (39,700)           39,700
                                                          -----------      -----------       -----------

         Net loss                                         $   (23,449)     $   (55,991)      $    32,542
                                                          ===========      ===========       ===========

         Net loss applicable to
           common stockholders                            $   (25,964)     $  (100,852)      $    74,888
                                                          ===========      ===========       ===========

         Net loss per diluted share applicable
           to common stockholders                         $     (0.78)     $     (3.15)       $      2.37
                                                          ===========      ===========       ===========

REVENUES

Total revenues decreased $19.2 million, or 15.5%, from $124.1 million for the six months ended June 30, 2002, to $104.9 million for the same period in 2003. The decrease was due primarily to a decrease in trade show and conference revenues of $12.2 million, or 36.0%, from $33.9 million for the six months ended June 30, 2002, to $21.7 million for the same period in 2003, and a decrease in publishing revenues of $7.8 million, or 9.3%, from $84.0 million for the six months ended June 30, 2002, to $76.2 million for the same period in 2003. Online media revenues increased $0.8 million, or 12.9%, from $6.2 million for the six months ended June 30, 2002, to $7.0 million for the same period in 2003. Included in total revenues for the six months ended June 30, 2002 were revenues of $5.3 million associated with properties sold in December 2002, which were not classified as discontinued operations.

The decrease in our trade show and conference revenues was due primarily to a decrease of $11.4 million in our Technology Media segment, a decrease of $1.2 million in our Industry Media segment and a decrease of $0.6 million in the Lifestyle Media segments. These declines were partially offset by revenue improvements in our Retail Media segment. Our Internet information sector trade shows accounted for $11.9 million of the decrease in the Technology Media segment.

The decrease in publishing revenues was due primarily to the $9.0 million decrease in our Industry Media and Technology Media segments. Our design/engineering, manufacturing, electronics, Internet information and information technology sectors accounted for $8.4 million of the decrease. These decreases were partially offset by our Lifestyle Media and Retail Media segments, whose publishing revenues increased by approximately $1.2 million in the first six months of 2003 when compared with the same 2002 period.

OPERATING EXPENSES

Operating expenses decreased $23.6 million, or 17.8%, from $132.6 million for the six months ended June 30, 2002, to $109.0 million for the same period in 2003. Included in operating expenses for the six months ended June 30, 2003 are restructuring charges and other expenses of $1.8 million, depreciation and amortization charges of $7.5 million, and a provision for loan impairment of $7.6 million. Included in operating expenses for the six months ended June 30, 2002 are restructuring charges of $7.4 million, impairment of asset charges of $0.1 million, and depreciation and amortization charges of $9.7 million. The overall decrease in operating expenses was due primarily to the effects of cost reduction initiatives and restructuring activities throughout 2002 and 2003 and the effect of properties sold in December 2002 and in the first quarter of 2003.

EDITORIAL, PRODUCTION AND CIRCULATION

Editorial, production and circulation expenses decreased $6.7 million, or 12.8%, from $52.5 million for the six months ended June 30, 2002, to $45.8 million for the same period in 2003. The decrease was due to the effects of our expense reduction initiatives, including the effect of properties sold in December 2002 and in the first quarter of 2003, which accounted for $2.1 million of the decrease; the elimination of unprofitable properties; reduction of production costs through process improvements and selective reduction in frequency and circulation levels; outsourcing of various functions in the organization; and staff reductions made in 2002 and 2003.

Editorial, production and circulation expenses as a percentage of revenues increased from 42.3% for the six months ended June 30, 2002, to 43.7% for the same period in 2003. The slight increase was due to the general decrease in revenues, which was only partially offset by our expense reduction initiatives.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses declined $16.6 million, or 26.4%, from $62.8 million for the six months ended June 30, 2002, to $46.2 million in the same period in 2003. Selling, general and administrative expenses as a percentage of revenues decreased from 50.6% for the six months ended June 30, 2002, to 44.1% for the same period in 2003. These decreases were due primarily to cost savings associated with office closings and staff reductions in 2002 and 2003.

PROVISION FOR LOAN IMPAIRMENT

During the second quarter of 2003, the Company determined that certain executives, who have loans under the Company's executive loan program, would probably be unable to repay a significant portion of the outstanding balances due under their loans without a significant recovery in the Company's stock price. The notes are full-recourse loans and the Company intends to pursue collection of all amounts when due. The Company recorded a provision for loan impairment in the amount of $7.6 million, reflecting the amount by which the carrying value of each individual's loan exceeds the underlying estimated fair value of the assets available to repay the loan. The Company will recognize any recoveries of amounts reserved only upon payment of the loans.

RESTRUCTURING CHARGES AND OTHER EXPENSES

Due to continued revenue challenges, the Company has implemented several additional expense reduction and restructuring initiatives to align its cost structure with the prevailing business environment. In the first half of 2003, the Company recorded a restructuring charge of $0.8 million. The cost reduction initiatives have included workforce reductions, the partial shutdown of one facility and the cancellation of certain contractual obligations. The charge includes $0.4 million of employee severance and termination benefits, $0.3 million related to non-cancelable obligations under a continuing lease contract, and the remaining $0.1 million related to other contractual obligations. The following sets forth additional detail concerning the principal components of the charge:

     - Personnel costs of $0.4 million are associated with the elimination of 26 positions, of which approximately 77% were in the United States and the remaining positions in the United Kingdom and Germany. Payments for severance and benefits related to these positions are expected to be completed by the end of the first quarter 2004.

     - Office closure costs of $0.3 million, net of estimated sublease income of $0.4 million, relate to the partial closure in the second quarter 2003 of one office in the United States and include costs associated with existing office space under lease. For properties that the Company no longer occupies, management makes assumptions including the number of years a property will be subleased, square footage, market trends, property location and the price per square foot to estimate sublease income. These assumptions involve significant judgements and estimations. Where possible, management bases its assumptions on discussions with real estate brokers and/or parties that have shown interest in the space. Actual and estimated future lease and sublease payments are recorded on a discounted basis.

     - Other exit costs of $0.1 million include costs associated with the cancellation of certain contractual obligations.

In addition, the Company made an adjustment of $0.5 million in the first half of 2003 to the restructuring charge primarily for an office lease originally recorded in the second quarter 2002 resulting from the bankruptcy filing by the sublessor of the property.

Also included in expense for the six months ended June 30, 2003 is approximately $0.6 million relating to the settlement with employees with rescissionary rights under the Company's 401(k) plan. See Redeemable Common Stock for additional details.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization declined $2.2 million, or 22.6%, from $9.7 million for the six months ended June 30, 2002, to $7.5 million for the same period in 2003 due to lower amortization expense related to intangible assets of properties sold in December 2002 and January 2003, as well as the write-off of approximately $20.0 million of intangibles in the third quarter of 2002.

OTHER INCOME (EXPENSE)

Interest expense increased $0.8 million from $18.9 million for the six months ended June 30, 2002, to $19.8 million for the same period in 2003. Included in interest expense in 2003 is approximately $0.9 million related to the write-off of unamortized financing fees associated with the commitment reduction of our credit facility revolver in January 2003 from $40.0 million to $20.1 million. Included in interest expense in 2002 is approximately $0.7 million related to the write-off of unamortized finance fees associated with the commitment reduction of our credit facility revolver from $185.0 million to $40.0 million in March 2002 and approximately $1.4 million related to hedging activities. The increase in interest expense reflects the higher weighted-average interest rate in the first six months of 2003 compared with the same period in 2002.

In 2002, the gain on extinguishment of debt of $0.3 million was classified as an extraordinary item. In 2003, in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002" ("SFAS 145"), this gain was reclassified to Other Income (Expense). The balance consisted of two items. In March 2002, we purchased $10.0 million face value of our 10-3/8% senior subordinated notes at prevailing market prices, resulting in a gain of $1.4 million. This gain was offset by the write-off of unamortized deferred financing costs of approximately $1.1 million associated with the payoff of our term loan A and term loan B facilities, which also occurred in March 2002.

In January 2002, Penton sold its remaining 11.8% ownership interest in Jupitermedia Corporation for $5.8 million and recognized a $1.5 million gain from its sale.

EFFECTIVE TAX RATES

The effective tax rates for the six months ended June 30, 2003 and 2002 were provision of 0.8% and a benefit of 38.7%, respectively. The effective tax rate for the six months ended June 30, 2003 is due to the net operating loss available for carryforward being offset by a valuation allowance for the Company's net deferred tax assets and net operating loss carry-forwards not expected to be utilized. The difference in the effective tax rate between years is due to the establishment of the valuation allowance in the third-quarter of 2002. The tax provision for the six months ended June 30, 2003 relates to state and foreign taxes.

DISCONTINUED OPERATIONS

Discontinued operations for all periods presented include the results of PM Australia, which was sold in December 2002, and the results of PTS, which was sold in January 2003. PM Australia was part of our Technology Media segment and PTS was part of our Industry Media segment. The income recognized for the six months ended June 30, 2003 is primarily due to a gain of approximately $1.2 million associated with the sale of PTS, offset by one month of operations for PTS, and costs related to the settlement of certain lawsuits that were pending related to PM Australia. Revenues for these properties were approximately $5.1 million for the six months ended June 30, 2002.

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

NET LOSS

Due to the factors noted above, we reported a net loss for the six months ended June 30, 2003 of $23.4 million compared to a net loss of $56.0 million for the same period in 2002.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

The net loss applicable to common stockholders of $26.0 million, or $0.78 per diluted share, for the six months ended June 30, 2003, includes $2.5 million of accrued dividends and beneficial conversion accretion on our preferred stock. For the six months ended June 30, 2002, the net loss applicable to common stock holders of $100.9 million, or $3.15 per diluted share, includes a $42.1 million non-cash charge related to the immediate recognition in retained earnings of the unamortized beneficial conversion feature resulting from stockholders' approval to remove Penton's preferred stock mandatory redemption date.

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

Financial information by segment for the six months ended June 30, 2003 and 2002, adjusted for discontinued operations, is summarized in the following table (in thousands):

                                                                                 ADJUSTED
                                                REVENUES                      SEGMENT EBITDA
                                           2003            2002             2003           2002
                                           ----            ----             ----           ----

   Industry Media                      $    40,360     $   45,162        $    8,064   $     7,600
   Technology Media                         35,276         51,213             4,065         3,768
   Lifestyle Media                          18,411         18,754             8,635         8,534
   Retail Media                             10,811          8,946             2,182         1,224
                                       -----------     ----------        ----------   -----------
   Total                               $   104,858     $  124,075        $   22,946   $    21,126
                                       ===========     ==========        ==========   ===========

INDUSTRY MEDIA

Our Industry Media segment, which represented 38.5% of total Company revenues for the six months ended June 30, 2003, serves customers in the manufacturing, design/engineering, mechanical systems/construction, government/compliance, supply chain and aviation industries. Revenues for this segment decreased $4.8 million, or 10.6%, from $45.2 million for the six months ended June 30, 2002, to $40.4 million for the same period in 2003. The decrease was due primarily to lower revenues from publications of $3.8 million and lower revenues from trade shows and conferences of $1.2 million. These decreases were partially offset by the increases in revenues of approximately $0.2 million from online media products. The decrease in publication revenues was due primarily to year-on-year advertising declines in products serving the design/engineering and manufacturing sectors, which accounted for approximately $3.1 million of the segment's publishing decrease. These two sectors continue to be impacted by the downturn in the U.S. economy. The decrease in trade show and conference revenues was due primarily to the absence the A/E/C Spring show, which was held in the second quarter of 2002 but was sold in December 2002.

Adjusted segment EBITDA for Industry Media increased $0.5 million, or 6.1%, from $7.6 million for the six months ended June 30, 2002, to $8.1 million for the same period in 2003. Performance of online media and improvements in the segment's general and administrative costs accounted for $1.2 million of the increase, which was offset by lower adjusted segment EBITDA of $0.7 million from publications. The increase in the segments general and administrative costs was due primarily to the effects of our 2002 and 2003 expense reduction initiatives, including the elimination of unprofitable properties and staff reductions. The decease in the segment's publishing was due primarily to the continued year-on-year advertising declines in products serving the design/engineering and manufacturing sectors.

TECHNOLOGY MEDIA

Our Technology Media segment, which represented 33.6% of total Company revenues for the six months ended June 30, 2003, serves customers in the electronics, information technology and Internet technologies markets. Revenues for this segment decreased $15.9 million, or 31.1%, from $51.2 million for the six months ended June 30, 2002, to $35.3 million for the same period in 2003. The decrease was due primarily to lower revenues from publications of $5.2 million and lower revenues from trade shows and conferences of $11.2 million. Advertising weakness in our information technology and electronics sectors and the elimination of revenues from properties sold in December 2002 of approximately $0.8 million, accounted for the majority of the publishing decrease. Lower trade show and conference revenues were due primarily to the absence of revenues from trade shows that were held in the first half of 2002 but were sold in December 2002, which accounted for $4.2 million of the decrease; the change in timing of a trade show from the second quarter of 2002 to the fourth quarter in 2003, which accounted for $2.2 million of the decrease; lower revenues year-over-year from the Internet World Spring show, and the elimination of revenues from technology events that were held in the first half of 2002 but not repeated in the first half of 2003 due to unfavorable market conditions. Online revenues increased by $0.5 million in the first half of 2003 compared with the same 2002 period.

Adjusted segment EBITDA for Technology Media increased $0.3 million from $3.8 million for the six months ended June 30, 2002, to $4.1 million for the same period in 2003. Publishing and online media accounted for $0.8 million of the increase, while the segment's general and administrative costs improved by $1.5 million due primarily to the impact of cost reduction measures implemented in 2002 and 2003. These increases were offset by lower adjusted EBITDA of nearly $2.0 million from trade shows and conferences due primarily to the sale of unprofitable technology properties in December 2002, which accounted for $0.2 million of the decrease, the change in timing of the event previously noted from the second quarter of 2002 to the fourth quarter of 2003, which accounted for $0.8 million of the decrease, and lower year-over-year adjusted EBITDA from the Internet World Spring show.

LIFESTYLE MEDIA

Our Lifestyle Media segment, which represented 17.6% of total Company revenues for the six months ended June 30, 2003, serves customers in the natural products industry sector. Revenues for this segment decreased $0.3 million, or 1.8%, from $18.8 million for the six months ended June 30, 2002, to $18.4 million when compared with the same period in 2003. The decrease was due primarily to lower revenues from trade shows and conferences caused by the change in show dates for an Expo from the second quarter of 2002 to the fourth quarter of 2003, which accounted for $0.6 million of the decrease. This decrease was partially offset by higher publishing revenues of $0.2 million.

Adjusted segment EBITDA for the Lifestyle Media segment increased $0.1 million, or 1.2%, from $8.5 million for the six months ended June 30, 2002, to $8.6 million for the same period in 2003. The increase was primarily due to higher publishing revenues.

RETAIL MEDIA

Our Retail Media segment, which represented 10.3% of total Company revenues for the six months ended June 30, 2003, serves customers in the food/retail and leisure/hospitality sectors. Revenues for this segment increased $1.9 million, or 20.8%, from $8.9 million for the six months ended June 30, 2002, to $10.8 million for the same period in 2003. The revenue increase was due to the strength of publishing properties serving our foodservice and hospitality related markets and the segment's spring event serving the convenience store retail market.

Adjusted segment EBITDA for the Retail Media segment increased nearly $1.0 million, or 78.3%, from $1.2 million for the six months ended June 30, 2002, to $2.2 million for the same period in 2003. The increase was due primarily to improved revenues for the first half of 2003 over the second quarter of 2002 as noted above and cost reduction efforts undertaken in 2002 and 2003.

PRODUCTS

We publish specialized trade magazines, produce trade shows and conferences, and maintain a variety of online media products, including Web businesses and electronic newsletters. Revenues by product line for the six months ended June 30, 2003 and 2002 were as follows (in thousands):

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         2003           2002
                                                                         ----           ----                   -

         Publishing                                                  $  76,202       $   84,014
         Trade Shows and Conferences                                    21,668           33,869
         Online Media                                                    6,988            6,192
                                                                     ---------       ----------
             Total revenues                                          $ 104,858       $  124,075
                                                                     =========       ==========

Publishing revenues decreased nearly $7.8 million from $84.0 million for the six months ended June 30, 2002, to $76.2 million for the same period in 2003. The decrease in Publishing revenues was due primarily to year-on-year advertising decline of $2.5 million in products serving the design/engineering and manufacturing sectors, which continue to be impacted by the downturn in the U.S. economy; advertising weakness in our information technology and electronics sectors, which accounted for $2.0 million of the decrease; the elimination of revenues from technology events that were held in the first half of 2002 but not repeated in the first half of 2003 due to unfavorable market conditions; and the elimination of revenues from properties sold in December 2002, which accounted for $0.8 million of the decrease.

Trade Show and Conference revenues decreased by $12.2 million from $33.9 million for the six months ended June 30, 2002, to $21.7 million for the same period in 2003. The decrease in Trade Show and Conference revenues was due primarily to a year-over-year decline of an event in the electronics market and an event in the Internet information market; the elimination of revenues from technology properties sold in December 2002, which accounted for $4.2 million of the decrease; and the elimination of technology events that were held in the first half of 2002 but not repeated in the first half of 2003 due to unfavorable market conditions.


Online Media revenues increased $0.8 million, or 12.9%, from $6.2 million for the six months ended June 30, 2002, to $7.0 million for the same period in 2003. The increase was due to the success of online products across several of our markets.

LIQUIDITY AND CAPITAL RESOURCES

ANALYSIS OF CASH FLOWS

Penton's total cash and cash equivalents was $40.4 million at June 30, 2003, compared with $6.8 million at December 31, 2002. Cash provided by operating activities was $35.2 million for the six months ended June 30, 2003, compared with cash used by operating activities of $2.4 million for the same period in 2002. Operating cash flows for the six months ended June 30, 2003, reflected a net loss of $23.4 million, offset by a net decrease in working capital items (primarily due to a tax refund of $52.7 million) of approximately $38.7 million and non-cash charges (primarily depreciation and amortization and provision for loan impairment) of approximately $19.9 million. Operating cash flows for the six months ended June 30, 2002, reflected a net loss of $56.0 million and a net working capital decrease of approximately $3.4 million, which were offset by non-cash charges (primarily depreciation and amortization and the cumulative effect of accounting change) of approximately $56.9 million.

The increase in operating cash flows for the six months ended June 30, 2003, compared with the same 2002 period was due primarily to the tax refund received in January 2003 of approximately $52.7 million, compared with a tax refund of $12.2 million received in February of 2002.

Investing activities provided $1.9 million of cash for the six months ended June 30, 2003, and included proceeds of $3.3 million from the sale of PTS in January 2003. These proceeds were partially offset by capital expenditures of approximately $1.3 million. Investing activities provided $2.5 million of cash for the six months ended June 30, 2002, primarily from proceeds of $5.8 million from the sale of approximately 3.0 million shares of Jupitermedia Corporation common stock. These proceeds were partially offset by earnout payments of approximately $1.5 million and capital expenditures of $1.8 million.

Financing activities used $3.4 million of cash for the six months ended June 30, 2003, due primarily to the repayment of $4.5 million on our senior secured credit facility, the payment of finance fees, and the payoff of a note payable of $0.4 million. These uses were partially offset by proceeds of $1.5 million received on notes receivable and proceeds of approximately $0.3 million from the repayment of an officers loan. Financing activities provided cash of $2.2 million for the six months ended June 30, 2002, due to the issuance of our 11-7/8% senior secured notes ("Secured Notes") and the sale of 50,000 shares of mandatorily redeemable convertible preferred stock. These proceeds were primarily offset by the paydown of the balance of our senior secured credit facility term loans; the purchase of $10.0 million face value of our 10-3/8% senior subordinated notes ("Subordinated Notes") at prevailing market prices; the payment of financing fees associated with the amendment to our senior secured credit facility; and the issuance of our Secured Notes.

Capital expenditures in the first six months of 2003 were approximately $1.3 million. We anticipate that we will spend approximately $3.0 million to $4.0 million on capital expenditures in 2003, primarily for expenditures related to computers and management information systems.

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

In March 2002, Penton issued $157.5 million of 11-7/8% Secured Notes due in 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally guaranteed, on a senior basis, by all of our domestic subsidiaries, which are 100% owned by the Company, and also the stock of certain subsidiaries. We may redeem the Secured Notes, in whole or in part, during the period October 1, 2005 through October 1, 2006, and thereafter at redemption prices of 105.9375% and 100.0000% of the principal amount, respectively, together with accrued and unpaid interest to the date of redemption. In addition, at any time prior to October 1, 2005, upon certain public equity offerings of our common stock, up to 35% of the aggregate principal amount of the Secured Notes may be redeemed at our option, within 90 days of such public equity offering, with cash proceeds from the offering at a redemption price equal to 111.875% of the principal amount, together with accrued and unpaid interest to the date of redemption.

The Secured Notes were offered at a discount of $0.8 million, which is being amortized, using the interest method, over the term of the Secured Notes. Costs representing underwriting fees and other professional fees of $6.6 million are being amortized over the term of the Secured Notes. Net proceeds of $150.1 million were used to pay down $83.6 million of term loan A and $49.0 million of term loan B, and net proceeds of $8.3 million were used to repurchase $10.0 million of our Subordinated Notes. The remaining net proceeds of $9.2 million were used for general corporate purposes. The Secured Notes rank senior in right to all of our senior subordinated indebtedness, including our Subordinated Notes. The guarantees are senior secured obligations of each of our subsidiary guarantors and rank senior in right of payment to all subordinated indebtedness of the subsidiary guarantors, including the guarantees of our Subordinated Notes. The notes and guarantees are secured by a lien on substantially all of our assets and those of our subsidiary guarantors, other than specified excluded assets.

In March 2002, we amended and restated our senior secured credit facility and repaid our term loan A facility and our term loan B facility under our credit facility from the proceeds received from the sale of preferred stock and the issuance of the Secured Notes, as noted above. The amended and restated facility provided for a revolving credit facility of up to a maximum amount of $40.0 million. Availability under the revolving credit facility was subject to a borrowing base limited to 80% of eligible receivables. In order to access the revolver, Penton could not have more than $7.5 million of cash and cash equivalents available, had to be in compliance with the loan documents and had to submit a borrowing base certificate immediately prior to each extension of credit showing compliance with the provisions of the borrowing base. Penton was required to prepay the revolver in the event that it had loans outstanding in excess of the borrowing base, or it had more than $7.5 million in cash and cash equivalents available at the end of any month. The commitment under the amended and restated credit facility was scheduled to decrease by 15% in 2003, 30% in 2004, 35% in 2005, and 20% in 2006. The amended and restated credit facility has no financial covenants. In connection with the amendment and restatement of the credit facility, the interest rate on the revolving credit facility was increased. In addition, further restrictions were placed on Penton's ability to make certain restricted payments, to make capital expenditures in excess of certain amounts, to incur additional debt and contingent obligations, make acquisitions and investments, and to sell assets. As noted below, the credit facility was further amended in January 2003 and replaced in August 2003.

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

In January 2003, the Company amended its senior secured credit facility, which was replaced in August 2003, as discussed below. The amended agreement permitted the Company to sell certain properties in excess of the $5.0 million aggregate limit required by the original amended agreement. In return, the revolving commitment was reduced from $40.0 million to $32.0 million. At the end of January 2003, when the aggregate sum of Penton's cash and cash equivalents exceeded $40.0 million, an additional one-time reduction of $10.0 million was required under the amended credit facility. Furthermore, upon the sale of PTS, the revolving commitment was further reduced by 50% of the aggregate gross proceeds, as defined, from this sale, or approximately $1.9 million. The amended facility allowed for additional asset sales, transfers, leases, and other dispositions and the issuance of equity interests by our subsidiaries up to a maximum of approximately $3.6 million. The amended facility also increased the maximum commitment fee from 0.50% to 0.75%.

In January 2003, the Company paid down the $4.5 million that was outstanding under the credit facility. At June 30, 2003, no amounts were outstanding under the revolver and the commitment was $20.1 million. Availability under the commitment, which is subject to the Company's eligible accounts receivable, was $19.7 million at June 30, 2003.

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

In August 2003, the Company replaced its senior secured credit facility with a new loan and security agreement. Under the Loan Agreement, which is a revolving credit facility, the Company can borrow up to $40.0 million on a revolving basis (See Note 16 - Subsequent Events).

The Company has no special purpose entities or off-balance sheet debt other than operating leases in the ordinary course of business.

CURRENT LIQUIDITY

Our primary future cash needs will be to fund working capital, debt service, capital expenditures, and our business restructuring charges and related expenses. We expect capital expenditures in 2003 to be approximately $3.0 million to $4.0 million, as we continue to review our spending as a result of continued economic and business uncertainty. We expect to make cash payments for the remainder of 2003 related to our business restructuring initiatives of approximately $2.2 million, which is comprised of $0.9 million for employee separation costs, $1.1 million for lease obligations, and $0.2 million for other contractual obligations.

The Company has implemented and continues to implement various cost reduction programs and cash conservation plans, which involve the limitation of capital expenditures and the control of working capital.

We anticipate adequate liquidity from operations and have available cash on hand to meet all interest payments on our bonds and our other obligations through 2003. We have no principal repayment requirements until maturity of our Secured Notes in October 2007. In addition, we have no bank debt and no maintenance covenants on our existing bond debt. As noted above, Penton does have access to a revolving credit facility of up to $40.0 million.

Our ability to meet cash operating requirements depends upon our future performance, which is subject to general economic conditions and to financial, competitive, business and other factors, including factors beyond our control. If we are unable to meet our debt obligations or fund our other liquidity needs, we may be required to raise capital through additional financing arrangements or the issuance of private or public debt or equity securities. We cannot assure you that such additional financing will be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants, including the conversion price, dividend and liquidation adjustment provisions, the redemption price premiums, and board representation rights could negatively impact our ability to access the equity markets in the future.

We may from time to time seek to retire our outstanding debt through cash purchases on the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Penton did not make any cash contributions to its defined benefit pension plan in 2001 or 2002. Based on the current value of the assets in our benefit plans, we will not be required to make any cash contributions in 2003. Future funding requirements are dependent upon factors such as interest rate levels, changes to pension plan benefits, funded status, regulatory requirements for funding purposes, and the level and timing of asset returns as compared with the level and timing of expected benefit disbursements. Based on current estimates the Company expects to make a contribution of approximately $1.5 million in the third quarter of 2004 for calendar year 2003. In addition, quarterly estimated contributions must be made in 2004 based on 2003 calculations. Due to the presence of significant variables, actual future contributions may differ materially.

The purchase of common stock under the 401(k) plan in excess of the number of shares registered by the Company on Form S-8 with the Securities and Exchange Commission under the Securities Act of 1933 could have a material adverse impact on our financial condition. The unregistered purchases do not cause an event of default under the indentures governing our Subordinated Notes or Secured Notes or our senior secured credit facility. However, an event of default could occur as an indirect result of the unregistered purchases. For example, an event of default would occur under (a) the indentures if the unregistered purchases were to result in (i) unsatisfied judgments not covered by insurance aggregating in excess of $5 million being rendered against the Company and not stayed, bonded or discharged within 60 days after such judgment became final and nonappealable or (ii) the Company's failure to observe the covenant limiting the Company's ability to make restricted payments (as defined in the indentures) if, for example, the Company made a rescission offer and as a result repurchased shares, which could be considered the payment on account of the purchase, redemption or other acquisition or retirement for value of equity interest (as defined in the indentures) or (b) the credit agreement if the unregistered purchases were to result in (i) the Company's failure to observe the covenant limiting the Company's ability to make a restricted payment (as defined in the credit agreement) if, for example, the Company made a rescission offer and as a result repurchased shares, which could be considered a restricted payment by the Company with respect to its equity interests (as defined in the credit agreement), or (ii) a material adverse change in the business, assets, operations, prospects or condition, financial or otherwise, of the Company taken as a whole. The foregoing is not, and no inference should be drawn that the foregoing is, an exclusive list of circumstances that could result in an event of default under the indentures or the credit agreement as a consequence of the unregistered sales. If an event of default occurs, all our indebtedness would be immediately due and payable, and we cannot assure you that our business will generate sufficient cash flow to enable us to service our debt obligations. In addition, we cannot assure you that the Company will be able to obtain alternative sources of funding (see Risk Factors section of our 2002 Annual Report on Form 10-K).

In March 2003, we classified approximately 1.1 million shares of our common stock as redeemable common stock as a result of rescissionary rights that certain of our common stockholders may have in connection with the unregistered purchases from May 2001 through March 2003 noted above. A number of remedies may be available to regulatory authorities and the employees who purchased the common stock, including, without limitation, a right of rescission and other damages that could be imposed by regulatory authorities. Pursuant to the rescission rights, employees may be entitled to return their shares to the Company and receive back from us the full price they paid, plus interest. The rescission rights lapse one year from the date of any such purchase. Although the payments under the rescissionary rights are not anticipated to have a material adverse impact on our financial condition, we have no control over any civil or other damages that regulatory authorities could impose on the Company, the result of which could have a material adverse effect on our financial condition. Please also refer to Note 6 - Common Stock and Common Stock Award Programs of the Consolidated Financial Statements for further details.

In April 2003, the Company offered to reimburse employees who had purchased Penton common stock through the Company's 401(k) plan between March 25, 2002 and March 25, 2003. Employees who signed a release were reimbursed the amount by which the price they paid for the common stock exceeded the closing price of the stock on the date they executed the release, or if the stock had been sold, the amount by which the price paid by the employee exceeded the sales price. Employees who did not sign the release by May 22, 2003, retain any rights they may have under the Federal securities laws. Over eighty percent of the employees who were offered the reimbursement have accepted the terms of the release, representing a liability of approximately $0.6 million, which was deposited into each individual's 401(k) account in July 2003. This amount is included in Restructuring charges and Other Expenses in the Consolidated Statement of Operations.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Management does not believe that the adoption of SFAS 149 will have a significant effect on the Company's results of operations or its financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the statement of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not require the reclassification of any financial instruments on the Company's Consolidated Balance Sheets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the six months ended June 30, 2003, there were no significant changes related to the Company's market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective as of the end of the quarterly period covered by this report on Form 10-Q. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, except as follows: the Company's employees purchased common stock under the Company's 401(k) Retirement Savings Plan (the "Plan") in excess of the number of shares registered by the Company on Form S-8 with the Securities and Exchange Commission under the Securities Act of 1933 from May 2001 through March 2003. The Company took corrective actions immediately upon discovery, and filed an amendment to the Form S-8 on March 31, 2003, to register additional shares. For further details, see:

     - Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

     - Note 6 - Common Stock and Common Stock Award Programs of the consolidated financial statements.

     - The Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 12, 2003, the Company held its Annual Meeting of Stockholders. The matters presented to the stockholders for a vote and the vote on such matters were as follows:

        a)   Election of directors for a three-year term expiring in 2006.

                                                      For            Withheld
                                                  ----------         --------
           Vincent D. Kelly                       35,615,842          891,704
           Daniel J. Ramella                      35,590,131          917,415
           Perry A. Sook                          35,637,644          869,902


        b) Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants for the fiscal year ending December 31, 2003.

                    For              Against            Abstain
                 ----------          -------            -------
                 36,133,147          232,750            141,647

        c) Proposal to adopt an amendment to Penton's restated certificate of incorporation to effect a reverse stock split at one of three ratios.

                    For              Against            Abstain
                 ----------         ---------           -------
                 34,765,021         1,631,815           110,710

        d) Proposal to adopt an amendment to Section 5A of the Certificate of Designations governing Penton's Series B Convertible Preferred Stock to amend the definition of "Change of Control Cap".

                   For          Against        Abstain     Broker Non-Votes
             -------------    -----------    -----------   ----------------
              18,926,303       2,430,963      5,487,701       9,662,579


        e) Proposal to amend Penton's Restated Certificate of Incorporation to remove the provision limiting the number of Directors to thirteen.

                   For           Against        Abstain    Broker Non-Votes
              ------------     -----------    -----------  ----------------
               19,633,444       1,725,703      5,485,820      9,662,579

        No other matters were submitted to the stockholders for a vote.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NO.                                 DESCRIPTION OF DOCUMENT
-----------                                 -----------------------
31.1     Principal executive officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Principal financial officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)      REPORTS ON FORM 8-K AND/OR 8-K/A

        DATE OF REPORT                     ITEMS REPORTED
        --------------                     --------------
         May 1, 2003                        Item 7.  Financial Statements, Pro Forma Financial
                                                     Information and Exhibits
                                            Item 9.  Regulation FD Disclosure

         June 11, 2003                      Item 5.  Other Events
                                            Item 7.  Financial Statements, Pro Forma Financial
                                                     Information and Exhibits

         June 12, 2003                      Item 5.  Other Events
                                            Item 7.  Financial Statements, Pro Forma Financial
                                                     Information and Exhibits

         June 17, 2003                      Item 5.  Other Events
                                            Item 7.  Financial Statements, Pro Forma Financial
                                                     Information and Exhibits

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





                                                 Penton Media, Inc.
                                                 (Registrant)


                                          By:   /s/     PRESTON L. VICE
                                                --------------------------------
                                                 Preston L. Vice

                                                 Chief Financial Officer
                                                 (Duly Authorized Officer
                                                 and Principal Financial
                                                 Officer)

Date:  August 14, 2003

                                  EXHIBIT INDEX


EXHIBIT NO.                  DESCRIPTION OF DOCUMENT
-----------                  -----------------------

31.1 Principal executive officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Principal financial officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002