Form 10-Q
period 2003-09-30
PENTON MEDIA INC
filed 2003-11-13
CIK 1062441

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                               ------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 4, 2003).

                         Common Stock: 33,203,470 shares

                               PENTON MEDIA, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at September 30, 2003 and December 31, 2002                         3

                  Consolidated Statements of Operations for the Three and Nine Months Ended
                     September 30, 2003 and 2002                                                                  5

                  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                     September 30, 2003 and 2002                                                                  6

                  Notes to Consolidated Financial Statements                                                      7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                               28

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     47

         Item 4.  Controls and Procedures                                                                        48

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                               49

         Signature                                                                                               50



                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                               September 30,       December 31,
                                                                                   2003                2002
                                                                                ----------         -----------
                                                                               (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                                   $   42,034         $     6,771
    Restricted cash                                                                    183                 677
    Accounts receivable, less allowance for doubtful
      accounts of $3,725 and $4,323 in 2003 and 2002, respectively                  31,948              34,842
    Income taxes receivable                                                            289              53,547
    Notes receivable                                                                   465               2,124
    Inventories                                                                        949               1,025
    Prepayments, deposits and other                                                  8,392               5,094
    Current assets of discontinued operations                                            -               2,049
                                                                                ----------         -----------
           Total current assets                                                     84,260             106,129
                                                                                ----------         -----------

Property, plant and equipment:
    Land, buildings and improvements                                                 8,586               8,878
    Machinery and equipment                                                         62,188              61,935
                                                                                ----------         -----------
                                                                                    70,774              70,813
    Less: accumulated depreciation                                                  51,312              46,896
                                                                                ----------         -----------
                                                                                    19,462              23,917
                                                                                ----------         -----------

Other assets:
    Goodwill, net                                                                  214,411             251,972
    Other intangibles, less accumulated amortization of
      $14,899 and $13,137 in 2003 and 2002, respectively                            20,113              32,754
    Other                                                                              438                   -
                                                                                ----------         -----------
                                                                                   234,962             284,726
                                                                                ----------         -----------
                                                                                $  338,684         $   414,772
                                                                                ==========         ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                               September 30,       December 31,
                                                                                   2003                2002
                                                                                ----------         -----------
                                                                                (unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Senior secured credit facility                                              $        -         $     4,500
    Accounts payable                                                                 6,409               9,464
    Accrued compensation and benefits                                                7,609              11,835
    Other accrued expenses                                                          28,067              24,355
    Unearned income, principally trade
      show and conference deposits                                                  20,129              23,026
    Current liabilities of discontinued operations                                       -               1,050
                                                                                ----------         -----------
           Total current liabilities                                                62,214              74,230
                                                                                ----------         -----------

Long-term liabilities and deferred credits:
    Senior secured notes, net of discount                                          156,884             156,797
    Senior subordinated notes, net of discount                                     171,628             171,423
    Note payable                                                                         -                 417
    Net deferred pension                                                            14,506              13,762
    Other accrued expenses                                                          12,105              13,052
                                                                                ----------         -----------
                                                                                   355,123             355,451
                                                                                ----------         -----------

Commitments and contingencies

Mandatorily redeemable convertible preferred stock, par value $0.01 per share; 50,000 shares authorized, issued and outstanding;
    redeemable at $1,000 per share                                                  50,669              46,174

Redeemable common stock, par value $0.01 per share; 13,518 and
    1,068,343 shares issued and outstanding at September 30, 2003 and
    December 31, 2002, respectively                                                     10               1,118

Stockholders' deficit:
    Preferred stock, par value $0.01 per share; 1,950,000 shares
      authorized; none issued or outstanding                                             -                   -
    Common stock, par value $0.01 per share; 155,000,000 shares authorized; 33,166,286 and 31,687,194 shares issued and outstanding
      at September 30, 2003 and December 31, 2002, respectively                        332                 317
    Capital in excess of par value                                                 230,372             229,779
    Retained deficit                                                             (355,443)           (279,600)
    Notes receivable officers, less reserve of $7,600 at September 30, 2003        (1,887)             (9,720)
    Accumulated other comprehensive loss                                           (2,706)             (2,977)
                                                                                ----------         -----------
                                                                                 (129,332)            (62,201)
                                                                                ----------         -----------
                                                                                $  338,684         $   414,772
                                                                                ==========         ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       (UNAUDITED; DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30,                          September 30,
                                                            2003               2002                  2003          2002
                                                       ------------       ------------           -----------   -----------
Revenues                                               $     54,119       $     47,194           $   158,977   $   171,269
                                                       ------------       ------------           -----------   -----------

Operating expenses:
    Editorial, production and circulation                    23,500             23,158                69,320        75,701
    Selling, general and administrative                      22,372             25,306                68,605        88,097
    Impairment of assets                                     45,797            223,288                45,797       223,424
    Provision for loan impairment                                 -                  -                 7,600             -
    Restructuring charges and other expenses                  1,519              3,340                 3,336        10,782
    Depreciation and amortization                             3,320              5,156                10,823        14,846
                                                       ------------       ------------           -----------   -----------
                                                             96,508            280,248               205,481       412,850
                                                       ------------       ------------           -----------   -----------

Operating loss                                             (42,389)          (233,054)              (46,504)     (241,581)

Other income (expense):
    Interest expense                                       (10,480)            (9,532)              (30,230)      (28,452)
    Interest income                                             102                133                   339           586
    Gain on extinguishment of debt                                -                  -                     -           277
    Gain on sale of investments                                   -                  -                     -         1,491
    Miscellaneous, net                                           38                163                 (270)         (177)
                                                       ------------       ------------           -----------   -----------
                                                           (10,340)            (9,236)              (30,161)      (26,275)
                                                       ------------       ------------           -----------   -----------
Loss from continuing operations before income taxes
    and cumulative effect of accounting change             (52,729)          (242,290)              (76,665)     (267,856)

Benefit (provision) for income taxes                            236              (172)                    45         9,731
                                                        -----------       ------------           -----------   -----------

Loss from continuing operations before cumulative
    effect of accounting change                            (52,493)          (242,462)              (76,620)     (258,125)
Discontinued operations:
    Income (loss) from operations of discontinued
    components (including gain on disposal of
    $1,200 in 2003), net of taxes                                99              (702)                   777       (1,330)
                                                       ------------       ------------           -----------   -----------

Loss before cumulative effect of accounting change         (52,394)          (243,164)              (75,843)     (259,455)
Cumulative effect of accounting change, net of taxes              -                  -                     -      (39,700)
                                                       ------------       ------------           -----------   -----------
Net loss                                                   (52,394)          (243,164)              (75,843)     (299,155)
Amortization of deemed dividend and accretion
    of preferred stock                                      (1,980)              (652)               (4,495)      (45,513)
                                                       ------------       ------------           -----------   -----------
Net loss applicable to common stockholders             $   (54,374)       $  (243,816)           $  (80,338)   $ (344,668)
                                                       ============       ============           ===========   ===========

Net loss per common share - basic and diluted:
 Loss from continuing operations applicable
    to common stockholders                             $     (1.63)      $      (7.47)           $    (2.44)  $    (9.44)
 Discontinued operations, net of taxes                           -              (0.02)                  0.02       (0.04)
 Cumulative effect of accounting change, net of taxes            -                  -                     -        (1.23)
                                                       ------------       ------------           -----------   -----------
 Net loss applicable to common stockholders            $     (1.63)       $     (7.49)           $    (2.42)   $   (10.71)
                                                       ============       ============           ===========   ===========
Weighted-average number of shares outstanding:
    Basic and diluted                                        33,358             32,548                33,225        32,179
                                                       ============       ============           ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED; DOLLARS IN THOUSANDS)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   2003                2002
                                                                                ------------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $   39,311         $     1,125
                                                                                ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                           (2,323)             (2,900)
    Earnouts paid                                                                      (7)             (5,520)
    Proceeds from sale of Jupitermedia Corporation stock                                 -               5,801
    Proceeds from sale of discontinued operations                                    3,250                   -
                                                                                ----------         -----------
Net cash provided by (used for) investing activities                                   920             (2,619)
                                                                                ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of mandatorily redeemable
      convertible preferred stock                                                        -              46,111
    Proceeds from senior secured notes                                                   -             156,717
    Repurchase of senior subordinated notes                                              -             (8,375)
    Repayment of senior secured credit facility                                    (4,500)           (180,587)
    Proceeds from note receivable, net                                               1,659                   -
    Payment of notes payable                                                         (417)             (2,804)
    Employee stock purchase plan payments                                            (113)               (359)
    Proceeds from repayment of officers loans                                          250                 703
    Payment of financing costs                                                     (1,917)             (9,450)
                                                                                ----------         -----------
Net cash provided by (used for) financing activities                               (5,038)               1,956
                                                                                ----------         -----------

Effect of exchange rate changes on cash                                                 70                  21
                                                                                ----------         -----------

Net increase in cash and cash equivalents                                           35,263                 483
Cash and cash equivalents at beginning of period                                     6,771              20,191
                                                                                ----------         -----------
Cash and cash equivalents at end of period                                      $   42,034         $    20,674
                                                                                ==========         ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

These financial statements have been prepared by management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited interim consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation. These reclassifications did not change previously reported net income (loss), cash flows or stockholders' deficit.

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

NEW ACCOUNTING PRONOUNCEMENTS

In October 2003, the Financial Accounting Standards Board ("FASB") Staff issued a FASB Staff Position ("FSP") on Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), FSP FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities" ("FSP 46-6"). FSP 46-6 delays the effective date of FIN 46 to December 31, 2003 for companies with a year-end of December 31 for (1) interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 and (2) non-registered investments. Certain disclosures required by FIN 46 were not deferred by FSP 46-6. In May 2000, Penton acquired a 50% interest in Penton Media Germany ("PM Germany"). PM Germany may potentially qualify as a variable interest entity under FIN 46. The Company currently consolidates PM Germany, which produces trade shows, publications, and Web sites. Included in Penton's consolidated statements of operations for the nine months ended September 30, 2003, are revenues of $1.9 million and a net loss of $2.8 million related to PM Germany. At September 30, 2003, Penton's consolidated balance sheets include assets of $1.8 million, liabilities of $6.0 million and minority interest of $2.3 million related to PM Germany. Penton estimates that its maximum exposure to loss would be approximately $0.4 million.

In April 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a significant effect on the Company's results of operations or its financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the statement of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on the Company's financial condition or results of operations.

In May 2003, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 01-8, "Determining Whether an Arrangement is a Lease" ("EITF 01-8"). EITF 01-8 provides guidance on how to determine whether an arrangement contains a

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

lease that is within the scope of SFAS No. 13, "Accounting For Leases" and is effective for arrangements entered into or modified after June 30, 2003. The adoption of EITF 01-8 did not have a significant effect on the Company's results of operations or its financial condition.

NOTE 2 - GOODWILL AND OTHER INTANGIBLES

During the third quarter of 2003, Penton completed its annual impairment test of goodwill and other intangible assets under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and recorded a non-cash charge of $37.6 million related to the reduction of the carrying value of goodwill in three of the seven identified reporting units. Penton utilized a third-party valuation company to determine the fair value of the reporting units. Two of the reporting units are part of the Company's Technology Media segment and one of the reporting units is part of the Retail Media segment. The charge is reflected as an impairment of assets in the accompanying consolidated statements of operations. The fair value of the reporting units for the impairment test was determined using the income approach, which is similar to the discounted cash flows approach.

During the third quarter of 2002, Penton completed its transitional goodwill impairment test for January 1, 2002, under the provisions of SFAS 142 and recorded a non-cash charge of $39.7 million to reduce the carrying value of goodwill in two of the seven identified reporting units. Both of these reporting units are part of the Technology Media segment. The charge is reflected as a cumulative effect of accounting change in the accompanying consolidated statements of operations for the nine months ended September 30, 2002.

During the third quarter of 2002, a number of events occurred that indicated an additional possible impairment of goodwill might exist. These events included our determination in July of lower-than-expected revenues and adjusted EBITDA results for the year; a letter from the New York Stock Exchange indicating that the Company had fallen below minimum listing standards; a significant decline in the Company's stock price; and the decision by management to potentially sell or dispose of certain non-core assets. As a result of these triggering events and circumstances, the Company completed an additional SFAS 142 impairment review at September 30, 2002. This review resulted in a non-cash charge of approximately $203.3 million to further reduce the carrying value of goodwill for these two reporting units in the Technology Media segment. This charge is reflected as an impairment of assets in the accompanying consolidated statements of operations. The fair value of the reporting units for the initial and interim impairment tests in 2002 was determined using the income approach, which is similar to the discounted cash flows approach.

A summary of changes in the Company's goodwill by business segment during the first nine months of 2003 is as follows (in thousands):

                                                                          GOODWILL
                                            -----------------------------------------------------------------------
                                              DECEMBER 31,                                           SEPTEMBER 30,
                                                  2002            EARNOUTS         IMPAIRMENTS           2003
                                            ----------------  --------------    -----------------  ----------------

     Industry Media                         $         36,278  $            -    $               -  $         36,278
     Technology Media                                 96,580               7             (29,202)            67,385
     Lifestyle Media                                  84,924               -                    -            84,924
     Retail Media                                     34,190               -              (8,366)            25,824
                                            ----------------  --------------    -----------------  ----------------
     Total                                  $        251,972  $            7    $        (37,568)  $        214,411
                                            ================  ==============    =================  ================

Identifiable intangible assets, exclusive of goodwill, as of September 30, 2003, are recorded in other intangibles in the consolidated balance sheets and are comprised of (in thousands):

                                                              GROSS                                 NET
                                                            CARRYING          ACCUMULATED          BOOK
                                                              VALUE          AMORTIZATION          VALUE
                                                          ------------      ------------       -----------
     Trade names                                          $      5,261      $    (3,637)       $     1,624
     Mailing/exhibitor lists                                     9,350           (4,782)             4,568
     Advertiser relationships                                    7,200           (3,089)             4,111
     Subscriber relationships                                    2,100             (870)             1,230
     Noncompete agreements                                         176             (160)                16
                                                          ------------      ------------       -----------
          Balance at September 30, 2003                   $     24,087      $   (12,538)       $    11,549
                                                          ============      ============       ===========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total amortization expense for identifiable intangible assets was $3.2 million and $7.7 million for the nine months ended September 30, 2003 and 2002, respectively. Estimated amortization expense for these intangible assets for 2003 and each of the four succeeding years is as follows (in thousands):

                             YEAR ENDED
                            DECEMBER 31,         AMOUNT
                            ------------       ----------
                               2003           $    3,426
                               2004           $    2,473
                               2005           $    2,418
                               2006           $    2,114
                               2007           $    1,282

Due to the impairment of goodwill in three of the seven reporting units in the third quarter of 2003 and because of the events in the third quarter of 2002 as discussed above, the Company also completed an assessment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") at September 30, 2003 and 2002, respectively, and recorded non-cash charges of $8.2 million and $20.0 million, respectively. These charges are reflected as an impairment of assets in the accompanying consolidated statements of operations, and relate primarily to the write-off of trade names and advertiser relationships for properties in our Technology Media segment. The fair value of the asset groups was determined using the income approach, which is similar to the discounted cash flows approach.

At December 31, 2002, the net assets of our Professional Trade Show group ("PTS") were classified as held for sale and as such were reflected as discontinued operations on the consolidated balance sheets (see Note 3 - Disposals). Approximately $1.0 million of goodwill related to PTS was written-off as part of the sale in January 2003.

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

In December 2002, the Company sold the net assets of Penton Media Australia ("PM Australia"), which was part of our Technology Media segment. The results of PM Australia are reported as discontinued operations for all periods presented. The $0.8 million of income recognized for the nine months ended September 30, 2003, is primarily due to a gain of approximately $1.2 million associated with the sale of PTS, offset by one month of operations for PTS, and settlement costs for certain pending lawsuits related to PM Australia.

Operating results for the discontinued operations, which include PM Australia and PTS, for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                              ---------------------------       ---------------------------
                                                                 2003            2002              2003             2002
                                                              ------------    -----------       -----------     -----------

         Revenues                                             $          -    $     1,416       $         -     $     6,524
                                                              ============    ===========       ===========     ===========

         Income (loss) from operations before income taxes    $         99    $     (702)       $     (443)     $   (1,330)
         Gain on sale of properties                                      -              -             1,220               -
                                                              ------------    -----------       -----------     -----------
         Income (loss) from discontinued operations           $         99    $     (702)       $       777     $   (1,330)
                                                              ============    ===========       ===========     ===========

In addition, the Company sold four other properties in December 2002. Three of these properties, Streaming Media, Boardwatch and ISPCON, were part of our Technology Media segment. The other property, A/E/C, was part of our Industry Media segment.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three and nine months ended September 30, 2002, there is approximately $0.5 million and $5.8 million, respectively, included in revenues and $19.9 million and $27.6 million, respectively, included in operating expenses associated with these properties, as they did not qualify for discontinued operations treatment.

At December 31, 2002, assets and liabilities related to PTS were classified separately on the consolidated balance sheets as current assets of discontinued operations and current liabilities of discontinued operations, respectively. The carrying amounts of the major classes of assets and liabilities included in these balances are as follows:


                                                                                   DECEMBER 31,
                                                                                       2002
                                                                                   -------------
         Goodwill, net                                                             $         959
         Other intangibles, net                                                              759
         Other assets                                                                        331
                                                                                   -------------
         Current assets of discontinued operations                                 $       2,049
                                                                                   =============

         Unearned revenue                                                          $       1,050
                                                                                   -------------
         Current liabilities of discontinued operations                            $       1,050
                                                                                   =============

NOTE 4 - DEBT

SENIOR SECURED CREDIT FACILITY

In August 2003, the Company replaced its senior secured credit facility with a new four-year loan and security agreement. Pursuant to the terms of the revolving loan and security agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.5x the Company's last twelve months adjusted EBITDA measured monthly during the first year, 2.25x during the second year and 2.0x thereafter; (iii) 40% of the Company's last six months of revenues; or (iv) 25% of the Company's enterprise value, as determined annually by a third party. The revolving credit facility bears interest at LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months adjusted EBITDA to 2.5x through March 31, 2004, 2.25x from June 30, 2004 through March 31, 2005 and 2.0x thereafter. The loan agreement permits the Company to sell assets of up to $12.0 million in the aggregate during the term or $5.0 million in any single asset sale; and complete acquisitions of up to $5.0 million per year. Included in the loan agreement is a stand-by letter of credit of $0.1 million required by one of the Company's facility leases. The amount of the letter of credit reduces the availability under the credit facility. As of September 30, 2003, no amounts were drawn under the stand-by letter of credit. Costs representing bank fees and other professional fees of $1.8 million are being amortized over the life of the loan agreement. As of September 30, 2003, $39.9 million was available under the loan agreement. There were no amounts outstanding.

During the third quarter of 2003, approximately $1.0 million of unamortized financing fees related to the previous credit facility were written off. This charge has been classified as part of interest expense in the consolidated statements of operations.

In January 2003, the Company amended its senior secured credit facility. The amended agreement, which was replaced in August 2003, as noted above, permitted the Company to sell certain properties in excess of the $5.0 million aggregate limit required by the original amended agreement. In return, the revolving commitment was reduced from $40.0 million to $32.0 million. At the end of January 2003, when the aggregate sum of Penton's cash and cash equivalents exceeded $40.0 million, an additional one-time reduction of $10.0 million was required under the amended credit facility. Furthermore, upon the sale of PTS (see Note 3 - Disposals), the revolving commitment was further reduced by 50% of the aggregate gross proceeds, as defined, from this sale, or approximately $1.9 million. The amended facility also increased the maximum commitment fee from 0.50% to 0.75%. The commitment under the credit facility was scheduled to decrease by 15% in 2003, 30% in 2004, 35% in 2005 and 20% in 2006.

The reduction of the revolver from $40.0 million to $20.1 million in January 2003 and the reduction of the revolver from $185.0 million to $40.0 million in March 2002 resulted in the write-off of unamortized financing fees of $0.9 million and $0.7 million, respectively. These charges have been classified as part of interest expense on the consolidated statements of operations.

The repayment of the credit facility term loan A and term loan B in March 2002 resulted in a non-cash extraordinary charge of $0.7 million, net of $0.5 million in taxes, relating to the write-off of unamortized deferred financing costs. In addition, in March 2002,

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the Company repurchased $10.0 million of its 10 3/8% Senior Subordinated Notes ("Subordinated Notes") with $8.7 million of the proceeds from the 11 7/8% Senior Secured Notes ("Secured Notes") offering completed in March 2002, resulting in an extraordinary gain of $0.8 million, net of $0.6 million in taxes. In the first quarter 2003, these 2002 extraordinary charges were reclassified to gain on extinguishment of debt in the consolidated statements of operations in accordance with the provisions of SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002."

In March 2002, the Company discontinued hedge accounting for its cash flow hedges as the Company paid down its outstanding variable rate debt. As a result of the hedge discontinuation, the Company included in interest expense a net deferred loss on cash flow hedges of $1.4 million for the nine months ended September 30, 2002. Also included in interest expense for the three and nine months ended September 30, 2002 is $0.4 million and $0.1 million, respectively, related to net gains and losses on interest rate swaps that did not qualify as hedges under SFAS 133.

For the nine months ended September 30, 2003 and 2002, cash paid for interest was $18.5 million and $11.3 million, respectively.

NOTE PAYABLE

In the second quarter 2003, the Company paid off the $0.4 million Loan note B related to the acquisition of Hillgate Communications Ltd. in February 2001. There are no other notes payable outstanding.

NOTE 5 - MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

At September 30, 2003, an event of non-compliance continues to exist under our Series B Convertible Preferred Stock because the Company's leverage ratio (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. When the event of non-compliance initially occurred on April 1, 2003, the holders of a majority of the preferred stock were able to nominate two additional members to our Board of Directors. Since the event of non-compliance was not cured by June 30, 2003, the holders of a majority of the preferred stock then outstanding had the right to elect one less than a minimum majority of our Board of Directors. As the holders of the preferred stock already maintained one less than a minimum majority of our board, no change was necessary. In addition, upon the occurrence of this event of non-compliance, the 5% dividend rate on the preferred stock increased by one percentage point as of April 1, July 1, and October 1, 2003 and the rate may increase by one percentage point each subsequent quarter, up to a maximum rate of 10%. The dividend rate is currently 8%. The conversion price on the preferred stock decreased by $0.76 as of April 1, July 1, and October 1, 2003 and may decrease by $0.76 each subsequent quarter up to a maximum reduction of $3.80. The conversion price is currently $5.33. The conversion price will adjust to what it would have been absent such event (to the extent of any preferred shares still outstanding) once the leverage ratio is less than 7.5. Furthermore, the dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5. Under the preferred stock agreement, if the leverage ratio exceeds 7.5 for four consecutive quarters, the preferred stockholders will have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. The Company is not expected to be able to correct the event of non-compliance before the maximum dividend rate and conversion price reductions are reached. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or the loan agreement. As such, there will not be an acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences do not result in any cash outflow from the Company.

Under the conversion terms of the preferred stock, each holder has a right to convert dividends into additional shares of common stock. At September 30, 2003, no dividends have been declared. However, in light of each holder's conversion right and considering the increase in the dividend rate and the concurrent reduction of the conversion price as noted above, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). All such accruals have been reported as an increase in the carrying value of the preferred stock and a charge to additional paid in capital in light of the stockholders' deficit.

NOTE 6 - COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

In June 2003, the Company was notified by the New York Stock Exchange ("NYSE") that it would begin delisting procedures of the Company's common stock. The NYSE reached its decision because Penton had been unable to comply with the NYSE's continued listing criteria, which include minimum levels for stock price, market capitalization, and stockholders' equity. The NYSE took this action at this time because Penton was not expected to be able to increase its book equity to the minimum listing

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

requirements within the required time frame. On June 17, 2003, Penton's stock began trading on the Over-the-Counter Bulletin Board under the symbol PTON.

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

REDEEMABLE COMMON STOCK

Redeemable common stock relates to common stock that may be subject to rescissionary rights. The purchase of common stock by certain employees in the Company's 401(k) plan from May 2001 through March 2003 was not registered under the federal securities laws (the "unregistered purchases"). As a result, such purchasers of our common stock during that period have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase, unless the employee has released the Company from such obligation as noted below. Any rescissionary rights will lapse one year from the date of any such purchase. The Company may also be subject to civil and other penalties by regulatory authorities. The unregistered purchases did not cause an event of default under the Subordinated Notes, the Secured Notes or the senior secured credit facility. However, an event of default could occur as an indirect result of the unregistered purchases, if for instance, such unregistered purchases lead to restricted payments under the indentures and/or the loan agreement. On March 31, 2003, the Company filed a Form S-8 registration and registered 6.0 million additional shares to be offered under the 401(k) plan.

In April 2003, the Company offered to reimburse employees who had purchased Penton common stock through the Company's 401(k) plan between March 25, 2002 and March 25, 2003. Employees who signed a release were reimbursed the amount by which the price they paid for the common stock exceeded the closing price of the stock on the date they executed the release, or if the stock had been sold, the amount by which the price paid by the employee exceeded the sales price. Employees who did not sign the release by May 22, 2003, retain any rights they may have under the Federal securities laws. Over eighty percent of the employees who were offered the reimbursement have accepted the terms of the release, representing a liability of approximately $0.6 million at June 30, 2003, which was deposited into each individuals 401(k) account in July 2003. This amount is included in restructuring charges and other expenses in the consolidated statements of operations.

At September 30, 2003, the Company has classified 13,518 shares, related to the potential rescissionary rights, outside of stockholders' deficit because the redemption of the stock is not within the control of the Company.

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

MANAGEMENT STOCK PURCHASE PLAN

For the nine months ended September 30, 2003 and 2002, respectively, an immaterial amount of expense was recognized related to the Management Stock Purchase Plan. In February 2003, a total of 99,876 restricted stock units ("RSUs") were granted at $0.34 per share, which represents 80% of fair market value on the date of grant. At September 30, 2003, 134,938 RSUs were outstanding. During the first nine months of 2003, 20,835 shares of the Company's common stock were issued under this plan.

EXECUTIVE LOAN PROGRAM

The Company has an executive loan program, which allowed it to issue shares of Company common stock at fair market value to seven key executives, in exchange for full recourse notes. In December 2001, the loan notes were amended to cease interest charges and to extend the maturity date from the fifth anniversary of the first loan date to six months following the seventh anniversary of the first loan date. No payments are required until maturity, at which time all outstanding amounts are due.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2003, the outstanding balance under the executive loan program was approximately $9.5 million (including $1.1 million of accrued interest). For the nine months ended September 30, 2003 and 2002, executive loans of $0.3 million and $1.1 million, respectively, were repaid. The loan balance is classified in the stockholders' deficit section of the consolidated balance sheets as notes receivable officers.

The Company's ability to collect amounts due from each executive is largely dependent on the fair market value of assets held by each executive, including Company stock. Factors such as the length of time before the loans are due; the value of the executives' assets, including Company stock; the continued employment by the executives with the Company, and other relevant factors, are considered in assessing the collectibility of these loans.

During the second quarter of 2003, the Company determined that the executives would probably be unable to repay a significant portion of the outstanding balance due under their loans without a significant recovery in the Company's stock price. Consequently, the Company recorded a provision for loan impairment in the amount of $7.6 million during the second quarter of 2003, reflecting the amount by which the carrying value of each individual's loan exceeded the underlying estimated fair value of the assets available to repay the loan. The Company will recognize any recoveries of amounts reserved only upon payment of the loans. The notes are full recourse loans and the Company intends to pursue collection of all amounts when due. In addition to the factors noted above, additional considerations in determining whether a reserve was necessary included the continued low price of the Company's stock, the delisting of the Company's stock from the NYSE in the second quarter, and the continued uncertainty of an economic recovery in the markets served by the Company. The Company continues to monitor the collectibility of the notes to determine if additional reserves are required.

EQUITY AND PERFORMANCE INCENTIVE PLAN

Stock Options

In July 2002, Penton filed a Tender Offer Statement related to the exchange by eligible employees of outstanding options to purchase shares of Penton's common stock issued under the Penton Media, Inc. 1998 Equity and Performance Incentive Plan with exercise prices greater than or equal to $16.225 per share for new options to purchase shares of common stock to be issued under the Option Plan ("New Options"). Each eligible employee received a New Option to acquire one share of Penton's common stock for every two shares of Penton's common stock subject to an eligible option. In February 2003, 334,850 New Options were granted at an exercise price of $0.37 per share. No compensation expense was recorded by the Company as a result of the Tender Offer Statement.

In addition, in February 2003, 264,000 options were granted to certain executives and other eligible employees and 20,000 options were granted to Penton's Directors under the 1998 Director Stock Option Plan at an exercise price of $0.37 per share. As of September 30, 2003, a total of 1,995,305 options were outstanding. No compensation expense was recorded by the Company due to these grants. No options were exercised in the first nine months of 2003.

Deferred Shares

For the nine months ended September 30, 2003 and 2002, approximately $1.3 million and $3.1 million, respectively, were recognized as expense related to deferred shares. In February 2003, 391,360 deferred shares were granted to certain executives. In April 2003, 372,916 shares of the Company's common stock were issued under this plan. As of September 30, 2003, 400,056 deferred shares remain outstanding.

Performance Shares

For the nine months ended September 30, 2002, approximately $1.4 million was credited to compensation expense related to performance shares. For the nine months ended September 30, 2003, the amount charged to expense was not material. During the first nine months of 2003, 30,516 shares of common stock were issued under this plan. At September 30, 2003, a total of 471,487 performance shares remain outstanding. Performance shares are not issuable until earned.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Performance Units

In the second quarter of 2003, the Company granted 490,155 performance units to certain key executives. Subject to the attainment of certain performance goals over a three-year period from January 1, 2003 through December 31, 2005, each grantee can earn a cash award in respect to each performance unit. For the nine months ended September 30, 2003, approximately $0.2 million was recognized as expense related to these performance units.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," and has been determined as if Penton had accounted for its employee stock options under SFAS 123.

Had compensation cost for Penton's stock-based compensation plans been determined based on the fair value methodologies pursuant to SFAS 123, Penton's net loss and earnings per share for the three and nine months ended September 30, 2003 and 2002 would have been as follows (in thousands, except per share data):

                                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                                           2003           2002        2003         2002
                                                                           ----           ----        ----         ----
Net loss applicable to common stockholders:
As reported                                                              $ (54,374)    $(243,816)    $(80,338)    $ (344,668)
Add:   Compensation expense included in net loss,
       net of related tax effects                                                55           139        1,294          1,065
Less:  Total stock-based compensation expense determined under fair
       value based methods for all awards, net of related tax effects...      (591)       (1,293)      (3,168)        (2,921)
                                                                         ----------    ----------    ---------    -----------
Pro forma............................................................... $ (54,910)    $(244,970)    $(82,212)    $ (346,524)
                                                                         ==========    ==========    =========    ===========
Basic and diluted earnings per share:
   As reported.......................................................... $   (1.63)    $   (7.49)    $  (2.42)    $   (10.71)
   Pro forma............................................................ $   (1.65)    $   (7.53)    $  (2.47)    $   (10.77)

NOTE 7 - EARNINGS PER SHARE

Earnings per share have been computed pursuant to the provisions of SFAS No. 128, "Earnings Per Share." Computations of basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands, except per share amounts):

                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                    2003             2002          2003              2002
                                                                    ----             ----          ----              ----
Net loss applicable to common stockholders                     $   (54,374)      $ (243,816)     $ (80,338)     $ (344,668)
                                                               ============      ===========     ==========     ===========

Number of shares:
     Weighted average shares outstanding -
       basic and diluted                                             33,358           32,548         33,225          32,179
                                                               ============      ===========    ===========     ===========

Per share amount:
     Loss applicable to common stockholders -
        basic and diluted                                      $     (1.63)      $    (7.49)    $    (2.42)     $   (10.71)
                                                               ============      ===========    ===========     ===========

The preferred stock and RSUs are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the preferred stock and the RSUs as if the preferred stock and the

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RSUs had been converted into common stock. Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share" requires that the participating securities be included in the computation of basic earnings per share if the effect of inclusion is dilutive. Vested RSUs are always included in the computation of basic earnings per share as they are considered equivalent to common stock. For all other participating securities, the Company's accounting policy requires the use of the two-class method to determine whether the inclusion of such securities is dilutive or not. For the three and nine months ended September 30, 2003 and 2002, preferred stock and non-vested RSUs were excluded from the calculation of basic earnings per share as the results were anti-dilutive.

For the three and nine months ended September 30, 2003, 1,995,305 stock options, 471,487 performance shares, 235,704 non-vested deferred shares, 120,329 non-vested RSUs, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive. Due to the loss from continuing operations before cumulative effect of accounting change and after amortization of deemed dividend and accretion of preferred stock for the three and nine months ended September 30, 2002, 1,686,555 stock options, 603,003 performance shares, 552,639 non-vested deferred shares, 47,677 non-vested RSUs, 50,000 redeemable preferred shares, and 1,600,000 warrants were excluded from the calculation of diluted earnings per share as the result would have been anti-dilutive.

NOTE 8 - COMPREHENSIVE LOSS

The after-tax component of comprehensive loss for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

                                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      2003           2002             2003          2002
                                                                      ----           ----             ----          ----

     Net loss                                                   $    (52,394)   $   (243,164)    $   (75,843)  $  (299,155)
     Other comprehensive loss:
       Reclassification adjustment for realized gain on
              securities sold, net of taxes of $0.3 million                 -               -               -         (808)
       Reclassification adjustment for cash flow
          hedges, net of taxes of $0.6 million                              -               -               -           863
       Change in accumulated translation adjustment                        43           (263)             271         (591)
                                                                -------------   -------------    ------------  ------------

     Total comprehensive loss                                   $    (52,351)   $   (243,427)    $   (75,572)  $  (299,691)
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

At September 30, 2003, PM Germany has a note receivable from Neue Medien Ulm Holdings GmbH ("Neue Medien") of $0.4 million. Neue Medien has ownership interests in PM Germany. This amount is included in the notes receivable balance on the consolidated balance sheets.

NOTE 10 - RESTRUCTURING CHARGES

THIRD QUARTER 2003 CHARGES AND ADJUSTMENTS

In the third quarter of 2003, the Company recorded a restructuring charge of $1.5 million, net of adjustments of $0.8 million. The charge includes $1.0 million of employee termination costs, primarily severance and benefit costs. In addition, the Company recorded facility closing costs of $1.3 million, net of estimated sublease rentals, related to the partial closure of office space at one location under a long term lease expiring in 2010. The related operations were relocated to a different floor at the same location where the Company leases only part of the floor. This partial floor had been previously vacated by the Company as part of its

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

second quarter 2002 restructuring efforts. As a result, the restructuring accrual, net of estimated sub-lease rentals, related to the partial floor that was re-occupied was reversed in the amount of approximately $0.8 million.

SECOND QUARTER 2003 CHARGES AND ADJUSTMENTS

In the second quarter of 2003, the Company recorded a restructuring charge of $0.8 million. The charge includes $0.4 million of employee termination costs, primarily severance and benefits costs. The charge also includes $0.3 million of facility closing costs associated with the partial closure of office space at one location under a long term lease expiring in 2009, net of estimated sublease rentals. Charges for other exit costs of $0.1 million include costs associated with the cancellation of certain contractual obligations.

In the second quarter 2003, the Company made an adjustment of $0.5 million to the restructuring charge for an office lease originally recorded in the second quarter 2002 resulting primarily from the bankruptcy filing by the sublessee of the property.

2002 AND 2001 CHARGES

As of September 30, 2003, a majority of the restructuring initiatives undertaken in 2002 and 2001, including the elimination of nearly 716 positions, the closure of nearly 30 Penton offices worldwide and the cancellation of other contractual obligations, primarily trade show venue contracts, hotel contracts and service agreements, have been completed. As of September 30, 2003, all employees whose positions were eliminated have left the Company. The Company has vacated the offices for which a restructuring charge has been recorded. However, Penton remains ultimately liable for all lease payments, which are expected to continue through 2013.

SUMMARY OF 2003 RESTRUCTURING ACTIVITIES

The following table summarizes quarterly charges, adjustments, cash amounts paid and the ending accrual balance at September 30, 2003 for all restructuring activities during the first nine months of 2003 (in thousands):

                                             SEVERANCE
                                             AND OTHER            FACILITY        OTHER
DESCRIPTION                                PERSONNEL COSTS      CLOSING COSTS   EXIT COSTS        TOTAL
-----------                              -----------------    --------------    ----------     -----------

Accrual at December 31, 2002              $          5,123     $      10,786     $   1,015      $   16,924
First quarter adjustments                              (9)                48         (112)            (73)
Second quarter charges                                 428               322            99             849
Second quarter adjustments                               2               474           (2)             474
Third quarter charges                                  956             1,292            38           2,286
Third quarter adjustments                               19           (1,082)           233           (830)
Cash payments                                      (5,227)           (2,376)         (946)         (8,549)
                                          ----------------     -------------     ---------      ----------
Accrual at September 30, 2003             $          1,292     $       9,464     $     325      $   11,081
                                          ================     =============     =========      ==========


The majority of severance costs are expected to be fully paid by the first quarter of 2005. Facility closing costs include long-term leases and are expected to be paid through 2013, while the balance of other exist costs are expected to be paid by the end of 2004.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restructuring charges by segment, net of adjustments, for the nine months ended September 30, 2003, are as follows:

                                  FIRST           SECOND            THIRD
                                 QUARTER          QUARTER          QUARTER
                               ADJUSTMENTS     CHARGES, NET     CHARGES, NET          TOTAL
                             --------------   --------------    ------------      --------------
Industry Media               $         (48)   $          216    $        475      $          643
Technology Media                         45            1,103             282               1,430
Lifestyle Media                           -               45               -                  45
Retail Media                              -                -             633                 633
Corporate                              (70)             (41)              66                (45)
                             --------------   --------------    ------------      --------------
Total                        $         (73)   $        1,323    $      1,456      $        2,706
                             ==============   ==============    ============      ===============

These amounts are included in restructuring charges and other expenses in the accompanying consolidated statements of operations.

NOTE 11 - SEGMENT INFORMATION

Penton has four segments, which derive their revenues from the production of publications, trade shows, and conferences and online media products, including Web sites serving customers in 12 industry sectors. Penton measures segment profitability using adjusted segment EBITDA. Adjusted segment EBITDA is defined as operating income (loss) before depreciation and amortization, provision for loan impairment, restructuring charges and other expenses, non-cash compensation, impairment of assets and corporate and shared service general and administrative costs. Corporate and shared service general and administrative costs include functions such as finance, accounting, human resources, and information systems, which are not allocated to each segment. Previously, certain of these shared service costs were allocated to segments. In 2003, management decided to evaluate the performance of the segments before such costs. Adjusted segment EBITDA for the three and nine months ended September 30, 2002 has been restated to conform to the current year presentation, which does not allocate these costs. Management believes that this is a more meaningful presentation.

Summary information by segment for the three months ended September 30, 2003 and 2002, adjusted for discontinued operations, is as follows (in thousands):

                                  INDUSTRY         TECHNOLOGY         LIFESTYLE        RETAIL
                                    MEDIA             MEDIA             MEDIA           MEDIA            TOTAL
                                  --------         ----------         ---------        ------            -----
     2003
       Revenues                 $    20,634       $   14,256         $  10,340       $    8,889        $   54,119
       Adjusted EBITDA          $     4,249       $      811         $   4,800       $    2,917        $   12,777

     2002
       Revenues                 $    22,584       $   15,794         $   3,256       $    5,560        $   47,194
       Adjusted EBITDA          $     4,295       $  (3,014)         $    (82)       $    1,361        $    2,560

Summary information by segment for the nine months ended September 30, 2003 and 2002, adjusted for discontinued operations, is as follows (in thousands):

                                  INDUSTRY         TECHNOLOGY         LIFESTYLE        RETAIL
                                    MEDIA             MEDIA             MEDIA           MEDIA            TOTAL
                                  --------         ----------         ---------        ------            -----

     2003
       Revenues                 $    60,994       $   49,532         $  28,751       $   19,700        $  158,977
       Adjusted EBITDA          $    12,313       $    4,876         $  13,435       $    5,099        $   35,723

     2002
       Revenues                 $    67,746       $   67,007         $  22,010       $   14,506        $  171,269
       Adjusted EBITDA          $    11,895       $      754         $   8,452       $    2,585        $   23,686

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Segment revenues, all of which are realized from external customers, equal Penton's consolidated revenues. The following is a reconciliation of Penton's total adjusted segment EBITDA to loss from continuing operations before income taxes and cumulative effect of accounting change (in thousands):

                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                              2003             2002             2003             2002
                                                              ----             ----             ----             ----

    Total adjusted segment EBITDA                       $       12,777   $      2,560     $       35,723   $    23,686
    Depreciation and amortization                              (3,320)        (5,156)           (10,823)      (14,846)
    Provision for loan impairment                                    -              -            (7,600)             -
    Restructuring charges and other expenses                   (1,519)        (3,340)            (3,336)      (10,782)
    Impairment of assets                                      (45,797)      (223,288)           (45,797)     (223,424)
    Non cash compensation                                         (48)          (231)            (1,316)       (1,775)
    Gain on sale of investments                                      -              -                  -         1,491
    Interest expense                                          (10,480)        (9,532)           (30,230)      (28,452)
    Interest income                                                102            133                339           586
    Gain on extinguishment of debt                                   -              -                  -           277
    Miscellaneous, net                                              38            163              (270)         (177)
    General and administrative costs                           (4,482)        (3,599)           (13,355)      (14,440)
                                                        --------------   ------------     --------------   -----------
    Loss from continuing operations before income
     taxes and cumulative effect of accounting change   $     (52,729)   $  (242,290)     $     (76,665)   $ (267,856)
                                                        ==============   ============     ==============   ===========

NOTE 12 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The following schedules set forth condensed consolidating balance sheets as of September 30, 2003, and December 31, 2002, and condensed consolidating statements of operations for the three and nine months ended September 30, 2003 and 2002, and condensed consolidating statements of cash flows for the nine months ended September 30, 2003 and 2002. In the following schedules, "Parent" refers to Penton Media, Inc., "Guarantor Subsidiaries" refers to Penton's wholly owned domestic subsidiaries, and "Non-guarantor Subsidiaries" refers to Penton's foreign subsidiaries. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in Penton's subsidiaries.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 --  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2003

                                                                 GUARANTOR   NON-GUARANTOR                      PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   ------------   ------------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and cash equivalents                  $      38,967  $         167  $       2,900   $           -  $      42,034
    Restricted cash                                        -              -            183               -            183
    Accounts receivable, net                          20,766          6,517          4,665               -         31,948
    Income taxes receivable                               72              -            217               -            289
    Notes receivable                                       -              -            465               -            465
    Inventories                                          579            365              5               -            949
    Prepayments, deposits and other                    5,369            217          2,806               -          8,392
                                               -------------  -------------  -------------   -------------  -------------
                                                      65,753          7,266         11,241               -         84,260
                                               -------------  -------------  -------------   -------------  -------------

    Property, plant and equipment, net                15,541          2,521          1,400               -         19,462
    Goodwill, net                                    122,290         90,754          1,367               -        214,411
    Other intangibles, net                            13,814          6,099            200               -         20,113
    Other                                                  -              -            438               -            438
    Investments (1)                                (170,747)              -              -         170,747              -
                                               -------------  -------------  -------------   -------------  -------------
                                                    (19,102)         99,374          3,405         170,747        254,424
                                               -------------  -------------  -------------   -------------  -------------
                                               $      46,651  $     106,640  $      14,646   $     170,747  $     338,684
                                               =============  =============  =============   =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued expenses      $      28,618  $       3,571  $       2,287   $           -  $      34,476
    Accrued compensation and benefits                  6,349          1,133            127               -          7,609
    Unearned income                                    9,683          3,680          6,766               -         20,129
                                               -------------  -------------  -------------   -------------  -------------
                                                      44,650          8,384          9,180               -         62,214
                                               -------------  -------------  -------------   -------------  -------------

Long-term liabilities and deferred credits:
    Senior secured notes, net of discount             80,011         76,873              -               -        156,884
    Senior subordinated notes, net of discount        87,530         84,098              -               -        171,628
    Net deferred pension credits                      14,506              -              -               -         14,506
    Intercompany advances                          (106,520)         67,396         32,766           6,358              -
    Other accrued expenses                             5,127          2,675          4,303               -         12,105
                                               -------------  -------------  -------------   -------------  -------------
                                                      80,654        231,042         37,069           6,358        355,123
                                               -------------  -------------  -------------   -------------  -------------

Mandatorily redeemable convertible
       preferred stock                                50,669              -              -               -         50,669
Redeemable common stock                                   10              -              -               -             10
Stockholders' deficit:
    Common stock and capital in excess
       of par value                                  230,704        209,653         16,615       (226,268)        230,704
    Retained deficit                               (355,443)      (342,439)       (45,512)         387,951      (355,443)
    Notes receivable officers, net                   (1,887)              -              -               -        (1,887)
    Accumulated other comprehensive loss             (2,706)              -        (2,706)           2,706        (2,706)
                                               -------------  -------------  -------------   -------------  -------------
                                                   (129,332)      (132,786)       (31,603)         164,389      (129,332)
                                               -------------  -------------  -------------   -------------  -------------
                                               $      46,651  $     106,640  $      14,646   $     170,747  $     338,684
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

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2002

                                                                 GUARANTOR   NON-GUARANTOR                      PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   ------------   ------------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and cash equivalents                  $       5,165  $         460  $       1,146   $           -  $       6,771
    Restricted cash                                      241              -            436               -            677
    Accounts receivable, net                          21,120          8,784          4,938               -         34,842
    Income taxes receivable                           33,470         19,895            182               -         53,547
    Notes receivable                                       -              -          2,124               -          2,124
    Inventories                                          757            262              6               -          1,025
    Prepayments, deposits and other                    2,299            821          1,974               -          5,094
    Current assets of discontinued operations          2,049              -              -               -          2,049
                                               -------------  -------------  -------------   -------------  -------------
                                                      65,101         30,222         10,806               -        106,129
                                               -------------  -------------  -------------   -------------  -------------

    Property, plant and equipment, net                18,717          3,116          2,084               -         23,917
    Goodwill, net                                    122,651        124,891          4,430               -        251,972
    Other intangibles, net                            15,742         13,339          3,673               -         32,754
    Investment in subsidiaries (1)                  (98,098)              -              -          98,098              -
                                               -------------  -------------  -------------   -------------  -------------
                                                      59,012        141,346         10,187          98,098        308,643
                                               -------------  -------------  -------------   -------------  -------------
                                               $     124,113  $     171,568  $      20,993   $      98,098  $     414,772
                                               =============  =============  =============   =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Senior secured credit facility             $       4,500  $           -  $           -   $           -  $       4,500
    Accounts payable and accrued expenses             25,504          5,388          2,927               -         33,819
    Accrued compensation and benefits                 10,713          1,031             91               -         11,835
    Unearned income                                   13,619          5,296          4,111               -         23,026
    Current liabilities of discontinued operations     1,050              -              -               -          1,050
                                               -------------  -------------  -------------   -------------  -------------
                                                      55,386         11,715          7,129               -         74,230
                                               -------------  -------------  -------------   -------------  -------------

Long-term liabilities and deferred credits:
    Senior secured notes, net of discount             79,966         76,831              -               -        156,797
    Senior subordinated notes, net of discount        87,426         83,997              -               -        171,423
    Note payable                                           -              -            417               -            417
    Net deferred pension credits                      13,762              -              -               -         13,762
    Intercompany advances                          (102,694)         65,062         31,545           6,087              -
    Other accrued expenses                             5,176          2,934          4,942               -         13,052
                                               -------------  -------------  -------------   -------------  -------------
                                                      83,636        228,824         36,904           6,087        355,451
                                               -------------  -------------  -------------   -------------  -------------

Mandatorily redeemable convertible
    preferred stock                                   46,174              -              -               -         46,174
Redeemable common stock                                1,118              -              -               -          1,118
Stockholders' deficit:
    Common stock and capital in excess
      of par value                                   230,096        209,653         16,614       (226,267)        230,096
    Retained deficit                               (279,600)      (278,624)       (36,677)         315,301      (279,600)
    Notes receivable officers                        (9,720)              -              -               -        (9,720)
    Accumulated other comprehensive loss             (2,977)              -        (2,977)           2,977        (2,977)
                                               -------------  -------------  -------------   -------------  -------------
                                                    (62,201)       (68,971)       (23,040)          92,011       (62,201)
                                               -------------  -------------  -------------   -------------  -------------
                                               $     124,113  $     171,568  $      20,993   $      98,098  $     414,772
                                               =============  =============  =============   =============  =============

(1)  Reflects investments in subsidiaries utilizing the equity method.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                                                 GUARANTOR   NON-GUARANTOR                      PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   ------------   ------------
                                                                           (DOLLARS IN THOUSANDS)

REVENUES                                       $      38,236  $      10,240  $       5,643   $           -  $      54,119
                                               -------------  -------------  -------------   -------------  -------------

OPERATING EXPENSES:
    Editorial, production and circulation             16,530          4,806          2,164               -         23,500
    Selling, general and administrative               12,204          7,106          3,062               -         22,372
    Impairment of assets                                 363         39,550          5,884               -         45,797
    Restructuring charges and other expenses             659            716            144               -          1,519
    Depreciation and amortization                      2,048            815            457               -          3,320
                                               -------------  -------------  -------------   -------------  -------------
                                                      31,804         52,993         11,711               -         96,508
                                               -------------  -------------  -------------   -------------  -------------

OPERATING INCOME (LOSS)                                6,432       (42,753)        (6,068)               -       (42,389)
                                               -------------  -------------  -------------   -------------  -------------

OTHER INCOME (EXPENSE):
    Interest expense, net of income earned           (5,275)        (5,029)           (74)               -       (10,378)
    Equity in losses of subsidiaries                (53,631)              -              -          53,631              -
    Miscellaneous, net                                  (22)              1             59               -             38
                                               -------------  -------------  -------------   -------------  -------------
                                                    (58,928)        (5,028)           (15)          53,631       (10,340)
                                               -------------  -------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                    (52,496)       (47,781)        (6,083)          53,631       (52,729)

Benefit (provision) for income taxes                       3            (5)            238               -            236
                                               -------------  -------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS                     (52,493)       (47,786)        (5,845)          53,631       (52,493)

Income from operations of discontinued
    components                                            99              -              -               -             99
                                               -------------  -------------  -------------   -------------  -------------
NET LOSS                                       $    (52,394)  $    (47,786)  $     (5,845)   $      53,631  $    (52,394)
                                               =============  =============  =============   =============  =============


                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                                                 GUARANTOR   NON-GUARANTOR                      PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   ------------   ------------
                                                                           (DOLLARS IN THOUSANDS)
REVENUES                                       $      33,145  $      12,032  $       2,017   $           -  $      47,194
                                               -------------  -------------  -------------   -------------  -------------

OPERATING EXPENSES:
    Editorial, production and circulation             16,656          5,803            699               -         23,158
    Selling, general and administrative                5,934         16,865          2,507               -         25,306
    Impairment of assets                                   -        196,638         26,650               -        223,288
    Restructuring charges and other expenses           2,795            401            144               -          3,340
    Depreciation and amortization                      2,218          2,591            347               -          5,156
                                               -------------  -------------  -------------   -------------  -------------
                                                      27,603        222,298         30,347               -        280,248
                                               -------------  -------------  -------------   -------------  -------------

OPERATING INCOME (LOSS)                                5,542      (210,266)       (28,330)               -      (233,054)
                                               -------------  -------------  -------------   -------------  -------------

OTHER INCOME (EXPENSE):
    Interest expense, net of income earned           (5,439)        (3,888)           (72)               -        (9,399)
    Equity in losses of subsidiaries               (241,896)              -              -         241,896              -
    Miscellaneous, net                                 (106)              -            269               -            163
                                               -------------  -------------  -------------   -------------  -------------
                                                   (247,441)        (3,888)            197         241,896        (9,236)
                                               -------------  -------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                   (241,899)      (214,154)       (28,133)         241,896      (242,290)

Benefit (provision) for income taxes                   (563)              -            391               -          (172)
                                               -------------  -------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS                    (242,462)      (214,154)       (27,742)         241,896      (242,462)
                                               -------------  -------------  -------------   -------------  -------------

Loss from operations of discontinued
    components                                         (702)              -              -               -          (702)
                                               -------------  -------------  -------------   -------------  -------------
NET LOSS                                       $   (243,164)  $   (214,154)  $    (27,742)   $     241,896  $   (243,164)
                                               =============  =============  =============   =============  =============


                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                 GUARANTOR   NON-GUARANTOR                      PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   ------------   ------------
                                                                           (DOLLARS IN THOUSANDS)
REVENUES                                       $     112,066   $     33,257  $      13,654   $           -  $     158,977
                                               -------------  -------------  -------------   -------------  -------------
OPERATING EXPENSES:
    Editorial, production and circulation             47,642         15,992          5,686               -         69,320
    Selling, general and administrative               36,834         22,809          8,962               -         68,605
    Impairment of assets                                 363         39,550          5,884               -         45,797
    Provision for loan impairment                      7,600              -              -               -          7,600
    Restructuring charges and other expenses           1,328          1,323            685               -          3,336
    Depreciation and amortization                      6,725          2,764          1,334               -         10,823
                                               -------------  -------------  -------------   -------------  -------------
                                                     100,492         82,438         22,551               -        205,481
                                               -------------  -------------  -------------   -------------  -------------

OPERATING INCOME (LOSS)                               11,574       (49,181)        (8,897)               -       (46,504)
                                               -------------  -------------  -------------   -------------  -------------

OTHER INCOME (EXPENSE):
    Interest expense, net of income earned          (15,176)       (14,482)          (233)               -       (29,891)
    Equity in losses of subsidiaries                (72,649)              -              -          72,649              -
    Miscellaneous, net                                 (391)          (146)            267               -          (270)
                                               -------------  -------------  -------------   -------------  -------------
                                                    (88,216)       (14,628)             34          72,649       (30,161)
                                               -------------  -------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                    (76,642)       (63,809)        (8,863)          72,649       (76,665)

Benefit (provision) for income taxes                   (134)           (15)            194               -             45
                                               -------------  -------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS                     (76,776)       (63,824)        (8,669)          72,649       (76,620)

Income (loss) from operations of discontinued
    components                                           933              9          (165)               -            777
                                               -------------  -------------  -------------   -------------  -------------
NET LOSS                                       $    (75,843)  $    (63,815)  $     (8,834)   $      72,649  $    (75,843)
                                               =============  =============  =============   =============  =============


                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                 GUARANTOR   NON-GUARANTOR                      PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   ------------   ------------
                                                                           (DOLLARS IN THOUSANDS)
REVENUES                                       $     112,013  $      45,928  $      13,328   $           -  $     171,269
                                               -------------  -------------  -------------   -------------  -------------

OPERATING EXPENSES
    Editorial, production and circulation             49,810         20,739          5,152               -         75,701
    Selling, general and administrative               43,546         34,867          9,684               -         88,097
    Impairment of assets                                 136        196,638         26,650               -        223,424
    Restructuring charges                              9,095            401          1,286               -         10,782
    Depreciation and amortization                      6,458          7,316          1,072               -         14,846
                                               -------------  -------------  -------------   -------------  -------------
                                                     109,045        259,961         43,844               -        412,850
                                               -------------  -------------  -------------   -------------  -------------

OPERATING INCOME (LOSS)                                2,968      (214,033)       (30,516)               -      (241,581)
                                               -------------  -------------  -------------   -------------  -------------

OTHER INCOME (EXPENSE):
    Interest expense, net of interest earned        (16,022)       (11,624)          (220)               -       (27,866)
    Gain on extinguishment of debt                       277              -              -               -            277
    Gain on sale of investments                        1,491              -              -               -          1,491
    Equity in losses of subsidiaries               (295,308)              -              -         295,308              -
    Miscellaneous, net                                 (467)              -            290               -          (177)
                                               -------------  -------------  -------------   -------------  -------------
                                                   (310,029)       (11,624)             70         295,308       (26,275)
                                               -------------  -------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES AND CUMULATIVE
    EFFECTS OF ACCOUNTING CHANGE                   (307,061)      (225,657)       (30,446)         295,308      (267,856)

Benefit (provision) for income taxes                   9,236              -            495               -          9,731
                                               -------------  -------------  -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
      CUMULATIVE EFFECT OF ACCOUNTING CHANGE       (297,825)      (225,657)       (29,951)         295,308      (258,125)

Loss from operations of discontinued
    components                                       (1,330)              -              -               -        (1,330)

Cumulative effect of accounting change                     -       (34,572)        (5,128)               -       (39,700)
                                               -------------  -------------  -------------   -------------  -------------

NET LOSS                                       $   (299,155)  $   (260,229)  $    (35,079)   $     295,308  $   (299,155)
                                               =============  =============  =============   =============  =============


                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


                                                                     GUARANTOR    NON-GUARANTOR                      PENTON
                                                       PARENT      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -------------  -------------   -------------   ------------   ------------
                                                                               (DLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES        $      38,557  $          142   $        612   $         -  $       39,311

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                 (1,801)           (428)           (94)             -         (2,323)
    Earnouts paid                                              -             (7)              -             -             (7)
    Proceeds from sale of discontinued components          3,250               -              -             -           3,250
                                                   -------------  --------------  -------------  ------------  --------------
      Net cash provided by (used for)
         investing activities                              1,449           (435)           (94)             -             920
                                                   -------------  --------------  -------------  ------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of senior secured credit facility          (4,500)               -              -             -         (4,500)
    Proceeds from note receivable, net                         -               -          1,659             -           1,659
    Payment of note payable                                    -               -          (417)             -           (417)
    Employee stock purchase plan payments                  (107)               -            (6)             -           (113)
    Proceeds from repayment of officers loans                250               -              -             -             250
    Payment of financing costs                           (1,917)               -              -             -         (1,917)
                                                   -------------  --------------  -------------  ------------  --------------
        Net cash provided by (used for)
         financing activities                            (6,274)               -          1,236             -         (5,038)
                                                   -------------  --------------  -------------  ------------  --------------

Effect of exchange rate changes on cash                       70               -              -             -              70
                                                   -------------  --------------  -------------  ------------  --------------
        Net increase (decrease) in cash and
          equivalents                                     33,802           (293)          1,754             -          35,263
Cash and equivalents at beginning of period                5,165             460          1,146             -           6,771
                                                   -------------  --------------  -------------  ------------  --------------
Cash and equivalents at end of period              $      38,967  $          167  $       2,900  $          -  $       42,034
                                                   =============  ==============  =============  ============  ==============


                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12-- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                     GUARANTOR   NON-GUARANTOR                      PENTON
                                                      PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -------------  -------------  -------------   ------------   ------------
                                                                               (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
    ACTIVITIES                                     $       1,483  $      (7,380)   $      7,022   $         -  $        1,125
                                                   -------------  --------------   ------------   -----------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                 (2,418)           (102)          (380)             -         (2,900)
    Earnouts paid                                          (687)            (41)        (4,792)             -         (5,520)
    Proceeds from sale of Jupitermedia Corporation
       stock                                                   -           5,801              -             -           5,801
                                                   -------------  --------------  -------------  ------------  --------------
      Net cash provided by (used for)
         investing activities                            (3,105)           5,658        (5,172)             -         (2,619)
                                                   -------------  --------------  -------------  ------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of mandatorily
       redeemable convertible preferred stock             46,111               -              -             -          46,111
    Proceeds from issuance of senior secured notes        79,926          76,791              -             -         156,717
    Repayment of senior subordinated notes               (4,271)         (4,104)              -             -          (8,375)
    Repayment of senior credit facility                (180,587)               -              -             -        (180,587)
    Payment of short term note payable                         -               -        (2,804)             -          (2,804)
    Employee stock purchase plan                           (351)               -            (8)             -            (359)
    Payment of financing costs                           (9,450)               -              -             -          (9,450)
    Proceeds from repayment of
      officers/directors loans                              703               -               -             -             703
                                                   -------------  --------------  -------------  ------------  --------------
        Net cash provided by (used for)
         financing activities                           (67,919)          72,687        (2,812)             -           1,956
                                                   -------------  --------------  -------------  ------------  --------------

    Effect of exchange rate                                   21               -              -             -              21
                                                   -------------  --------------  -------------  ------------  --------------
        Net increase (decrease) in cash and
             equivalents                                (69,520)          70,965          (962)             -             483
    Cash and equivalents at beginning of period           14,518           1,993          3,680             -          20,191
                                                   -------------  --------------  -------------  ------------  --------------
        Cash and equivalents at end of period      $    (55,002)  $       72,958  $       2,718  $          -  $       20,674
                                                   =============  ==============  =============  ============  ==============

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
          ACTIVITIES

The following transactions did not provide for or require the use of cash and accordingly, are not reflected in the condensed consolidated statements of cash flows.

For the nine months ended September 30, 2003, Penton issued 20,835 shares under the Management Stock Purchase Plan, 372,916 deferred shares and 30,516 performance shares to several officers and other key employees. In addition, in February 2003, 618,850 stock options, 99,876 RSUs and 391,360 deferred shares were granted. Furthermore, for the nine months ended September 30, 2003, Penton recorded amortization of deemed dividend and accretion on preferred stock of $4.5 million.

For the nine months ended September 30, 2002, Penton issued 527,951 common shares as contingent consideration, 17,472 shares under the Management Stock Purchase Plan, 37,100 shares under the Deferred Shares Plan and 50,000 shares under the Performance Share Plan to certain officers and other key employees. In addition, three executives returned a total of 115,712 shares to the Company to pay down a portion of the executive loan balance and to cover taxes for shares issued under the Performance Share Plan. The returned shares were recorded as treasury stock. Furthermore, for the nine months ended September 30, 2002, Penton recorded amortization of deemed dividend and accretion on preferred stock of $45.5 million.

NOTE 14 - INCOME TAXES

The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). As of December 31, 2002 and September 30, 2003 the valuation allowance for its net deferred tax assets and net operating loss carryforwards totaled $36.2 million and $49.7 million, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future results. Penton considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. Although Penton believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause Penton's results to differ materially from those indicated by such forward-looking statements, including, among other factors, fluctuations in advertising revenue with general economic cycles; economic uncertainty exacerbated by potential terrorist attacks on the United States or the impact of the war with Iraq, and related geopolitical events; the performance of our natural products industry trade shows; the seasonality of revenue from trade shows and conferences; our ability to launch new products that fit strategically with and add value to our business; our ability to penetrate new markets internationally; increases in paper and postage costs; the effectiveness of our cost-saving efforts; the infringement or invalidation of Penton's intellectual property rights; pending litigation; government regulation; competition; technological change; and international operations.

Except as expressly required by the federal securities laws, Penton does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.

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

RECENT DEVELOPMENTS

NEW CREDIT FACILITY

In August 2003, the Company replaced its senior secured credit facility with a new four-year loan and security agreement. Pursuant to the terms of the revolving loan and security agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.5x the Company's last 12 months adjusted EBITDA measured monthly during the first year, 2.25x during the second year and 2.0x thereafter; (iii) 40% of the Company's last six months of revenues; or (iv) 25% of the Company's enterprise value, as determined annually by a third party. The revolving credit facility bears interest at LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%.

The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months EBITDA to 2.5x through March 31, 2004, 2.25x from June 30, 2004 through March 31, 2005 and 2.0x thereafter. The loan agreement permits the Company to sell assets of up to $12.0 million in the aggregate during the term or $5.0 million in any single asset sale; and complete acquisitions of up to $5.0 million per year. Included in the loan agreement is a stand-by letter of credit of $0.1 million required by one of the Company's facility leases. The amount of the letter of credit reduces the availability under the credit facility. As of September 30, 2003, no amounts were drawn under the stand-by letter of credit. Costs representing bank fees and other professional fees of $1.8 million are being amortized over the life of the loan agreement. As of September 30, 2003, $39.9 million was available under the loan agreement. There were no amounts outstanding.

During the third quarter of 2003, approximately $1.0 million of unamortized financing fees related to the previous credit facility were written off. This charge has been classified as part of interest expense in the consolidated statements of operations.

DELISTING

On June 11, 2003, the Company received notice from the New York Stock Exchange ("NYSE") that it would begin delisting procedures related to the Company's common stock. The NYSE reached its decision because the Company was unable to comply with the NYSE's continued listing criteria, which included minimal levels for stock price, market capitalization, and stockholders' equity. On June 17, 2003, trading of the Company's common stock was transferred from the NYSE to the Over-the-Counter Bulletin Board, and is currently traded under the symbol PTON.

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

AMENDED CREDIT FACILITY

In January 2003, the Company amended its senior secured credit facility, which was replaced in August 2003, as discussed above. The amended agreement permitted the Company to sell certain properties in excess of the $5.0 million aggregate limit required by the original amended agreement. In return, the revolving commitment was reduced from $40.0 million to $32.0 million. At the end of January 2003, when the aggregate sum of Penton's cash and cash equivalents exceeded $40.0 million, an additional one-time reduction of $10.0 million was required under the amended credit facility. Furthermore, upon the sale of PTS, as discussed above, the revolving commitment was further reduced by 50% of the aggregate gross proceeds, as defined, from this sale, or approximately $1.9 million. The amended facility allowed for additional asset sales, transfers, leases, and other dispositions and the issuance of equity interests by our subsidiaries up to a maximum of approximately $3.6 million. The amended facility also increased the maximum commitment fee from 0.50% to 0.75%. The commitment under the credit facility was scheduled to decrease by 15% in 2003, 30% in 2004, 35% in 2005 and 20% in 2006.

The reduction of the revolver from $40.0 million to $20.1 million in January 2003 resulted in the write-off of unamortized financing fees of $0.9 million. This charge has been classified as part of interest expense in the consolidated statements of operations.

TAX REFUND

In January 2003, the Company received a tax refund of $52.7 million.

REVERSE STOCK SPLIT

In February 2003, Penton's Board of Directors approved a proposal to effect a reverse stock split to be submitted for stockholder approval at the Company's annual meeting on June 12, 2003. This corrective share action was part of a plan submitted by Penton to the NYSE to meet the Exchange's $1.00 stock price listing requirement. At its annual meeting, stockholders voted to approve the reverse stock split, which gave the Company's Board of Directors the authority to effect a reverse split at one of three ratios within one year. Due to the Company's delisting, as noted above, the Board of Directors does not expect to act on its authority to effect the reverse split in the near term.

PREFERRED STOCK LEVERAGE RATIO EVENT OF NON-COMPLIANCE

An event of non-compliance continues to exist under our Series B Convertible Preferred Stock because the Company's leverage ratio (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. When the event of non-compliance initially occurred on April 1, 2003, the holders of a majority of the preferred stock were able to nominate two additional members to our Board of Directors. Since the event of non-compliance was not cured by June 30, 2003, the holders of a majority of the preferred stock then outstanding had the right to elect one less than a minimum majority of our Board of Directors. As the holders of the preferred stock already maintained one less than a minimum majority of our board, no change was necessary. In addition, upon the occurrence of this event of non-compliance, the 5% dividend rate on the preferred stock increased by one percentage point as of April 1, July 1, and October 1, 2003 and the rate may increase by one percentage point each subsequent quarter, up to a maximum rate of 10%. The dividend rate is currently 8%. The conversion price on the preferred stock decreased by $0.76 as of April 1, July 1, and October 1, 2003 and may decrease by $0.76 each subsequent quarter up to a maximum reduction of $3.80. The conversion price is currently $5.33. The conversion price will adjust to what it would have been absent such event (to the extent of any preferred shares still outstanding) once the leverage ratio is less than 7.5. Furthermore, the dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5. Under the preferred stock agreement, if the leverage ratio exceeds 7.5 for four consecutive quarters, the preferred stockholders will have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. The Company is not expected to be able to correct the event of non-compliance before the maximum dividend rate and conversion price reductions are reached. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or the loan agreement. As such, there will not be an acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences do not result in any cash outflow from the Company.

Under the conversion terms of the preferred stock, each holder has a right to convert dividends into additional shares of common stock. At September 30, 2003, no dividends have been declared. However, in light of each holder's conversion right and considering the increase in the dividend rate and the concurrent reduction of the conversion price as noted above, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). All such accruals have been reported as an increase in the carrying value of the preferred stock and a charge to additional paid in capital in light of the stockholder's deficit.

REDEEMABLE COMMON STOCK

In March 2003, it was discovered that certain Company employees had purchased approximately 1.1 million shares of common stock in the Company's 401(k) plan, from May 2001 through March 2003, which were not registered under the federal securities laws (the "unregistered purchases"). As a result, such purchasers of our common stock during that period have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase, unless the employees have released the Company from such obligations as noted below. Any rescissionary rights will lapse one year from the date of any such purchase. The Company may also be subject to civil and other penalties by regulatory authorities. The unregistered purchases did not cause an event of default under the 10 3/8% Senior Subordinated Notes ("Subordinated Notes"), the 11 7/8% Senior Secured Notes ("Secured Notes") or the senior secured credit facility. However, an event of default could occur as an indirect result of the unregistered purchases, if for instance, such unregistered purchases lead to restricted payments under the indentures and/or our loan agreement. On March 31, 2003, the Company filed a Form S-8 registration and registered 6.0 million additional shares to be offered under the 401(k) plan.

In April 2003, the Company offered to reimburse employees who had purchased Penton common stock through the Company's 401(k) plan between March 25, 2002 and March 25, 2003. Employees who signed the release were reimbursed the amount by which the price they paid for the common stock exceeded the closing price of the stock on the date they executed the release, or if the stock had been sold, the amount by which the price paid by the employee exceeded the sale price. Employees who did not sign the release by May 22, 2003, retain any rights they may have under the Federal securities laws. Over 80% of the employees who were offered the reimbursement have accepted the terms of the release, representing a liability of approximately $0.6 million, which was deposited into each individual's 401(k) account in July 2003. This amount was included in restructuring charges and other expenses in the consolidated statements of operations in the second quarter of 2003.

At September 30, 2003, the Company classified 13,518 shares, related to the potential rescissionary rights, outside of stockholders' deficit because the redemption of the stock is not within the control of the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE
THREE MONTHS ENDED SEPTEMBER 30, 2002

CONSOLIDATED RESULTS

The following table summarizes our results of operations for the three months ended September 30, 2003 and 2002 (in thousands, except per share data).

                                                             2003              2002           VARIANCE
                                                             ----              ----           --------

         Revenues                                         $    54,119      $    47,194       $     6,925
                                                          ===========      ===========       ===========

         Operating expenses                               $    96,508      $   280,248       $ (183,740)
                                                          ===========      ===========       ===========

         Loss from continuing operations                  $  (52,493)      $ (242,462)       $   189,969

         Discontinued operations, net of taxes                     99            (702)               801
                                                          -----------      -----------       -----------

         Net loss                                         $  (52,394)      $ (243,164)       $   190,770
                                                          ===========      ===========       ===========

         Net loss applicable to
              common stockholders                         $  (54,374)      $ (243,816)       $   189,442
                                                          ===========      ===========       ===========

         Net loss per diluted share applicable
             to common stockholders                       $    (1.63)      $    (7.49)       $      5.86
                                                          ===========      ===========       ===========

REVENUES

Total revenues increased $6.9 million, or 14.7%, from $47.2 million for the three months ended September 30, 2002, to $54.1 million for the same period in 2003. The increase was primarily due to an increase in trade show and conference revenues of $11.3 million, from $2.4 million for the three months ended September 30, 2002, to $13.7 million for the same period in 2003, and to an increase in online media revenues of $0.2 million, or 6.5%, from $3.1 million for the three months ended September 30, 2002, to $3.3 million for the same period in 2003. The increase was partially offset by a decrease in publishing revenues of $4.5 million, or 10.9%, from $41.7 million for the three months ended September 30, 2002, to $37.2 million for the same period in 2003. Included in total revenues for the three months ended September 30, 2002, were revenues of $0.5 million associated with properties sold in December 2002, which were not classified as discontinued operations.

The improvement in our trade show and conference revenues was due primarily to an increase of $7.1 million in our Lifestyle Media segment due to the shift in timing of our Natural Products Expo East show from the fourth quarter in 2002 to the third quarter in 2003 and an increase of $3.1 million in our Retail Media segment due to the shift in timing of our International Leisure Industry Week trade show from the fourth quarter of 2002 to the third quarter of 2003. The improvement was also due to an increase of approximately $0.8 million in revenues from our Technology Media segment.

The decrease in publishing revenues was due primarily to a $1.9 million decrease in our Industry Media segment and a $2.6 million decrease in our Technology Media segment. Within these segments, our manufacturing, design/engineering, Internet Technologies and information technology markets accounted for nearly all of the decrease.

OPERATING EXPENSES

Operating expenses decreased $183.7 million, or 65.6%, from $280.2 million for the three months ended September 30, 2002, to $96.5 million for the same period in 2003. Included in operating expenses for the three months ended September 30, 2003, are restructuring charges of $1.5 million, impairment of asset charges of $45.8 million and depreciation and amortization charges of $3.3 million. Included in operating expenses for the three months ended September 30, 2002, are restructuring charges of $3.3 million, impairment of asset charges of $223.3 million, and depreciation and amortization charges of $5.2 million. The overall decrease in operating expenses was due primarily to the impairment of asset charges in the third quarter of 2003 of $45.8 million compared with the impairment of asset charges in the same period last year of $223.3 million, along with the effects of cost reduction initiatives and restructuring activities throughout 2002 and 2003.

EDITORIAL, PRODUCTION AND CIRCULATION

Editorial, production and circulation expenses increased to $23.5 million for the three months ended September 30, 2003, compared to $23.2 million for the same period in 2002, representing an increase of $0.3 million, or 1.5%. The slight increase in expenses was primarily due to additional costs of $2.3 million from the shift in timing of the two trade shows, as previously noted, from the fourth quarter in 2002 to the third quarter in 2003. These costs were partially offset by the elimination of editorial, production and circulation costs from the properties sold in December 2002, which were not classified as discontinued operations, and due to the cost reduction initiatives undertaken in 2002 and 2003.

Editorial, production and circulation expenses as a percentage of revenues decreased from 49.1% for the three months ended September 30, 2002, to 43.4% for the same period in 2003. The decrease was due to the increase in revenues for the three months ended September 30, 2003, as compared to the same period in 2002, primarily due to the timing of the two trade shows noted above.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses declined $2.9 million, or 11.6%, from $25.3 million for the three months ended September 30, 2002, to $22.4 million for the same period in 2003. These decreases were due primarily to cost savings associated with office closings and staff reductions in 2002 and 2003, and the elimination of approximately $1.0 million of such costs as a result of the sale of four properties in December 2002, which were not classified as discontinued operations. These decreases were partially offset by additional costs of nearly $1.4 million from the two trade shows held this quarter instead of the fourth quarter in 2002, as previously noted.

Selling, general and administrative expenses as a percentage of revenues decreased from 53.6% for the three months ended September 30, 2002, to 41.3% for the same period in 2003 due primarily to the items noted above, as well as the increase in revenues in 2003 compared with the same 2002 period.

IMPAIRMENT OF ASSETS

The Company completed its annual goodwill impairment review in accordance with Statement of Financial Accounting Standard ("SFAS") SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") as of September 30, 2003, which resulted in a non-cash charge of approximately $37.6 million and reduced the carrying value of goodwill for two reporting units in the Technology Media segment and one reporting unit in the Retail Media segment. As a result of the impairment of goodwill for three of the seven reporting units, the Company also completed an assessment at September 30, 2003, of its other intangibles in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), and recorded a non-cash charge of $8.2 million.

As a result of certain triggering events (see Note 2 - Goodwill and Other Intangibles) the Company completed an impairment review at September 30, 2002, and recorded a non-cash charge of approximately $203.3 million to reduce the carrying value of goodwill for two reporting units in our Technology Media segment. The Company also completed an assessment at September 30, 2002, in accordance with SFAS 144, and recorded a non-cash charge of $20.0 million.

RESTRUCTURING CHARGES AND OTHER EXPENSES

The Company recorded a restructuring charge of $1.5 million, net of adjustments of $0.8 million, in the third quarter 2003. The cost reduction initiatives include workforce reductions and the partial closure of one location. The charge includes $1.0 million of employee severance and termination benefits and $1.3 million, net of estimated sublease rentals, related to non-cancelable obligations under a continuing lease contract. See Note 10 - Restructuring Charges, for additional information. The following sets forth additional detail concerning the principal components of the charge:

- Personnel costs of $1.0 million are associated with the elimination of 19 positions, all of which were in the United States. Payments for severance and benefits related to these positions are expected to be significantly completed by the end of the first quarter of 2005.

- The Company recorded facility closing costs of $1.3 million, net of estimated sublease rentals, related to the partial closure of office space at one location under a long term lease expiring in 2010. The related operations were relocated to a different floor at the same location where the Company leases only part of the floor. This partial floor had been previously vacated by the Company as part of its second quarter 2002 restructuring efforts. As a result, the restructuring accrual, net of estimated sub-lease rentals, related to the partial floor that was re-occupied was reversed in the amount of approximately $0.8 million. For properties that the Company no longer occupies, management makes assumptions, including the number of years a property will be subleased, square footage, market trends, the price per square foot, and considers where the property is located, to estimate sublease income. These assumptions involve significant judgments and estimations. Where possible, management bases its assumptions on discussions with real estate brokers and/or parties that have shown interest in the space. Actual and estimated future lease and sublease payments are recorded on a discounted basis.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization declined $1.9 million, or 35.6%, from $5.2 million for the three months ended September 30, 2002, to $3.3 million for the same period in 2003, due to lower amortization expense related to intangible assets of properties sold in December 2002, and in January 2003, as well as the write-off of approximately $20.0 million of intangibles in the third quarter of 2002, as previously noted.

OTHER INCOME (EXPENSE)

Interest expense increased $1.0 million from $9.5 million for the three months ended September 30, 2002, to $10.5 million for the same period in 2003. Included in interest expense in 2003 is approximately $1.0 million related to the write-off of unamortized financing fees associated with the replacement of our senior secured credit facility in August 2003 with a new four-year loan agreement (see Recent Developments and Note 4 - Debt).

EFFECTIVE TAX RATES

The effective tax rates were zero for the three months ended September 30, 2003 and 2002, respectively, due to the net operating loss available for carryforward being offset by a valuation allowance for the Company's net deferred tax assets and net operating loss carryforwards not expected to be utilized. The tax benefit (provision) for the three months ended September 30, 2003 and 2002, classified on the consolidated statements of operations, relates to state and foreign taxes.

DISCONTINUED OPERATIONS

Discontinued operations for all periods presented include the results of Penton Media Australia ("PM Australia"), which was sold in December 2002, and the results of PTS, which was sold in January 2003. PM Australia was part of our Technology Media segment and PTS was part of our Industry Media segment. Income for the three months ended September 30, 2003, primarily includes the reversal of specific estimated accruals that are not expected to be needed in the future. Revenues for these properties were approximately $1.4 million for the three months ended September 30, 2002.

NET LOSS

Due to the factors noted above, the Company reported a net loss for the three months ended September 30, 2003, of $52.4 million compared to a net loss of $243.2 million for the same period in 2002.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

The net loss applicable to common stockholders of $54.4 million, or $1.63 per diluted share, for the three months ended September 30, 2003, includes $2.0 million of amortization of deemed dividends and accretion of preferred stock. For the three months ended September 30, 2002, the net loss applicable to common stockholders of $243.8 million, or $7.49 per diluted share, includes $0.7 million of amortization of deemed dividends and accretion of preferred stock.

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

Financial information by segment for the three months ended September 30, 2003 and 2002, is summarized in the following table (in thousands):

                                                                                 ADJUSTED
                                                REVENUES                      SEGMENT EBITDA
                                           2003            2002             2003           2002
                                           ----            ----             ----           ----

   Industry Media                      $    20,634     $   22,584        $    4,249   $     4,295
   Technology Media                         14,256         15,794               811       (3,014)
   Lifestyle Media                          10,340          3,256             4,800          (82)
   Retail Media                              8,889          5,560             2,917         1,361
                                       -----------     ----------        ----------   -----------
   Total                               $    54,119     $   47,194        $   12,777   $     2,560
                                       ===========     ==========        ==========   ===========

INDUSTRY MEDIA

Our Industry Media segment, which represented 38.1% of total Company revenues for the three months ended September 30, 2003, serves customers in the manufacturing, design/engineering, mechanical systems/construction, government/compliance, supply chain and aviation industries. Revenues for this segment decreased $2.0 million, or 8.6%, from $22.6 million in the third quarter of 2002, to $20.6 million for the same period in 2003. The decrease was due primarily to lower revenues from publications, which accounted for $1.9 million of the decrease. Trade show and conference revenues and online media revenues for this segment were flat when compared to three months ended September 30, 2002.

The decrease in publication revenues was due primarily to year-on-year advertising declines in products serving the design/engineering and manufacturing sectors, which accounted for approximately $1.5 million of the segment's publishing decrease. These two sectors continue to be impacted by the downturn in the U.S. economy.

Adjusted segment EBITDA for the Industry Media segment was flat for the three months ended September 30, 2003, when compared to the same period in 2002, due primarily to the impact of cost reduction measures implemented in 2002 and 2003.

TECHNOLOGY MEDIA

Our Technology Media segment, which represented 26.3% of total Company revenues for the third quarter of 2003, serves customers in the electronics, enterprise information technology and business technology markets. Revenues for this segment decreased $1.5 million, or 9.7%, from $15.8 million for the three months ended September 30, 2002, to $14.3 million for the same period in 2003. The decrease was due primarily to lower revenues from publications of $2.5 million, which were partially offset by an increase in trade show and conference revenues of $0.8 million and an increase in online revenues of $0.2 million.

The publishing decrease was mainly due to advertising weakness in our information technology and Internet technologies sectors, which accounted for $1.7 million of the decrease when comparing third quarter 2003 to the same 2002 period. The elimination of revenues from properties sold in December 2002 accounted for an additional $0.5 million of the decrease. The trade show and conference revenue increase was due primarily to our information technology sector.

Adjusted segment EBITDA for the Technology Media segment increased $3.8 million from a loss of $3.0 million for the three months ended September 30, 2002, to income of $0.8 million for the same period in 2003. The increase was due primarily to an increase in trade shows and conferences of approximately $3.8 million and an improvement of $0.6 million in the segment's general and administrative costs due to the impact of cost reduction measures implemented in 2002 and 2003. These improvements were partially offset by adjusted EBITDA declines in publications and online media of approximately $0.6 million.

The trade show and conference adjusted EBITDA increase was primarily due to the sale of unprofitable technology properties in December 2002, the elimination of trade shows that were held in 2002 but not held in 2003 due to market conditions, aggressive cost reductions efforts, and portfolio management initiatives.

LIFESTYLE MEDIA

Our Lifestyle Media segment, which represented 19.1% of total Company revenues for the third quarter of 2003, serves customers in the natural products industry sector. Revenues for this segment increased $7.0 million, from $3.3 million for the three months ended September 30, 2002, to $10.3 million for the same period in 2003. The increase was due primarily to revenues from trade shows and conferences caused by the shift in timing of our Natural Products Expo East show from the fourth quarter in 2002 to the third quarter in 2003.

Adjusted segment EBITDA for the Lifestyle Media segment increased $4.9 million, from a loss of $0.1 million for the three months ended September 30, 2002, to income of $4.8 million for the same period in 2003. The increase was due primarily to the change in timing of the Natural Products Expo East show, as noted previously.

RETAIL MEDIA

Our Retail Media segment, which represented 16.4% of total Company revenues for the third quarter of 2003, serves customers in the food/retail and leisure/hospitality sectors. Revenues for this segment increased $3.3 million, or 59.9%, from $5.6 million for the three months ended September 30, 2002, to $8.9 million for the same period in 2003. This increase was primarily due to an increase in trade show and conference revenues due to the change in timing of the International Leisure Industry Week trade show from the fourth quarter of 2002 to the third quarter of 2003, which accounted for $3.0 million of the increase.

Adjusted segment EBITDA for the Retail Media segment increased $1.6 million, or 114.3%, from $1.4 million for the three months ended September 30, 2002, to $2.9 million for the same period in 2003. The increase was due primarily to the change in timing of the trade show previously noted and to cost reduction efforts undertaken in 2002 and 2003.

PRODUCTS

We publish specialized trade magazines, produce trade shows and conferences, and maintain a variety of online media products, including Web businesses and electronic newsletters. Revenues by product line for the three months ended September 30, 2003 and 2002 were as follows (in thousands):

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         2003           2002
                                                                         ----           ----                   -

         Publishing                                                  $  37,187       $   41,723
         Trade shows and conferences                                    13,680            2,417
         Online media                                                    3,252            3,054
                                                                     ---------       ----------
             Total revenues                                          $  54,119       $   47,194
                                                                     =========       ==========

Publishing revenues decreased by $4.5 million, or 10.9%, from $41.7 million for the three months ended September 30, 2002, to $37.2 million for the same period in 2003. The decrease in publishing revenues was due primarily to year-over-year advertising declines in products serving the design/engineering and manufacturing sectors, which accounted for $1.5 million of the decrease. These two markets continue to be impacted by the downturn in the U.S. economy. Advertising weakness in our information technology and Internet technologies sectors accounted for another $1.7 million of the decrease.

Trade show and conference revenues increased by $11.3 million from $2.4 million for the three months ended September 30, 2002, to $13.7 million for the same period in 2003. The increase in trade show and conference revenues was due primarily to the change in timing for our International Leisure Industry Week trade show and our Natural Products Expo East trade show from the fourth quarter of 2002 to the third quarter of 2003, which accounted for $10.0 million of the increase.

Online media revenues increased $0.2 million, or 6.5%, from $3.1 million for the three months ended September 30, 2002, to $3.3 million for the same period in 2003. The increase was due to the success of online products across several of our markets.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH
THE NINE MONTHS ENDED SEPTEMBER 30, 2002

CONSOLIDATED RESULTS

The following table summarizes our results of operations for the nine months ended September 30, 2003 and 2002 (in thousands, except per share data):

                                                             2003              2002           VARIANCE
                                                             ----              ----           --------

         Revenues                                         $   158,977      $   171,269       $  (12,292)
                                                          ===========      ===========       ===========

         Operating expenses                               $   205,481      $   412,850       $ (207,369)
                                                          ===========      ===========       ===========

         Loss from continuing operations before
           cumulative effect of accounting
             change                                       $  (76,620)      $ (258,125)       $   181,505

         Discontinued operations, net of taxes                    777          (1,330)             2,107

         Cumulative effect of accounting
              change, net of taxes                                  -         (39,700)            39,700
                                                          -----------      -----------       -----------

         Net loss                                         $  (75,843)      $ (299,155)       $   223,312
                                                          ===========      ===========       ===========

         Net loss applicable to
              common stockholders                         $  (80,338)      $ (344,668)       $   264,330
                                                          ===========      ===========       ===========

         Net loss per diluted share applicable
             to common stockholders                       $    (2.42)      $   (10.71)       $      8.29
                                                          ===========      ===========       ===========

REVENUES

Total revenues decreased $12.3 million, or 7.2%, from $171.3 million for the nine months ended September 30, 2002, to $159.0 million for the same period in 2003. The decrease was due primarily to a decrease in publishing revenues of $12.3 million, or 9.8%, from $125.7 million for the nine months ended September 30, 2002, to $113.4 million for the same period in 2003, and a decrease in trade show and conference revenues of $1.0 million, or 2.6%, from $36.3 million for the nine months ended September 30, 2002, to $35.3 million for the same period in 2003. These decreases were partially offset by online media revenues, which increased $1.0 million, or 10.8%, from $9.2 million for the nine months ended September 30, 2002, to $10.2 million for the same period in 2003. Included in total revenues for the nine months ended September 30, 2002 were revenues of $5.8 million associated with properties sold in December 2002, which were not classified as discontinued operations.

The decrease in publishing revenues was due primarily to the decrease in our Industry Media and Technology Media segments. Our manufacturing, design/engineering, Internet technologies and information technology sectors accounted for $10.8 million of the decrease.

The decrease in our trade show and conference revenues was due primarily to a decrease of $10.4 million in our Technology Media segment, and a decrease of $1.2 million in our Industry Media segment. These declines were partially offset by revenue improvements in our Lifestyle Media segment of $6.5 million and an increase in our Retail Media segment of $4.1 million.

The increase in online media revenues was primarily due to an increase in our Technology Media segment of $0.7 million.

OPERATING EXPENSES

Operating expenses decreased $207.4 million, or 50.2%, from $412.9 million for the nine months ended September 30, 2002, to $205.5 million for the same period in 2003. Included in operating expenses for the nine months ended September 30, 2003, are restructuring charges and other expenses of $3.3 million, impairment of asset charges of $45.8 million, depreciation and amortization of $10.8 million, and a provision for loan impairment of $7.6 million. Included in operating expenses for the nine months ended September 30, 2002 are restructuring charges of $10.8 million, impairment of asset charges of $223.4 million, and depreciation and amortization of $14.8 million. The overall decrease in operating expenses was due primarily to the $177.6 million decrease in the impairment of asset charge between 2002 and 2003, the effects of cost reduction initiatives and impact of restructuring activities throughout 2002 and 2003 and the effect of properties sold in December 2002 and in January 2003.

EDITORIAL, PRODUCTION AND CIRCULATION

Editorial, production and circulation expenses decreased $6.4 million, or 8.4%, from $75.7 million for the nine months ended September 30, 2002, to $69.3 million for the same period in 2003. The decrease was due to the effects of our expense reduction initiatives, including the sale of properties sold in December 2002, which were not classified as discontinued operations, which accounted for $2.5 million of the decrease; the elimination of unprofitable properties; reduction of production costs through process improvements and selective reduction in frequency and circulation levels; outsourcing of various functions in the organization; and staff reductions made in 2002 and 2003. These reductions were partially offset by increased expenses of $2.3 million due to the previously noted shift in timing of the two trade shows.

Editorial, production and circulation expenses as a percentage of revenues decreased from 44.2% for the nine months ended September 30, 2002, to 43.6% for the same period in 2003. The slight decrease was due to the effects of our expense reduction initiatives and the trade show timing shifts previously noted, as well as due to the increase in revenues.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased $19.5 million, or 22.1%, from $88.1 million for the nine months ended September 30, 2002, to $68.6 million in the same period in 2003. The decrease was due primarily to cost savings associated with office closings and staff reductions in 2002 and 2003 and the sale of properties in December 2002, which were not classified as discontinued operations, which accounted for $3.9 million of the decrease. These decreases were partially offset by additional costs of nearly $1.4 million associated with the shift in timing of the two trade shows, as previously noted.

Selling, general and administrative expenses as a percentage of revenues decreased from 51.4% for the nine months ended September 30, 2002, to 43.2% for the same period in 2003 due primarily to the items noted above, as well as the increase in revenues in 2003 compared with the same 2002 period.

IMPAIRMENT OF ASSETS

The Company completed its annual goodwill impairment review in accordance with SFAS 142, at September 30, 2003, which resulted in a non-cash charge of approximately $37.6 million and reduced the carrying value of goodwill for two reporting units in our Technology Media segment and one reporting unit in our Retail Media segment. The Company also completed an assessment at September 30, 2003, of other intangibles in accordance with SFAS 144 and recorded a non-cash charge of $8.2 million.

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

PROVISION FOR LOAN IMPAIRMENT

At September 30, 2003, the outstanding balance under the executive loan program was approximately $9.5 million (including $1.1 million of accrued interest). For the nine months ended September 30, 2003 and 2002, executive loans of $0.3 million and $1.1 million, respectively, were repaid. The loan balance is classified in the stockholders' deficit section of the consolidated balance sheets as notes receivable officers.

The Company's ability to collect amounts due from each executive is largely dependent on the fair market value of assets held by each executive, including Company stock. Factors such as the length of time before the loans are due; the value of the executives' assets, including Company stock; the continued employment by the executives with the Company, and other relevant factors, are considered in assessing the collectibility of these loans.

During the second quarter of 2003, the Company determined that the executives would probably be unable to repay a significant portion of the outstanding balance due under their loans without a significant recovery in the Company's stock price. Consequently, the Company recorded a provision for loan impairment in the amount of $7.6 million during the second quarter of 2003, reflecting the amount by which the carrying value of each individual's loan exceeded the underlying estimated fair value of the assets available to repay the loan. The Company will recognize any recoveries of amounts reserved only upon payment of the loans. The notes are full recourse loans and the Company intends to pursue collection of all amounts when due. In addition to the factors noted above, additional considerations in determining whether a reserve was necessary included the continued low price of the Company's stock, the delisting of the Company's stock from the NYSE in the second quarter, and the continued uncertainty of an economic recovery in the markets served by the Company. The Company continues to monitor the collectibility of the notes to determine if additional reserves are required.

RESTRUCTURING CHARGES AND OTHER EXPENSES

The Company has implemented several additional expense reduction and restructuring initiatives to align its cost structure with the prevailing business environment. In the first nine months of 2003, the Company recorded restructuring charges of $2.7 million, net of adjustments of $0.4 million, and other expenses of $0.6 million as discussed below. The cost reduction initiatives include workforce reductions, the partial shutdown of two facilities and the cancellation of certain contractual obligations. The charge includes $1.4 million of employee severance and termination benefits, $1.6 million related to non-cancelable obligations under continuing lease contracts, net of estimated sublease income, and $0.1 million related to other contractual obligations. The following sets forth additional detail concerning the principal components of the charge:

- Personnel costs of $1.4 million are associated with the elimination of 45 positions, of which approximately 87% were in the United States and the remaining positions in the United Kingdom and Germany. Payments for severance and benefits related to these positions are expected to be significantly completed by the end of the first quarter 2005.

- Office closure costs of $1.6 million, net of estimated sublease income of $2.2 million, relate to the partial closure in 2003 of two offices in the United States and include costs associated with existing office space under lease. For properties that the Company no longer occupies, management makes assumptions including the number of years a property will be subleased, square footage, market trends, the price per square foot and considers where the property is located, to estimate sublease income. These assumptions involve significant judgments and estimations. Where possible, management bases its assumptions on discussions with real estate brokers and/or parties that have shown interest in the space. Actual and estimated future lease and sublease payments are recorded on a discounted basis.

- Other exit costs of $0.1 million include costs associated with the cancellation of certain contractual obligations.

In addition, during the first nine months of 2003, the Company made net credit adjustments to the restructuring charge of $0.4 million. Of this amount $0.8 million is the reversal of a charge recorded in the second quarter of 2002. When we partially closed one office in the third quarter of 2003, the related operations were relocated to a different floor that had been previously vacated by the Company as part of its second quarter 2002 restructuring efforts. As a result, the remaining restructuring accrual related to the floor that was re-occupied of $0.8 million, net of estimated sublease income, was reversed. In addition, $0.5 million relates to an office lease originally recorded in the second quarter 2002 resulting from the bankruptcy filing by the sublessee of the property. Other adjustments include updated calculations related to estimated sublease rentals and an amendment to a sublease for one location in the United States.

Also included in expense for the nine months ended September 30, 2003 is approximately $0.6 million relating to the settlement with employees with rescissionary rights under the Company's 401(k) plan. See Redeemable Common Stock in the Recent Development section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization declined $4.0 million, or 27.1%, from $14.8 million for the nine months ended September 30, 2002, to $10.8 million for the same period in 2003 due to lower amortization expense related to intangible assets of properties sold in December 2002 and January 2003, as well as the write-off of approximately $20.0 million of intangibles in the third quarter of 2002.

OTHER INCOME (EXPENSE)

Interest expense increased $1.7 million from $28.5 million for the nine months ended September 30, 2002, to $30.2 million for the same period in 2003. Included in interest expense in 2003 is approximately $0.9 million related to the write-off of unamortized financing fees associated with the commitment reduction of our credit facility revolver in January 2003 from $40.0 million to $20.1 million. Also included in interest expense in 2003 is approximately $1.0 million related to the write-off of unamortized financing fees associated with the replacement of our senior secured credit facility in August 2003 with a new four-year loan agreement (see Recent Developments and Note 4 - Debt). Included in interest expense in 2002 is approximately $0.7 million related to the write-off of unamortized finance fees associated with the commitment reduction of our credit facility revolver from $185.0 million to $40.0 million in March 2002 and approximately $1.4 million related to hedging activities. The increase in interest expense also reflects the higher weighted-average interest rate in the first nine months of 2003 compared with the same period in 2002.

In 2002, the gain on extinguishment of debt of $0.3 million was classified as an extraordinary item. In 2003, in accordance with the provisions of SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002" ("SFAS 145"), this gain was reclassified to gain on extinguishment of debt on the consolidated statements of operations. In March 2002, we purchased $10.0 million face value of our Subordinated Notes at prevailing market prices, resulting in a gain of $1.4 million. This gain was offset by the write-off of unamortized deferred financing costs of approximately $1.1 million associated with the payoff of our term loan A and term loan B facilities, which also occurred in March 2002.

In January 2002, Penton sold its remaining 11.8% ownership interest in Jupitermedia Corporation for $5.8 million and recognized a $1.5 million gain from its sale.

EFFECTIVE TAX RATES

The effective tax rates for the nine months ended September 30, 2003 and 2002 were zero and a benefit of 3.7%, respectively. The effective tax rate for the nine months ended September 30, 2003, is due to the net operating loss available for carryforward being offset by a valuation allowance for the Company's net deferred tax assets and net operating loss carryforwards not expected to be utilized. The difference in the effective tax rate between the periods is due to the establishment of the valuation allowance in the third-quarter of 2002. The tax benefit for the nine months ended September 30, 2003 and 2002, classified on the consolidated statements of operations, relates to state and foreign taxes.

DISCONTINUED OPERATIONS

Discontinued operations for all periods presented include the results of PM Australia, which was sold in December 2002, and the results of PTS, which was sold in January 2003. PM Australia was part of our Technology Media segment and PTS was part of our Industry Media segment. The $0.8 million of income recognized for the nine months ended September 30, 2003, was primarily due to a gain of approximately $1.2 million associated with the sale of PTS, offset by one month of operations for PTS, and settlement costs for certain pending lawsuits related to PM Australia. Revenues for these properties were approximately $6.5 million for the nine months ended September 30, 2002.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

During the third quarter of 2002, Penton completed its transitional goodwill impairment test for January 1, 2002, under the provisions of SFAS 142 and recorded a non-cash charge of $39.7 million to reduce the carrying value of goodwill for two of our seven identified reporting units in our Technology Media segment. The charge is reflected as a cumulative effect of accounting change in the accompanying consolidated statements of operations.

NET LOSS

Due to the factors noted above, the Company reported a net loss for the nine months ended September 30, 2003, of $75.8 million compared to a net loss of $299.2 million for the same period in 2002.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

The net loss applicable to common stockholders of $80.3 million, or $2.42 per diluted share, for the nine months ended September 30, 2003, includes $4.5 million of amortization of deemed dividends and accretion of preferred stock. For the nine months ended September 30, 2002, the net loss applicable to common stockholders of $344.7 million, or $10.71 per diluted share, includes a $42.1 million non-cash charge related to the immediate recognition in retained earnings of the unamortized beneficial conversion feature resulting from the stockholders' approval to remove Penton's preferred stock mandatory redemption date and $3.4 million of amortization of deemed dividend and accretion of preferred stock.

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

Financial information by segment for the nine months ended September 30, 2003 and 2002, adjusted for discontinued operations, is summarized in the following table (in thousands):

                                                                                 ADJUSTED
                                                REVENUES                      SEGMENT EBITDA
                                           2003            2002             2003           2002
                                           ----            ----             ----           ----

   Industry Media                      $    60,994     $   67,746        $   12,313   $    11,895
   Technology Media                         49,532         67,007             4,876           754
   Lifestyle Media                          28,751         22,010            13,435         8,452
   Retail Media                             19,700         14,506             5,099         2,585
                                       -----------     ----------        ----------   -----------
   Total                               $   158,977     $  171,269        $   35,723   $    23,686
                                       ===========     ==========        ==========   ===========

INDUSTRY MEDIA

Our Industry Media segment, which represented 38.4% of total Company revenues for the nine months ended September 30, 2003, serves customers in the manufacturing, design/engineering, mechanical systems/construction, government/compliance, supply chain and aviation industries. Revenues for this segment decreased $6.7 million, or 10.0%, from $67.7 million for the nine months ended September 30, 2002, to $61.0 million for the same period in 2003. The decrease was due primarily to lower revenues from publications of $5.8 million and lower revenues from trade shows and conferences of $1.2 million. These decreases were partially offset by the increases in revenues of approximately $0.3 million from online media products.

The decrease in publication revenues was due primarily to year-on-year advertising declines in products serving the design/engineering and manufacturing sectors, which accounted for approximately $4.0 million of the segment's publishing decrease. These two sectors continue to be impacted by the downturn in the U.S. economy. The decrease in trade show and conference revenues was due primarily to the absence the A/E/C Spring show, which was held in the second quarter of 2002 but was sold in December 2002.

Adjusted segment EBITDA for Industry Media increased $0.4 million, or 3.5%, from $11.9 million for the nine months ended September 30, 2002, to $12.3 million for the same period in 2003. Performance of online media products and trade shows and conferences accounted for $0.5 million of the increase, while lower general and administrative costs accounted for an additional $0.9 million of the increase. These increases were partially offset by a decrease in adjusted segment EBITDA of $1.0 million from publications.

The decrease in the segment's general and administrative costs of $0.9 million was due primarily to the effects of our 2002 and 2003 expense reduction initiatives, including the elimination of unprofitable properties and staff reductions. The decrease in the segment's publishing adjusted EBITDA was due primarily to the continued year-on-year advertising declines in products serving the design/engineering and manufacturing sectors.

TECHNOLOGY MEDIA

Our Technology Media segment, which represented 31.2% of total Company revenues for the nine months ended September 30, 2003, serves customers in the electronics, information technology and Internet technologies markets. Revenues for this segment decreased $17.5 million, or 26.1%, from $67.0 million for the nine months ended September 30, 2002, to $49.5 million for the same period in 2003. The decrease was due primarily to lower revenues from publications of $7.7 million and lower revenues from trade shows and conferences of $10.5 million. These decreases were partially offset by an online revenue increase of $0.7 million in the first nine months of 2003 compared with the same 2002 period.

Advertising decreases of $5.5 million and the elimination of revenues from properties sold in December 2002 of approximately $1.1 million accounted for the majority of the publishing decrease. Lower trade show and conference revenues were due primarily to the absence of revenues from trade shows that were held in the first nine months of 2002 but were sold in December 2002, which accounted for $3.0 million of the decrease; the change in timing of the Internet World Berlin trade show from the second quarter of 2002 to the fourth quarter of 2003, which accounted for $2.2 million of the decrease; lower revenues year-over-year from the Internet World Spring show, and the elimination of revenues from technology events that were held in the first nine months of 2002 but not repeated in the first nine months of 2003 due to unfavorable market conditions.

Adjusted segment EBITDA for Technology Media increased $4.1 million from $0.8 million for the nine months ended September 30, 2002, to $4.9 million for the same period in 2003. The increase was due primarily to trade shows and conferences which increased $2.6 million, publishing and online media products which increased by approximately $0.1 million and lower general and administrative costs of $1.4 million.

The trade show and conference adjusted segment EBITDA increase was due primarily to the sale of unprofitable technology properties in December 2002, shows that were held in 2002 but not held in 2003 due to market conditions, aggressive cost reduction efforts, and portfolio management initiatives. These improvements were partially offset by approximately $1.0 million from the change in timing of the event previously noted from the second quarter of 2002 to the fourth quarter of 2003.

The lower segment general and administrative costs of $1.4 million was due primarily to the impact of cost reduction measures implemented in 2002 and 2003.

LIFESTYLE MEDIA

Our Lifestyle Media segment, which represented 18.1% of total Company revenues for the nine months ended September 30, 2003, serves customers in the natural products industry sector. Revenues for this segment increased $6.7 million, or 30.6%, from $22.0 million for the nine months ended September 30, 2002, to $28.8 million for the same period in 2003. The increase was due primarily to higher revenues from trade shows and conferences caused by the change in timing of the Natural Products Expo East show from the fourth quarter of 2002 to the third quarter of 2003, which accounted for $6.2 million of the increase.

Adjusted segment EBITDA for the Lifestyle Media segment increased $5.0 million, or 59.0%, from $8.5 million for the nine months ended September 30, 2002, to $13.4 million for the same period in 2003. The increase was primarily due to the trade show timing shift noted above.

RETAIL MEDIA

Our Retail Media segment, which represented 12.4% of total Company revenues for the nine months ended September 30, 2003, serves customers in the food/retail and leisure/hospitality sectors. Revenues for this segment increased $5.2 million, or 35.8%, from $14.5 million for the nine months ended September 30, 2002, to $19.7 million for the same period in 2003. The increase was due primarily to an increase in trade show and conference revenues due to the change in timing of our International Leisure Industry Week trade show from the fourth quarter in 2002 to the third quarter in 2003, which accounted for $3.0 million of the increase.

Adjusted segment EBITDA for the Retail Media segment increased $2.5 million, or 97.3%, from $2.6 million for the nine months ended September 30, 2002, to $5.1 million for the same period in 2003. The increase was due primarily to the trade show timing shift noted above and cost reduction efforts undertaken in 2002 and 2003.

PRODUCTS

We publish specialized trade magazines, produce trade shows and conferences, and maintain a variety of online media products, including Web businesses and electronic newsletters. Revenues by product line for the nine months ended September 30, 2003 and 2002 were as follows (in thousands):

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         2003           2002
                                                                         ----           ----

         Publishing                                                  $ 113,389       $  125,737
         Trade shows and conferences                                    35,348           36,286
         Online media                                                   10,240            9,246
                                                                     ---------       ----------
             Total revenues                                          $ 158,977       $  171,269
                                                                     =========       ==========

Publishing revenues decreased $12.3 million from $125.7 million for the nine months ended September 30, 2002, to $113.4 million for the same period in 2003. This decrease in publishing revenues was due primarily to a year-on-year advertising decline of $5.2 million in products serving the design/engineering, manufacturing, and supply chain sectors, which continue to be impacted by the downturn in the U.S. economy; advertising weakness in our information technology, Internet technologies, and electronics sectors, which accounted for $5.5 million of the decrease; the elimination of revenues from technology events that were held in the first nine months of 2002 but not repeated in the first nine months of 2003 due to unfavorable market conditions; and the elimination of revenues from properties sold in December 2002, which accounted for $1.1 million of the decrease.

Trade show and conference revenues decreased by $0.9 million, or 2.6%, from $36.3 million for the nine months ended September 30, 2002, to $35.3 million for the same period in 2003. The decrease in trade show and conference revenues was due primarily to a year-over-year decline of an event in the electronics market and an event in the Internet information market; the elimination of revenues from properties sold in December 2002, which accounted for $4.3 million of the decrease; and the elimination of technology events that were held in the first nine months of 2002 but not repeated in the first nine months of 2003 due to unfavorable market conditions. These decreases were partially offset by the shift in timing of the two trade shows discussed previously.

Online media revenues increased $1.0 million, or 10.8%, from $9.2 million for the nine months ended September 30, 2002, to $10.2 million for the same period in 2003. The increase was due to the success of online products across several of our markets.

LIQUIDITY AND CAPITAL RESOURCES

ANALYSIS OF CASH FLOWS

Penton's total cash and cash equivalents was $42.0 million at September 30, 2003, compared with $6.8 million at December 31, 2002. Cash provided by operating activities was $39.3 million for the nine months ended September 30, 2003, compared with $1.1 million for the same period in 2002. Operating cash flows for the nine months ended September 30, 2003, reflected a net loss of $75.8 million, offset by a net increase in working capital items (primarily due to a tax refund of $52.7 million) of approximately $43.4 million and non-cash charges (primarily impairment of asset charges, depreciation and amortization and provision for loan impairment) of approximately $71.8 million. Operating cash flows for the nine months ended September 30, 2002, reflected a net loss of $299.2 million, which was offset by a net working capital increase of approximately $12.7 million and non-cash charges (primarily impairment of asset charges, cumulative effect of accounting change and depreciation and amortization) of approximately $287.5 million.

The increase in operating cash flows for the nine months ended September 30, 2003, compared with the same 2002 period was due primarily to the tax refund received in January 2003 of approximately $52.7 million, compared with a tax refund of $12.2 million received in February of 2002.

Investing activities provided $0.9 million of cash for the nine months ended September 30, 2003, and included proceeds of $3.3 million from the sale of PTS in January 2003. These proceeds were partially offset by capital expenditures of approximately $2.3 million. Investing activities used $2.6 million of cash for the nine months ended September 30, 2002, primarily for earnout payments of approximately $5.5 million and capital expenditures of $2.9 million. These uses were partially offset by proceeds of $5.8 million from the sale of approximately
3.0 million shares of Jupitermedia Corporation common stock.

Financing activities used $5.0 million of cash for the nine months ended September 30, 2003, due primarily to the repayment of $4.5 million of our senior secured credit facility, the payment of financing fees of approximately $1.9 million, and the payoff of a note payable of $0.4 million. These uses were partially offset by net proceeds of $1.7 million received on notes receivable and proceeds of approximately $0.3 million from the partial repayment of an officer's loan. Financing activities provided cash of $2.0 million for the nine months ended September 30, 2002, due to the issuance of our Secured Notes and the sale of 50,000 shares of mandatorily redeemable convertible preferred stock. These proceeds were primarily offset by the paydown of the balance of our senior secured credit facility term loans; the purchase of $10.0 million face value of our Subordinated Notes at prevailing market prices; the payment of financing fees associated with the amendment to our senior secured credit facility; and the pay down of our note payable.

Capital expenditures in the first nine months of 2003 were approximately $2.3 million. We anticipate that we will spend approximately $3.0 million to $4.0 million on capital expenditures in 2003, primarily for expenditures related to computers and management information systems.

FINANCING ACTIVITIES

In June 2001, we issued $185.0 million of 10 3/8% Subordinated Notes due June 2011. Interest on the notes is payable semiannually, on June 15 and December 15. The Subordinated Notes are fully and unconditionally, jointly and severally guaranteed, on a senior subordinated basis, by the assets of our domestic subsidiaries, which are 100% owned by the Company, and may be redeemed, in whole or in part, on or after June 15, 2006. In addition, we may redeem up to 35% of the aggregate principal amount of the Subordinated Notes before June 15, 2004 with the proceeds of certain equity offerings. The Subordinated Notes were offered at a discount of $4.2 million. This discount is being amortized using the interest method, over the term of the Subordinated Notes. Costs representing underwriting fees and other professional fees of approximately $1.7 million are being amortized over the term of the Subordinated Notes. The net proceeds of $180.2 million were used to pay down the $136.0 million outstanding balance of the revolving credit facility, $12.8 million of the term loan A facility and $7.2 million of the term loan B facility. The remaining proceeds were used for general corporate purposes. The Subordinated Notes are our unsecured senior subordinated obligations, subordinated in right of payment to all existing and future senior indebtedness, including the loan agreement and the Secured Notes discussed below.

In January 2002, we received $5.8 million in net proceeds from the sale of our remaining investment in Jupitermedia Corporation common stock.

In March 2002, we entered into an agreement with a group of investors to sell 50,000 shares of Series B Convertible Preferred Stock and warrants to purchase
1.6 million shares of our common stock for $50.0 million. We received gross proceeds of $40.0 million from the sale of 40,000 shares of preferred stock and warrants to purchase 1,280,000 shares of our common stock on March 19, 2002, and gross proceeds of $10.0 million from the sale of 10,000 shares of preferred stock and warrants to purchase 320,000 shares of our common stock on March 28, 2002. Net proceeds from the sale of the preferred stock, along with the net proceeds from the sale of our Jupitermedia Corporation common stock, and cash on hand from a tax refund were used to repay $48.0 million of amounts outstanding under our term loans.

In March 2002, Penton issued $157.5 million of 11 7/8% Secured Notes due in 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally guaranteed, on a senior basis, by all of our domestic subsidiaries, which are 100% owned by the Company, and also the stock of certain subsidiaries. We may redeem the Secured Notes, in whole or in part, during the period October 1, 2005 through October 1, 2006, and thereafter at redemption prices of 105.9375% and 100.0000% of the principal amount, respectively, together with accrued and unpaid interest to the date of redemption. In addition, at any time prior to October 1, 2005, upon certain public equity offerings of our common stock, up to 35% of the aggregate principal amount of the Secured Notes may be redeemed at our option, within 90 days of such public equity offering, with cash proceeds from the offering at a redemption price equal to 111.875% of the principal amount, together with accrued and unpaid interest to the date of redemption.

The Secured Notes were offered at a discount of $0.8 million, which is being amortized, using the interest method, over the term of the Secured Notes. Costs representing underwriting fees and other professional fees of $6.6 million are being amortized over the term of the Secured Notes. Net proceeds of $150.1 million were used to pay down $83.6 million of term loan A and $49.0 million of term loan B, and $8.3 million were used to repurchase $10.0 million of our Subordinated Notes. The remaining net proceeds of $9.2 million were used for general corporate purposes. The Secured Notes rank senior in right to all of our senior subordinated indebtedness, including our Subordinated Notes. The guarantees are senior secured obligations of each of our subsidiary guarantors and rank senior in right of payment to all subordinated indebtedness of the subsidiary guarantors, including the guarantees of our Subordinated Notes. The notes and guarantees are secured by a lien on substantially all of our assets and those of our subsidiary guarantors, other than specified excluded assets.

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

The repayment of the term loans in March 2002 resulted in a non-cash extraordinary charge of $0.7 million, net of $0.5 million in taxes, relating to the write-off of unamortized deferred finance costs. In the first quarter of 2003, this extraordinary charge was reclassified to gain on extinguishment of debt in the consolidated statements of operations in accordance with the provisions of SFAS 145.

In September 2002, Moody's Investors Service took the following rating actions regarding Penton: (i) confirmed the B3 rating on the Company's Secured Notes,
(ii) downgraded the Company's Subordinated Notes due 2011 from Caa2 to Ca, (iii) downgraded the Company's senior implied rating from B3 to Caa3, and (iv) downgraded the Company's senior unsecured issuer rating from Caa1 to Ca. These changes in the rating of our debt instruments by the outside rating agencies did not negatively impact our ability to use our revolver.

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

In August 2003, the Company replaced its senior secured credit facility with a new four-year loan and security agreement. Pursuant to the terms of the revolving loan and security agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.5x the Company's last twelve months EBITDA measured monthly during the first year, 2.25x during the second year and 2.0x thereafter;
(iii) 40% of the Company's last six months of revenues; or (iv) 25% of the Company's enterprise value, as determined annually by a third party. The revolving credit facility bears interest at LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months EBITDA to 2.5x through March 31, 2004, 2.25x from June 30, 2004 through March 31, 2005 and 2.0x thereafter. The loan agreement permits the Company to sell assets of up to $12.0 million in the aggregate during the term or $5.0 million in any single asset sale; and complete acquisitions of up to $5.0 million per year. Included in the loan agreement is a stand-by letter of credit of $0.1 million required by one of the Company's facility leases. The amount of the letter of credit reduces the availability under the credit facility. As of September 30, 2003, no amounts were drawn under the stand-by letter of credit. As of September 30, 2003, $39.9 million was available under the loan agreement. There were no amounts outstanding.

During the third quarter, approximately $1.0 million of unamortized financing fees related to the previous credit facility were written off. This charge has been classified as part of interest expense in the consolidated statements of operations.

The Company has no special purpose entities or off-balance sheet debt other than operating leases in the ordinary course of business.

CURRENT LIQUIDITY

Our primary future cash needs will be to fund working capital, debt service, capital expenditures, and our business restructuring charges and related expenses. We expect capital expenditures in 2003 to be approximately $3.0 million to $4.0 million, as we continue to review our spending as a result of continued economic and business uncertainty. We expect to make cash payments for the remainder of 2003 related to our business restructuring initiatives of approximately $0.9 million, which is comprised of $0.4 million for employee separation costs and $0.5 million for lease obligations.

The Company has implemented and continues to implement various cost reduction programs and cash conservation plans, which involve the limitation of capital expenditures and the control of working capital.

We anticipate adequate liquidity from operations and have available cash on hand to meet all interest payments on our bonds and our other obligations through 2003 of approximately $18.4 million. We have no principal repayment requirements until maturity of our Secured Notes in October 2007. In addition, we have no bank debt and no maintenance covenants on our existing bond debt. As noted above, Penton does have access to a revolving credit facility of up to $40.0 million.

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

Penton did not make any cash contributions to its defined benefit pension plan in 2001 or 2002. Based on the current value of the assets in our benefit plans, we will not be required to make any cash contributions during 2003. Future funding requirements are dependent upon factors such as interest rate levels, changes to pension plan benefits, funded status, regulatory requirements for funding purposes, and the level and timing of asset returns as compared with the level and timing of expected benefit disbursements. Based on current estimates the Company expects to make a contribution of approximately $1.5 million in the third quarter of 2004 for calendar year 2003. In addition, quarterly estimated contributions must be made in 2004 based on 2003 calculations. Due to the presence of significant variables, actual future contributions may differ materially.

The purchase of common stock under the 401(k) plan from May 2001 through March 2003 in excess of the number of shares registered by the Company on Form S-8 with the Securities and Exchange Commission under the Securities Act of 1933 could have a material adverse impact on our financial condition. These unregistered purchases did not cause an event of default under the indentures governing our Subordinated Notes or Secured Notes or our senior secured credit facility. However, an event of default could occur as an indirect result of the unregistered purchases. For example, an event of default would occur under (a) the indentures if the unregistered purchases were to result in (i) unsatisfied judgments not covered by insurance aggregating in excess of $5 million being rendered against the Company and not stayed, bonded or discharged within 60 days after such judgment became final and nonappealable or (ii) the Company's failure to observe the covenant limiting the Company's ability to make restricted payments (as defined in the indentures) if, for example, the Company made a rescission offer and as a result repurchased shares, which could be considered the payment on account of the purchase, redemption or other acquisition or retirement for value of equity interest (as defined in the indentures) or (b) under certain provision of the loan agreement. The foregoing is not, and no inference should be drawn that the foregoing is, an exclusive list of circumstances that could result in an event of default under the indentures or the loan agreement as a consequence of the unregistered sales. If an event of default occurs, all our indebtedness would be immediately due and payable, and we cannot assure you that our business will generate sufficient cash flow to enable us to service our debt obligations. In addition, we cannot assure you that the Company will be able to obtain alternative sources of funding (see Risk Factors section of our 2002 Annual Report on Form 10-K).

In March 2003, we classified approximately 1.2 million shares of our common stock as redeemable common stock as a result of rescissionary rights that certain of our common stockholders may have in connection with the unregistered purchases from May 2001 through March 2003 noted above. A number of remedies may be available to regulatory authorities and the employees who purchased the common stock, including, without limitation, a right of rescission and other damages that could be imposed by regulatory authorities, unless the employees have released the Company from such obligation as noted below. Pursuant to the rescission rights, employees may be entitled to return their shares to the Company and receive back from us the full price they paid, plus interest. The rescission rights lapse one year from the date of any such purchase. Although the payments under the rescissionary rights are not anticipated to have a material adverse impact on our financial condition, we have no control over any civil or other damages that regulatory authorities could impose on the Company, the result of which could have a material adverse effect on our financial condition. See Note 6 - Common Stock and Common Stock Award Programs for further details.

In April 2003, the Company offered to reimburse employees who had purchased unregistered Penton common stock through the Company's 401(k) plan between March 25, 2002 and March 25, 2003. Employees who signed a release were reimbursed the amount by which the price they paid for the common stock exceeded the closing price of the stock on the date they executed the release, or if the stock had been sold, the amount by which the price paid by the employee exceeded the sales price. Employees who did not sign the release by May 22, 2003, retain any rights they may have under the Federal securities laws. Over eighty percent of the employees who were offered the reimbursement have accepted the terms of the release, resulting in a payment of approximately $0.6 million, which was deposited into each individual's 401(k) account in July 2003. This amount is included in restructuring charges and other expenses in the consolidated statements of operations.

At September 30, 2003, the Company has classified 13,518 shares, and related amounts, related to the potential rescissionary rights, outside of stockholders' deficit because the redemption of the stock is not within the control of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2003, the Financial Accounting Standards Board ("FASB") Staff issued a FASB Staff Position ("FSP") on Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), FSP FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities" ("FSP 46-6"). FSP 46-6 delays the effective date of FIN 46 to December 31, 2003 for companies with a year-end of December 31 for (1) interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 and (2) non-registered investments. Certain disclosures required by FIN 46 were not deferred by FSP 46-6. In May 2000, Penton acquired a 50% interest in Penton Media Germany ("PM Germany.") PM Germany may potentially qualify as a variable interest entity under FIN 46. The Company currently consolidates PM Germany, which produces trade shows, publications, and Web sites. Included in Penton's consolidated statements of operations for the nine months ended September 30, 2003, are revenues of $1.9 million and a net loss of $2.8 million related to PM Germany. At September 30, 2003, Penton's consolidated balance sheets include assets of $1.8 million, liabilities of $6.0 million and minority interest of $2.3 million related to PM Germany. Penton estimates that its maximum exposure to loss would be approximately $0.4 million.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a significant effect on the Company's results of operations or its financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the statement of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on the Company's financial condition or results of operations.

In May 2003, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 01-8, "Determining Whether an Arrangement is a Lease" ("EITF 01-8"). EITF 01-8 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, "Accounting For Leases" and is effective for arrangements entered into or modified after June 30, 2003. The adoption of EITF 01-8 did not have a significant effect on the Company's results of operations or its financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets

The Company completed its annual SFAS 142 impairment review at September 30, 2003. This review resulted in a non-cash impairment charge of approximately $37.6 million to reduce the carrying value of goodwill for two reporting units, which are part of our Technology Media segment and one reporting unit which, is part of our Retail Media segment.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our long-term debt consists of senior notes with interest at fixed rates. Consequently, we do not have significant interest rate risk exposure related to our long-term debt. However, the fair value of our senior notes fluctuates with the market, as they are publicly traded. During the nine months ended September 30, 2003, the fair value of our Subordinated Notes and Secured Notes increased by $36.1 million, or 48%, and $18.1 million, or 14%, respectively, compared to December 31, 2002. At September 30, 2003, the fair value of the Subordinated Notes and the Secured Notes was $111.6 million and $149.0 million, respectively, compared to $75.5 million and $130.9 million, respectively, at December 31, 2002. The fair value of the notes is determined by the price investors in the open market are willing to pay. The Company currently does not manage the fair value risk related to its senior notes.

The table below provides information about the expected cash flows associated with our long-term debt obligations and their fair value at September 30, 2003 (in thousands):

                                                                     EXPECTED MATURITY DATE
                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                      -----------------------------------------------------------------------------------
                                                                                                                    FAIR
                                      2003       2004        2005       2006       2007         2011     TOTAL      VALUE
                                      ----       ----        ----       ----       ----         ----     -----      -----
Long-Term Debt:
   Senior Subordinated Notes             -           -          -          -          -     $175,000   $175,000   $111,558
   Interest rate                   10-3/8%     10-3/8%    10-3/8%    10-3/8%    10-3/8%      10-3/8%    10-3/8%

   Senior Secured Notes                  -           -          -          -   $157,500            -   $157,500   $149,040
   Interest rate                   11-7/8%     11-7/8%    11-7/8%    11-7/8%    11-7/8%      11-7/8%    11-7/8%


During the nine months ended September 30, 2003, there were no other significant changes related to the Company's market risk exposure.

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

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

EXHIBIT NO.                DESCRIPTION OF DOCUMENT
-----------                -----------------------

10.1 Loan and security agreement by and among Penton Media, Inc. as borrower and the Lenders that are signatories hereto, as the Lenders, and Wells Fargo Foothill, Inc., as the arranger and administrative agent (filed as Exhibit 10.1 to the Company's Form 8-K on August 15, 2003, and incorporated herein by reference).

31.1 Principal executive officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Principal financial officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      REPORTS ON FORM 8-K

         DATE OF REPORT                     ITEMS REPORTED
         --------------                     --------------
         August 7, 2003      Item  7.  Financial Statements, Pro Forma Financial
                                       Information and Exhibits
                             Item 12.  Results of Operations and Financial
                                       Conditions

         August 15, 2003     Item  5.  Other Events
                             Item  7.  Financial Statements, Pro Forma Financial
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





                                                  Penton Media, Inc.
                                                  (Registrant)


                                             By:   /s/  PRESTON L. VICE
                                                  ------------------------------
                                                  Preston L. Vice

                                                  Chief Financial Officer
                                                  (Duly Authorized Officer
                                                  and Principal Financial
                                                  Officer)

Date: November 13, 2003

                                  EXHIBIT INDEX


EXHIBIT NO.                    DESCRIPTION OF DOCUMENT
-----------                    -----------------------

10.1 Loan and security agreement by and among Penton Media, Inc. as borrower and the Lenders that are signatories hereto, as the Lenders, and Wells Fargo Foothill, Inc., as the arranger and administrative agent (filed as Exhibit 10.1 to the Company's Form 8-K on August 15, 2003, and incorporated herein by reference).

31.1 Principal executive officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Principal financial officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.