Form 10-K
period 2003-12-31
PENTON MEDIA INC
filed 2004-03-30
CIK 1062441

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

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

       COMMON STOCK, $0.01 PAR VALUE                  OVER-THE-COUNTER BULLETIN BOARD

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     The aggregate market value of common stock held by non-affiliates of Penton Media, Inc., computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2003, at a closing price of $0.59 per share, was approximately $12,871,068. Shares of common stock held by each officer and director, their respective spouses, and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

AS OF MARCH 30, 2004, 33,496,070 SHARES OF PENTON MEDIA, INC. COMMON STOCK WERE
                                  OUTSTANDING.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PENTON MEDIA, INC.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                PART I
Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                               PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Item 8.   Financial Statements and Supplemental Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.  Controls and Procedures

                               PART III
Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
Item 13.  Certain Relationships and Related Transactions
Item 14.  Principal Accounting Fees and Services

                               PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K
Signatures
Schedule II -- Valuation and Qualifying Accounts

                              CAUTIONARY STATEMENT

     This Annual Report on Form 10-K contains statements relating to Penton Media, Inc. (including its future results and business trends) that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Although Penton believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Actual results or events may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth herein under the heading "Risk Factors." For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are a diversified business-to-business ("b-to-b") media company. We provide media products that deliver proprietary business information to owners, operators, managers and professionals in the industries we serve. Through these products, we offer industry suppliers multiple ways to reach their customers and prospects as part of their sales and marketing efforts. We publish 48 specialized trade magazines, produce 49 trade shows and conferences, and provide Web sites, electronic newsletters and other online media products. Our products serve 12 industries, which we group into four segments:

           INDUSTRY                                 TECHNOLOGY
           Manufacturing                            Internet Technologies
           Design/Engineering                       Enterprise Information Technology
           Mechanical Systems/Construction          Electronics
           Supply Chain                             RETAIL
           Government/Compliance                    Food/Retail
           Aviation                                 Leisure/Hospitality
           LIFESTYLE
           Natural Products

     We believe we have leading media products in most of the industries we serve. We are structured along segment and industry lines rather than by product lines. This enables us to promote our related groups of publications, trade shows and conferences, and online media products to our customers.

     Since our founding in 1892, we have grown from an industrial trade magazine publishing company into an integrated b-to-b media company serving a wide range of industrial, technology and retail markets. We became an independent company, incorporated in the State of Delaware, as a result of our spinoff from Pittway Corporation in August 1998.

     Our principal executive offices are located at The Penton Media Building, 1300 East Ninth Street, Cleveland, Ohio 44114, telephone 216-696-7000.

     We maintain a Web site at http://www.penton.com. The information contained on our Web site is not incorporated by reference in this report, and you should not consider it a part of this report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on our Web site as soon as reasonably practicable after they are filed, or furnished to, the Securities and Exchange Commission.

     Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to our continuing operations. Our discontinued operations consist of Penton Media Australia Pty, Limited ("PM Australia"), which was sold in December 2002, and Professional Trade Shows ("PTS"), which was sold in January 2003.

     Unless the context otherwise requires, the terms "we," "our," "us," "Company," and "Penton" as used herein refer to Penton Media, Inc. and its subsidiaries.

OUR INDUSTRY

     The b-to-b media industry provides information in various formats to targeted business and professional audiences. B-to-b media include print products such as magazines and newsletters; in-person media such as trade shows and conferences; and online media, such as Web sites, online conferences, electronic newsletters, and electronic books.

     Through b-to-b media, marketers can reach targeted business and professional audiences whose responsibilities include the buying or specifying of products and services for their business organizations. Marketing opportunities include advertising in specialized business magazines, exhibiting at or sponsoring trade shows and conferences; sponsorship of digital media and highly customized media products; and the strategic use of products related to core media products, such as direct marketing mailing and e-mail lists, article reprints and electronic reuse of content; and exclusive market intelligence and data.

     The b-to-b media industry experienced a challenging year in 2003, as a weak economy, disappointing corporate profits, and the lingering effects of geopolitical events pressured companies to reduce costs, including marketing spending.

     Advertising in b-to-b media serving technology and manufacturing-related markets suffered the greatest during the year. While certain markets saw upticks in ad spending in 2003 after two years of decline, spending in the computer market declined 16.9%, the software market declined 9.0%, and the manufacturing and electronic equipment/components market experienced an ad spending decline of 7.3% compared with 2002, according to the Business Information Network (BIN). According to BIN, advertising pages in b-to-b magazines overall declined a third consecutive year in 2003, although more modestly than the double-digit declines experienced in 2002 and 2001, as the economy showed signs of improvement throughout the year.

     Trade shows, overall, also had lackluster performance in 2003. According to Tradeshow Week magazine, net square footage of exhibit space declined 0.4%. This was the third straight year of decline in exhibit space, although it represented a much more modest rate of decline than that experienced in 2002 and 2001. Tradeshow Week magazine notes that both the number of exhibiting firms and professional attendance grew in 2003 by 0.6% and 3.6%, respectively, after two years of declines.

     In response to revenue pressures in 2003, the b-to-b media industry continued to reduce costs. The industry also focused significant effort on b-to-b marketers' increasing demand for a greater return on their marketing investments, particularly in the form of sales improvement and faster generation of qualified sales leads.

     The industry augmented initiatives to sell more fully integrated marketing solutions to customers, incorporating traditional print and event media platforms, as well as greater use of online and custom media. These media products have gained appeal with marketers because of their ability to generate strong user response and their effectiveness in promoting customers' brands and services.

     According to the July 2003 Veronis Suhler Stevenson ("VSS") Communications Industry Forecast & Report, continued improvement in economic conditions, a pickup in corporate spending and new product introductions are all expected to contribute to acceleration in the growth of U.S. spending in b-to-b media. Spending in the industry is expected to grow to $24.2 billion by 2007, from $19.2 billion in 2002, according to VSS. Spending on b-to-b magazines is forecast by VSS to experience a compound annual growth rate of 4.7% between 2002 and 2007, while spending on trade shows and exhibitions is expected to grow at a rate of 4.8% for the same period.

THE PENTON APPROACH

     Penton's strategic goal is to be the leading provider of integrated media and marketing solutions in the target markets we serve.

     Our business is organized along segment and industry lines, rather than product lines. This approach to our business allows our staff to develop deeper market knowledge and experience that benefits our customers through our ability to develop and produce the most relevant and timely information products, and our ability to provide marketing counsel and services to marketers that reflect the most current market conditions, trends and opportunities.

     Operating in a market-focused manner also allows us to cross-promote our related groups of publications, trade shows and conferences, online media, and custom media solutions to our customers. This enables our customers to utilize multiple complimentary channels for delivering their marketing message to their best sales prospects.

IN PRINT: PUBLICATIONS

     We publish specialized trade magazines in the U.S. as well as in the United Kingdom and Germany. Of our 32 magazines that are audited by a third-party service, 20 magazines, or 63%, hold the number-one or number-two market share position in their target markets, based on the number of advertising pages. Our publications are recognized for the quality of their editorial content; since 1990 our magazines have won nearly 850 editorial awards.

     We publish 48 trade magazines with a combined circulation of more than 3.0 million subscribers worldwide. Our magazines generate revenues primarily from the sale of advertising space and are primarily distributed through controlled circulation free of charge to qualified subscribers in our target industries. Subscribers to controlled-circulation publications qualify to receive our trade magazines by verifying, among other things, their responsibility for specific job functions, including purchasing authority. We survey our magazine subscribers annually to verify their continuing qualification.

     BPA International, an independent auditor of magazine circulation, audits circulation information for the majority of our publications each year. These audits verify that we have accurately identified the number and job responsibilities of qualified subscribers and that those subscribers are eligible to receive the relevant publication according to our established criteria.

     Each of our publications has its own advertising sales team and rate structure. Some advertisers may qualify for discounts based on advertising in multiple publications. We enable marketers to be more cost efficient in their advertising purchases by providing a single source for reaching customers and prospects in multiple but related markets.

     In addition, each of our publications has its own editorial staff. To preserve the editorial integrity of each publication's news reporting and analysis, we seek to maintain separation between the editorial and sales staffs of each publication. We believe that our reputation for objective, fair, and credible editorial content, contributes significantly to our success. Eighteen of our publications have served their industries for more than 50 years.

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

     We also publish five industry directories as well as buyers' guides, which are respected sources of buying information for industry decision makers. Most of the business directories we publish have limited competition.

IN PERSON: TRADE SHOWS AND CONFERENCES

     We produce 49 trade shows and conferences, which attract attendees with purchasing and specifying responsibility.

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

     Trade show exhibitors pay a fixed price per square foot for booth space. In addition, we receive revenues from attendee fees at trade shows and from exhibitor sponsorships of promotional media.

     Our conferences are supported by either attendee registration fees or marketer sponsorship fees, or a combination of each. The high quality and unbiased nature of our conference content attracts professional attendees. We are able to cost-effectively promote to attendees by utilizing related media products serving the same end user audience. For example, potential attendees are the readers of our magazines and the users of our Web sites and electronic newsletters.

ONLINE: WEB SITES AND ELECTRONIC NEWSLETTERS

     We currently maintain dozens of market-specific Web sites serving numerous markets. Our online portfolio also includes electronic newsletters; online conferences; sponsored topic-specific microsites; and electronic books. These products provide timely and focused information to highly targeted professionals, and typically are sponsored by advertisers interested in delivering marketing information to our subscribers. We believe we have a competitive advantage in the online business because of our established customer relationships in the markets we serve, the industry expertise of our staff, and the opportunities we have to promote our online media to targeted audiences through our magazines and trade shows.

ANCILLARY MARKETING SERVICES

     We also provide ancillary information services that complement our principal business media platforms. These services include:

        - Marketing Services. We provide a variety of marketing services, including article reprints, electronic re-use rights to our content, and database rentals. We use information from our subscription lists and other available databases to compile detailed mailing lists and electronic mail address lists for rental by marketers who want to promote their products and services through direct mail and electronic marketing programs. We offer these services to our customers to help them reach their targeted audiences.

        - Custom Communications. We produce a range of client-sponsored communication services, including: topic-specific conferences held across multiple cities; newsletters; magazines; catalogs; directories; education and training materials; and other marketing communications.

        - Specialized Advertising. We collect and forward reader inquiries to our advertisers. In addition, classified advertising sections in our publications and on our Web sites provide a cost-efficient medium for reaching prospects who are ready to buy specialized products and services. Also, print and online recruitment advertising provides an effective way to reach qualified professionals seeking career opportunities.

OUR BUSINESS SEGMENTS

     Our four segments derive their revenues from in-print publications, in-person trade shows and conferences, and online media to customers in our 12 distinct industries. These segment results are regularly reviewed by the Company's executive management team to determine how resources will be allocated to the segment and in assessing its performance.

     For information about the revenues from external customers, adjusted segment EBITDA and total assets of each of our business segments, see Note
18 -- Segment Information, in the notes to consolidated financial statements included herein. In addition, Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" provides a description of segment results.

INDUSTRY SEGMENT

     Content of our Industry publications, trade shows and conferences, and online media products is geared to customers in the manufacturing, design/engineering, mechanical systems/construction, supply chain, government/compliance, and aviation industries. Our Industry segment generated 39.9%, 39.3% and 31.6% of our total revenues in 2003, 2002 and 2001, respectively. For the years ended December 31, 2003, 2002 and 2001, respectively, 92.2%, 90.5% and 90.1% of this segment's revenues were generated from publications, 5.1%, 7.5% and 7.9% from trade shows and conferences, and 2.7%, 2.0% and 2.0% from online media and ancillary sources.

     Our manufacturing portfolio represented about 15.4% of our revenues in 2003. This portfolio targets executives in manufacturing organizations, managers of industrial facilities, and management personnel in the machine tool and metals industries. Our products in this portfolio, which include IndustryWeek, American Machinist and New Equipment Digest magazines, have a long history and are leaders in the industry. IndustryWeek, which was first published in 1882, brings together senior manufacturing executives to explore business issues, strategies, trends and technologies that can help them succeed in today's "better, faster, cheaper" global economy. IndustryWeek focuses on providing well-informed ideas and best practices presented from an authoritative point-of-view. American Machinist, first published in 1877, focuses on the metalworking marketplace, which consists of plants in industries primarily engaged in manufacturing durable goods and other metal products. New Equipment Digest, first published in 1936, presents concise descriptions and photos of new and/or improved industrial products, materials, components, equipment and services that established companies want to sell. Competition in this portfolio includes the manufacturing demographic editions of both BusinessWeek and Fortune magazines which compete against IndustryWeek; Manufacturing Engineering which competes against American Machinist; and Industrial Equipment News which competes against New Equipment Digest.

     The design/engineering portfolio represented about 9.3% of our revenues in 2003. This portfolio serves the information needs of engineers and designers in the original equipment, medical and biomedical markets, and designers and engineers of products that incorporate hydraulic and motion systems technologies. Leading products in this portfolio include Machine Design magazine, first published in 1929, which holds the greatest share of advertising pages in its market, and Hydraulics & Pneumatics magazine. Machine Design serves design engineers in the original equipment market, process and consulting industries. It provides design engineers with information on new technologies, industrial developments, research and development activities, products, and engineering procedures for designing manufactured products. Articles concentrate on practical applications, new developments and solutions to design problems. Hydraulics & Pneumatics serves design engineers, manufacturing engineers and other technical personnel who are involved in buying or specifying fluid power components, systems, materials, and controls. Competition in this portfolio includes Design News and Product Design & Development magazines.

     The mechanical systems/construction portfolio represented about 6.0% of our revenues in 2003. This portfolio serves engineers, designers, and contractors in the mechanical systems (heating/ventilation/air conditioning/refrigeration/plumbing) markets, as well as professionals in the architectural and construction trades. Our leading products in this portfolio have a long history in the industry and a reputation of excellence. They include Contracting Business magazine, established in 1944, Contractor magazine, first published in 1954, and HPAC Engineering magazine, first published in 1929. Contracting Business is dedicated to the residential, commercial and industrial mechanical systems contracting marketplace. Its editorial coverage includes new market opportunities, Internet technologies, design and engineering, and the service and maintenance of HVACR systems. For 50 years, Contractor has been the newsmagazine for mechanical contracting. Editorial content focuses on industry news, market trends, business management advice and new product information exclusively for plumbing, heating and piping contractors. HPAC Engineering magazine serves the growing mechanical engineered systems market in the areas of building construction, renovation and retrofit. Editorial content features articles in the area of systems design and sizing, facility and energy management controls systems, energy and water efficiency, indoor air quality, comfort management and deregulation. The main competitors in this portfolio are ACHR News and Plumbing & Mechanical magazines, both published by Business News Publishing, as well as Engineered Systems magazine.

     The supply chain portfolio represented about 2.7% of our revenues in 2003. Products in this portfolio target decision makers along the entire supply chain, including material handling engineers, third-party logistics providers, and those responsible for carrying, delivering and warehousing goods. Leading products in this portfolio include Material Handling Management and Logistics Today magazines. Material Handling Management magazine reaches subscribers responsible for material handling functions in manufacturing, warehousing and distribution. Editorial content focuses on material handling applications, technology and management strategies for increasing productivity, cutting operating costs, improving safety, supporting effective planning, and facilitating product/information flow. Logistics Today serves the transportation, warehousing and distribution, technology, and global business markets. Its content focuses on what is new, what others are doing, and what trends will impact future work. Competition in this portfolio includes Modern Material Handling, which competes head to head with Material Handling Management and Logistics Management magazines, published by Reed Business Information US ("Reed"), and Inbound Logistics, published by Thomas Publishing Company, both of which compete with Logistics Today.

     The government/compliance portfolio represented about 4.5% of our revenues in 2003. Products in this portfolio target government buyers and professionals who manage industrial safety, occupational health and environmental compliance. The leading products in this portfolio are Government Product News, established in 1962, which ranks number one in advertising market share, and Occupational Hazards magazine, which was established in 1938. Government Product News is a product information magazine read by government managers, engineers, administrators, department heads and procurement professionals who specify, plan and buy for city, county, state, and federal governments. Editorial content includes products, services and case histories. Occupational Hazards magazine serves the occupational safety and industrial hygiene market. Editorial content provides information to meet OSHA and EPA compliance requirements, improve the management of safety, industrial hygiene and environmental programs, and to find products and services that protect employees and property. Government Product News has three main competitors, including; American City & County, published by Primedia; Public Works, recently acquired by Hanley Wood; and Governing Magazine, published monthly by Congressional Quarterly Inc. Occupational Hazards magazines' main competitors are the Occupational Health & Safety magazine, which is published by Stevens Publishing, and the Industrial Safety & Hygiene News magazine, published by Business News Publishing.

     The aviation portfolio represented about 2.0% of our revenues in 2003. This portfolio's products target executives in the worldwide commercial airline industry. The leading product in this portfolio and in the industry is our Air Transport World magazine, which was first published in 1964. Editorial content include topics covering airline operations, information technology, alliances, distribution, transport aircraft and engine programs, MRO, aero politics, safety and regulations, finance and leasing, airport development and air cargo. One of the Company's major competitors in the aviation sector is Airline Business magazine, which is published by Reed.

TECHNOLOGY SEGMENT

     Content of our Technology publications, trade shows and conferences, and online media products is geared to customers in the electronics, enterprise information technology and Internet technologies industries. Our Technology segment generated 32.7%, 38.4% and 54.4% of our total revenues in 2003, 2002 and 2001, respectively. For the years ended December 31, 2003, 2002 and 2001, respectively, 63.2%, 59.4% and 40.5% of this segments revenues were generated from publications, 20.1%, 29.0% and 54.6% from trade shows and conferences and 16.7%, 11.6% and 4.9% from online media and ancillary sources.

     The electronics portfolio represented about 9.7% of our revenues in 2003. Products in this portfolio reach electronics engineers and engineering managers in the OEM, communications systems, microwave systems, wireless applications and network design markets. Some of our largest magazines in this portfolio include Electronic Design, first published in 1952; Microwaves & RF, first published in 1962; and EE Product News, first published in 1941. Electronic Design magazine focuses on new and emerging technologies, and the magazine reaches design engineers, engineering managers and technical executive managers at the conceptual design stage, where many product and technology decisions are initiated. Microwaves & RF magazine serves engineers and engineering managers involved in high frequency design. Target readers work in both commercial and military applications at radio frequency and microwave device, component, software, systems and test levels. EE Product News magazine, serves engineers and engineering managers involved in prototype design, where concepts take shape and buying decisions are made. We also produce the Wireless Systems Design Conference and Expo, held annually. This show targets engineers, engineering managers and other technically minded professionals working in the wireless arena. Competition in this portfolio includes EE Times magazine, published by CMP Media ("CMP"); EDN and ECN magazines, both published by Reed; Electronic Products, published by Hearst Publishing, Microwave Journal, published by Horizon House, and RF Design, published by Primedia.

     The enterprise information technology portfolio represented about 20.3% of our revenues in 2003. Our products in this portfolio serve professionals involved with the Microsoft Windows NT/2000/XP and SQL, IBM iSeries/AS400 and Lotus Domino application server environments; information security; graphics applications; and the emerging market addressing convergence of home office, controls and entertainment technologies. Leading products in this portfolio include the Windows & .NET Magazine and online network, the iSeries NEWSmagazine and online network, Business Finance magazine and SQL Server Magazine. Windows & ..NET Magazine serves Windows IT professionals by providing problem-solving information about the Windows platform, including Microsoft's .NET Framework, Windows XP, Windows 2000 and Windows NT. iSeries NEWS magazine helps iSeries and AS/400 professionals make strategic business decisions, solve programming problems, improve performance and security, and assess hardware and software products. Business Finance magazine informs finance executives about the growing role of finance within organizations from changes in technology, business strategy and economic trends and the implications of these changes for their business practices and career development. SQL Server Magazine is the independent guide to using SQL Server as a business application development platform. In addition, the enterprise information technology portfolio hosts numerous road shows throughout the year. A road show is a custom event bringing buyers and sellers together to introduce products and services and to generate sales leads for the sponsor. Competition in the Windows arena include Network World, published by IDG, and Network Computing, published by CMP. Other competitors in this portfolio include SQL Server Professional magazine, eServer Magazine and Search400.com.

     The Internet technologies portfolio represented about 2.7% of our revenues in 2003. Media products in this portfolio target service providers and other professionals who utilize Web technologies and services to achieve their enterprises' e-business objectives. The leading products in this portfolio include the Internet World UK and Internet World North trade shows. These trade shows provide major networking opportunities for every industry and every discipline that is affected by the Internet.

LIFESTYLE SEGMENT

     Content of our Lifestyle publications and trade shows and conferences is geared to professionals in the natural products industry. Our Lifestyle segment generated 15.5%, 13.1% and 8.3% of our total revenues in 2003, 2002 and 2001, respectively. For the years ended December 31, 2003, 2002 and 2001, respectively, 34.8%, 35.7% and 35.3% of this segment's revenues were generated from publications, and 65.2%, 64.3% and 64.7% of revenues were from trade shows and conferences.

     The products in this portfolio serve the natural products and nutraceuticals markets, including producers of raw materials, manufacturers, distributors and retailers. Leading products in this portfolio include The Natural Foods Merchandiser and Delicious Living magazines, and the Natural Products Expo trade shows. The Natural Foods Merchandiser provides information to companies involved in the development, marketing, sales and distribution of natural and organic products and dietary supplements. Delicious Living magazine is purchased by natural products retailers and is distributed to their customers to educate and inform them about natural products and a healthy lifestyle. It provides articles on a wide range of topics, including diet and nutrition, fitness, herbal medicine, homeopathy, natural healing, cooking with natural foods, personal care and the environment. The Natural Products Expos are held annually on the West and East Coasts of the United States, in Europe and in Asia. In addition to the extensive exhibits, the shows offer educational conferences, entertainment and a host of social events to foster personal and professional growth. The combined conference and trade show format is designed to bring the industry together to learn and share information with industry leaders. Competition in this portfolio includes such magazines as Health Supplement Retailer, Vitamin Retailer and Health Product Business, which compete against The Natural Foods Merchandiser, and Better Nutrition, Energy Times, Let's Live and Vegetarian Times, which compete against Delicious Living. Trade shows that compete with our Natural Product Expo shows include the Fancy Foods show, the FMI show and the NNFA show.

RETAIL SEGMENT

     Content of our Retail publications, trade shows and conferences, and online media products is geared to customers in the food/retail and leisure/hospitality markets. Our Retail segment generated 11.9%, 9.2% and 5.7% of our total revenues in 2003, 2002 and 2001, respectively. For the years ended December 31, 2003, 2002 and 2001, respectively, 74.9%, 79.5% and 83.4% of this segment's revenues were generated from publications, 23.3%, 18.7% and 14.9% from trade shows and conferences and 1.8%, 1.8% and 1.7% from online media and ancillary sources.

     The food/retail portfolio represented about 8.4% of our revenues in 2003. This portfolio targets full-service restaurant operators, decision makers in institutional foodservice and retail and large-volume baking operations, and management staff at convenience store headquarters. Leading magazines in this portfolio include Restaurant Hospitality, which dedicates 100% of its efforts to full-service restaurants; Modern Baking magazine, which serves bakeries offering higher quality bakery foods, including retail, supermarket in-store and specialty wholesale bakeries, and foodservice operators that bake on premise; Food Management magazine, which serves the noncommercial foodservice market, including food operations at colleges and universities, schools, healthcare providers, the military and airlines; and Convenience Store Decisions magazine, which focuses on reaching the decision makers in the retail segment of the convenience store industry. We also provide the bakery-net.com Web site, which has over 20,000 registered qualified users and includes a bakery buyers guide. In addition, our National Convenience Store Advisory Group provides event forums for interaction with top management among retail operators, manufactures and wholesalers. Competition for our baking magazines primarily includes Baking Buyer, published by Sosland Publishing Co., Baking & Snack magazine and Snack Food and Wholesale Baking magazine. Competitors for our restaurant magazines include Nation's Restaurant News, published by Lebhar-Friedman; Restaurants and Institutions, published by Reed; and Restaurant Business, published by VNU Business Publications ("VNU"). Competitors in the convenience store market include Convenience Store News, published by VNU, and Convenience Store Petroleum, published by CSP Information Group.

     The leisure/hospitality portfolio represented about 3.5% of our revenues in 2003. This portfolio serves professionals managing leisure and recreation facilities and outdoor sports and grounds facilities in Europe and the hospitality industry in the United States. The leading products in this portfolio include our International Leisure Industry Week exhibition held annually in the United Kingdom and our Lodging Hospitality magazine, which was first published in 1949. Our Leisure Industry Week ("LIW") trade show was established in 1989 and is the UK's largest and longest-running trade show and conference serving the out-of-home leisure and hospitality market. The show is attended by more than 14,000 operators of theme parks, family entertainment centers, private and public sector leisure and sports venues, health and fitness clubs, museum and heritage sites, and leading tourist attractions. These operators use LIW as a primary sourcing event for soft and outdoor play equipment; kids and theme park rides; sports, fitness and recreational equipment; catering and vending options; and facilities management solutions, including disabled access, ticketing, security, membership systems, and sound and lighting. LIW has no direct competitors, though there are a number of shows which cross over with some sections of LIW, including Euro Amusement Show for the European theme park market, Hospitality Week/Hotel Olympia in the UK, and FIBO, which targets the European fitness industry and is held in Germany, and the UK's Professional Beauty show, which targets health center and spa markets. Our Lodging Hospitality magazine serves the lodging industry, including hotel owners, operators and developers. It reaches corporate and operations personnel hoteliers at all levels, corporate and operations, including chain headquarters, multi-unit owners and independent properties. Competitors include Hotel & Motel Management magazine, owned by Advanstar Communications, and Hotel Business magazine, owned by ICD Publications.

RECENT DEVELOPMENTS

     See discussion of recent developments and significant 2003 events in "Significant 2003 Events" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ACQUISITIONS AND DIVESTITURES

     In January 2003, the Company completed the sale of the assets of its PTS group, which was part of our Industry segment, to Cygnus Business Media, Inc. for total consideration of approximately $3.2 million. The cash received from the sale was used to pay down the Company's outstanding credit facility. A gain of approximately $1.4 million on the sale was recorded in the first quarter of 2003. The results of PTS are included as a component of discontinued operations in the accompanying consolidated statements of operations.

     In December 2002, the Company completed the sale of the assets of PM Australia, which was part of our Technology segment, to AJB Publishing Pty Limited for total consideration of approximately $0.1 million. Approximately $0.01 million was paid in cash upon closing, with the remaining consideration to be paid in 12 equal monthly installments starting in July 2003. The cash received from the sale was used to pay down the Company's outstanding credit facility. The related loss on the sale was approximately $0.6 million and is included as a component of discontinued operations in the accompanying consolidated statements of operations.

     In December 2002, the Company disposed of four other properties. Three of these properties, Streaming Media, Boardwatch and ISPCON, were part of our Technology segment. The other property, A/E/C, was part of our Industry segment. The aggregate consideration for these properties was approximately $0.9 million. The cash received from these sales was used to pay down the Company's outstanding credit facility. The sale of the properties resulted in a loss of approximately $0.9 million and is included in operations as loss on sale of properties in the accompanying consolidated statements of operations as these properties did not qualify for discontinued operations treatment.

     In 2001, Penton acquired nine companies for an aggregate purchase price of approximately $10.0 million in cash and $3.2 million in promissory notes.

CUSTOMERS

     We serve a diverse group of customers worldwide in our 12 industry portfolios. We market our products directly to customers through our internal marketing and sales force. None of our customers accounted for more than 1.1% of our total revenues in 2003. Our top 10 customers accounted for approximately 3.7% of our total revenues in 2003.

COMPETITION

     We experience intense competition for our products and services. We compete with several much larger international companies that operate in many markets and have broad product offerings in both publishing and trade shows and conferences. We compete for readers and advertisers in the publishing marketplace, which is fragmented. According to industry sources, in February 2003, there were about 1,500 publishing companies and 5,200 trade magazine titles.

     We also compete for venues, exhibitors, sponsorships and show attendees in the trade show and conference marketplace. This market is also highly fragmented. Approximately 2,500 trade shows were expected to be held in the United States and Canada in 2003. About 1,500 independent companies and industry associations are expected to produce these shows, according to industry sources. Since our trade show business is relatively easy to enter, additional competitors may enter these markets. In addition, our trade show and conference business competes with many industry associations, and in several countries, the trade show and conference hall owner and operator may also be a competitor.

     As online media has gained favor for both information delivery and for marketing purposes, there has been a major influx of new product offerings by b-to-b media companies and other information providers who represent added competition.

     Our publications generally compete on the basis of:

        - editorial quality and integrity;

        - quantity and quality of circulation;

        - the strength of complementary products serving the same niche;

        - the effectiveness of sales and customer service; and

        - advertising rates.

     Our trade shows and conferences generally compete on the basis of:

        - the availability of attractive venues and dates;

        - the quality and integrity of educational offerings;

        - the ability to provide events that meet the needs of particular market segments;

        - the ability to attract qualified attendees; and

        - the ability to provide high-quality show services, exhibition space and attractive marketing and sponsorship opportunities.

     Our online media products generally compete on the basis of:

        - quality and uniqueness of information content;

        - quality and speed of sales lead generation;

        - technical quality and the related ease of use for the end user;

        - product development speed;

        - advertising and sponsorship rates.

OUR BUSINESS STRATEGY

     We experienced declines in our revenues as a result of difficult business conditions across most of our markets and particularly challenging conditions in our technology and manufacturing-related media portfolios, which constitute our largest portfolios. Due to these challenges and their impact on our financial performance, we have shifted our business strategy from accelerating growth through aggressive acquisitions and internal product development to improving profitability through cost reduction measures and process improvements.

     Reduce Fixed Costs. Penton had built a cost structure to support the approximate 25% compounded annual revenue growth we experienced between 1996 and 2000. Beginning in 2001, and throughout 2002 and 2003, we implemented a number of cost reduction initiatives in an effort to align our cost structure with the sharp downturn in our business. These efforts included reducing net headcount by 96 positions in 2003 (a combined 52.6% net headcount reduction since January
2001); making adjustments to employee benefits, including freezing the Company's pension plan and introducing a defined contribution plan; reducing capital spending; outsourcing certain corporate and division functions; and implementing process improvements that resulted in a permanent reduction in the cost basis of our business. We expect to continue to reduce our operating costs if market conditions do not improve.

     Grow Revenues Through Aggressive Sales of Integrated Media and Marketing Solutions. B-to-b marketing has evolved to a model that emphasizes using an integrated and broad array of media and marketing vehicles. Penton is responding by continuously adding to and diversifying its product offerings. In particular, we are focusing on launching online media products to complement our in-print and in-person portfolio. We are expanding our online media portfolio because digital media has gained a larger presence in our customers' marketing mix. Digital media offer benefits of speed of information delivery, rapid sales lead generation and effective interactivity with end users. Our online media launches require modest capital investment and typically produce positive adjusted EBITDA, before shared expenses, within the first year of launch because we often can leverage existing content and staff resources to develop these products.

     Our focus on the sale of integrated solutions also encompasses aggressive development of custom media solutions for our customers. Single-sponsored magazines, newsletters and white papers, topic-specific conferences that are produced in multiple cities and specialized Web microsites are examples of such products. These creative marketing solutions are typically conceived and developed by existing staff in our market groups and are sold with selective pricing that typically produces attractive returns for Penton.

     Restructure Product Portfolio. In 2003, we continued to restructure our portfolio to improve profitability. We canceled certain technology trade shows and discontinued certain publications due to weak market conditions. We believe these restructuring efforts will improve the adjusted EBITDA of our product lines without compromising the strength and integrity of our core media brands or their usefulness and value to our customers. We continually respond to opportunities in our current markets to develop new products and we will continue to make new product introductions.

DOMESTIC AND FOREIGN REVENUES AND ASSETS

     Domestic revenues of our products and services constituted 90.2%, 89.1%, and 86.8% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Foreign revenues totaled 9.8%, 10.9% and 13.2% of our revenues for the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, 2002 and 2001, 81.0%, 74.9% and 68.7%, respectively, of these foreign revenues were generated by Penton Media Europe Limited, a subsidiary of Penton located in the United Kingdom. See Note 18 -- Segment Information, in the notes to consolidated financial statements included herein, for a description of the Company's assets located in the United States and in the United Kingdom.

PRODUCTION AND DISTRIBUTION

     All of the Company's print products are printed and bound by independent printers. We have a service contract through 2006 that provides for the printing of a majority of our 48 specialized trade magazines. If additional printing capacity is needed, we believe that additional printing services are readily available at competitive prices.

     The principal raw material used in our print publications is paper. We believe that the existing arrangements providing for the supply of paper are adequate, and, in any event, alternative sources are available. Paper costs accounted for about 7.8%, 8.4% and 9.0% of our total editorial, production and circulation costs for the years ended December 31, 2003, 2002 and 2001, respectively. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply, and general economic conditions.

     Substantially all of our publications are delivered by the United States Postal Service within the continental United States. Consequently, postage costs are subject to postage rate changes. Postage costs represent a significant expense, accounting for about 14.5%, 14.2% and 12.7% of our total editorial, production and circulation costs for the years ended December 31, 2003, 2002 and 2001, respectively. Most of the Company's magazines are packaged and delivered to the United States Postal Service directly by the printer. Postage rates increased on July 1, 2001 and June 30, 2002. There were no rate increases in 2003 and none are expected in 2004.

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

SEASONALITY

     We may experience seasonal fluctuations as trade shows and conferences held in one quarter in the current year may be held in a different quarter in future years.

EMPLOYEES

     On December 31, 2003, we employed about 850 people, primarily in the United States. None of our employees are represented by a labor union, and we consider relations with our employees to be good.

RISK FACTORS

     The following are factors that may affect our actual operating results and could cause results to differ materially from those in any forward-looking statements. In addition to the other information contained in this document, you should carefully consider the following risk factors.

We are incurring substantial operating losses, we anticipate additional future losses and we must increase our revenues to become profitable.

     We incurred net losses of $87.8 million, $286.3 million and $104.1 million in 2003, 2002 and 2001, respectively. We face an environment of uncertainty, and visibility for the Company's business, particularly advertising sales, remains limited. We expect that we will continue to incur operating losses in the near term.

     In order to return to profitability, we must achieve substantial revenue growth. Revenue growth will depend on a recovery in marketing spending in traditional b-to-b media along with continued growth from new online media offerings. Although we have implemented a number of expense reduction and restructuring initiatives to more closely align our cost structure with the current business environment, expense reductions alone, without revenue growth, will not return us to profitability. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

We depend on advertising revenues, which decrease during economic downturns and fluctuate from period to period.

     For the years ended December 31, 2003, 2002, and 2001 about 61.9%, 59.7% and 49.0%, respectively, of our revenues came from advertising. Our advertising revenues fluctuate with general economic cycles, and any material decline in these revenues could have a material adverse effect on our business, results of operations and financial condition. Historically, advertising revenues have increased during economic recoveries and decreased during both general economic downturns and regional economic recessions. In a general economic downturn or a recession, advertisers reduce their advertising budgets, intensify their attempts to negotiate lower advertising rates and pay outstanding invoices more slowly. We have experienced some of these effects in 2001, 2002 and 2003. Our advertising revenues decreased by 20.2% from 2001 to 2002 and by 9.0% between 2002 and 2003. If the anticipated recovery in marketing spending in traditional b-to-b media does not take place, or is significantly delayed, our results of operations may be adversely affected.

We have a significant amount of debt.

     At December 31, 2003, we had total indebtedness of approximately $328.6 million, net of approximately $3.3 million of original-issue discount on our 10 3/8% senior subordinated notes ("Subordinated Notes") and approximately $0.6 million of original-issue discount on our 11 7/8% senior secured notes ("Secured Notes"). Subject to restrictions in our debt instruments, we had the ability to incur additional indebtedness of approximately $39.9 million under our credit facility at December 31, 2003.

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

     Our current debt levels have subjected us to the risks described above. If new debt is added to our current debt levels, these risks could intensify.

We may not be able to service our debt.

     Our ability to pay or to refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business, and other factors beyond our control.

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

     The indentures governing our Subordinated Notes and our Secured Notes, our credit facility and our convertible preferred stock contain restrictive covenants that limit our ability to engage in a variety of transactions, including incurring or guaranteeing additional indebtedness, making investments, creating liens on our assets, transferring or selling our assets, paying dividends or engaging in mergers, acquisitions or consolidations. The terms of our credit facility prohibit us from voluntarily prepaying certain indebtedness.

     A breach of any of the covenants or other provisions in our debt instruments could result in a default thereunder. Upon the occurrence of an event of default under our debt instruments, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and, terminate all commitments to extend further credit, which would adversely affect our ability to fund our operations. An acceleration of amounts due under our credit facility would cause us to be in default under the indenture governing our Subordinated Notes and our Secured Notes, resulting in the acceleration of all outstanding amounts, and vice versa, given certain thresholds. If we are unable to repay any accelerated amounts under our debt instruments, the respective lenders/holders could proceed against the collateral granted to them to secure that indebtedness. If the lenders/holders under our debt instruments accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay all of our indebtedness.

The preferred stockholders have the right to cause the Company to seek a buyer.

     Under the preferred stock agreement, since the leverage ratio has exceeded
7.5 for four consecutive quarters, the preferred stockholders have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. If a buyer is found, we cannot assure the common stockholders that there will be enough proceeds from the sale to payoff all of our outstanding debt, the outstanding amount due the preferred stockholders, and have funds remaining for the common stockholders. If the Company would have been sold on the date of this filing, the bondholders would be entitled to receive $335.8 million and the preferred stockholders would be entitled to receive $226.6 million before the common stockholders would receive anything for their common shares.

If the U.S. and European economies worsen, the cost-saving efforts we implemented may not be sufficient to achieve the benefits we expect.

     In 2002 and 2003, we experienced a significant decline in revenue, due primarily to weak economic conditions, which were exacerbated by the threat of additional terrorist attacks and the war with Iraq. We cannot predict if or when the economy or our revenues will improve. We have taken a number of steps designed to improve our profits and margins despite decreased revenues. We have sold properties that were underperforming; restructured a number of our businesses and support departments; and reduced overhead infrastructure by consolidating and closing several facilities; centralizing enterprise information technology services and outsourcing certain corporate functions. As a result, we recorded special charges to our income of $18.8 million in 2001, $16.4 million in 2002 and $5.7 million in 2003. If the U.S. and European economies worsen, or if additional terrorist attacks occur, our revenues may continue to decline. If revenues decline beyond our expectations, the cost-saving efforts we implemented in 2002 and in 2003 will likely not achieve the benefits we expect. We may be forced to take additional cost-saving steps that could result in additional charges and otherwise have a material adverse affect on our business.

The profitability and success of our trade shows and conferences could be adversely affected if we are unable to obtain desirable dates and locations.

     In 2003, about 21.4% of our revenues came from trade shows and conferences. We compete for desirable dates and venues for our trade shows and conferences. If this competition intensifies, we may be unable to schedule important engagements. If we are unable to obtain desirable dates and venues for events, the profitability and future success of these events could be adversely affected. Although we generally reserve venues and dates more than one year in advance, these reservations are not binding until we sign a contract with a facility operator. These contracts generally hold venues and dates for only one year.

A significant portion of our revenues and operating margin is generated from our Natural Product Expo East and Natural Product Expo West trade shows. A decline in the performance of these shows would significantly reduce our revenues and operating income.

     For the year ended December 31, 2003, our Natural Product Expo East and Natural Product Expo West trade shows represented approximately 8.9% of our total revenue and approximately 28.3% of operating margin. We expect that the Natural Product Expo East and Natural Product Expo West trade shows will continue to represent a significant portion of our overall revenue and contribution in the future. Therefore, a significant decline in the performance of one or both of the Natural Product Expo East and Natural Product Expo West trade shows could have a material adverse effect on our financial condition and results of operations.

A terrorist attack or the outbreak of diseases could have a significant effect on our trade shows.

     The events of September 11, 2001 had a material adverse impact on the Company. The occurrence of another terrorist attack could again have a material adverse impact on the Company and its operations.

     In 2003, there was an outbreak of Severe Acute Respiratory Syndrome (SARS), which primarily had an adverse impact on the Company's Asia trade show. If there were another outbreak of a disease (such as SARS) that affected travel behavior, particularly in the U.S., it could have a material adverse impact on the Companies trade show operations.

Our trade shows, conferences and publishing revenues vary due to the movement of annual events or publication mailing dates and the timing of our customers' product launches.

     Our trade shows, conferences and publishing revenues are seasonal, due primarily to the timing of our large trade shows and conferences and publication of our large industry directories. Because event revenues are recognized when a particular event is held, and publication revenues are recognized in the month publications are mailed, we may also experience fluctuations in quarterly revenues based on the movement of annual events or mailing dates from one quarter to another. In 2003, about 26.4% of our total revenues was generated during the first quarter, about 24.5% during the second, about 26.2% during the third, and about 22.9% of our revenues was generated during the fourth quarter.

     In addition, our trade show and conference revenues may fluctuate from period to period based on the spending patterns of our customers. Many of our large customers concentrate their trade show participation around major product launches. Because we cannot always know or predict when our large customers intend to launch new products, it is difficult to anticipate any related fluctuations in our trade shows and conferences revenues.

Loss of key personnel could impair our success.

     We benefit from the leadership and experience of our senior management team, and we depend on its continuing services in order to successfully implement our business strategy. Although we have entered into employment agreements with Thomas L. Kemp, Daniel J. Ramella and other executive management, they and other key personnel may not remain in our employment. The loss of key personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain "key person" life insurance with respect to our senior management team. See Recent Events section of Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Chief Executive Officer's departure from the Company.

Competition may adversely affect our earnings and results of operations.

     We experience intense competition for our products and services. If we fail to compete effectively, our earnings and results of operations could be adversely affected. We compete for readers and advertisers in the publishing marketplace and for trade show and conference venues, exhibitors, sponsorships and show attendees. Because our industry is relatively easy to enter, we anticipate that additional competitors, some of whom may have greater resources than we do, may enter these markets and intensify competition.

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

        - difficulties in staffing and managing multinational operations;

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

     Costs related to the development of new products and services are expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number, timing, and scope of new product launches.

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

     Paper and postage are necessary expenses relating to our print products and magazine distribution. In 2003, these expenses accounted for approximately 7.8% and 14.5%, respectively, of our total editorial, production and circulation costs. Significant increases in paper prices, or in postage prices may have an adverse effect on our business. We do not use forward contracts, and all of our paper supply vendor arrangements provide for price adjustments to reflect prevailing market prices. We use the United States Postal Service for domestic distribution of substantially all of our magazines and marketing materials.

ITEM 2.  PROPERTIES

     The Company leases all of its principal properties. The general characteristics of the leased properties are as follows:

                                                                                LEASE      APPROXIMATE
SEGMENT                                 LOCATION             PRINCIPAL USE    EXPIRATION   SQUARE FEET
-------                        --------------------------   ---------------   ----------   -----------
Industry/Corporate...........  Cleveland, Ohio(1)           General Offices      2010        161,000
Industry/Corporate...........  Cleveland, Ohio              Warehousing          2004         28,000
Industry.....................  Fremont, California(2)       General Offices      2005         13,550
Industry.....................  Washington, D.C.             General Offices      2005          5,200
Technology...................  Darien, Connecticut(3)       General Offices      2009         18,200
Technology...................  New York, New York(2)        General Offices      2009         10,000
Technology...................  Paramus, New Jersey          General Offices      2008         11,000
Technology...................  Loveland, Colorado           General Offices      2005         35,650
Technology...................  Loveland, Colorado           Warehousing          2006          7,500
Technology...................  Isleworth, Middlesex, U.K.   General Offices      2014          7,600
Technology...................  London, U.K.(4)              General Offices      2010         12,000
Technology...................  Los Gatos, California(2)     General Offices      2005          5,375
Lifestyle....................  Boulder, Colorado            General Offices      2006         29,000
Retail.......................  Des Plaines, Illinois        General Offices      2007          5,500

---------------

(1) The Company is no longer occupying 57,500 square feet of office space at its Cleveland, Ohio facility. The Company has sublet 28,766 square feet of this space.

(2) The Company has sublet these offices for the remainder of their respective lease terms.

(3) The Company is no longer occupying 13,650 square feet of this space.

(4) The Company is no longer occupying this space.

     The Company has other smaller properties, including sales and/or general offices under leases expiring through 2013, located in cities throughout the United States, United Kingdom, and Hong Kong. We believe our facilities are suitable and adequate for our present needs.

ITEM 3.  LEGAL PROCEEDINGS

     In connection with the acquisition of Mecklermedia Corporation in 1998, a lawsuit was brought against the Company on December 1, 1998 by Ariff Alidina (the "Plaintiff"), a former stockholder of Mecklermedia Corporation, in the United States Federal District Court in the Southern District of New York for an unspecified amount, as well as other relief. The Plaintiff had claimed that the Company violated the federal securities laws by selling Mr. Meckler, a beneficial owner of approximately 26% of the shares of Mecklermedia, an 80.1% interest in internet.com Corporation (now known as Jupitermedia Corporation) for what the Plaintiff alleges was a below-market price, thereby providing Mr. Meckler more consideration for his common stock in Mecklermedia Corporation than was paid to other stockholders of Mecklermedia Corporation. On May 16, 2001, the United States District Court for the Southern District of New York granted the Plaintiff's motion for certification of a class consisting of all former stockholders of Mecklermedia who tendered their shares in the tender offer. By letter dated November 3, 2003, plaintiffs' counsel informed the Court that a settlement had been reached in this case and that a request for preliminary approval of the settlement will be submitted to the Court once the settlement papers are finalized. The parties will soon submit papers to the Court and seek its preliminary approval of the settlement. If approved, the class settlement will be paid entirely from insurance proceeds.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In June 2003, the Company was notified by the New York Stock Exchange ("NYSE") that it would begin delisting procedures of the Company's common stock. The NYSE reached its decision because Penton had been unable to comply with the NYSE's continued listing criteria, which include minimum levels for stock price, market capitalization, and stockholders' equity. The NYSE took this action at this time because Penton was not expected to be able to increase its equity to the minimum listing requirements within the required time frame. On June 17, 2003, Penton's stock began trading on the Over-the-Counter Bulletin Board under the symbol PTON.

     The following tables set forth, for the periods indicated, the high and low sales prices for Penton's common stock.

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
Year Ended December 31, 2003:
  First Quarter.............................................  $0.84    $0.32
  Second Quarter............................................   0.80     0.29
  Third Quarter.............................................   1.70     0.59
  Fourth Quarter............................................   1.52     1.14

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
Year Ended December 31, 2002:
  First Quarter.............................................  $9.35    $5.26
  Second Quarter............................................   9.11     1.90
  Third Quarter.............................................   2.15     0.19
  Fourth Quarter............................................   1.05     0.21

     The Company had approximately 981 record holders of its common stock on February 27, 2004.

     Our dividend policy is determined by our Board of Directors. In July 2001, a decision was made by our Board of Directors to discontinue the payment of dividends. We paid quarterly dividends for the first half of 2001 in the amount of $0.03 per share. Any decision to pay dividends in the future will be made by our Board of Directors based upon the results of our operations and financial condition and such other matters as our Board of Directors considers relevant. The terms of our outstanding convertible preferred stock, however, limit the payment of dividends on the common stock until all accrued dividends have been paid on the convertible preferred stock. We may not pay accrued dividends on the convertible preferred stock unless approved by the holders of not less than 75% of the then outstanding shares of convertible preferred stock. Furthermore, the Company's ability to pay dividends is restricted by certain covenants in the bond indentures and credit facility.

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

     In April 2003, the Company offered to reimburse employees who had purchased Penton common stock through the Company's 401(k) plan between March 25, 2002 and March 25, 2003. Employees who signed a release were reimbursed the amount by which the price they paid for the common stock exceeded the closing price of the stock on the date they executed the release, or if the stock had been sold, the amount by which the price paid by the employee exceeded the sales price. Employees who did not sign the release by May 22, 2003 retain any rights they may have under the Federal securities laws. Over 80% of the employees who were offered the reimbursement accepted the terms of the release, representing a liability of approximately $0.6 million, which was deposited into each individual's 401(k) account in July 2003. This amount is included in restructuring and other charges in the consolidated statement of operations.

     At December 31, 2003, the Company had classified 4,191 shares, related to the potential rescissionary rights, outside of stockholders' deficit because the redemption of the stock is not within the control of the Company. All rescissionary rights expired on March 14, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents our selected financial data. The operating data for the three years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 have been derived from our audited consolidated financial statements and related notes, which appear elsewhere in this Form 10-K. The operating data for the two years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 1999, 2000 and 2001 have been derived from our audited consolidated financial statements and related notes that are not included in this Form 10-K.

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

          - Operating expenses include the following charges: (a) impairment of Internet asset charges of $2.1 million in 2000; (b) impairment of other asset charges of $45.8 million, $223.4 million, and $59.8 million, in 2003, 2002 and 2001, respectively; (c) restructuring charges of $5.7 million, $16.4 million, $18.8 million in 2003, 2002 and 2001, respectively (of which $1.0 million is classified with discontinued operations in 2002); (d) loss on sale of properties of $0.9 million in 2002; and (e) amortization of goodwill in 1999, 2000 and 2001. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for an overview of these items that affect comparability of the financial data in this five-year summary.

          - In 2002, Penton adopted Statement of Financial Accounting Standard ("SFAS") No. 142 and recorded a transitional one-time, non-cash goodwill impairment charge of $39.7 million related to two of our reporting units, which are part of our Technology segment. The charge was recorded as a cumulative effect of accounting change. See
            Note 4 -- Goodwill and Other Intangibles in the notes to the consolidated financial statements.

          - In 2002, the amortization of deemed dividend and accretion of preferred stock included a $42.1 million, one-time, non-cash charge, which was the result of stockholder approval on May 31, 2002 to remove the 10-year mandatory redemption date on our preferred stock. See Note 7 -- Mandatorily Redeemable Convertible Preferred Stock in the notes to consolidated financial statements.

          - The 2003 and 2002 benefit for income taxes includes a $19.0 million and $36.2 million charge, respectively, to establish a full valuation allowance for our net deferred tax assets and net operating loss carryforwards. See Note 10 -- Income Taxes in the notes to consolidated financial statements appearing elsewhere herein.

          - Penton sold its stock in Jupitermedia Corporation (formerly known as INT Media Group, Inc.) and recognized a gain from its sale of $1.5 million, $110.2 million and $5.9 million in 2002, 2000 and 1999, respectively.

          - Included in interest expense in 2003 is approximately $0.9 million related to the write-off of unamortized financing fees associated with the commitment reduction of our credit facility revolver in January 2003 from $40.0 million to $20.1 million. Also included in interest expense in 2003 is approximately $1.0 million related to the write-off of unamortized financing fees associated with the replacement of our senior secured credit facility in August 2003 with a new four-year loan agreement. Included in interest expense in 2002 is approximately $0.7 million related to the write-off of unamortized finance fees associated with the commitment reduction of our credit facility revolver from $185.0 million to $40.0 million in March 2002 and approximately $1.4 million related to hedging activities.

          - The extinguishment of debt of $0.3 million in 2002 consists of a gain on the purchase of $10.0 million face value of our Subordinated Notes in March 2002, at prevailing market prices, offset by the write-off of unamortized deferred finance costs associated with the payoff of our term loan A and term loan B facilities. In 1999, the extinguishment of debt of $8.4 million related to the write-off of unamortized deferred finance costs associated with our former credit facility and the extinguishment of part of our outstanding former senior debt.

          - Included in cash flows from operations in 2003 and 2002 are tax refunds of $52.7 million and $12.2 million, respectively.

          CONSOLIDATED COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

                                                                    YEAR ENDED DECEMBER 31,
(DOLLARS AND SHARES IN THOUSANDS,                   --------------------------------------------------------
EXCEPT PER SHARE DATA)                                2003        2002        2001        2000        1999
---------------------------------                   ---------   ---------   ---------   ---------   --------
OPERATING RESULTS:
  Revenues........................................  $ 206,260   $ 235,106   $ 358,871   $ 399,717   $297,272
     Operating expenses...........................    255,013     482,659     440,493     344,444    258,326
                                                    ---------   ---------   ---------   ---------   --------
  Operating income (loss).........................    (48,753)   (247,553)    (81,622)     55,273     38,946
     Interest expense.............................    (39,686)    (38,193)    (30,487)    (19,485)   (21,622)
     Interest income..............................        523         768       1,862       5,352        432
     Gain on sale of investments..................         --       1,491          --     110,210      5,906
     Gain (loss) on extinguishment of debt........         --         277          --          --     (8,413)
     Writedown (recovery) of Internet
       investments................................         24         (41)        824      (9,490)        --
     Other, net...................................       (748)       (635)     (2,839)        (45)      (170)
     Benefit (provision) for income taxes.........         53      40,514      16,318     (61,790)   (16,065)
                                                    ---------   ---------   ---------   ---------   --------
  Income (loss) from continuing operations........    (88,587)   (243,372)    (95,944)     80,025       (986)
     Income (loss) from discontinued operations...        738      (3,252)     (8,163)       (435)     9,196
     Cumulative effect of accounting change.......         --     (39,700)         --          --         --
                                                    ---------   ---------   ---------   ---------   --------
  Net income (loss)...............................    (87,849)   (286,324)   (104,107)     79,590      8,210
                                                    ---------   ---------   ---------   ---------   --------
     Amortization of deemed dividend and accretion
       of preferred stock.........................     (8,886)    (46,174)         --          --         --
                                                    ---------   ---------   ---------   ---------   --------
  Net income (loss) applicable to common
     stockholders.................................  $ (96,735)  $(332,498)  $(104,107)  $  79,590   $  8,210
                                                    =========   =========   =========   =========   ========
  Earnings per common share -- basic:
     Income (loss) from continuing operations.....  $   (2.93)  $   (8.94)  $   (3.00)  $    2.52   $  (0.04)
     Net income (loss) applicable to common
       stockholders...............................  $   (2.91)  $  (10.27)  $   (3.26)  $    2.51   $   0.29
     Basic average shares outstanding.............     33,299      32,374      31,917      31,730     28,108
  Earnings per common share -- diluted:
     Income (loss) from continuing operations.....  $   (2.93)  $   (8.94)  $   (3.00)  $    2.50   $  (0.03)
     Net income (loss) applicable to common
       stockholders...............................  $   (2.91)  $  (10.27)  $   (3.26)  $    2.49   $   0.29
     Diluted average shares outstanding...........     33,299      32,374      31,917      32,010     28,209
  Dividends per common share......................        n/a         n/a   $    0.06   $    0.12   $   0.12

                                                                    YEAR ENDED DECEMBER 31,
(DOLLARS AND SHARES IN THOUSANDS,                   --------------------------------------------------------
EXCEPT PER SHARE DATA)                                2003        2002        2001        2000        1999
---------------------------------                   ---------   ---------   ---------   ---------   --------
CASH FLOWS AND OTHER DATA:
  Cash flows:
     Operating....................................  $  27,715   $ (16,585)  $ (18,248)  $   9,240   $ 34,357
     Investing....................................  $     626   $  (3,307)  $ (27,455)  $(111,168)  $(27,770)
     Financing....................................  $  (5,655)  $   6,607   $  54,231   $  83,306   $ 19,879
       Capital expenditures.......................  $  (3,294)  $  (3,855)  $  (7,602)  $ (27,272)  $ (5,884)
       Depreciation and amortization..............  $  13,790   $  19,329   $  44,048   $  32,811   $ 27,881
BALANCE SHEET DATA:
  Total assets of continuing operations...........  $ 318,890   $ 412,723   $ 700,477   $ 781,757   $805,151
  Current assets of discontinued operations.......  $      --   $   2,049   $      --   $      --   $  4,228
  Total assets....................................  $ 318,890   $ 414,772   $ 700,477   $ 781,757   $809,379
  Goodwill........................................  $ 214,411   $ 251,972   $ 493,141   $ 574,626   $411,173
  Current liabilities of discontinued
     operations...................................  $      --   $   1,050   $      --   $      --   $     --
  Total debt......................................  $ 328,613   $ 333,137   $ 364,765   $ 302,125   $215,000
  Total long-term liabilities and deferred
     credits......................................  $ 348,816   $ 352,664   $ 369,804   $ 314,668   $289,014
  Mandatorily redeemable preferred stock..........  $  55,060   $  46,174   $      --   $      --   $     --
  Redeemable common stock.........................  $       2   $   1,118   $      --   $      --   $     --
  Stockholders' equity (deficit)..................  $(144,929)  $ (62,201)  $ 220,530   $ 336,569   $402,601

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Set forth below is a discussion and analysis of our financial condition and results of operations. You should read this discussion and analysis in conjunction with the audited consolidated financial statements of Penton Media, Inc. included elsewhere in this document. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. See "Cautionary Statement" and "Risk Factors" in
Item 1 of this annual report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

     We believe we are a leading, global b-to-b media company. We provide media products that deliver proprietary business information to owners, operators, managers and professionals in the industries we serve. Through these products, we offer industry suppliers multiple ways to reach their customers and prospects as part of their sales and marketing efforts. We publish specialized trade magazines, produce trade shows and conferences, and maintain Web businesses, including electronic newsletters. Our products serve 12 industries, which we group into four segments:

           INDUSTRY                                 TECHNOLOGY
           Manufacturing                            Internet Technologies
           Design/Engineering                       Enterprise Information Technology
           Mechanical Systems/Construction          Electronics
           Supply Chain
           Government/Compliance                    RETAIL
           Aviation                                 Food/Retail
                                                    Leisure/Hospitality
           LIFESTYLE
           Natural Products

     We believe we have leading media products in each of the industries we serve. We are structured along segment and industry lines rather than by product lines. This enables us to promote our related groups of products, including publications, trade shows and conferences, and online media products to our customers.

     The b-to-b media industry experienced sales pressures in 2003 for the third consecutive year as the weak economy and corporate spending cuts adversely affected marketing expenditures.

     Advertising in b-to-b magazines was most dramatically affected, particularly titles serving the technology and manufacturing markets. According to BIN, ad spending in the computer segment fell 16.9%, spending fell by 9.0% in the software segment, and the manufacturing and electronic equipment/components segment experienced an ad-spending decline of 7.3% compared with 2002. These decreases followed significantly steeper declines in 2002 and 2001.

     While the trade show industry fared somewhat better, net square footage of exhibit space declined, although at a slower rate, for the third consecutive year in 2003, again as a result of cautious corporate spending in a weak economy. The number of exhibiting companies and professional attendance experienced a modest uptick after two years of declines. Large, horizontal trade shows in technology and manufacturing markets were particularly impacted, causing many producers to cancel or postpone events until market conditions improve.

     Penton's financial performance was significantly impacted by these marketing spending trends in 2003, as its manufacturing and technology media portfolios are among the Company's largest.

     While a recovery in b-to-b media spending typically has lagged economic recoveries by 6 to 12 months, management of the Company is uncertain as to the predictability of such a recovery for Penton. The magnitude and length of the most recent b-to-b media recession have been unprecedented, making it difficult to forecast a full recovery of the business, particularly in the Company's core manufacturing and technology segments.

     In addition to trends in declining media spending across most of our market segments, and particularly in technology and manufacturing, we have witnessed a trend of our customers migrating from the predominant use of traditional media to market products and build brand recognition, to marketing strategies employing a range of integrated media solutions that produces greater return on investment, as measured by increases in sales and sales lead generation. In particular, there is much greater interest on the part of our customers in the creative combination of electronic media solutions, custom media solutions and "value-added" marketing tools, such as direct marketing mailing/e-mail lists and editorial reprints.

     In response to these developments, in 2003 we focused on development of new online media products to enhance our approach to selling comprehensive media/marketing packages focused on customers' specific business needs and marketing objectives. We continue in 2004 with our efforts to roll out new digital media products that respond to customer and market needs and with aggressive sales and marketing efforts.

     We are focused on applying proper resources to these efforts, even as we have significantly reduced costs of the business over the past few years, and recognize the importance of continued cost management to expand profits and profit margins. Our intention is to center our cost reduction efforts, primarily on corporate overheads, and to apply optimal staffing and investment resources to our products, protecting the Company's reputation for high-quality media brands and excellent customer service.

MANAGEMENT OBJECTIVES

     The Company's objective is to conserve cash, grow profitability and build lasting value for our stockholders. The Company's strategies to accomplish these objectives are to continue to reduce fixed costs, to drive revenue growth, and to continue to restructure our portfolio. Our cost reduction efforts include freezing the Company's defined benefits plan effective January 1, 2004, continuing to reduce capital spending and implementing process improvements that add a permanent reduction in the cost basis of our business. We plan to focus on driving revenues through aggressive, consultative selling of integrated marketing solutions to our customers and through the introduction of creative media products, particularly e-media and custom media that address our customers' need to reach qualified buyers. We continue to restructure our portfolio of products to improve profitability. We cancel or discontinue trade shows or publications if market conditions are too weak to support them and continually respond to opportunities in our markets to develop new products that respond to market trends and customer needs.

     The most important thing we accomplished in 2003 was the aggressive reduction in the cost basis of the business through reductions in operating and corporate expenses, process improvements, the greater use of technology for productivity improvements and portfolio management. Through the combination of all of these efforts, we reduced the cost basis of the business by $31.0 million in 2003 from the prior year, adjusting for the sale of properties in December 2002 and January 2003. Since we reduced costs by more than our revenue declined, we were able to achieve improvement in our operating results in what remained difficult market conditions for most b-to-b media companies in 2003.

SIGNIFICANT EVENTS

Chairman and Chief Executive Officer to Leave Company

     On March 24, 2004, the Company announced that its Chairman and Chief Executive Officer ("CEO"), Thomas L. Kemp, will be leaving the Company later this year. To serve the Company's best interest and ensure an orderly transition, Mr. Kemp will remain Chairman and CEO until his replacement has been named. A national search, led by a committee of independent directors, will begin immediately.

New York Stock Exchange Notification

     On June 11, 2003, the Company received notice from the NYSE that it would begin delisting procedures related to the Company's common stock. The NYSE reached its decision because the Company was unable to comply with the NYSE's continued listing criteria, which included minimal levels for stock price, market capitalization, and stockholders' equity. On June 17, 2003, trading of the Company's common stock was transferred from the NYSE to the Over-the-Counter Bulletin Board. The Company's common stock is currently traded under the symbol PTON.

Tax Refund

     In January 2003, the Company received a tax refund of $52.7 million.

Financing Activity

     In January 2003, the Company amended its senior credit facility. The amended agreement permitted the Company to sell certain properties in excess of the $5.0 million aggregate limit required by the original amended agreement. In return, the banks lending commitment was reduced from $40.0 million to $32.0 million, and at such time as the aggregate sum of the cash and cash equivalents of Penton equaled or exceeded

$40.0 million, an additional one-time reduction of $10.0 million was required. In addition, upon the sale of PTS in January 2003, the revolving commitment was further reduced by $1.9 million.

     In August 2003, the Company replaced its senior secured credit facility with a new four-year loan and security agreement. Pursuant to the terms of the revolving loan and security agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.5x the Company's last 12 months adjusted EBITDA measured monthly during the first year, 2.25x during the second year and 2.0x thereafter; (iii) 40% of the Company's last six months of revenues; or (iv) 25% of the Company's enterprise value, as determined annually by a third party. The revolving credit facility bears interest at LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months EBITDA to 2.5x through March 31, 2004, 2.25x from June 30, 2004 through March 31, 2005 and 2.0x thereafter. The loan agreement permits the Company to sell assets of up to $12.0 million in the aggregate during the term or $5.0 million in any single asset sale and to complete acquisitions of up to $5.0 million per year. At December 31, 2003 $39.9 million was available under the loan agreement. There were no amounts outstanding.

Dispositions

     In January 2003, the Company completed the sale of the assets of its PTS group, which was part of our Industry segment, to Cygnus Business Media, Inc. for total consideration of approximately $3.2 million. The cash received from the sale was used to pay down the Company's outstanding credit facility. The Company recognized a gain of approximately $1.4 million on the sale, which was recorded in the first quarter of 2003. The results of PTS are included as a component of discontinued operations in the accompanying consolidated statements of operations.

Preferred Stock Leverage Ratio Event of Non-Compliance

     An event of non-compliance continues to exist under our Series B Convertible Preferred Stock because the Company's leverage ratio of 13.9 at December 31, 2003 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. When the event of non-compliance initially occurred on April 1, 2003, the holders of a majority of the preferred stock were able to nominate two additional members to our Board of Directors. Since the event of non-compliance was not cured by June 30, 2003, the holders of a majority of the preferred stock then outstanding had the right to elect one less than a minimum majority of our Board of Directors. As the holders of the preferred stock already maintained one less than a minimum majority of our board, no change was necessary. In addition, upon the occurrence of this event of non-compliance, the 5% dividend rate on the preferred stock increased by one percentage point as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 up to the maximum rate of 10%. The conversion price on the preferred stock decreased by $0.76 as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to the maximum reduction of $3.80. The conversion price is currently $3.81 as of the date of this filing. The conversion price will adjust to what it would have been absent such event, to the extent of any preferred shares still outstanding, once the leverage ratio is less than 7.5. Furthermore, the dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5. Under the preferred stock agreement, since the leverage ratio has exceeded 7.5 for four consecutive quarters, the preferred stockholders have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. If the Company would have been sold on December 31, 2003, the bondholders would be entitled to receive $335.8 million and the preferred stockholders would be entitled to receive $184.7 million before the common stockholders would receive anything for their common shares. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or the new credit facility. As such, there will not be an acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences do not result in any cash outflow from the Company.

     Under the conversion terms of the preferred stock, each holder has a right to convert dividends into additional shares of common stock. At December 31, 2003, no dividends had been declared. However, in light of each holder's conversion right and considering the increase in the dividend rate and the concurrent reduction of the conversion price as noted above, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). All such accruals have been reported as an increase in the carrying value of the preferred stock and a charge to capital in excess of par value since the Company has a stockholder deficit.

RESULTS OF OPERATIONS

     Since early 2001, the Company, like many of our customers and competitors, have been adversely impacted by the broad economic slowdown. The b-to-b media industry, in particular, has experienced severe declines as companies have reduced their overall marketing expenditures in response to the global economic slowdown and the resulting pressure on their businesses.

     The overall slowdown in b-to-b media has impacted our margins and operating income. As a result of sharply reduced revenues across our magazines and trade shows, we recorded special charges of $59.1 million, $239.7 million and $78.5 million in 2003, 2002 and 2001, respectively, primarily for asset impairments and restructuring and other costs resulting from our cost reduction initiatives and the closure of certain facilities.

REVENUES

     We recognize advertising revenues from Penton's trade magazines in the month the publications are mailed. Amounts received in advance of trade shows and conferences are deferred and recognized in the month the events are held. Web site revenues, primarily advertising revenues, are recognized on a straight-line basis over the contract term as services are provided ratably over the term of the contract.

     Our magazines generate revenues primarily from the sale of advertising space. Our magazines are primarily controlled circulation and are distributed free of charge to qualified subscribers in our target industries. Subscribers to controlled-circulation publications qualify to receive our trade magazines by verifying their responsibility for specific job functions, including purchasing authority. We survey our magazine subscribers annually to verify their continuing qualification. Trade show exhibitors pay a fixed price per square foot of booth space. In addition, we receive revenues from attendee fees at trade shows and from exhibitor sponsorships of promotional media. Our conferences are supported by either attendee registration fees or marketer sponsorship fees, or a combination of each.

     The following table summarizes our net revenues:

                                              2003     2002    CHANGE    2001    CHANGE
                                             ------   ------   ------   ------   ------
                                                           (IN MILLIONS)
Revenues...................................  $206.3   $235.1   (12.3)%  $358.9   (34.5)%

     Our business is beginning to stabilize as we move into 2004 and there seems to be a stream of increasingly positive news about the U.S. economy. Our 2003 net revenues, however, continued to be impacted by the lack of recovery in our core technology and manufacturing markets. Business conditions for our customers in the technology and manufacturing markets have improved from the depressed levels of 2002, but it remains to be seen how confident marketers are in the sustainability of this recovery and how that translates into increased marketing spending.

     While there has been some advertising recovery in selected segments such as consumer PC magazines, networking titles, security, government/defense and automotive trade magazines, b-to-b advertising has not yet experienced a full recovery in a broad range of sectors. The lack of recovery in advertising and the industry as a whole suggests two things: a lag in the recovery of marketing spending in our end markets; and a secular change in b-to-b marketing in regard to how our customers are spending their marketing budgets. As our customers increasingly embrace the Internet, as well as new, customized marketing channels, traditional advertising pages may lag the recovery in marketing budgets. We believe that Penton's development of its e-media products and custom marketing initiatives will be extremely important if Penton expects to share in any recovery in b-to-b marketing spending.

2003 vs. 2002

     Total revenues decreased $28.8 million, or 12.3%, from $235.1 million in 2002 to $206.3 million in 2003. The decrease was due primarily to a decrease in publishing revenues of $17.5 million, or 10.6%, from $165.7 million in 2002 to $148.2 million in 2003 and a decrease in trade show and conference revenues of $12.5 million, or 22.0%, from $56.7 million in 2002 to $44.2 million in 2003. Online media revenues increased $1.2 million, or 9.2%, from $12.7 million in 2002 to $13.9 million in 2003. Included in revenues for 2002 were publishing revenues of $1.3 million, tradeshow revenues of $5.4 million and online revenues of $0.8 million associated with properties sold in December 2002, which were not classified as discontinued operations.

     The $17.5 million decrease in publishing revenues was due primarily to a decrease in our Industry and Technology segments. Our manufacturing and design/engineering portfolios accounted for $6.2 million of the decrease, while our Internet technology, electronics and enterprise information technology portfolios accounted for an additional $11.1 million of the decrease. Overall, advertising revenues accounted for 9.0% of the 10.6% publishing revenue decrease as companies remained cautious about their marketing budgets. Subscription revenues, which represent about 6.5% of our total 2003 publishing revenues, decreased by approximately $1.7 million when compared with 2002. List rental revenues and licensing revenues also showed declines in 2003 when compared to 2002.

     The $12.5 million decrease in our trade show and conference revenues was due primarily to a decrease of $12.4 million in our Technology segment, and a decrease of $2.7 million in our Industry segment. These declines were partially offset by revenue improvements in our Lifestyle segment of $0.9 million and an increase in our Retail segment of $1.7 million. Exhibitor revenues, which represent about 69.0% of 2003 trade show and conference revenues, declined nearly 24.2%, due primarily to a decrease in booth rentals. Exhibitor cancellation revenues declined $3.3 million from $4.5 million in 2002 to $1.2 million in 2003. Attendee revenues declined nearly $1.9 million, however sponsorship revenues more than offset this decrease.

     The $1.2 million increase in online media revenues was primarily due to an increase in our Technology segment of $0.8 million and an increase in our Industry segment of $0.4 million. Most of the increase in online revenues was due to increases in electronic newsletters and online events.

2002 vs. 2001

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

     The significant decrease in our trade show revenues was primarily due to weak performance in our global portfolio of Internet technology trade shows held during the year. Our Internet technology trade shows represented $77.9 million, or 63.0%, of our total revenue decline. In addition, declines were also experienced in our electronics and mechanical systems/construction markets, which accounted for an additional $3.3 million of the total revenue decline. Exhibitor revenues, which represent about 71.0% and 73.6% of trade show and conference revenues in 2002 and 2001, respectively, declined nearly 60.3% between 2001 and 2002. Booth rentals and cancellation revenues accounted for most of this decrease. Exhibitor cancellation revenues decreased $19.2 million from $23.7 million in 2001 to $4.5 million in 2002. Attendee revenues, sponsorship revenues, media sales and license fees all showed sharp declines.

     The $43.1 million decrease in publishing revenues was due primarily to a decrease in our Industry and Technology segments. Our Internet technology, electronics and enterprise information technology portfolios accounted for $25.6 million of the decrease, while our manufacturing and design/engineering portfolios accounted for $13.9 million of the decrease. Overall, advertising revenues accounted for 84.2% of the publishing revenue decrease as companies cut costs in response to their revenue declines and the slowdown and uncertainty in the economy. Subscription revenues, which represent about 6.8% and 6.4% of our total 2002 and 2001 publishing revenues, respectively, decreased by approximately $2.1 million when compared with 2001. List rental revenues also showed declines in 2002 when compared to 2001 by nearly $3.1 million.

     The $0.6 million increase in online media revenues was primarily due to an increase in our Technology segment of $1.0 million offset by a decrease in our Industry segment of $0.4 million. Most of the increase in online revenues was due to increases in electronic newsletters and online events.

EDITORIAL, PRODUCTION AND CIRCULATION

                                                  2003      2002     CHANGE     2001     CHANGE
                                                  -----    ------    ------    ------    ------
                                                                  (IN MILLIONS)
Editorial, production and circulation...........  $92.6    $103.9    (10.9)%   $148.4    (30.0)%
Percent of revenues.............................   44.9%     44.2%               41.3%

     Our editorial, production and circulation expenses include personnel costs, purchased editorial costs, hall rental costs, postage charges, qualification costs and paper costs. The decrease in editorial, production and circulation expenses for 2003 compared to 2002 primarily reflects the effects of our expense reduction initiatives including, lower headcount and personnel-related costs and the elimination of some unprofitable properties. The decrease also reflects lower costs due to decreases in volume, as well as the sale of four properties in December 2002, which were not classified as discontinued operations. These properties accounted for $3.1 million of the decrease.

     The decrease in editorial, production and circulation expenses for 2002 compared to 2001 primarily reflect the effects of our expense reduction initiatives, including the elimination of unprofitable properties, the reduction of production costs through process improvements and the selective reduction in frequency and circulation levels, the outsourcing of various functions in the organization and the effects of staff reductions made in the second half of 2001 and in 2002.

SELLING, GENERAL AND ADMINISTRATIVE

                                                  2003      2002     CHANGE     2001     CHANGE
                                                  -----    ------    ------    ------    ------
                                                                  (IN MILLIONS)
Selling, general and administrative.............  $89.5    $119.7    (25.2)%   $169.6    (29.4)%
Percent of revenues.............................   43.4%     50.9%               47.3%

     Our selling, general and administrative ("SG&A") expenses include personnel costs, independent sales representative commissions, product marketing and facility costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems, and communications. The decrease in SG&A expenses for 2003 compared with 2002 was due primarily to cost savings associated with additional office closings completed in the second half of 2002 and in 2003 as well as other facility cost reductions; additional staff reductions done in 2002 and 2003; the continued cost reductions across all corporate functions; the continued cost reduction of division overhead; a pension plan curtailment gain of $2.2 million recognized in 2003; reduced marketing expenses; and the sale of properties in December 2002, which were not classified as discontinued operations. These properties accounted for $5.1 million of the decrease.

     The decrease in SG&A expenses for 2002 compared with 2001 was due primarily to cost savings associated with the closure of nine offices; significant reductions in staff costs realized from the restructuring actions taken in the second half of 2001 and in 2002; a significant decrease in marketing and marketing related costs; and a significant reduction in all corporate function costs.

IMPAIRMENT OF ASSETS

                                                       2003     2002    CHANGE   2001    CHANGE
                                                       -----   ------   ------   -----   ------
                                                                    (IN MILLIONS)
Impairment of assets.................................  $45.8   $223.4    n/m     $59.8    n/m

2003 IMPAIRMENTS

     During the third quarter of 2003, we completed our annual impairment test of goodwill and other intangible assets under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and recorded a non-cash charge of $37.6 million related to the reduction of the carrying value of goodwill in three of our seven identified reporting units. We utilized a third-party valuation company to determine the fair value of the reporting units. Two of the reporting units are part of our Technology segment and one of the reporting units is part of our Retail segment. The fair value of our reporting units was determined using the income approach, which is similar to the discounted cash flows approach.

     Due to the impairment of goodwill in three of our seven reporting units, as noted above, we also completed an assessment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") at September 30, 2003 and recorded non-cash charges of $8.2 million. These charges primarily relate to the write-off of trade names and advertiser relationships for properties in our Technology segment. The fair value of the asset groups was determined using the income approach.

2002 IMPAIRMENTS

     During the third quarter of 2002, we completed our transitional goodwill impairment test under SFAS 142 for January 1, 2002 and recorded a non-cash charge of $39.7 million to reduce the carrying value of goodwill for two of our seven identified reporting units. Penton utilized a third-party valuation company to determine the fair value of its reporting units. Both of these reporting units are part of the Company's Technology segment. The charge is reflected as a cumulative effect of accounting change in the accompanying consolidated statements of operations.

     During the third quarter, a number of events occurred that indicated that a possible additional impairment of goodwill might exist. These events included lower-than-expected revenues and adjusted EBITDA results for the year; a letter from the NYSE indicating that the Company had fallen below minimum listing standards; a significant decline in the Company's stock price; and the decision by management to potentially sell or dispose of certain non-core assets. As a result of these triggering events and circumstances, the Company completed an additional SFAS 142 impairment review at September 30, 2002. This review resulted in a non-cash charge of approximately $203.3 million, further reducing the carrying value of goodwill for these two reporting units in our Technology segment. The fair value of the reporting units for the initial and interim impairment test was determined using the income approach.

     Because of the events noted above, we also completed an assessment in accordance with SFAS 144 and recorded a non-cash charge of $20.0 million. This charge primarily relates to the write-off of mailing/exhibitor lists and sponsor relationships for properties in our Technology segment. The fair value of the asset groups was determined using the income approach.

2001 IMPAIRMENTS

     In 2001, triggered by the decline in the economy, the deterioration of the technology markets that we serve and the negative impact of the events of September 11, 2001, we recorded asset and goodwill impairment charges of $69.6 million (of which $9.8 million was reclassified to discontinued operations in the 2001 consolidated statements of operations presented herein) in the second half of 2001. In addition to goodwill writedowns of $66.4 million, the remaining charge primarily represented the write-off of assets of $1.7 million related to various Web sites that were shut down and $0.9 million related to abandoned circulation software costs.

PROVISION FOR LOAN IMPAIRMENT

                                                            2003   2002   CHANGE   2001   CHANGE
                                                            ----   ----   ------   ----   ------
                                                                       (IN MILLIONS)
Provision for loan impairment.............................  $7.6    $--    n/m      $--    n/m

     During the second quarter of 2003, the Company determined that certain executives would probably be unable to repay a significant portion of the outstanding balance due under their executive loans without a significant recovery in the Company's stock price. Consequently, the Company recorded a provision for loan impairment in the amount of $7.6 million, reflecting the amount by which the carrying value of each individual's loan exceeded the underlying estimated fair value of the assets available to repay the loan. The Company will recognize any recoveries of amounts reserved only upon payment of the loans. The notes are full recourse loans and the Company intends to pursue collection of all amounts when due. In addition to the factors noted above, additional considerations in determining whether a reserve was necessary included the delisting of the Company's stock from the NYSE in the second quarter and the continued uncertainty of an economic recovery in the markets served by the Company. The Company continues to monitor the collectibility of the notes to determine if additional reserves are required.

RESTRUCTURING CHARGES

     Due to the effects of an economic slowdown that started in 2001 and continued through 2003, we implemented a number of expense reduction initiatives to more closely align our cost structure with the current business environment. In 2003 and 2002, operating costs were reduced by $39.9 million and $96.7 million, respectively. Specific actions taken are as follows:

     - Reduced staffing levels in 2001, 2002 and 2003 by approximately 940 positions through terminations and attrition.

     - For 2002, we imposed a companywide hiring freeze, as well as a salary freeze for higher-paid employees.

     - Shut down or consolidated more than 30 facilities worldwide.

     - Reduced benefit costs by increasing employee contributions for health care and suspending the Company match for our defined contribution plan.

     - Eliminated unprofitable properties.

     - Restructured various under-performing events by either eliminating these events or by co-locating them with other events and realigning management structures.

     - Sold non-core and non-strategic properties.

     - Reduced the production cost of various under-performing magazines through process improvements, automation of pre-press work, new printing contracts and selective reduction in frequency and circulation levels.

     - Commenced a plan to centralize all information technology and accounting services.

     - Effectively outsourced various corporate and divisional functions.

     For facilities that the Company no longer occupies, management makes assumptions, including the number of years a property will be subleased, square footage, market trends, property location and the price per square foot based on discussions with realtors and/or parties that have shown interest in the space and records estimated sublease income accordingly. The Company is actively attempting to sublease all vacant premises.

     Personnel costs include payments for severance, benefits and outplacement services.

2003 RESTRUCTURING CHARGES

     In order to meet continued revenue challenges in 2003, the Company recorded restructuring charges of $4.7 million. The following sets forth detail concerning the principal components of this charge:

     - Personnel costs of $2.5 million are associated with the elimination of 85 positions, of which 79 position eliminations and payments of $1.1 million were completed by year-end 2003. Approximately 91% of the positions eliminated or to be eliminated are in the United States, with most of the remaining positions in the United Kingdom.

     - Office closure costs of $3.8 million relate primarily to the closure of one floor at the Company's corporate headquarters and the partial closure of one additional facility. This charge was offset by $2.3 million of estimated sublease income related to these facilities.

     - The charge for other exit costs of $0.7 million relates primarily to equipment leases at closed facilities, cancellations of certain contracts and broker commissions.

2002 RESTRUCTURING CHARGES

     During 2002, we recorded restructuring charges of $16.4 million ($1.0 million of which is classified as discontinued operations). The following sets forth additional detail concerning the principal components of this charge:

     - Personnel costs of $10.3 million were associated with the elimination of over 316 positions. At December 31, 2003, the elimination of all positions and related payments, except for one executive, had been completed. Approximately 93% of the positions eliminated were in the United States, with most of the remaining positions in the United Kingdom.

     - Office closure costs of $5.1 million related to the closure of nine offices primarily in the United States. These amounts were offset by approximately $1.7 million related to two facilities that were subleased in 2002. Adjustments of $1.2 million primarily relate to escalation provisions, which had not been taken into consideration when the original 2002 liability was recorded.

     - Other exit costs of $1.6 million include contractual obligations associated with cancellation of certain trade show venues, hotel contracts and service agreements.

2001 RESTRUCTURING CHARGES

     During 2001, we recorded restructuring charges of $19.8 million. The following sets forth additional detail concerning the principal components of this charge:

     - Personnel costs of $6.8 million were associated with the elimination of over 400 positions. The elimination of all positions and related payments were completed in 2003. Approximately 84% of the positions eliminated were in the United States, with most of the remaining positions from the United Kingdom and Germany.

     - Office closure costs of $8.7 million related to the closure of more than 20 offices worldwide. These lease obligations continue through 2013.

     - Other exit costs of $4.4 million include the write-off of capitalized software development costs associated with the discontinuance of the industry exchange component of New Hope Natural Media's Healthwell.com. In the third quarter of 2001, we determined that some first-quarter restructuring initiatives would not require the level of spending that had been originally estimated and approximately $1.0 million was reversed.

SUMMARY OF RESTRUCTURING ACTIVITIES

     The following table summarizes the restructuring activity for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                                                SEVERANCE AND
                                                    OTHER          FACILITY        OTHER
                                               PERSONNEL COSTS   CLOSING COSTS   EXIT COSTS    TOTAL
                                               ---------------   -------------   ----------   --------
2001 charges.................................      $ 6,774          $ 8,669       $ 4,364     $ 19,807
2001 adjustments.............................          (23)              --          (994)      (1,017)
2001 cash payments...........................       (4,468)            (267)       (2,423)      (7,158)
                                                   -------          -------       -------     --------
Accrual at December 31, 2001.................        2,283            8,402           947       11,632
2002 charges.................................       10,344            3,421         1,648       15,413
2002 adjustments.............................           65            1,246          (363)         948
2002 cash payments...........................       (7,569)          (2,283)       (1,217)     (11,069)
                                                   -------          -------       -------     --------
Accrual at December 31, 2002.................        5,123           10,786         1,015       16,924
2003 charges.................................        2,548            1,505           661        4,714
2003 adjustments.............................          (18)             (17)          (10)         (45)
2003 cash payments...........................       (6,044)          (3,273)         (965)     (10,282)
                                                   -------          -------       -------     --------
Accrual at December 31, 2003.................      $ 1,609          $ 9,001       $   701     $ 11,311
                                                   =======          =======       =======     ========

     At December 31, 2003, the Company had an accrued restructuring balance of $11.3 million. We expect to make cash payments in 2004 of approximately $3.7 million, comprised of $1.4 million for employee separation costs, $1.7 million for lease obligations and $0.6 million for other contractual obligations. The balance of severance and other exit costs will be paid through 2007 and the balance of facility costs, primarily long-term leases, is expected to be paid through the end of the respective lease terms which extend through 2013. Amounts due within one year of approximately $3.7 million and $8.5 million at December 31, 2003 and 2002, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $7.6 million and $8.4 million at December 31, 2003 and 2002, respectively, are included in other non-current liabilities on the consolidated balance sheets.

     The Company expects to realize, within a one-year period, sufficient savings from its restructuring efforts to recover the employee termination costs. Savings from terminations of contracts and lease costs will be realized over the estimated lives of the contracts or leases.

     As a result of the current uncertainty in the economy, the potential for additional terrorist attacks and the continued decline in our revenues, we continue to assess the necessity of additional restructuring charges.

LOSS ON SALE OF PROPERTIES

     In 2002, we recognized a $0.9 million loss from the sale of four properties in December 2002, including Streaming Media, Boardwatch and ISPCON, which were part of our Technology segment, and A/E/C, which was part of our Industry segment.

DEPRECIATION AND AMORTIZATION

                                                    2003     2002     CHANGE    2001     CHANGE
                                                    -----    -----    ------    -----    ------
                                                                   (IN MILLIONS)
Depreciation and amortization.....................  $13.8    $19.3    (28.7)%   $44.0    (56.1)%
Percent of revenues...............................    6.7%     8.2%              12.3%

     The decrease in depreciation and amortization for 2003 compared to 2002 is due to lower amortization expense related to intangible assets of properties sold in December 2002 and January 2003, as well as the write-off of approximately $8.0 million and $20.0 million of intangibles in the third quarter of 2003 and 2002, respectively.

     The decrease in depreciation and amortization for 2002 compared to 2001 is primarily due to the adoption of FAS 142 on January 1, 2002. FAS 142, requires that we no longer amortize goodwill into our results of operations.

OTHER INCOME (EXPENSE)

     Other income (expense) consist of the following:

                                                  2003      2002     CHANGE     2001     CHANGE
                                                 ------    ------    ------    ------    ------
                                                                 (IN MILLIONS)
Interest expense...............................  $(39.7)   $(38.2)    (3.9)%   $(30.5)   (25.3)%
Interest income................................  $  0.5    $  0.8     31.9%    $  1.9    (58.8)%
Other, net.....................................  $ (0.7)   $  1.1      n/a     $ (2.0)     n/a

     Included in interest expense in 2003 is approximately $0.9 million related to the write-off of unamortized financing fees associated with the commitment reduction of our credit facility revolver in January 2003 from $40.0 million to $20.1 million. Also included in interest expense in 2003 is approximately $1.0 million related to the write-off of unamortized financing fees associated with the replacement of our senior secured credit facility in August 2003 with a new four-year loan agreement (see Recent Developments and Note 6 -- Debt). Included in interest expense in 2002 is approximately $0.7 million related to the write-off of unamortized finance fees associated with the commitment reduction of our credit facility revolver from $185.0 million to $40.0 million in March 2002 and approximately $1.4 million related to hedging activities. The increase in interest expense also reflects the higher weighted-average interest rate in 2003 compared with 2002.

     Interest expense increased $7.7 million from $30.5 million in 2001 to $38.2 million in 2002. The increase reflects the change in our debt structure from a mix of bank and bond debt to primarily bond debt. As a result, the weighted-average interest rates on our debt increased from approximately 8.0% in 2001 to 11.0% in 2002.

     Significant items included in other net, are as follows:

     - In January 2002, Penton sold its remaining 11.8% ownership interest in Jupitermedia Corporation (formerly known as INT Media Group, Inc.) for $5.8 million and recognized a $1.5 million gain from its sale.

     - In March 2002, we purchased $10.0 million face value of our Subordinated Notes at prevailing market prices, resulting in a gain of $1.4 million. This gain was offset by the write-off of unamortized deferred finance costs of approximately $1.1 million associated with the payoff of our term loan A and term loan B facilities, which also occurred in March 2002.

     - The 2001 balance primarily consists of various professional fees related to unsuccessful potential acquisitions that were written off.

EFFECTIVE TAX RATES

     The effective tax rates for 2003 and 2002 were 0.1% and 14.3%, respectively. The lower effective tax rate for 2003 is due to the net operating loss available for carryforward being offset by a valuation allowance for the Company's net deferred tax assets and net operating loss carryforwards not expected to be utilized. The difference in the effective tax rate between the periods is due to the establishment of the valuation allowance in the third-quarter of 2002. The tax benefit for 2003 and 2002 in the consolidated statements of operations relates to state and foreign taxes.

     The effective tax rates for 2002 and 2001 were 14.3% and 14.5%, respectively. The effective tax rates for both years were different from the statutory income tax rate primarily as a result of non-deductible amortization, impaired asset write-downs and disposition of assets.

DISCONTINUED OPERATIONS

                                                         2003   2002    CHANGE   2001    CHANGE
                                                         ----   -----   ------   -----   ------
                                                                     (IN MILLIONS)
Discontinued operations................................  $0.7   $(3.3)   n/m     $(8.2)   n/m
Percent of revenues....................................   0.4%   (1.4)%           (2.3)%

     Discontinued operations for all periods presented include the results of PM Australia, which was sold in December 2002, and the results of PTS, which was sold in January 2003. PM Australia was part of our Technology segment, and PTS was part of our Industry segment.

     The $0.7 million of income recognized for 2003 was primarily due to a gain of approximately $1.4 million associated with the sale of PTS, offset by one month of operations for PTS, and settlement costs for certain pending lawsuits related to PM Australia.

     Loss from discontinued operations decreased $4.9 million from a loss of $8.2 million in 2001 to a loss of $3.3 million in 2002. Revenues from discontinued operations decreased from $12.7 million in 2001 to $8.7 million in 2002. The revenue decrease was due primarily to the significant economic slowdown, which started in 2001, was further exacerbated by the events of September 11, 2001, and continued through all of 2002. Also, 2001 results include revenues from PM Australia from the date of its acquisition in May. Included in the loss from discontinued operations for 2002 was $1.0 million related to restructuring charges. The 2001 loss included restructuring charges of $0.09 million and goodwill impairment charges of $9.8 million.

SEGMENTS

     We manage our business based on four operating segments: Industry, Technology, Lifestyle and Retail. The segments derive their revenues from publications, trade shows and conferences, and online media products.

     The executive management team evaluates performance of the segments based on revenues and adjusted segment EBITDA. As such, in the analysis that follows, we have used adjusted segment EBITDA, which we define as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, impairment of assets, restructuring charges, provision for loan impairment, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. Previously, certain general and administrative costs were allocated to segments. Adjusted segment EBITDA for 2002 and 2001 has been restated to conform to the current year presentation, which does not allocate these costs. Management believes that this is a more meaningful presentation. Assets are not allocated to segments and as such have not been presented. See Note 18 -- Segment Information, for a reconciliation of total adjusted segment EBITDA to consolidated net income (loss). Financial information by segment for 2003, 2002 and 2001, adjusted for discontinued operations, is summarized as follows (in thousands):

                                                                                        ADJUSTED SEGMENT
                                  REVENUES                ADJUSTED SEGMENT EBITDA         EBITDA MARGIN
                       ------------------------------   ---------------------------   ---------------------
                         2003       2002       2001      2003      2002      2001     2003    2002    2001
                       --------   --------   --------   -------   -------   -------   -----   -----   -----
Industry.............  $ 82,366   $ 92,380   $113,419   $15,180   $15,903   $19,572   18.4%   17.2%   17.3%
Technology...........    67,492     90,267    195,159     7,744     2,785    39,378   11.5%    3.1%   20.2%
Lifestyle............    31,756     30,839     29,893    12,790    12,245    11,546   40.3%   39.7%   38.6%
Retail...............    24,646     21,620     20,400     5,608     3,768     1,563   22.8%   17.4%    7.7%
                       --------   --------   --------   -------   -------   -------
Total................  $206,260   $235,106   $358,871   $41,322   $34,701   $72,059
                       ========   ========   ========   =======   =======   =======

INDUSTRY

     Our Industry segment, which represented 39.9%, 39.3% and 31.6% of total Company revenues for 2003, 2002 and 2001, respectively, serves customers in the manufacturing, design/engineering, mechanical systems/ construction, supply chain, government/compliance and aviation industries. For the years ended December 31, 2003, 2002 and 2001, respectively, 92.2%, 90.5% and 90.1% of this segments revenues were generated from publications, 5.1%, 7.5% and 7.9% from trade shows and conferences, and 2.7%, 2.0% and 2.0% from online media and ancillary sources.

     As part of our product portfolio restructuring initiative in 2002, the Company completed the sale of its A/E/C trade shows in December 2002 and its PTS trade shows in January 2003. Both of which were part of our Industry segment. PTS was included as a component of discontinued operations in the accompanying consolidated statements of operations, while A/E/C did not qualify for discontinued operations treatment. We believe these restructuring efforts will improve the adjusted EBITDA of our Industry products without compromising the strength and integrity of our core media brands or their usefulness and value to our customers. We continually respond to opportunities in the Industry markets we serve to develop new products. We will continue to introduce new products in 2004.

2003 vs. 2002

     Revenues for this segment decreased $10.0 million, or 10.8%, from $92.4 million in 2002 to $82.4 million in 2003. The decrease was due primarily to lower revenues from publications of $7.7 million and lower revenues from trade shows and conferences of $2.7 million. Online revenues increased $0.4 million from $1.8 million in 2002 to $2.2 million in 2003. Print advertising in our supply chain, design/engineering and manufacturing portfolio markets, contributed most significantly to the declines in publishing revenues in 2003 as these portfolios accounted for approximately $7.7 million of the decrease. These markets continue to be challenging. While the manufacturing portfolio has exhibited some macro-level economic improvements, those improvements have not yet materialized for b-to-b media. The decrease in trade show and conference revenues was due primarily to our UK trade shows serving industrial markets as well as the loss of approximately $1.7 million in revenues as a result of the sale of our A/E/C trade shows in December 2002.

     Adjusted segment EBITDA for our Industry portfolio decreased $0.7 million, or 4.5%, from $15.9 million in 2002 to $15.2 million in 2003. Industry publications decreased $2.0 million, while trade shows and conferences decreased $0.2 million. These decreases were partially offset by an increase of $0.5 million in the segment's online media portfolio, as well as a decrease in general and administrative and facility costs of $1.0 million as a result of staff reductions and office closures. The improvement in adjusted segment EBITDA margins were primarily due to the decline in general and administrative costs and facility-related costs.

2002 vs. 2001

     Revenues for this segment decreased $21.0 million, or 18.5%, from $113.4 million in 2001 to $92.4 million in 2002. The decrease was due primarily to lower revenues from publications of $18.6 million and lower revenues from trade shows and conferences of $2.1 million. The decrease in publication revenues was due primarily to revenue declines in products serving the design/engineering, supply chain, aviation and manufacturing portfolios, which were impacted by the downturn in the U.S. economy. These portfolios accounted for approximately $18.8 million of the decrease. Of the decrease in trade show and conference revenues, approximately $2.2 million was due to revenue declines in products serving our manufacturing and mechanical systems/construction markets.

     Adjusted segment EBITDA for our Industry portfolio decreased $3.7 million, or 18.8%, from $19.6 million in 2001 to $15.9 million in 2002. Industry publications decreased $5.5 million, while trade shows and conferences also decreased $1.3 million. These decreases were partially offset by an increase of $0.8 million in the segment's online media portfolio, as well as a decrease in general and administrative and facility costs of $2.3 million as a result of staff reductions and office closures. The improvement in adjusted segment EBITDA margin was due primarily to the decline in general and administrative costs and facility-related costs.

TECHNOLOGY

     Our Technology segment, which represented 32.7%, 38.4% and 54.4% of total Company revenues in 2003, 2002 and 2001, respectively, serves customers in the Internet technologies, enterprise information technology and electronics markets. For the years ended December 31, 2003, 2002 and 2001, respectively, 63.2%, 59.4% and 40.5% of this segments revenues were generated from publications, 20.1%, 29.0% and 54.6% from trade shows and conferences, and 16.7%, 11.6% and 4.9% from online media and ancillary sources.

     As part of our product portfolio restructuring initiative in 2002, the Company completed the sale of three properties in this segment. These properties include Streaming Media, Boardwatch, ISPCON and PM Australia. PM Australia was included as a component of discontinued operations in the accompanying consolidated statements of operations, while Streaming Media, Boardwatch and ISPCON did not qualify for discontinued operations treatment. The elimination of these properties improved the adjusted EBITDA of our Technology segment in 2003. We are continually looking for opportunities in the Technology segment to develop new products.

2003 vs. 2002

     Revenues for this segment decreased $22.8 million, or 25.2%, from $90.3 million in 2002 to $67.5 million in 2003. The decrease was due primarily to lower revenues from publications of $10.9 million and lower revenues from trade shows and conferences of $12.6 million. Consistent with most b-to-b technology media, Penton's products suffered through a third full year of difficult conditions in 2003. Our print media serving the enterprise information technology and electronics OEM portfolios, as well as our trade shows for European technology markets, experienced the greatest market challenges. Online revenues increased $0.7 million from $10.5 million in 2002 to $11.2 million in 2003 as customers are increasingly seeking new ways to reach their target markets and generate sales leads.

     Adjusted segment EBITDA for our Technology portfolio increased $5.0 million, or 178.1%, from $2.8 million in 2002 to $7.8 million in 2003. Trade shows and conferences accounted for $3.3 million of the increase, while online media increased $0.2 million and general and administrative and facility costs decreased by $1.8 million. These improvements were partially offset by a decrease in the segment's publications of $0.3 million. The significant adjusted segment EBITDA increase for trade shows and conferences and the lower general and administrative and facility costs were due primarily to our restructuring activities undertaken in 2002 and 2003.

2002 vs. 2001

     Revenues for this segment decreased $104.9 million, or 53.7%, from $195.2 million in 2001 to $90.3 million in 2002. The decrease was due primarily to lower revenues from publications of $25.5 million and lower revenues from trade shows and conferences of $80.4 million. Publications in our enterprise information technology and electronics sectors were the most significantly impacted and accounted for 78.2% of the decrease. Our Internet technologies sector accounted for $77.9 million of the total decrease in trade show revenues. Online revenues increased $1.0 million from $9.5 million in 2001 to $10.5 million in 2002.

     Adjusted segment EBITDA for our Technology portfolio decreased $36.6 million, or 92.9%, from $39.4 million in 2001 to $2.8 million in 2002. Trade shows and conferences accounted for $45.7 million of the decrease. The decrease was partially offset by an increase in the segment's online media portfolio of $4.1 million, an increase in publications of $0.2 million and lower general and administrative and facility costs of $4.8 million, as a result of staff reductions and office closings. The significant adjusted segment EBITDA decline for trade shows and conferences were due primarily to the decrease in trade shows revenue as discussed above.

LIFESTYLE

     Our Lifestyle segment, which represented 15.5%, 13.1% and 8.3% of total Company revenues in 2003, 2002 and 2001, respectively, serves customers in our natural products industry sector. Products in this sector serve the natural products and nutraceuticals markets, including producers of raw materials, manufacturers, distributors and retailers. For the years ended December 31, 2003, 2002, and 2001, respectively, 34.8%, 35.7% and 35.3% of this segment's revenues were generated from publications and 65.2%, 64.3% and 64.7% from trade shows and conferences.

2003 vs. 2002

     Revenues for this segment increased $0.9 million in 2003 when compared with 2002. The Natural Products Expo East and the Natural Products Expo West trade shows accounted for all of this increase as publications in 2003 were flat with 2002.

     Adjusted segment EBITDA for the Lifestyle segment increased $0.6 million to $12.8 million in 2003, from $12.2 million in 2002. Publications for this segment were flat when compared with 2002. Trade shows and conferences increased $0.5 million, from $11.9 million in 2002 to $12.4 million in 2003. Adjusted segment EBITDA margins improved from 39.7% in 2002 to 40.3% in 2003, due primarily to stable revenues and cost reduction measures taken in 2003.

2002 vs. 2001

     Revenues for this segment increased $0.9 million in 2002 when compared with 2001. The increase was due primarily to higher revenues from publications of $0.5 million and higher revenues from trade shows and conferences of $0.4 million when comparing 2002 to 2001.

     Adjusted segment EBITDA for the Lifestyle segment increased $0.7 million to $12.2 million in 2002 compared with $11.5 million in 2001. Trade shows and conferences for this segment were flat when compared with 2001. Publications increased $0.5 million, from $1.7 million in 2001 to $2.2 million in 2002. Online media increased $0.8 million from a loss of $0.9 million in 2001 to a loss of $0.1 million in 2002. This improvement was due primarily to the shut down of Healthwell.com in 2001. Adjusted segment EBITDA margins improved from 38.6% in 2001 to 39.7% in 2002, due primarily to stable revenues and cost reduction measures undertaken in 2002.

RETAIL

     Our Retail segment, which represented 11.9%, 9.2% and 5.7% of total Company revenues for 2003, 2002 and 2001, respectively, serves customers in the food/retail and leisure/hospitality sectors. Revenues for this segment are primarily generated from publishing sales, which comprised approximately 74.9%, 79.5% and 83.4% of total 2003, 2002 and 2001 revenues, respectively. Trade shows and conferences make up a majority of the remaining revenues for this segment, while online media revenues only generated $0.5 million, $0.4 million and $0.4 million in revenues in 2003, 2002 and 2001, respectively.

2003 vs. 2002

     Revenues for this segment increased $3.0 million, or 14.0%, from $21.6 million in 2002, to $24.6 million in 2003. This increase was due primarily to an increase in trade show and conference revenues of $1.7 million and increase in publishing revenues of $1.2 million, and an increase in online revenues of $0.1 million.

     Adjusted segment EBITDA for the Retail segment increased $1.8 million, or 48.8%, from $3.8 million in 2002 to $5.6 million in 2003. Publications, trade shows and online media accounted for $0.7 million, $0.4 million and $0.5 million of the increase, respectively. In addition, general and administrative costs decreased by $0.2 million, contributing to the overall increase. Improvements across the board were due to higher revenues and cost reduction measures taken, including staff reductions, office closings, and process improvements.

2002 vs. 2001

     Revenues for this segment increased $1.2 million, or 6.0%, from $20.4 million in 2001 to $21.6 million in 2002. The increase was due primarily to an increase in publishing revenues of $0.2 million and an increase of $1.0 million from trade show and conference revenues.

     Adjusted segment EBITDA for our Retail portfolio increased $2.2 million, or 141.2%, from $1.6 million in 2001 to $3.8 million in 2002, due primarily to cost reduction efforts. Cost reduction efforts also improved adjusted segment EBITDA margins from 7.7% in 2001 to 17.4% in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

     At December 31, 2003, our principal sources of liquidity are our existing cash reserves ($29.6 million at December 31, 2003) and available borrowing capacity under our credit facility of $39.9 million.

     Our primary 2004 cash needs will be for working capital, debt service, capital expenditures, and our business restructuring charges. Our largest annual cash requirements are for our debt service costs, which are expected to be approximately $36.9 million in 2004. We expect capital expenditures in 2004 to remain at or near 2003 levels of approximately $3.0 million to $3.5 million, as we continue to restrain our spending as a result of continued economic and business uncertainties. We expect to make cash payments in 2004 related to our business restructuring initiatives of approximately $3.7 million, comprising $1.4 million for employee separation costs, $1.7 million for lease obligations and $0.6 million for other contractual obligations. Other cash payments expected to be made in 2004 include contributions of approximately $1.5 million to our defined benefit pension plan and approximately $1.8 million to the new Retirement and Savings Plan. Our 2004 liquidity may be impacted by the departure of the CEO from the Company (See Recent Events.) Under the terms of his employment agreement, the CEO is entitled to receive severance payments and other benefits. See Employment Agreements with Messrs. Kemp, Ramella, Nussbaum and Denny under Item 11 -- Executive Compensation.

     We have no principal repayment requirements until maturity of our Secured Notes in October 2007. In addition, we have no bank debt and no maintenance covenants on our existing bond debt.

     We believe that our existing sources of liquidity, along with revenues expected to be generated from operations, will be sufficient to fund our operations, anticipated capital expenditures, working capital, and other financing requirements through at least December 31, 2004. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both, to remain viable. Our ability to meet cash operating requirements depends upon our future performance, which is subject to general economic conditions and to financial, competitive, business, and other factors. The Company's ability to return to sustained profitability at acceptable levels will depend on a number of risk factors, many of which are largely beyond the Company's control. Some of the risk factors that have had and/or may have a negative impact on the Company's business and financial results are discussed in "Risk Factors" under Item 1, of this document. If we are unable to meet our debt obligations or fund our other liquidity needs, particularly if the revenue environment continues to deteriorate, we may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities. We cannot assure you that such additional financing will be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants issued, including the conversion price, dividend and liquidation adjustment provisions could result in substantial dilution to common stockholders. The redemption price premiums and board representation rights could negatively impact our ability to access the equity markets in the future.

     The Company has implemented and continues to implement, various cost-cutting programs and cash conservation plans, which involve the limitation of capital expenditures and the control of working capital.

     Our loan and security agreement contains several provisions, which could have a significant impact as to the classification as well as the acceleration of payments for any borrowings outstanding under the agreement, including the following: (i) the obligation of the lender to provide any advances under the loan agreement is subject to no material adverse change events; (ii) reserves may be established against the borrowing base for sums that the Company is required to pay, such as taxes and assessments and other types of required payments, and has failed to pay; (iii) in the event of a default under the loan agreement, the lender has the right to direct all cash that is deposited in the Company's lock boxes to be sent to the lender to pay down outstanding borrowings; (iv) the loan agreement establishes cross-defaults to the Company's other indebtedness (such as the Secured Notes and Subordinated Notes) such that a default under the loan agreement could cause a default under the notes agreements and vice versa; however, default triggering thresholds are different in the loan agreement and the notes; (v) if the Company is in default of any material agreement to which it is a party and the counter-party to that agreement has the right to terminate such agreement as a result of the default, this constitutes an event of default under the loan agreement. Under the loan agreement, the lenders reserve the right to deem the notes in default, and in those limited circumstances, could accelerate payment of the outstanding loan balances, should the Company undergo a material adverse event. Even though the criteria defining a material adverse event are subjective, the Company does not believe exercise of the lenders' right is probable nor does it foresee any material adverse events in 2004. In addition, the Company believes that the note agreements are long-term in nature. Accordingly, the Company continues to classify its loans as long term. At December 31, 2003, the Company was in compliance with all of the above provisions.

Analysis of Cash Flows

     Penton's total cash and cash equivalents was $29.6 million at December 31, 2003, compared with $6.8 million at December 31, 2002. Cash provided by operating activities was $27.7 million for the year ended December 31, 2003, compared with a cash usage of $16.6 million for the year ended 2002. Operating cash flows for the year ended December 31, 2003, reflected a net loss of $87.8 million, offset by a net increase in working capital items (primarily due to a tax refund of $52.7 million) of approximately $42.2 million and non-cash charges (primarily impairment of asset charges, depreciation and amortization and provision for loan impairment) of approximately $73.3 million. Operating cash flows for the year ended December 31, 2002, reflected a net loss of $286.3 million, which was offset by non-cash charges (primarily impairment of asset charges, cumulative effect of accounting change, restructuring charges and depreciation and amortization) of approximately $318.5 million. Cash used by operating activities was $18.2 million for the year ended December 31, 2001. Operating cash flows for 2001 reflect our net loss of $104.1 million and a net working capital decrease of approximately $34.5 million, offset by non-cash charges (primarily depreciation and amortization, non-cash restructuring charges and asset impairments) of approximately $120.4 million.

     The increase in operating cash flows for 2003 compared with 2002, was due primarily to the tax refund received in January 2003 of approximately $52.7 million, compared with a tax refund of $12.2 million received in February of 2002 and the increase in unearned income due primarily to the timing of exhibition deposit payments and the timing of when shows are held.

     The decrease in cash used in operating activities in 2002 compared to 2001 was due primarily to decreases in working capital items. The most significant working capital changes in 2002 were attributable to income taxes receivable, accounts payable and accrued expenses, and unearned income. The change in the receivable for income taxes reflects the receipt of an income tax refund of $52.7 million in January 2003 compared with a refund of $12.2 million in February 2002. The decrease in accounts payable and accrued expenses was due primarily to the timing of vendor and other payments, which can fluctuate based on when particular trade shows are held, and the decrease in volume of business in 2002 compared to 2001. The decrease in unearned income was due primarily to the decrease in the volume of trade show business and the timing of exhibitor deposit payments, which were being made closer to their respective show dates when compared to the prior year.

     Investing activities provided $0.6 million of cash in 2003 due primarily to the proceeds from the sale of PTS in January 2003 of $3.2 million and restricted cash of $0.7 million. These proceeds were partially offset by capital expenditures of $3.3 million. Capital expenditures in 2003 were primarily for desktop computers and management information systems. Investing activities used $3.3 million of cash in 2002. Capital expenditures of approximately $3.9 million and earnout payments of approximately $5.5 million were offset by proceeds of $5.8 million from the sale of approximately 3.0 million shares of Jupitermedia Corporation common stock, as well as proceeds received from the sale of properties in December 2002. Investing activities used $27.5 million of cash in 2001, primarily for capital expenditures of $7.6 million, several small acquisitions completed during the first half of the year, and earnout payments totaling $19.9 million.

     Financing activities used $5.7 million of cash for 2003 primarily for the repayment of $4.5 million of our senior secured credit facility, the payment of financing fees of approximately $2.0 million and the payoff of a note payable of $0.4 million. These uses were partially offset by net proceeds of $1.6 million received on notes receivable and proceeds of approximately $0.3 million from the partial repayment of an officer's loan. Financing activities provided $6.6 million of cash in 2002, due to the issuance of our Secured Notes, the sale of 50,000 shares of Series B mandatorily redeemable convertible preferred stock, amounts drawn under our revolving credit facility, and proceeds received from the repayment of executive loans. These proceeds were primarily offset by the paydown of our senior secured credit facility; the purchase of $10.0 million face value of our Subordinated Notes at prevailing market prices; the payment of financing fees associated with the amendment to our senior credit facility and the issuance of our Secured Notes; and the payment of the short-term portion of our note payable. Financing activities provided $54.2 million in 2001, primarily from the issuance of our Subordinated Notes and amounts drawn under our revolving credit facility. These proceeds were partially offset by required quarterly principal payments under our term loans, the paydown of our revolver balance, an additional $20.0 million paydown on our term loans and the payment of finance fees and dividends in the first half of the year.

Debt Financing Activities

     On September 1, 1999, we entered into a $340.0 million credit agreement with several banks. The agreement provided for a revolving credit facility of up to $125.0 million, a term loan A of $140.0 million and a term loan B of $75.0 million. In October 2000, we amended our credit facility to give us the ability to increase our term loan A facility, term loan B facility and/or revolving credit facility up to an aggregate of $100.0 million prior to September 30, 2001. At that time, we increased the commitment under the revolving credit facility by $60.0 million to $185.0 million. The remaining $40.0 million could not be requested on more than three separate occasions, and any increase had to take place by September 30, 2001. We did not exercise this option. As described in the following paragraphs, we amended our credit facility and paid off our term A and term B loans in the first quarter of 2002 and amended the facility in January 2003, which reduced the commitment under our revolver. Also, in August 2003, we replaced the credit facility with a new four-year loan and security agreement.

     In June 2001, we issued $185.0 million of 10 3/8% Subordinated Notes due June 2011. Interest on the notes is payable semiannually, on June 15 and December 15. The Subordinated Notes are fully and unconditionally, jointly and severally guaranteed, on a senior subordinated basis, by the assets of our domestic subsidiaries, which are 100% owned by the Company, and may be redeemed, in whole or in part, on or after June 15, 2006. In addition, we may redeem up to 35% of the aggregate principal amount of the Subordinated Notes before June 15, 2004 with the proceeds of certain equity offerings. The Subordinated Notes were offered at a discount of $4.2 million. This discount is being amortized using the interest method over the term of the Subordinated Notes. Costs representing underwriting fees and other professional fees of approximately $1.7 million are being amortized over the term of the Subordinated Notes. The net proceeds of $180.2 million were used to pay down the $136.0 million outstanding balance of the revolving credit facility, $12.8 million of the term loan A facility and $7.2 million of the term loan B facility. The remaining proceeds were used for general corporate purposes. The Subordinated Notes are our unsecured senior subordinated obligations, subordinated in right of payment to all existing and future senior indebtedness, including the loan agreement and the Secured Notes discussed below.

     The Subordinated Notes are jointly and severally irrevocably and unconditionally guaranteed on a senior subordinated basis by each of our present and future domestic subsidiaries. The indenture governing the Subordinated Notes contains covenants that, among other things, restrict our and our subsidiaries' ability to borrow money; pay dividends on or repurchase capital stock; make certain investments; enter into agreements that restrict our subsidiaries from paying dividends or making other distributions, making loans or otherwise transferring assets to us or to any other subsidiaries; create liens on assets; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; and merge, consolidate or sell all or substantially all of our assets and the assets of our subsidiaries. Our ability to obtain dividends from our subsidiaries is restricted only if we are in default under our loan agreement or if we have exceeded our limitation of additional indebtedness, as specified in such agreement.

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

     The indenture governing the Secured Notes contain covenants that, among other things, restrict our and our subsidiaries' ability to borrow money; pay dividends on or repurchase capital stock; make certain investments; enter into agreements that restrict our subsidiaries from paying dividends or other distributions, making loans or otherwise transferring assets to us or to any other subsidiaries; create liens on assets; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; and merge, consolidate or sell all or substantially all of our assets and the assets of our subsidiaries. Our ability to obtain dividends from our subsidiaries is restricted only if we are in default under our loan agreement or if we have exceeded our limitation of additional indebtedness, as specified in such agreement.

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

     The repayment of the term loans in March 2002 resulted in a non-cash extraordinary charge of $0.7 million, net of $0.5 million in taxes, relating to the write-off of unamortized deferred financing costs. In the first quarter of 2003, this extraordinary charge was reclassified to other net, in the consolidated statements of operations in accordance with the provisions of SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002."

     In January 2003, the Company amended its senior secured credit facility, which was later replaced in August 2003, as discussed below. The amended agreement permitted the Company to sell certain properties in excess of the $5.0 million aggregate limit required by the original amended agreement. In return, the revolving commitment was reduced from $40.0 million to $32.0 million. At the end of January 2003, when the aggregate sum of Penton's cash and cash equivalents exceeded $40.0 million, an additional one-time reduction of $10.0 million was required under the amended credit facility. Furthermore, upon the sale of PTS, the revolving commitment was further reduced by $1.9 million. The amended facility allowed for additional asset sales, transfers, leases and other dispositions and the issuance of equity interests by our subsidiaries up to a maximum of approximately $3.6 million. The amended facility also increased the maximum commitment fee from 0.50% to 0.75%.

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

     In August 2003, the Company replaced its senior secured credit facility with a new four-year loan and security agreement. Pursuant to the terms of the revolving loan and security agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.5x the Company's last twelve months EBITDA measured monthly during the first year, 2.25x during the second year and 2.0x thereafter;
(iii) 40% of the Company's last six months of revenues; or (iv) 25% of the Company's enterprise value, as determined annually by a third party. The revolving credit facility bears interest at LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months EBITDA to 2.5x through March 31, 2004, 2.25x from June 30, 2004 through March 31, 2005 and 2.0x thereafter. The loan agreement permits the Company to sell assets of up to $12.0 million in the aggregate during the term or $5.0 million in any single asset sale; and complete acquisitions of up to $5.0 million per year. Included in the loan agreement is a stand-by letter of credit of $0.1 million required by one of the Company's facility leases. The amount of the letter of credit reduces the availability under the credit facility. As of December 31, 2003, no amounts were drawn under the stand-by letter of credit. As of December 31, 2003, $39.9 million was available under the loan agreement. There were no amounts outstanding. Approximately $1.0 million of unamortized financing fees related to the senior secured credit facility were written off. This charge has been classified as part of interest expense in the consolidated statements of operations.

     We may from time to time seek to retire our outstanding debt through cash purchases on the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

     At December 31, 2003 and 2002, Neue Medien Ulm Holdings GmbH ("Neue Medien") owed Penton Media Germany ("PM Germany"), a consolidated subsidiary, $0.5 million and $2.1 million, respectively. These amounts are classified on the consolidated balance sheets as notes receivable. Neue Median and Penton jointly own PM Germany. The notes are due on demand and bear interest at the German Federal rate plus 3%, or 4.22% at December 31, 2003. The Company lends excess PM Germany funds to Neue Medien because it can earn a higher interest rate than at prevailing bank rates.

     A change in the rating of our debt instruments by the outside rating agencies would not negatively impact our ability to use our revolver. At December 31, 2003, Moody's Investors Service had the following ratings regarding
Penton: (i) B3 rating on the Company's $157.5 million Secured Notes, (ii) Ca rating on the Company's $175.0 million Subordinated Notes, (iii) The Company's senior implied rating is Caa3, and (iv) The Company's senior unsecured issuer rating is Ca.

CONTRACTUAL OBLIGATIONS

     The following are summaries of our contractual obligations and other commercial commitments as of December 31, 2003 (in thousands):

                                                           PAYMENTS DUE BY PERIOD
                                            ----------------------------------------------------
                                            LESS THAN    1 - 3      4 - 5    AFTER 5
                                             1 YEAR      YEARS      YEARS     YEARS      TOTAL
                                            ---------   --------   -------   --------   --------
Senior Subordinated Notes.................   $    --    $     --   $    --   $175,000   $175,000
Senior Secured Notes......................        --     157,500        --         --    157,500
Letter of credit..........................       150          --        --         --        150
Capital lease obligations.................        33          73        28         --        134
Operating leases obligations..............     7,865      17,117     8,948      4,148     38,078
Printing contract obligation..............     7,508      14,014        --         --     21,522
Expected pension contributions(1).........     1,543       4,200     1,400         --      7,143
Other purchase obligations................       823         675        --         --      1,498
Other long-term obligations reflected in
  the balance sheet.......................     1,845         217        --         --      2,062
                                             -------    --------   -------   --------   --------
Total.....................................   $19,767    $193,796   $10,376   $179,148   $403,087
                                             =======    ========   =======   ========   ========

---------------

(1) The obligation for less than one year represents a required contribution, while the obligations after one year represent estimated required contributions.

     There are no required debt repayments until October 2007. We lease most of our facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2014 and some contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index.

     Penton did not make any cash contributions to its defined benefit pension plan in 2003, 2002 or 2001. Future funding requirements are dependent upon factors such as interest rate levels, changes to pension plan benefits, funded status, regulatory requirements for funding purposes and the level and timing of asset returns as compared with the level and timing of expected benefit disbursements. Based on current estimates the Company expects to make a contribution of approximately $1.5 million in the third quarter of 2004 for calendar year 2003. In addition, contributions of $2.2 million, $2.0 million, and $1.4 million are expected to be paid for 2006, 2007 and 2008, respectively. No contributions are expected with respect to 2004 or 2005. Due to the presence of significant variables, actual future contributions may differ materially.

     In December 1999, Penton entered into a print agreement with R.R. Donnelley, which entitles R.R. Donnelley to the exclusive right to print and produce certain magazines through November 30, 2006. Under the agreement, which is non-cancelable, Penton is obligated to pay certain minimum amounts. These minimum amounts will be adjusted annually based on changes in the Consumer Price Index.

     In December 2003, the Company entered into an agreement effective January 1, 2004 with a former employee to provide trade show and conference services to selected Penton events. Under the agreement, the former employee will receive guaranteed minimum payments of $0.4 million and $0.7 million in 2004 and 2005, respectively. The Company entered into the agreement as part of its restructuring initiative to lower its cost basis.

     The Company entered into a two-year agreement with Sprint in July 2002. The agreement provides for annual minimum usage levels by Penton of approximately $0.8 million each year.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has no special purpose entities or off-balance sheet debt, other than operating leases in the ordinary course of business, which are fully disclosed in Note 12 -- Commitments and Contingencies of the notes to the consolidated financial statements.

     The Company has a stand-by letter of credit of $0.1 million required by one of the Company's facility leases. At December 31, 2003, no amounts were drawn under the stand-by letter of credit. Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions.

     Under certain agreements, indemnification provisions may require the Company to make payments to third parties. In connection with certain facility leases, we may be required to indemnify our lessors for certain claims. The Company has agreed to indemnify the purchasers of several of our properties from all claims prior to the sale. The Company will also indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnity provisions under the terms of each agreement varies. The majority of indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities in the accompanying consolidated balance sheets, as the fair values are not material.

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

SEASONALITY

     We may experience seasonal fluctuations as trade shows and conferences held in one quarter in the current year may be held in a different quarter in future years.

INFLATION

     The impact of inflation on our results of operations has not been significant in recent years.

RECENT ACCOUNTING PRONOUNCEMENTS

     See Note 2 -- Summary of Significant Accounting Policies of the notes to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, intangible assets, income taxes, restructuring, pension benefits, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Collectibility of Accounts Receivable

     In order to record our accounts receivable at their net realizable value, we must assess their collectibility. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts, a review of the aging of our receivables and the current creditworthiness of our customers. We have recorded allowances for receivables that we feel are uncollectible, including amounts for the resolution of potential credit and other collection issues or discrepancies. However, depending on how such potential issues are resolved, or if the financial condition of any of our customers were to deteriorate and their ability to make required payments became impaired, increases in these allowances may be required.

     Our 2003 provision for doubtful accounts charged to expense reflects the general improvements in the overall economy in 2003. Our customers appear to be feeling the impact of the upswing as our days-sales-outstanding ratio has steadily decreased throughout the year.

     In 2002, our provision for doubtful accounts charged to expense reflected the continued effects of the economic slowdown that started in 2001. As in 2001, this was particularly true for our Internet technologies, enterprise information technology, telecommunication, and electronics market customers, which continued to face difficult market conditions.

     In 2001, our provision for doubtful accounts charged to expense increased significantly over 2000 because of the impact of the global economic slowdown in 2001 on our customers. This was particularly true for our Internet technologies, enterprise information technology and electronics market customers, many of whom signed contracts and submitted deposits in 2000 for our 2001 trade shows, but either declared bankruptcy or, following the events of September 11, 2001, decided not only to cancel their attendance but also refused to fulfill their obligations under the terms of the contract. We attempt to pursue these customers via legal means; however, because many of these companies went out of business or filed for bankruptcy and have little or no assets to liquidate, our collection efforts were not fully successful.

Impairment of Long-Lived Assets

     We continually monitor and review long-lived assets, including fixed assets, goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Factors indicating that an impairment may exist include permanent declines in cash flows, continued decreases in utilization of a long-lived asset, or a change in business strategy. The process involves management determining if the cash flows expected to be generated from the use of a long-lived asset group and its eventual disposition (undiscounted and without interest charges) are less than the carrying amount of the asset group. If the criteria are met, the fair value is determined using appropriate assumptions. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model, or changes in our operating performance. The determination of impairment requires significant management judgment, including establishing asset groupings.

     Goodwill is tested annually on September 30 of each year for impairment using the fair value based test prescribed by SFAS 142. The estimates and assumptions described above (along with other factors such as discount rates) affect the amount of impairment recognized.

     The Company completed its annual SFAS 142 impairment review at September 30, 2003. This review resulted in a non-cash impairment charge of approximately $37.6 million to reduce the carrying value of goodwill for two reporting units, which are part of our Technology segment and one reporting unit, which is part of our Retail segment.

     During the third quarter of 2002, Penton completed its initial impairment test under SFAS 142 for January 1, 2002 and recorded a non-cash charge of $39.7 million to reduce the carrying value of goodwill for two of our seven identified reporting units. In addition, a number of events occurred during the third quarter, that indicated that an additional impairment of goodwill might exist. As a result of these triggering events and circumstances, the Company completed an additional SFAS 142 impairment review at September 30, 2002. This review resulted in a non-cash impairment charge of approximately $203.3 million to further reduce the carrying value of goodwill for the two reporting units, which are part of our Technology segment.

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

Deferred Tax Asset Valuation

     In 2003 and 2002, the Company recorded a $19.0 million and $36.2 million charge, respectively, to establish a full valuation allowance for its net deferred tax assets and net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which places primary importance on the Company's operating results in the most recent three-year period when assessing the need for a valuation allowance. Although we believe that our results for the last three years were heavily affected by impairments and planned restructuring activities, which were undertaken to right-size our cost structure, the cumulative losses represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Until such time, except for minor foreign and state tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. See Note 10 -- Income Taxes in the notes to consolidated financial statements of the Company for additional information regarding this charge.

Restructuring Reserve

     Restructuring reserves include estimated costs for severance benefits, lease termination expenses and other costs. If the future payments of these costs were to differ from our estimates, we may need to increase or decrease our reserves. Specifically, for leased premises that the Company no longer occupies, management makes certain assumptions as to when or if these premises will be subleased and at what price. Assumptions include the number of years of any sublease, square footage, market trends, property locations and the price per square foot. These assumptions involve significant judgments and estimations. We have based our assumptions on discussions with brokers and/or parties that have shown interest in the lease.

Divestitures

     Pursuant to SFAS 142, reporting unit level goodwill should be allocated to individual properties that are sold, if these properties qualify as a "business" under Emerging Issues Task Force ("EITF") Issue No. 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business" ("EITF 98-3"). We undertook a detailed analysis of each property sold in 2002 and 2003 to determine if it qualified as a business. Considerable judgment is required to determine if a transferred set of activities possesses all of the criteria for a business under EITF 98-3. In addition, further judgment is required to determine if missing elements (for a business) are major or minor items.

     The allocation of reporting unit goodwill to the individual properties is further affected by whether a business is considered to be integrated. SFAS 142 states that if a business is not integrated, the initial goodwill that was generated upon the acquisition of that business will be included in the computation of the gain or loss on the disposition of that unit. Considerable judgment is required to determine if a particular property has been integrated. Factors such as length of time since acquisition, common management, knowledge sharing, synergies between properties and shared services such as legal and accounting have to be considered carefully in determining whether a property is integrated. The Company has concluded that all the properties classified as discontinued operations have been integrated, and as such, the goodwill has been allocated to each property sold based on its relative fair value. The difference between the initial goodwill generated upon acquisition and the amount allocated using relative fair value can be material.

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

Pension Plans

     Assumptions used in determining the projected benefit obligation and the fair value of plan assets for our pension plans are determined by us in consultation with our outside actuary. Changes in assumptions are based upon our historical data, such as the rate of compensation increase and the long-term rate of return on plan assets. Assumptions, including the discount rate and the long-term rate of return on plan assets, are evaluated and updated at least annually. Based upon our evaluation, we have changed the discount rate from 7.25% at December 31, 2001 to 6.75% at December 31, 2002 and to 6.0% at December 31, 2003. We use a discount rate 1.0% lower for lump-sum distributions. The discount rate decrease in 2002 and 2003 reflects the decrease in Moody's Aa corporate bond yields, which were 7.08% at December 31, 2001, 6.52% at December 31, 2002, and 6.01% at December 31, 2003, and the underlying stream of expected benefit payments. The expected long-term rate of return on plan assets of 9.0% and the rate of compensation increase of 4.0% have remained unchanged between 2001 and 2003. The salary increase rate is a long-term rate based on current expectations of future pay increases. We believe that 4.0% is reasonable. In addition, we believe that the long-term rate of return on plan assets of 9.0% is still reasonable based on the plan's overall past performance.

     Penton is expected to recognize pension income in 2004 of $0.6 million based on current expectations and assumptions. A decrease of 0.25% in the discount rate would increase pension expense approximately $0.3 million, while a decrease of 0.25% in the expected return on asset rate would increase pension expense by approximately $0.1 million.

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

Self Insurance

     The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported ("IBNR") claims. IBNR claims are estimated using historical claims information and other data provided by claims administrators. This estimation process is subjective, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be necessary.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates and interest rates. We do not enter into financial instruments for trading or speculative purposes. As of December 31, 2003, the Company was exposed to the following market risks:

INTEREST RATE RISK

     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2003, the carrying value of our cash and cash equivalents approximates fair value.

     Our notes receivable earn interest at a variable rate and, thus, expose the Company to interest rate risk. As of December 31, 2003, a hypothetical 10% decrease of the interest rate would have resulted in an immaterial impact on our financial results and cash flows.

FAIR VALUE RISK

     Our long-term debt consists of senior notes with interest at fixed rates. Consequently, we do not have significant interest rate risk exposure related to our long-term debt. However, the fair value of our senior notes fluctuates with the market, as they are publicly traded. The table below provides information about the expected cash flows associated with our long-term debt obligations and their fair value at December 31, 2003 (in thousands):

                                                          EXPECTED MATURITY DATE
                                                     FOR THE YEARS ENDED DECEMBER 31,
                                ---------------------------------------------------------------------------
                                2003    2004    2005    2006      2007       2011      TOTAL     FAIR VALUE
                                -----   -----   -----   -----   --------   --------   --------   ----------
Long-Term Debt:
  Senior Subordinated Notes...     --      --      --      --         --   $175,000   $175,000    $116,755
    Interest rate.............  10 3/8% 10 3/8% 10 3/8% 10 3/8%   10 3/8%    10 3/8%    10 3/8%
  Senior Secured Notes........     --      --      --      --   $157,500         --   $157,500    $152,992
    Interest rate.............  11 7/8% 11 7/8% 11 7/8% 11 7/8%   11 7/8%    11 7/8%    11 7/8%

     The Company currently does not manage the fair value risk related to its senior notes.

FOREIGN CURRENCY EXCHANGE RATE RISK

     We maintain assets and operations in the United Kingdom and in various other countries. As a result, we may be exposed to fluctuations in currency rates relative to these markets. At December 31, 2003, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the currencies of foreign countries in which we operate would have resulted in an immaterial impact on our financial results and cash flows.

2002 MARKET RISK

     At December 31, 2002, the Subordinated Notes had a carrying amount of $171.4 million and a fair value of $75.5 million and the Secured Notes had a carrying amount of $156.8 million and a fair value of $130.9 million. The fair value of the notes is determined by quotations in the open market.

     At December 31, 2002, the Company was exposed to interest rate risk due to the variable rate debt outstanding under the senior secured credit facility. As of December 31, 2002, a hypothetical 10% increase in the interest rate would have resulted in an immaterial impact on our financial results and cash flows.

                               PENTON MEDIA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

FINANCIAL STATEMENTS:
Report of Independent Auditors..............................   53
Consolidated Balance Sheets at December 31, 2003 and 2002...   54
Consolidated Statements of Operations for the Years Ended
  December 31, 2003, 2002 and 2001..........................   56
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003, 2002 and 2001..........................   57
Consolidated Statements of Stockholders' Equity (Deficit)
  and of Comprehensive Loss for the Years Ended December 31,
  2003, 2002 and 2001.......................................   58
Notes to Consolidated Financial Statements..................   59

FINANCIAL STATEMENT SCHEDULE:
Consolidated Financial Statement Schedule II -- Valuation
  and Qualifying Accounts...................................  133

     All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Penton Media, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Penton Media, Inc. (the "Company") and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 -- Summary of Significant Accounting Policies to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to comply with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
February 27, 2004

                               PENTON MEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 29,626     $  6,771
  Restricted cash...........................................        --          677
  Accounts receivable, less allowance for doubtful accounts
     of $3,703 and $4,323 in 2003 and 2002, respectively....    29,566       34,842
  Income taxes receivable...................................       155       53,547
  Notes receivable..........................................       571        2,124
  Inventories...............................................       875        1,025
  Prepayments, deposits and other...........................     4,898        4,403
  Current assets of discontinued operations.................        --        2,049
                                                              --------     --------
          Total current assets..............................    65,691      105,438
                                                              --------     --------
Property, plant and equipment:
  Land, buildings and improvements..........................     8,639        8,878
  Machinery and equipment...................................    46,450       61,935
                                                              --------     --------
                                                                55,089       70,813
  Less: accumulated depreciation............................    36,286       46,896
                                                              --------     --------
                                                                18,803       23,917
                                                              --------     --------
Other assets:
  Goodwill..................................................   214,411      251,972
  Other intangibles, less accumulated amortization of
     $13,189 and $11,363 in 2003 and 2002, respectively.....    10,883       23,136
  Other non-current assets..................................     9,102       10,309
                                                              --------     --------
                                                               234,396      285,417
                                                              --------     --------
                                                              $318,890     $414,772
                                                              ========     ========

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Senior secured credit facility............................  $      --    $   4,500
  Accounts payable..........................................      6,300        9,464
  Accrued compensation and benefits.........................      7,158       11,835
  Other accrued expenses....................................     19,216       24,355
  Unearned income, principally trade show and conference
     deposits...............................................     24,780       23,026
  Current liabilities of discontinued operations............         --        1,050
                                                              ---------    ---------
          Total current liabilities.........................     57,454       74,230
                                                              ---------    ---------
Long-term liabilities and deferred credits:
  Senior secured notes, net of discount.....................    156,915      156,797
  Senior subordinated notes, net of discount................    171,698      171,423
  Note payable..............................................         --          417
  Net deferred pension credits..............................     11,040       13,762
  Other non-current liabilities.............................      9,163       10,265
                                                              ---------    ---------
                                                                348,816      352,664
                                                              ---------    ---------
Commitments and contingencies
Minority Interest...........................................      2,487        2,787
Mandatorily redeemable convertible preferred stock, par
  value $0.01 per share; 50,000 shares authorized, issued
  and outstanding; redeemable at $1,000 per share...........     55,060       46,174

Redeemable common stock, par value $0.01 per share; 4,191
  and 1,068,343 shares issued and outstanding...............          2        1,118

Stockholders' deficit:
  Preferred stock, par value $0.01 per share; 1,950,000
     shares authorized; none issued or outstanding..........         --           --
  Common stock, par value $0.01 per share, 155,000,000
     shares authorized; 33,220,877 and 31,687,194 shares
     issued and outstanding at December 31, 2003 and 2002,
     respectively...........................................        332          317
  Capital in excess of par value............................    226,266      229,779
  Retained deficit..........................................   (367,449)    (279,600)
  Notes receivable from officers, less reserve of $7,600 at
     December 31, 2003......................................     (1,897)      (9,720)
  Accumulated other comprehensive loss......................     (2,181)      (2,977)
                                                              ---------    ---------
                                                               (144,929)     (62,201)
                                                              ---------    ---------
                                                              $ 318,890    $ 414,772
                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2003         2002         2001
                                                              ---------   ----------   ----------
                                                               (DOLLARS AND SHARES IN THOUSANDS,
                                                                    EXCEPT PER SHARE DATA)
Revenues....................................................  $206,260    $ 235,106    $ 358,871
                                                              --------    ---------    ---------
Operating expenses:
  Editorial, production and circulation.....................    92,617      103,894      148,369
  Selling, general and administrative.......................    89,502      119,688      169,582
  Impairment of assets......................................    45,797      223,424       59,794
  Provision for loan impairment.............................     7,600           --           --
  Restructuring and other charges...........................     5,707       15,436       18,700
  Loss on sale of properties................................        --          888           --
  Depreciation and amortization.............................    13,790       19,329       44,048
                                                              --------    ---------    ---------
                                                               255,013      482,659      440,493
                                                              --------    ---------    ---------
Operating loss..............................................   (48,753)    (247,553)     (81,622)
Other income (expense):
  Interest expense..........................................   (39,686)     (38,193)     (30,487)
  Interest income...........................................       523          768        1,862
  Other, net................................................      (724)       1,092       (2,015)
                                                              --------    ---------    ---------
                                                               (39,887)     (36,333)     (30,640)
                                                              --------    ---------    ---------
Loss from continuing operations before income taxes and
  cumulative effect of accounting change....................   (88,640)    (283,886)    (112,262)
Benefit for income taxes....................................        53       40,514       16,318
                                                              --------    ---------    ---------
Loss from continuing operations before cumulative effect of
  accounting change.........................................   (88,587)    (243,372)     (95,944)
Discontinued operations:
  Gain (loss) from discontinued operations (including gain
    (loss) on disposal of $1.4 million and $(0.6) million in
    2003 and 2002, respectively), net of taxes..............       738       (3,252)      (8,163)
                                                              --------    ---------    ---------
Loss before cumulative effect of accounting change..........   (87,849)    (246,624)    (104,107)
                                                              --------    ---------    ---------
Cumulative effect of accounting change, net of taxes........        --      (39,700)          --
                                                              --------    ---------    ---------
Net loss....................................................   (87,849)    (286,324)    (104,107)
Amortization of deemed dividend and accretion of preferred
  stock.....................................................    (8,886)     (46,174)          --
                                                              --------    ---------    ---------
Net loss applicable to common stockholders..................  $(96,735)   $(332,498)   $(104,107)
                                                              ========    =========    =========
Earnings per common share -- basic and diluted:
  Loss from continuing operations applicable to common
    stockholders............................................  $  (2.93)   $   (8.94)   $   (3.00)
  Discontinued operations, net of taxes.....................      0.02        (0.10)       (0.26)
  Cumulative effect of accounting change, net of taxes......        --        (1.23)          --
                                                              --------    ---------    ---------
  Net loss applicable to common stockholders................  $  (2.91)   $  (10.27)   $   (3.26)
                                                              ========    =========    =========
Weighted-average number of shares outstanding:
  Basic and diluted.........................................    33,299       32,374       31,917
                                                              ========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2003       2002        2001
                                                              --------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(87,849)  $(286,324)  $(104,107)
  Adjustments to reconcile net loss to net cash provided by
    (used for) operating activities:
       Depreciation and amortization........................    13,790      19,329      44,048
       (Gain) loss from discontinued operations.............      (738)      3,252       1,064
       Deferred income taxes................................      (463)     14,651      (9,773)
       Retirement and deferred compensation plans...........    (2,467)     (1,378)       (102)
       Provision for losses on accounts receivable..........     2,162       8,303       4,372
       Provision for loan impairment........................     7,600          --          --
       Non-cash restructuring charge........................     3,112      10,901      11,632
       Asset impairments and writedowns.....................    45,797     263,165      68,741
       Other, net...........................................     4,553         298         380
  Changes in assets and liabilities, excluding effects from
    acquisitions and dispositions:
       Accounts receivable..................................     3,114      11,212      13,300
       Income tax receivable................................    53,392     (38,797)    (14,750)
       Inventories..........................................       151         326        (567)
       Prepayments and deposits.............................      (495)      2,510       2,762
       Accounts payable and accrued expenses................   (13,907)    (11,610)    (17,809)
       Unearned income......................................     1,754     (12,863)    (20,134)
       Other, net...........................................    (1,791)        440       2,695
                                                              --------   ---------   ---------
         Net cash provided by (used for) operating
           activities.......................................    27,715     (16,585)    (18,248)
                                                              --------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (3,294)     (3,855)     (7,602)
  Acquisitions, including earnouts paid, net of cash
    acquired................................................        (7)     (5,527)    (19,853)
  Proceeds from sale of Jupitermedia Corporation stock......        --       5,801          --
  Decrease (increase) in restricted cash....................       677        (677)         --
  Net proceeds from sale of properties......................     3,250         951          --
                                                              --------   ---------   ---------
         Net cash provided by (used for) investing
           activities.......................................       626      (3,307)    (27,455)
                                                              --------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of mandatorily redeemable
    convertible preferred stock.............................        --      46,123          --
  (Increases) decreases in note receivable..................     1,553         (29)     (2,095)
  Proceeds from senior secured notes........................        --     156,717          --
  Proceeds from senior subordinated notes...................        --          --     180,836
  Repurchase of senior subordinated notes...................        --      (8,375)         --
  Proceeds from senior secured credit facility..............        --       6,000      45,000
  Repayment of senior secured credit facility...............    (4,500)   (182,087)   (166,538)
  Payment of note payable...................................      (417)     (2,804)       (201)
  Payment of financing costs................................    (2,045)     (9,814)     (1,657)
  Employee stock purchase plan payments.....................      (113)       (434)       (353)
  Proceeds from options exercised...........................        --          --       1,153
  Proceeds from repayment of officers loans.................       250         703          --
  Increase (decrease) in cash overdraft balance.............      (383)        607          --
  Dividends paid............................................        --          --      (1,914)
                                                              --------   ---------   ---------
         Net cash provided by (used for) financing
           activities.......................................    (5,655)      6,607      54,231
                                                              --------   ---------   ---------
Effect of exchange rate changes on cash.....................       169        (135)         58
                                                              --------   ---------   ---------
         Net increase (decrease) in cash and cash
           equivalents......................................    22,855     (13,420)      8,586
Cash and cash equivalents at beginning of period............     6,771      20,191      11,605
                                                              --------   ---------   ---------
Cash and cash equivalents at end of period..................  $ 29,626   $   6,771   $  20,191
                                                              ========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                           AND OF COMPREHENSIVE LOSS

                                                           CAPITAL IN                             ACCUMULATED
                                                           EXCESS OF    RETAINED      NOTES          OTHER
                                                  COMMON      PAR       EARNINGS    RECEIVABLE   COMPREHENSIVE
                                                  STOCK      VALUE      (DEFICIT)    OFFICERS    INCOME (LOSS)     TOTAL
                                                  ------   ----------   ---------   ----------   -------------   ---------
                                                                           (DOLLARS IN THOUSANDS)
Balance at December 31, 2000....................   $318     $226,446    $ 112,745    $(10,207)      $ 7,267      $ 336,569
                                                   ----     --------    ---------    --------       -------      ---------
Comprehensive loss:
  Net loss......................................     --           --     (104,107)         --            --       (104,107)
  Other comprehensive loss:
    Unrealized loss on securities, at fair
      value.....................................     --           --           --          --        (7,202)        (7,202)
    Net loss on cash flow hedges................     --           --           --          --        (1,439)        (1,439)
    Foreign currency translation adjustment.....     --           --           --          --        (1,560)        (1,560)
                                                                                                                 ---------
  Comprehensive loss............................                                                                  (114,308)
                                                                                                                 ---------
Dividends.......................................     --           --       (1,914)         --            --         (1,914)
Issuance of common stock:
  Stock options.................................      1        1,152           --          --            --          1,153
  Employee stock purchase plan shares...........     --         (353)          --          --            --           (353)
Notes receivable from officers..................     --           --           --        (617)           --           (617)
                                                   ----     --------    ---------    --------       -------      ---------
Balance at December 31, 2001....................   $319     $227,245    $   6,724    $(10,824)      $(2,934)     $ 220,530
                                                   ====     ========    =========    ========       =======      =========
Comprehensive loss:
  Net loss......................................     --           --     (286,324)         --            --       (286,324)
  Other comprehensive loss:
    Reclassification adjustment for realized
      gain on securities sold...................     --           --           --          --          (808)          (808)
    Reclassification adjustment of net loss on
      cash flow hedge discontinuation...........     --           --           --          --         1,439          1,439
    Foreign currency translation adjustment.....     --           --           --          --          (674)          (674)
                                                                                                                 ---------
  Comprehensive loss............................                                                                  (286,367)
                                                                                                                 ---------
Issuance of common stock:
  Deferred shares...............................      5        2,972           --          31            --          3,008
  Employee stock purchase plan shares...........     --         (434)          --          --            --           (434)
  Purchase of treasury stock....................     (1)        (386)          --         387            --             --
  Contingent shares.............................      5        1,542           --          --            --          1,547
Warrants issued with preferred stock............     --        4,015           --          --            --          4,015
Amortization of deemed dividend and accretion of
  preferred stock...............................     --       (4,068)          --          --            --         (4,068)
Reclassification to redeemable common stock.....    (11)      (1,107)          --          --            --         (1,118)
Notes receivable from officers..................     --           --           --         686            --            686
                                                   ----     --------    ---------    --------       -------      ---------
Balance at December 31, 2002....................   $317     $229,779    $(279,600)   $ (9,720)      $(2,977)     $ (62,201)
                                                   ====     ========    =========    ========       =======      =========
Comprehensive loss:
  Net loss......................................     --           --      (87,849)         --            --        (87,849)
  Other comprehensive loss:
    Foreign currency translation adjustment.....     --           --           --          --           818            818
    Minimum pension liability adjustment........     --           --           --          --           (22)           (22)
                                                                                                                 ---------
  Comprehensive loss............................                                                                   (87,053)
                                                                                                                 ---------
Issuance of common stock:
  Deferred shares...............................      4        3,578           --          --            --          3,582
  Stock options.................................     --           11           --          --            --             11
  Performance shares............................     --           13           --          --            --             13
  Management stock purchase plan shares.........     --          779           --          --            --            779
  Employee stock purchase plan shares...........     --         (113)          --          --            --           (113)
Amortization of deemed dividend and accretion of
  preferred stock...............................     --       (8,886)          --          --            --         (8,886)
Reclassification from redeemable common stock...     11        1,105           --          --            --          1,116
Reserve for loan impairment.....................     --           --           --       7,600            --          7,600
Notes receivable from officers..................     --           --           --         223            --            223
                                                   ----     --------    ---------    --------       -------      ---------
Balance at December 31, 2003....................   $332     $226,266    $(367,449)   $ (1,897)      $(2,181)     $(144,929)
                                                   ====     ========    =========    ========       =======      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS

     Penton Media, Inc., ("Penton" or the "Company") is a leading diversified business-to-business media company that produces market-focused magazines, trade shows and conferences, and online media products. Penton's integrated media portfolios serve four segments comprising the following markets: Industry -- design/engineering, government/compliance, manufacturing, mechanical systems/construction, supply chain and aviation; Technology -- Internet technologies, enterprise information technology and electronics;
Lifestyle -- natural products; and Retail -- food/retail and leisure/hospitality.

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

     Investments in companies in which Penton has significant influence, but less than a controlling voting interest, are accounted for under the equity method. Investments in companies in which Penton does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for at market value if the investments are publicly traded. Unrealized gains (losses) on investments accounted for at market value are reported net of tax as a component of accumulated other comprehensive income
(loss) until the investments are sold, at which time the realized gain (loss) is included in earnings if the Company considers these investments to be available for sale. If the investment is not publicly traded, then the investment is accounted for at cost. At December 31, 2003, Penton does not have any equity investments. Furthermore, our investments classified as available for sale were sold in the first quarter of 2002 (see Note 5 -- Investments).

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

CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH

     Cash and cash equivalents include primarily cash on hand and short-term investments with original maturity of three months or less. At December 31, 2002, the Company had $0.7 million of restricted cash balances, related primarily to cash received for license fees for a trade show held in 2003 and amounts held in escrow for the sale of Professional Trade Shows (see Note
3 -- Acquisitions and Disposals). At December 31, 2003 and 2002, the Company had cash overdrafts of $0.2 million and $0.6 million, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

     The Company establishes its credit policies based on an ongoing evaluation of its customers' credit worthiness and competitive market conditions, and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. Trade accounts receivable are considered

                               PENTON MEDIA, INC.

past due after 30 days and delinquent after 90 days. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at December 31, 2003.

INVENTORIES

     Inventories, which consist primarily of paper stock, are stated at the lower of cost or market, cost being determined on the basis of the last-in, first-out ("LIFO") method. The difference between cost determined on a LIFO basis and a first-in, first-out basis was insignificant at December 31, 2003 and 2002.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Penton records depreciation using the straight-line method over the following estimated useful lives:

Computer equipment and software...........  3-5 years
Web site development costs................  3 years
Furniture, fixtures and equipment.........  3-10 years
Leasehold improvements....................  Estimated useful lives or lease term, whichever is shorter

     Depreciation expense was $8.0 million, $8.8 million and $9.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

GOODWILL, OTHER INTANGIBLE ASSETS AND LONG-LIVED ASSETS

     The Company adopted Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002. Under SFAS 142, goodwill and certain other intangible assets having indefinite lives, which were previously amortized over the periods benefited, are no longer being amortized to earnings, but instead are subject to periodic testing for impairment. The Company does not have other intangibles with indefinite lives. Goodwill is tested for impairment on an annual basis or between annual tests if events occur or circumstances change that could indicate a reduction in the fair value of a reporting unit below its carrying amount. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

     The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") on January 1, 2002. This statement requires long-lived assets with determinable lives to be grouped with other assets and liabilities at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities. An impairment exists only if the carrying amount of the long-lived assets, or group, is not recoverable and exceeds its fair value. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Intangible and other long-lived assets with determinable lives are reviewed for impairment whenever events and circumstances indicate that the carrying amount may not be recoverable pursuant to SFAS 144. In reviewing for impairment, the Company compares the undiscounted cash flows generated by such assets to the carrying value of such assets. If the total cash flows are less than the carrying amount, the Company compares the carrying value of such assets to the fair value determined using the income approach, which is similar to the discounted cash flows approach. Impairment is recognized equal to the difference between the asset's fair value and its carrying amount.

                               PENTON MEDIA, INC.

DEFERRED FINANCING COSTS

     Costs incurred in obtaining long-term financing are included in other non-current assets in the accompanying consolidated balance sheets, and are amortized over the terms of the related indebtedness.

DERIVATIVE FINANCIAL INSTRUMENTS

     In January 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and its designation as a hedge. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative qualifies as a hedge under SFAS 133, the change in the fair value of the derivative either offsets the change in fair value of the hedged assets, liabilities or firm commitments through earnings or is recognized in accumulated other comprehensive income (loss) until the hedged item impacts earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, is immediately recognized in earnings.

     When a designated hedged item matures, is sold or extinguished, is terminated, or a hedged anticipated transaction is no longer probable, any amounts deferred in accumulated other comprehensive income (loss) are reclassified to earnings in the period the Company discontinues hedge accounting.

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

     From time to time, the Company enters into multiple element arrangements whereby it may provide a combination of services including print advertising, trade show booths, customer lists, on-line advertising and other services. Revenue from each element is recorded when the following conditions exist: (1) the product or service provided represents a separate earnings process; (2) the fair value of each element can be determined separately; and (3) the undelivered elements are not essential to the functionality of a delivered element. If the conditions for each element described above do not exist, revenue is recognized as earned using revenue recognition principles applicable to those elements as if it were a significant arrangement.

ADVERTISING AND PROMOTION EXPENSES

     Advertising and promotion costs are expensed as incurred. These costs amounted to $6.7 million, $11.9 million and $24.5 million in 2003, 2002 and 2001, respectively.

SELF INSURANCE

     The Company is self-insured for a portion of its risk on workers' compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company's risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. The Company does not provide health care benefits to retired employees.

                               PENTON MEDIA, INC.

INCOME TAXES

     Income taxes are accounted for using the asset and liability method pursuant to the provisions of SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109"). Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS 109. In accordance with that standard, the Company recorded a valuation allowance for its net deferred tax assets and net operating loss carryforwards of $55.3 million and $36.2 million as of December 31, 2003 and 2002, respectively. See Note 10 -- Income Taxes for additional information regarding income taxes.

TRANSLATION OF FOREIGN CURRENCIES

     The functional currency of Penton's foreign operations is their local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. dollars at the rates of exchange at year-end; income and expense are translated at the average rates of exchange prevailing during the applicable year. There were no significant foreign currency transaction gains or losses in 2003, 2002 or 2001. The effects of translation are included in accumulated other comprehensive loss in stockholders' deficit.

STOCK BASED COMPENSATION PLANS

     At December 31, 2003, the Company has various stock-based compensation arrangements (see Note 13 -- Common Stock and Common Stock Award Programs). The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. For stock option plans, no compensation is recognized as all grants are issued at market value of the Company's stock.

     The following table illustrates the effects on net loss and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS 148"), (in thousands, except per share data):

                                                       2003       2002        2001
                                                     --------   ---------   ---------
Net loss applicable to common stockholders:
As reported........................................  $(96,735)  $(332,498)  $(104,107)
Add: Compensation expense included in net loss
  applicable to common stockholders, net of related
  tax effects......................................       112       2,553         557
Less: Total stock-based compensation expense
  determined under fair value based methods for all
  awards, net of related tax effects...............    (1,539)     (5,914)     (6,312)
                                                     --------   ---------   ---------
Pro forma..........................................  $(98,162)  $(335,859)  $(109,862)
                                                     ========   =========   =========
Earnings per common share -- basic and diluted:
  As reported......................................  $  (2.91)  $  (10.27)  $   (3.26)
  Pro forma........................................  $  (2.95)  $  (10.37)  $   (3.44)

     Pro forma information regarding net loss and earnings per share is required by SFAS 123 and has been determined as if Penton had accounted for its employee stock options under SFAS 123. The weighted-average

                               PENTON MEDIA, INC.

fair value of options granted in 2003 and 2001 was $0.32 and $6.32, respectively. No options were granted in 2002. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, under the following assumptions for 2003 and 2001:

                                                               2003      2001
                                                              -------   -------
Risk-free interest rate.....................................     3.62%     4.03%
Dividend yields.............................................      0.0%      0.0%
Expected volatility.........................................    104.8%     59.4%
Expected life...............................................  7 years   4 years

EARNINGS PER SHARE

     Basic earnings per share are based upon the weighted-average number of common shares outstanding and the weighted-average number of fully vested Restricted Stock Units and deferred shares. Diluted earnings per share also includes the effect of stock options and other common stock equivalents outstanding during the period, if they are dilutive.

NEW ACCOUNTING STANDARDS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132-R"). The provisions of this statement do not change the measurement and recognition provisions of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132-R replaces SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and adds additional disclosures. SFAS 132-R is effective for fiscal years ending after December 15, 2003. The Company adopted SFAS 132-R and has included all required disclosures in these consolidated financial statements.

     In December 2003, the FASB Staff issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46-R"). FIN 46-R partially defers the effective dates, which will be applicable to three different classifications of enterprises that must evaluate their interests in potential variable interest entities ("VIEs"), as follows: (1) public entities, (2) non-public entities and (3) public small business entities. Pursuant to the above deferrals, Penton must adopt FIN 46-R no later than March 31, 2004. Certain disclosures about potential VIEs are required at December 31, 2003. In May 2000, Penton acquired a 50% interest in Penton Media Germany ("PM Germany"). PM Germany may potentially qualify as a VIE under FIN 46. The Company currently consolidates PM Germany, which produces trade shows, publications and online media products. Included in Penton's consolidated statements of operations for the year ended December 31, 2003, are revenues of $3.1 million and a net loss of $0.2 million related to PM Germany. At December 31, 2003, Penton's consolidated balance sheets include assets of $4.5 million, liabilities of $5.7 million and minority interest of $2.5 million related to PM Germany. The Company estimates that its maximum exposure to loss would be approximately $0.2 million.

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 revises or rescinds certain SAB guidance in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations relating to revenue recognition. This bulletin is effective immediately. The Company's current revenue recognition policies comply with SAB 104.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends and clarifies financial account-

                               PENTON MEDIA, INC.

ing and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS
133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a significant effect on the Company's results of operations, its financial condition, or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the statement of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. While the effective date of certain elements of SFAS 150 have been deferred, the adoption of SFAS 150, when finalized, is not expected to have a material impact on our financial position, results of operations or cash flows.

     In May 2003, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 01-8, "Determining Whether an Arrangement is a Lease" ("EITF 01-8"). EITF 01-8 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, "Accounting For Leases" and is effective for arrangements entered into or modified after June 30, 2003. The adoption of EITF 01-8 did not have a significant effect on the Company's results of operations, its financial condition, or cash flows.

     In 2003, the Company adopted EITF 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of EITF 00-21 did not have a material impact on our financial position, results of operations or cash flows.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

NOTE 3 -- ACQUISITIONS AND DISPOSALS

ACQUISITIONS

     There were no acquisitions in 2003 or 2002.

     In 2001, Penton acquired nine companies for an aggregate purchase price of approximately $10.0 million in cash, including approximately $0.3 million of contingent consideration paid in 2002 based on the achievement of specified business targets, and $3.2 million in promissory notes. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $11.8 million, including the contingent consideration.

     At December 31, 2003, Penton had no amounts accrued for contingent consideration, and Penton paid an immaterial amount for contingent consideration during 2003. During 2002, total cash payments of $5.5 million were made for contingent consideration, and the Company issued $1.5 million or 527,951 shares of common stock. Contingent payments earned are recorded as additional goodwill, pursuant to the provisions of EITF No. 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," and tested for impairment under SFAS 142.

     At December 31, 2003, there were no remaining contingent considerations.

                               PENTON MEDIA, INC.

DISPOSALS

     At December 31, 2002, the net assets of our Professional Trade Shows ("PTS") group were classified as held for sale. The sale was completed in January 2003 for approximately $3.8 million, including an earnout of $0.6 million based on reaching certain performance objectives in 2003. At December 31, 2003, these performance objectives had not been reached. The sale resulted in a gain of approximately $1.4 million, which was recorded in the first quarter of 2003. PTS was part of our Industry segment. The results of PTS are reported as discontinued operations for all periods presented.

     In December 2002, the Company disposed of the net assets of Penton Media Australia ("PM Australia") for approximately $0.01 million in cash upon closing and $0.1 million due in 12 equal monthly installments starting in July 2003. The sale resulted in a loss of approximately $0.6 million. PM Australia was part of our Technology segment. The results of PM Australia are reported as discontinued operations for all periods presented.

     Operating results for the discontinued components, which include PM Australia and PTS for 2003, 2002 and 2001, are as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003     2002       2001
                                                          ------   -------   --------
Revenues................................................  $   --   $ 8,719   $ 12,681
                                                          ======   =======   ========
Operating loss before income taxes......................  $ (649)  $(2,696)  $(12,052)
Benefit for income taxes................................      --        --      3,889
Loss on sale of PM Australia............................      --      (556)        --
Gain on sale of PTS.....................................   1,387        --         --
                                                          ------   -------   --------
Income (loss) from discontinued operations..............  $  738   $(3,252)  $ (8,163)
                                                          ======   =======   ========

     In addition to the above components, the Company recognized a $0.9 million loss included in operating expenses as loss on sale of properties related to the sale of four properties in December 2002, including Streaming Media, Boardwatch and ISPCON, which were part of our Technology segment, and AEC, which was part of our Industry segment. The aggregate consideration for these properties was approximately $0.9 million in cash.

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
                                                                  ======

                               PENTON MEDIA, INC.

NOTE 4 -- GOODWILL AND OTHER INTANGIBLES

IMPAIRMENT OF GOODWILL

     During the third quarter of 2003, Penton completed its annual impairment test of goodwill under the provisions of SFAS 142 and recorded a non-cash charge of $37.6 million related to the reduction of the carrying value of goodwill in three of the seven identified reporting units. Penton utilized a third-party valuation company to determine the fair value of the reporting units. Two of the reporting units are part of the Company's Technology segment and one is part of the Retail segment. The charge is reflected as an impairment of assets in the accompanying consolidated statements of operations. The fair value of the reporting units for the impairment test was determined using the income approach, which is similar to the discounted cash flows approach.

     During the third quarter of 2002, Penton completed its initial impairment test under the provisions of SFAS 142 for January 1, 2002 and recorded a non-cash charge of $39.7 million to reduce the carrying value of goodwill for two of our seven identified reporting units. Penton utilized a third-party valuation company to determine the fair value of the reporting units. Both of these reporting units are part of the Company's Technology segment. The charge is reflected as a cumulative effect of accounting change in the accompanying consolidated statements of operations.

     During the third quarter 2002, a number of events occurred that indicated an additional possible impairment of goodwill might exist. These events included our determination in July of lower-than-expected revenues and adjusted EBITDA results for the year; a letter from the New York Stock Exchange indicating that the Company had fallen below minimum listing standards; a significant decline in the Company's stock price; and the decision by management to potentially sell or dispose of certain non-core assets. As a result of these triggering events and circumstances, the Company completed an additional SFAS 142 impairment review at September 30, 2002. This review resulted in a non-cash charge of approximately $203.3 million to further reduce the carrying value of goodwill for these two reporting units in our Technology segment. This charge is reflected as an impairment of assets in the accompanying consolidated statements of operations. The fair value of the reporting units for the initial and interim impairment test was determined using the income approach, which is similar to the discounted cash flows approach. The Company has selected September 30 of each year to perform its annual impairment review.

     Triggered by the continued decline in the economy and the negative impact of the September 11, 2001 catastrophe, Penton recorded goodwill impairment charges of $66.4 million in the second half of 2001. In 2002, approximately $9.8 million of the 2001 impairment charge was reclassified to discontinued operations.

     A summary of changes in the Company's goodwill during 2003, by business segment, is as follows (in thousands):

                                                     GOODWILL
                          --------------------------------------------------------------
                               BALANCE                                      BALANCE
                          DECEMBER 31, 2002   EARNOUTS   IMPAIRMENTS   DECEMBER 31, 2003
                          -----------------   --------   -----------   -----------------
Industry................      $ 36,278         $  --      $     --         $ 36,278
Technology..............        96,580             7       (29,202)          67,385
Lifestyle...............        84,924            --            --           84,924
Retail..................        34,190            --        (8,366)          25,824
                              --------         -----      --------         --------
Total...................      $251,972         $   7      $(37,568)        $214,411
                              ========         =====      ========         ========

                               PENTON MEDIA, INC.

     A summary of changes in the Company's goodwill during 2002, by business segment, is as follows (in thousands):

                                                                 GOODWILL
                       --------------------------------------------------------------------------------------------
                            BALANCE        CUMULATIVE EFFECT OF   ACTIVITY AND                         BALANCE
                       DECEMBER 31, 2001    ACCOUNTING CHANGE       EARNOUTS        IMPAIRMENTS   DECEMBER 31, 2002
                       -----------------   --------------------   ------------      -----------   -----------------
Industry.............      $ 37,237              $     --            $ (959)(1)      $      --        $ 36,278
Technology...........       336,790               (39,700)            2,790(2)        (203,300)         96,580
Lifestyle............        84,924                    --                --                 --          84,924
Retail...............        34,190                    --                --                 --          34,190
                           --------              --------            ------          ---------        --------
Total................      $493,141              $(39,700)           $1,831          $(203,300)       $251,972
                           ========              ========            ======          =========        ========

---------------

(1) Represents goodwill related to PTS that was reclassified to current assets of discontinued operations on the consolidated balance sheet.

(2) Consists of acquisition costs reclassified to goodwill and adjustments for contingent consideration.

     A reconciliation of the reported net loss applicable to common stockholders and net loss applicable to common stockholders per common share to the amounts adjusted for the exclusion of amortization of goodwill as of December 31, 2003, 2002 and 2001, respectively, had the provisions of SFAS 142 been applied on January 1, 2001 are as follows (in thousands, except per share data):

                                                      FOR THE YEARS
                                                    ENDED DECEMBER 31,
                                             --------------------------------
                                               2003       2002        2001
                                             --------   ---------   ---------
Net loss...................................  $(87,849)  $(286,324)  $(104,107)
Goodwill amortization, net of taxes........        --          --      16,425
                                             --------   ---------   ---------
Adjusted net loss..........................   (87,849)   (286,324)    (87,682)
Amortization of deemed dividend and
  accretion of preferred stock.............    (8,886)    (46,174)         --
                                             --------   ---------   ---------
Adjusted net loss applicable to common
  stockholders.............................  $(96,735)  $(332,498)  $ (87,682)
                                             ========   =========   =========
Earnings per share -- basic and diluted:
  Net loss applicable to common
     stockholders..........................  $  (2.91)  $  (10.27)  $   (3.26)
  Goodwill amortization, net of taxes......        --          --        0.51
                                             --------   ---------   ---------
  Adjusted net loss applicable to common
     stockholders..........................  $  (2.91)  $  (10.27)  $   (2.75)
                                             ========   =========   =========
Weighted-average shares outstanding:
  Basic and diluted........................    33,299      32,374      31,917
                                             ========   =========   =========

IMPAIRMENT OF LONG-LIVED ASSETS

     Due to the impairment of goodwill in three of the seven reporting units in the third quarter of 2003 and because of the events in the third quarter of 2002 as discussed above, the Company also completed an assessment in accordance with SFAS 144 at September 30, 2003 and 2002, and recorded non-cash charges of $8.2 million and $20.0 million, respectively. These charges are reflected as impairment of assets in the accompanying consolidated statements of operations and relate primarily to the write-off of trade names and

                               PENTON MEDIA, INC.

advertiser relationships for properties in our Technology segment. The fair value of the asset groups was determined using the income approach, which is similar to the discounted cash flows approach.

     Triggered by the continued decline in the economy and the negative impact of the September 11, 2001 catastrophe, Penton recorded asset impairment charges of $3.2 million in the second half of 2001. The charge primarily consists of the write-off of $1.7 million of various Web site costs that were shut down and $0.9 million related to abandoned circulation software costs.

     At December 31, 2003, other intangibles recorded in the consolidated balance sheets are comprised of the following (in thousands):

                                                         GROSS                      NET
                                                        CARRYING   ACCUMULATED     BOOK
                                                         VALUE     AMORTIZATION    VALUE
                                                        --------   ------------   -------
Trade names...........................................  $ 5,255      $ (3,779)    $ 1,476
Mailing/exhibitor lists...............................    9,341        (4,925)      4,416
Advertiser relationships..............................    7,200        (3,346)      3,854
Subscriber relationships..............................    2,100          (973)      1,127
Non-compete agreements................................      176          (166)         10
                                                        -------      --------     -------
     Balance at December 31, 2003.....................  $24,072      $(13,189)    $10,883
                                                        =======      ========     =======

     Other intangibles are being amortized over 3 to 10 years. Total amortization expense for 2003, 2002 and 2001 were $3.9 million, $8.7 million and $4.4 million, respectively. Amortization expense estimated for these intangibles for 2004 through 2008 are as follows (in thousands):

                         YEAR ENDED
                        DECEMBER 31,                           AMOUNT
------------------------------------------------------------   ------
     2004...................................................   $2,474
     2005...................................................   $2,441
     2006...................................................   $2,214
     2007...................................................   $1,300
     2008...................................................   $  404

NOTE 5 -- INVESTMENTS

     In January 2002, Penton sold its remaining 11.8% ownership interest, or 2,973,383 shares, in Jupitermedia Corporation for approximately $5.8 million in cash and recognized a gain of approximately $1.5 million, which is classified in other net, in the consolidated statement of operations.

NOTE 6 -- DEBT

LOAN AND SECURITY AGREEMENT

     In August 2003, the Company replaced its senior secured credit facility with a new four-year loan and security agreement. Pursuant to the terms of the revolving loan and security agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.5x the Company's last twelve months adjusted EBITDA measured monthly during the first year, 2.25x during the second year and 2.0x thereafter; (iii) 40% of the Company's last six months of revenues; or (iv) 25% of the Company's enterprise value, as determined annually by a third party. The revolving credit facility bears interest at LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months adjusted EBITDA to 2.5x through March 31, 2004, 2.25x from June 30, 2004 through March 31, 2005 and 2.0x thereafter. The loan agreement permits the Company to sell

                               PENTON MEDIA, INC.

assets of up to $12.0 million in the aggregate during the term or $5.0 million in any single asset sale; and complete acquisitions of up to $5.0 million per year. Included in the loan agreement is a stand-by letter of credit of $0.1 million required by one of the Company's facility leases. The amount of the letter of credit reduces the availability under the credit facility. As of December 31, 2003, no amounts were drawn under the stand-by letter of credit. Costs representing bank fees and other professional fees of $1.8 million are being amortized over the life of the loan agreement. As of December 31, 2003, $39.9 million was available under the loan agreement. There were no amounts outstanding.

     The replacement of the senior secured credit facility in August 2003 resulted in the write-off of unamortized financing fees of approximately $1.0 million. This charge has been classified as part of interest expense in the consolidated statements of operations.

     The loan and security agreement contains several provisions, which could have a significant impact as to the classification as well as the acceleration of payments for borrowings outstanding under the agreement, including the following: (i) the obligation of the lender to provide any advances under the loan agreement is subject to no material adverse change events; (ii) reserves may be established against the borrowing base for sums that the Company is required to pay, such as taxes and assessments and other types of required payments, and has failed to pay; (iii) in the event of a default under the loan agreement, the lender has the right to direct all cash that is deposited in the Company's lock boxes to be sent to the lender to pay down outstanding borrowings; (iv) the loan agreement establishes cross-defaults to the Company's other indebtedness (such as the Senior Secured Notes and Senior Subordinated Notes) such that a default under the loan agreement could cause a default under the note agreements and vice versa; however, default-triggering thresholds are different in the loan agreement and the notes; (v) if the Company is in default of any material agreement to which it is a party and the counter-party to that agreement has the right to terminate such agreement as a result of the default, this constitutes an event of default under the loan agreement. Under the loan agreement, the lenders reserve the right to deem the notes in default, and in those limited circumstances, could accelerate payment of the outstanding loan balances should the Company undergo a material adverse event. Even though the criteria defining a material adverse event are subjective, the Company does not believe exercise of the lenders' right is probable nor does it foresee any material adverse events in 2004. In addition, the Company believes that the note agreements are long-term in nature. Accordingly, the Company continues to classify its loans as long term. At December 31, 2003, the Company was in compliance with all of the above provisions.

SENIOR SECURED CREDIT FACILITY

     In January 2003, the Company amended its senior secured credit facility. The amended agreement, which was replaced in August 2003, as noted above, permitted the Company to sell certain properties in excess of the $5.0 million aggregate limit required by the original amended agreement. In return, the revolving commitment was reduced from $40.0 million to $32.0 million. At the end of January 2003, when the aggregate sum of Penton's cash and cash equivalents exceeded $40.0 million, an additional one-time reduction of $10.0 million was required under the amended credit facility. Furthermore, upon the sale of PTS (see Note 3 -- Acquisitions and Disposals), the revolving commitment was further reduced by 50% of the aggregate gross proceeds, as defined, from this sale, or approximately $1.9 million. The amended facility also increased the maximum commitment fee from 0.50% to 0.75%. The commitment under the credit facility was scheduled to decrease by 15% in 2003, 30% in 2004, 35% in 2005 and 20% in 2006.

     The reduction of the revolver from $40.0 million to $20.1 million in January 2003 and the reduction of the revolver from $185.0 million to $40.0 million in March 2002 resulted in the write-off of unamortized financing fees of $0.9 million and $0.7 million, respectively. These charges have been classified as part of interest expense on the consolidated statements of operations.

                               PENTON MEDIA, INC.

     In March 2002, Penton amended and restated its senior secured credit facility and repaid in full its term loan A and term loan B facilities from the proceeds received from the sale of preferred shares (see Note 7 -- Mandatorily Redeemable Convertible Preferred Stock), proceeds received from the sale of Jupitermedia Corporation common stock (see Note 5 -- Investments), cash on hand from a tax refund of approximately $12.2 million and the issuance of $157.5 million in 11 7/8% senior secured notes as mentioned below.

     The repayment of the credit facility term loan A and term loan B in March 2002 resulted in a non-cash extraordinary charge of $0.7 million, net of $0.5 million in taxes, relating to the write-off of unamortized deferred financing costs. In 2003, this extraordinary charge was reclassified to gain on extinguishment of debt in the consolidated statements of operations in accordance with the provisions of SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002" ("SFAS 145").

SENIOR SECURED NOTES

     In March 2002, Penton issued $157.5 million of 11 7/8% senior secured notes (the "Secured Notes") due in 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally guaranteed on a senior basis by all of the assets of Penton's domestic subsidiaries, which are 100% owned by the Company, and also by the stock of certain subsidiaries. Condensed consolidating financial information is presented in Note 21 -- Guarantor and Non-guarantor Subsidiaries. Penton may redeem the Secured Notes, in whole or in part, during the periods October 1, 2005 through October 1, 2006 and thereafter at redemption prices of 105.9% and 100.0% of the principal amount, respectively, together with accrued and unpaid interest. In addition, at any time prior to October 1, 2005, up to 35% of the aggregate principal amount of the Secured Notes may be redeemed at Penton's option, within 90 days of certain public equity offerings of its common stock, at a redemption price equal to 111.875% of the principal amount, together with accrued and unpaid interest.

     The Secured Notes were offered at a discount of $0.8 million, which is being amortized using the interest method, over the term of the Secured Notes. Amortization of the discount was $0.2 million in 2003. Costs representing underwriting fees and other professional fees of $6.6 million are being amortized, using the effective interest method, over the term of the Secured Notes. Net proceeds of $150.1 million were used to pay down $83.6 million of Penton's term loan A facility and $49.0 million of its term loan B facility and to repurchase $10.0 million of the Company's 10 3/8% senior subordinated notes for $8.3 million, excluding interest. The remaining net proceeds of $9.2 million were used for general corporate purposes. The Secured Notes rank senior in right to all of Penton's subordinated indebtedness, including the 10 3/8% senior subordinated notes due in 2011. The Secured Notes contain covenants that, among other things, limit the Company's ability to pay dividends, incur additional debt, sell assets and enter into mergers or consolidations. The Company's ability to obtain dividends from its subsidiaries is only restricted if Penton is in default under its debt arrangement or if the Company has exceeded its limitation of additional indebtedness, as specified in such agreement.

SENIOR SUBORDINATED NOTES

     In June 2001, Penton issued $185.0 million of 10 3/8% senior subordinated notes (the "Subordinated Notes") due in 2011. Interest is payable on the Subordinated Notes semiannually on June 15 and December 15. The Subordinated Notes are fully and unconditionally, jointly and severally guaranteed, on a senior subordinated basis, by the assets of Penton's domestic subsidiaries, which are 100% owned by the Company. Condensed consolidating financial information is presented in Note 21 -- Guarantor and Non-guarantor Subsidiaries. The notes may be redeemed in whole or in part on or after June 15, 2006. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Subordinated Notes before June 15, 2004 with the proceeds of certain equity offerings. The Subordinated Notes were offered at a discount

                               PENTON MEDIA, INC.

of $4.2 million, which is being amortized using the interest method, over the term of the Subordinated Notes. Amortization of the discount was $0.6 million in 2003. Costs representing underwriting fees and other professional fees of $1.7 million are being amortized over the term of the Subordinated Notes. Net proceeds of $180.2 million were used to pay down $136.0 million under the revolving credit facility, $12.8 million of term loan A and $7.2 million of term loan B. The remaining net proceeds of $24.2 million were used for general corporate purposes. The Subordinated Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the credit facility. The Subordinated Notes contain covenants that, among other things, restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments, sell assets and enter into mergers or consolidations. The Company's ability to obtain dividends from its subsidiaries is only restricted if Penton is in default under its debt arrangement or if the Company has exceeded its limitation of additional indebtedness, as specified in such agreement.

     In March 2002, the Company repurchased $10.0 million of its Subordinated Notes with $8.7 million of the proceeds from the Secured Notes offering completed in March 2002, resulting in an extraordinary gain of $0.8 million, net of $0.6 million in taxes. In 2003, this extraordinary charge was reclassified to other net, in the consolidated statement of operations in accordance with the provisions of SFAS 145.

HEDGE DISCONTINUATION

     In March 2002, the Company discontinued hedge accounting for its cash flow hedges as the Company paid down its outstanding variable rate debt. As a result of the hedge discontinuation, the Company included in interest expense a net deferred loss on cash flow hedges of $1.4 million for the year ended December 31, 2002. Also included in interest expense for the year ended December 31, 2002 is $0.1 million related to net gains and losses on interest rate swaps that did not qualify as hedges under SFAS 133. See further detail regarding hedging transactions in Note 9 -- Hedging Activities.

CASH PAID FOR INTEREST

     Cash paid for interest for 2003, 2002 and 2001 was $36.9 million, $29.9 million and $16.4 million, respectively.

NOTE PAYABLE

     At December 31, 2003, there are no notes payable outstanding. In May 2002, Loan note A in the amount of $2.8 million was paid in full and in June 2003, the Loan note B in the amount of $0.4 million was paid in full. These notes related to the acquisition of Hillgate Communications Ltd. in February 2001.

NOTE 7 -- MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

PREFERRED STOCK LEVERAGE RATIO EVENT OF NON-COMPLIANCE

     At December 31, 2003, an event of non-compliance continues to exist under our Series B Convertible Preferred Stock (the "preferred stock") because the Company's leverage ratio of 13.9 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. When the event of non-compliance initially occurred on April 1, 2003, the holders of a majority of the preferred stock were able to nominate two additional members to our Board of Directors. Since the event of non-compliance was not cured by June 30, 2003, the holders of a majority of the preferred stock then outstanding had the right to elect one less than a minimum majority of our Board of Directors. As the holders of the preferred stock already maintained one less than a minimum majority of our board, no change was necessary. In addition, upon the occurrence of this event of non-compliance, the 5% per annum dividend rate on the preferred stock increased by one percentage point as of

                               PENTON MEDIA, INC.

April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to the maximum rate of 10% per annum. The conversion price of the preferred stock decreased by $0.76 as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to its maximum reduction of $3.80 per share. The conversion price is currently $3.81 as of the date of this filing. The conversion price will adjust to what it would have been absent such event (to the extent of any preferred shares still outstanding) once the leverage ratio is less than 7.5. Furthermore, the dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5. Under the preferred stock agreement, if the leverage ratio exceeds 7.5 for four consecutive quarters, the preferred stockholders will have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. As of December 31, 2003, the leverage ratio had exceeded 7.5 for four consecutive quarters giving the preferred stockholders the right to cause the Company to seek a buyer. If the Company would have been sold on December 31, 2003, the bondholders would be entitled to receive $335.8 million and the preferred stockholders would be entitled to receive $184.7 million before the common stockholders would receive anything for their common shares. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or the loan agreement. As such, there is no acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences do not result in any cash outflow from the Company.

     Under the conversion terms of the preferred stock, each holder has a right to convert dividends into additional shares of common stock. At December 31, 2003, no dividends have been declared. However, in light of each holder's conversion right and considering the increase in the dividend rate and the concurrent reduction of the conversion price as noted above, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). All such accruals have been reported as an increase in the carrying value of the preferred stock and a charge to capital in excess of par value in light of the stockholders' deficit.

ISSUANCE OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS

     On March 19, 2002, the Company issued 40,000 shares of its preferred stock, par value $0.01 per share and warrants (the "warrants") to purchase 1,280,000 shares of Penton's common stock, par value $0.01 per share, for $40.0 million in a private placement to institutional investors and affiliated entities. On March 28, 2002, the Company issued an additional 10,000 shares of preferred stock, par value $0.01 per share, and warrants to purchase an additional 320,000 shares of Penton's common stock, par value $0.01 per share, for $10.0 million to the same group of investors. The net proceeds from the sale of the preferred stock and warrants were used to repay the term loan indebtedness under Penton's senior credit facility (see Note 6 -- Debt).

     The net proceeds of $46.2 million from the issuance of the preferred stock and warrants, net of issuance costs of $3.8 million, were allocated to the preferred stock and warrants based on the relative fair values of each security as of the respective commitment dates noted above. Approximately $4.0 million of the net proceeds were allocated to the warrants and were recorded in capital in excess of par value, resulting in a discount to the preferred stock. The fair value of the warrants was determined using the Black-Scholes pricing model.

     The balance of the net proceeds of approximately $42.1 million was allocated to the preferred stock, which, because of the mandatory redemption date and other redemption provisions, was classified outside of permanent equity. Pursuant to the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments," the entire amount of $42.1 million was initially recorded as a beneficial conversion feature in capital in excess of par value, resulting in an additional discount to the preferred stock. The amount of the beneficial conversion feature was determined pursuant to Issue 2 of

                               PENTON MEDIA, INC.

EITF 00-27. As such, the most beneficial "accounting conversion price" at the issue date of the preferred shares was compared with the closing market price of the stock on that date, and the intrinsic spread was multiplied by the number of most beneficial shares into which the preferred shares can be converted. This beneficial conversion feature was being recognized, using the interest method, as a deemed dividend to the preferred stockholders and an increase in the carrying value of the preferred stock from the issuance date to the 10-year mandatory redemption date.

     The preferred stock was also initially being accreted to its maximum redemption amount possible pursuant to Topic D-98, "Classification and Measurement of Redeemable Securities," using the interest method from the issuance date to the 10-year mandatory redemption date.

     In April 2002, the Company reached an agreement with the preferred stockholders to eliminate the scheduled 10-year redemption date of the preferred stock, and on May 31, 2002, the Company's common stockholders approved an amendment to remove the scheduled redemption feature. In exchange for removing the scheduled redemption date, the Company agreed to grant the holders of the preferred stock the right to require Penton to seek a buyer for substantially all of its assets or issued and outstanding capital stock beginning on March 19, 2008, if any preferred stock remains outstanding. The Company sought the amendment to eliminate the requirement to accrete the preferred stock to the maximum possible redemption amount by such date. However, it did not seek to eliminate the preferred stockholders' right to require the Company to redeem the security upon the occurrence of certain contingent events, including a change in control or liquidation, dissolution or winding up of Penton. To the extent that redemption of the preferred stock becomes probable in the future pursuant to a contingent redemption provision of the preferred stock, accretion to the maximum redemption amount will be required at such time.

     Prior to the stockholder approval to remove the scheduled redemption date, the Company was required to accrete a portion of the maximum redemption amount. Accordingly, approximately $2.5 million was accreted, using the interest method, prior to May 31, 2002. In addition, certain features of the preferred stock had to be accounted for as embedded derivatives, which required mark-to-market accounting that could have potentially resulted in significant swings in net income and earnings per share. The preferred shares agreement has a number of conversion and redemption provisions that represented derivatives under SFAS 133 prior to the elimination of the mandatory redemption date. The Company determined that certain of these derivatives do not qualify for scope exemption and are not clearly and closely related to the host contract. As such, these embedded derivatives were required to be bifurcated and recorded at fair value. The fair values of these derivatives were calculated using the Black-Scholes methodology.

     As a result of stockholder approval on May 31, 2002, accretion was no longer required and the $42.1 million of unamortized beneficial conversion feature was recognized immediately as a charge to capital in excess of par and as a reduction of income available to common stockholders in the consolidated statements of operations. In addition, mark-to-market accounting for the embedded derivatives was no longer required subsequent to May 31, 2002. Pursuant to SFAS 133, the elimination of the mandatory redemption feature made the preferred shares agreement more akin to an equity instrument than a debt instrument. Consequently, the embedded derivatives noted above, which related to the conversion or redemption options, either qualified for a scope exemption or did not constitute derivatives pursuant to SFAS 133. Therefore, the elimination of the mandatory redemption feature also eliminated the requirement to mark to market these derivatives.

     The elimination of the mandatory redemption date does not alter the mezzanine classification of the preferred shares in the balance sheet because of the existence of other redemption provisions in the preferred shares agreement, such as the optional redemption by the holders of the preferred shares in the event of a change in control. Dividends on the preferred stock will continue to be accrued and will be reflected as a reduction in earnings per share available to common stockholders.

                               PENTON MEDIA, INC.

SUMMARY OF TERMS OF CONVERTIBLE PREFERRED STOCK

     Below is a description of the material terms of the preferred stock and warrants reflecting the effects of the stockholder approval of the transaction and the elimination of the mandatory redemption date.

Liquidation Preference

     The preferred stock has preferences over the common stock in the event of liquidation or change in control, dissolution or winding up. Upon the occurrence of any such event, the preferred stockholders will be entitled to be paid in cash, subject to the satisfaction of Penton's obligations under the indentures governing the Company's Subordinated Notes and Secured Notes.

     The initial liquidation value of the preferred stock is $1,000 per share. If the preferred stock is not converted or redeemed prior to March 19, 2008, the liquidation value will increase to $4,570 per share. The liquidation preference is the liquidation value plus accrued and unpaid dividends.

Dividends

     From the date of issuance until March 19, 2008, the dividends on the preferred stock accrues daily on the sum of the then-applicable liquidation preference and the accrued dividends thereon. Initially the annual rate was 5% per annum. However, upon the occurrence of certain triggering events, the dividend rate increases by one percentage point, with additional one-percentage-point increases every ninety days up to a maximum increase of five percentage points. One of those triggering events is a leverage ratio event of non-compliance. As noted above, a leverage ratio event of non-compliance initially occurred on April 1, 2003 and continued to exist as of the date of this filing. Consequently, the dividend rate is currently 10% as of the date of this filing. The dividend rate will adjust back to 5% (to the extent of any preferred shares still outstanding) once the leverage ratio is less than 7.5.

     From and after March 19, 2008, the dividends will accrue at a rate of 15% per annum. Preferred dividends of $5.6 million were accrued at December 31, 2003.

     Dividends are payable semiannually in cash only if declared by Penton's Board of Directors and approved by holders of no less than 75% of the preferred stock then outstanding. The provisions of Penton's debt instruments limit its ability to pay dividends in cash, and the Company has no present intention to either declare or pay cash dividends on the preferred stock.

Conversion Provisions

     Each share of preferred stock is convertible at each holder's option and, subject to certain restrictions, at Penton's option. Preferred stock is convertible into Penton common stock by multiplying the number of shares of preferred stock to be converted by the liquidation value plus accrued and unpaid dividends divided by the conversion price. The conversion price for the preferred stock initially was $7.61 per share, subject to certain anti-dilution adjustments. The conversion price was subsequently decreased to the current price of $3.81 as a result of the Company's leverage ratio event of non-compliance (see above and further details under Conversion Prices below). Among others, the restrictions on Penton's right to force conversion include the market price of the common shares being equal to or greater than the applicable share minimum noted below.

Company's Redemption Provisions

     The Company can redeem the preferred stock at any time, in whole or in part, at a cash redemption price equal to the product of the number of shares of common stock into which the preferred shares can be converted and the greater of the volume weighted-average closing share price of Penton's common stock for

                               PENTON MEDIA, INC.

the preceding 30 trading days or the applicable minimum share price derived from the following schedule (as may be adjusted for stock splits and similar transactions):

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

Holders' Redemption Provisions

     The preferred stockholders have the right to require the Company to redeem the security upon the occurrence of certain contingent events, including a change in control or liquidation, dissolution or winding up of Penton.

Conversion Prices

     The initial conversion price was $7.61 per share (subject to certain anti-dilution adjustments). As a result of the Company's leverage ratio event of non-compliance, which initially occurred on April 1, 2003 and continues to exist, the conversion price of the preferred stock was reduced by $0.76 every 90 days to the current conversion price of $3.81 per share as of the date of this filing. The conversion price will adjust to what it would have been absent such event (to the extent of any shares of preferred stock are still outstanding) once the leverage ratio is less than 7.5 to 1.0.

     Upon the sixth anniversary of issuance, the price may be adjusted to the lesser of (a) the conversion price in effect on the sixth anniversary or (b) the greater of 90% of the market price of the Company's common stock on the conversion date or $4.50.

     If the leverage ratio does decrease to less than 7.5 to 1.0 prior to the sixth anniversary of issuance, the Company has to comply with certain covenants in order for the conversion price to remain at $7.61 per share. If Penton fails to comply with specific covenants contained in the purchase agreement, the conversion price of the preferred stock will be reduced by $0.76 (adjusted for stock splits and similar transactions) until such failure is no longer in existence, and every 90 days thereafter, the conversion price shall be reduced by an additional $0.76 up to a maximum reduction of $3.80 (adjusted for stock splits and similar transactions). The conversion price will adjust to what it would have been absent such breach (to the extent of any shares of preferred stock still outstanding) once the breach is cured. No such reduction to the conversion price will be made at any time that representatives of the investors constitute a majority of the Board of Directors.

Board Representation

     The preferred stockholders were initially entitled to three board seats. As discussed previously, when the leverage ratio event of non-compliance first occurred on April 1, 2003, the holders of a majority of the preferred stock were able to nominate two additional members to our Board of Directors. Since the event of non-compliance was not cured by June 30, 2003, the holders of a majority of the preferred stock then outstanding had the right to elect one less than a minimum majority of our Board of Directors. As the holders of the preferred stock already maintained one less than a minimum majority of our board, no change was necessary.

     At such time as the holders of preferred stock cease to hold shares of preferred stock having an aggregate liquidation preference of at least $25.0 million, they will lose the right to appoint the director for one of these board seats. On March 19, 2008, the holders of a majority of the preferred stock then outstanding, if any, will be entitled to appoint one less than a minimum majority of the Board of Directors. In addition, if the Company initiates or consents to proceedings under any applicable bankruptcy, insolvency, composition, or

                               PENTON MEDIA, INC.

other similar laws, the holders of a majority of the preferred stock may appoint a minimum majority of Penton's Board of Directors. At such time as the holders of preferred stock cease to hold shares of preferred stock having an aggregate liquidation preference of at least $10.0 million, and such holders' beneficial ownership of Penton's preferred stock and common stock constitutes less than 5% of the aggregate voting power of the Company's voting securities, the holders of preferred stock will no longer have the right to appoint any directors to the Board of Directors.

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

Covenants

     The terms of the preferred stock have several financial and non-financial covenants. As of December 31, 2003, Penton was in compliance with all such covenants, except the preferred stock leverage ratio, as discussed above.

Sales Rights

     The terms of the preferred stock require that Penton maintain a leverage ratio, as previously defined, of 7.5 to 1.0 for the twelve month period ending on the last day of December, March, June, and September of each year beginning with the period ending on December 31, 2002. If Penton is not in compliance with this covenant for four consecutive fiscal quarters, then the holders of a majority of the preferred stock have the right to cause the Company to seek a buyer for all of its assets or all of its issued and outstanding capital stock. As discussed previously, as of December 31, 2003, the leverage ratio has exceeded 7.5 for four consecutive quarters and the preferred stockholders have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company.

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

Warrants

     The initial exercise price of the warrants was $7.61 per share. The warrants are subject to anti-dilution and other adjustments that mirror those applicable to the preferred stock, consequently, the exercise price as of the date of this filing is $3.81 per share. The warrants are immediately exercisable and expire 10 years after issuance.

                               PENTON MEDIA, INC.

NOTE 8 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments as of December 31, 2003 and 2002:

CASH AND CASH EQUIVALENTS, RESTRICTED CASH, ACCOUNTS RECEIVABLE, NOTES RECEIVABLE, ACCOUNTS PAYABLE, ACCRUED EXPENSES AND SENIOR SECURED CREDIT FACILITY

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses approximated fair value because of their short maturities. The carrying amount of the senior secured credit agreement approximates fair value, as the effective rates were comparable to market rates at December 31, 2002.

SENIOR SECURED NOTES AND SENIOR SUBORDINATED NOTES

     The fair values of the Secured Notes and Subordinated Notes are determined by reference to quoted market prices. At December 31, 2003 and 2002, the Company's Secured Notes had fair values of $153.0 million and $130.9 million, respectively, and carrying amounts of $156.9 million and $156.8 million, respectively. At December 31, 2003 and 2002, the Company's Subordinated Notes had fair values of $116.8 million and $75.5 million, respectively, and carrying amounts of $171.7 million and $171.4 million, respectively.

NOTE 9 -- HEDGING ACTIVITIES

RISK MANAGEMENT

     In the ordinary course of business, the Company is exposed to fluctuations in foreign currency rates. The Company maintains assets and operations in Europe and Asia and, as a result, may be exposed to fluctuations in currency rates relative to these markets. Penton, however, does not manage this risk using derivative instruments.

     To the extent that there is an outstanding balance, the Company is also exposed to interest rate risk due to the variable interest rate of its revolving facility. At December 31, 2003, there were no amounts outstanding under the revolving credit facility. Under the loan agreement, the Company is precluded from entering into interest rate derivatives.

CASH FLOW HEDGES

     Prior to 2003, the Company entered into cash flow hedges to reduce the exposure to interest rate fluctuations under the term loans of the senior secured credit facility. The Company used interest rate swaps and a cap to convert a portion of its variable-rate debt to fixed-rate debt. All components of interest rate swaps were included in the assessment of hedge effectiveness. With respect to the interest rate cap, the hedge effectiveness assessment excluded the time value element.

     At December 31, 2003 and 2002, the Company had no interest rate swaps or caps outstanding.

     There was no hedge activity in 2003.

     In March 2002, the Company discontinued hedge accounting for its cash flow hedges as the Company paid down the term loans of its senior secured credit facility. The entire net deferred loss on cash flow hedges of $1.4 million recorded in other comprehensive loss was reclassified to earnings and reported as interest expense in the consolidated statements of operations. Subsequently, the Company recognized changes in the fair value in current period earnings until the derivatives matured in October and November of 2002. In 2002,

                               PENTON MEDIA, INC.

the Company recognized a net loss of $0.1 million related to such derivative instruments and reported the loss as interest expense in the consolidated statements of operations.

     In 2002, the Company had the following activity in other comprehensive loss related to hedging activities:

Net deferred loss on cash flow hedges at December 31,
  2001......................................................   $ 1,439
                                                               -------
  Amount reclassified to earnings due to discontinuance of
     hedge accounting.......................................    (1,439)
                                                               -------
Net deferred loss on cash flow hedges at December 31,
  2002......................................................   $    --
                                                               =======

     In 2001, the Company reclassified $1.2 million from accumulated other comprehensive loss to current period earnings and recognized a net loss of $0.9 million for the portion of the interest swaps required to be recognized in results of operations. These amounts are reported as interest expense in the consolidated statement of operations.

NOTE 10 -- INCOME TAXES

     The source of loss from continuing operations before income taxes and cumulative effect of accounting change for the years ended December 31, 2003, 2002 and 2001, consists of (in thousands):

                                                       2003       2002        2001
                                                     --------   ---------   ---------
U.S. domestic......................................  $(80,534)  $(258,963)  $(111,870)
Foreign............................................    (8,106)    (24,923)       (392)
                                                     --------   ---------   ---------
                                                     $(88,640)  $(283,886)  $(112,262)
                                                     ========   =========   =========

     The provision (benefit) for income taxes on continuing operations in the consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001, is as follows (in thousands):

                                                         2003       2002       2001
                                                       --------   --------   --------
Current:
  Federal............................................  $(25,634)  $(65,238)  $ (8,092)
  State and local....................................        --         --         --
  Foreign............................................      (153)      (354)     1,547
                                                       --------   --------   --------
                                                        (25,787)   (65,592)    (6,545)
                                                       --------   --------   --------
Deferred:
  Federal............................................     7,978      2,458     (7,224)
  State and local....................................    (1,281)   (13,602)    (4,328)
  Foreign............................................        --         --         --
                                                       --------   --------   --------
                                                          6,697    (11,144)   (11,552)
                                                       --------   --------   --------
Valuation allowance:
  Federal............................................    17,594     16,976      1,779
  State and local....................................     1,443     19,246         --
                                                       --------   --------   --------
                                                         19,037     36,222      1,779
                                                       --------   --------   --------
                                                       $    (53)  $(40,514)  $(16,318)
                                                       ========   ========   ========

                               PENTON MEDIA, INC.

     The consolidated benefit for income taxes for the years ended December 31, 2003, 2002 and 2001, is as follows (in thousands):

                                                           2003     2002       2001
                                                           ----   --------   --------
Benefit for income taxes from continuing operations......  $(53)  $(40,514)  $(16,318)
Benefit for income taxes from discontinued operations....    --         --     (3,889)
                                                           ----   --------   --------
Consolidated tax benefit.................................  $(53)  $(40,514)  $(20,207)
                                                           ====   ========   ========

     The difference between the actual income tax benefit on continuing operations before income taxes and cumulative effect of accounting change and the tax benefit computed by applying the statutory federal income tax rate of 35% to income before income taxes and cumulative effect of account change for the years ended December 31, 2003, 2002 and 2001, are as follows (in thousands):

                                                         2003       2002       2001
                                                       --------   --------   --------
Income tax benefit at statutory rate.................  $(31,024)  $(99,457)  $(39,292)
Tax effect of:
  Non-deductible goodwill impairment.................    11,374     58,759     16,438
  Loss on basis difference from asset disposition....        --    (23,878)        --
  State income tax benefit, net of federal
     provision.......................................      (155)    (9,151)    (3,100)
  Non-deductible goodwill............................       432      1,650      6,698
  Foreign tax items..................................      (574)    (1,204)       721
  Non-deductible expenses............................       245        305        305
  Other items, net...................................       175       (215)       133
  Valuation allowance................................    19,474     32,677      1,779
                                                       --------   --------   --------
Actual income tax benefit............................  $    (53)  $(40,514)  $(16,318)
                                                       ========   ========   ========
Effective income tax rate............................       0.1%      14.3%      14.5%
                                                       ========   ========   ========

                               PENTON MEDIA, INC.

     The components of deferred tax assets and liabilities at December 31, 2003, 2002 and 2001 are as follows (in thousands):

                                                         2003       2002       2001
                                                       --------   --------   --------
Deferred tax assets:
  Deferred pension credits...........................  $  4,580   $  5,644   $  6,202
  Accrued vacation...................................       530        968      1,460
  Bad debts..........................................       898      1,053      3,594
  Reserves recorded for financial reporting
     purposes........................................       847      1,159      2,253
  Investment writedown...............................        --         --      2,565
  Loan impairment....................................     3,060         --         --
  Impairment of assets...............................     8,593     12,186      6,319
  Restructuring charge...............................     4,235      5,660      4,083
  Net operating loss carryforwards...................    48,393     21,527      2,096
  Foreign tax credits................................     1,125        249      1,779
  Deferred compensation..............................       378      2,194        883
  Other..............................................       155         36        148
                                                       --------   --------   --------
     Total deferred tax assets.......................    72,794     50,676     31,382
                                                       --------   --------   --------
Deferred tax liabilities:
  Mark-to-market adjustment for securities...........        --         --       (584)
  Depreciation.......................................    (2,000)    (2,113)    (2,081)
  Amortization.......................................   (15,535)   (12,341)   (12,825)
                                                       --------   --------   --------
     Total deferred tax liabilities..................   (17,535)   (14,454)   (15,490)
                                                       --------   --------   --------
Net deferred tax asset...............................    55,259     36,222     15,892
                                                       --------   --------   --------
  Valuation allowance................................   (55,259)   (36,222)    (1,779)
                                                       --------   --------   --------
Total net deferred tax asset.........................  $     --   $     --   $ 14,113
                                                       ========   ========   ========

     At December 31, 2003, the Company had a $55.3 million valuation allowance for its net deferred tax assets and net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of SFAS 109, which places primary importance on the Company's operating results in the most recent three-year period when assessing the need for a valuation allowance. The Company's cumulative loss in the most recent three-year period, represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal, in whole or in part, of the valuation allowance.

     At December 31, 2003, the Company had federal operating loss carryforwards of $100.8 million for tax purposes, which will begin expiring from 2021 to 2023. A full valuation has been provided on the federal operating loss carryforward.

     At December 31, 2003, the Company had state operating loss carryforwards of $327.1 million for tax purposes, which will begin expiring from 2006 to 2023. A full valuation has been provided on the state operating loss carryforwards.

                               PENTON MEDIA, INC.

     At December 31, 2003, the Company had available foreign tax credit carryforwards of approximately $1.1 million, which will begin expiring from 2007 to 2008. A full valuation allowance has been provided on the foreign tax credit carryforwards.

     During 2003, the Company received net cash tax refunds of $52.0 million ($54.3 million of tax refunds for prior years less cash paid for taxes in 2003 of $2.3 million). For 2002, net cash tax refunds were $17.6 million, and in 2001 net cash paid for taxes was $3.0 million.

     The Company has recorded deferred income taxes on the undistributed earnings of certain foreign subsidiaries. At December 31, 2003 and 2002, the undistributed earnings of the foreign subsidiaries amounted to approximately $4.3 million and $6.8 million, respectively. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

NOTE 11 -- EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

     Penton's non-contributory retirement plans cover substantially all current and former domestic employees. Retirement benefits for employees in foreign countries generally are provided by national statutory programs. Benefits for domestic employees are based on years of service and annual compensation as defined by each plan.

     In November 2003, the Company's retirement plan was amended to freeze benefit accruals effective January 1, 2004. As a result, the Company recorded a curtailment gain of $2.2 million for the year ended December 31, 2003. This amount is included in selling, general and administrative expenses in the consolidated statement of operations. The benefit accruals in the frozen plan are payable to participating employees when they qualify for retirement. Replacing the retirement plan is a Retirement and Savings Plan, a new retirement account in the 401(k) Plan. See further detail under 401(k) Plan below.

     In November 2003, Penton's supplemental executive retirement plan ("SERP") was amended to freeze benefits effective on January 1, 2004. As a result, the Company recorded a curtailment charge of $0.3 million for the year ended December 31, 2003. This amount is included in selling, general and administrative expenses in the consolidated statement of operations. In place of the SERP, the Company will accrue an amount equal to between 3% and 6% of the participants eligible salary plus an investment return equal to the Moody's AA Corporate Bond note. The accrued percentage is based on each executive's age and years of service.

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

     Penton's SERP was revalued at August 31, 2002 as a result of the elimination of four plan participants. Pursuant to this revised valuation, the Company recorded a curtailment charge of $0.1 million and an immaterial settlement charge in the third quarter of 2002. The SERP plan is an unfunded, non-qualified plan and hence has no plan assets.

                               PENTON MEDIA, INC.

     The following table sets forth the funded status of the plan and amounts recognized in the consolidated balance sheets (in thousands):

                                                            RETIREMENT PLAN         SERP
                                                          -------------------   -------------
                                                            2003       2002     2003    2002
                                                          --------   --------   -----   -----
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation, January 1.........................  $ 40,098   $ 42,199   $ 771   $ 801
     Service cost.......................................     1,870      2,268      73      82
     Interest cost......................................     2,640      2,911      52      63
     Benefits paid......................................    (2,733)    (8,786)     --    (244)
     Actuarial loss.....................................     4,480      2,474      44     194
     Plan amendments....................................        --        149      --     (34)
     Curtailments.......................................    (2,709)    (1,117)    (71)    (91)
                                                          --------   --------   -----   -----
  Benefit obligation, December 31.......................  $ 43,646   $ 40,098   $ 869   $ 771
                                                          ========   ========   =====   =====
CHANGE IN PLAN ASSETS:
  Fair value of plan assets, January 1..................  $ 29,178   $ 43,960   $  --   $  --
     Actual return on plan assets.......................     7,545     (5,996)     --      --
     Contribution.......................................        --         --      --     244
     Benefits paid......................................    (2,733)    (8,786)     --    (244)
                                                          --------   --------   -----   -----
  Fair value of plan assets, December 31................  $ 33,990   $ 29,178   $  --   $  --
                                                          ========   ========   =====   =====
FUNDED STATUS OF THE PLAN:
  Projected benefit obligation in excess of the fair
     value of assets, December 31.......................  $ (9,656)  $(10,921)  $(869)  $(771)
  Unrecognized actuarial gain...........................    (2,927)    (3,414)     22      49
  Unrecognized prior service cost.......................        --        573             338
                                                          --------   --------   -----   -----
  Net deferred pension credits..........................  $(12,583)  $(13,762)  $(847)  $(384)
                                                          ========   ========   =====   =====
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:
  Accrued benefit cost..................................  $(12,583)  $(13,762)  $(847)  $(384)
  Additional minimum liability..........................        --         --     (22)   (254)
  Intangible assets.....................................        --         --      --     254
  Accumulated other comprehensive income................        --         --      22      --
                                                          --------   --------   -----   -----
  Net amount recognized, December 31....................  $(12,583)  $(13,762)  $(847)  $(384)
                                                          ========   ========   =====   =====
MEASUREMENT DATE IS DECEMBER 31:
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
  Discount rates:
     Pre-retirement.....................................      6.00%      6.75%   6.00%   6.75%
     Post-retirement....................................      5.00%      5.75%   5.00%   5.75%
  Expected return on plan assets........................      9.00%      9.00%    n/a     n/a
  Weighted-average salary increase rate.................      4.00%      4.00%   4.00%   4.00%

                               PENTON MEDIA, INC.

     The following table summarizes the components of our defined benefit pension expense for the years ended December 31, 2003, 2002, and 2001 (in thousands, except for percentages):

                                                   RETIREMENT PLAN
                                        -------------------------------------
                                           2003           2002         2001
                                        ----------     ----------     -------
NET PERIODIC COST (BENEFIT):
  Service cost.......................   $    1,870     $    2,268     $ 2,213
  Interest cost......................        2,640          2,911       2,966
  Expected return on assets..........       (3,002)        (3,452)     (3,515)
  Amortization of:
     Prior service cost..............           69             95         101
     Actuarial gain..................         (550)        (1,133)     (1,421)
                                        ----------     ----------     -------
Net pension expense before
  curtailment and settlement gains...        1,027            689         344
                                        ----------     ----------     -------
  Curtailment gain...................       (2,206)          (946)       (446)
  Settlement gain....................           --         (1,121)         --
                                        ----------     ----------     -------
     Total net periodic pension cost
       (benefit).....................   $   (1,179)    $   (1,378)    $  (102)
                                        ==========     ==========     =======
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC PENSION COST FOR
  THE YEARS ENDED DECEMBER 31:
  Discount rates:
     Pre-retirement..................   6.75%/6.00%**  7.25%/6.75%*      7.50%
     Post-retirement.................   5.75%/5.00%**  6.25%/5.75%*      6.50%
  Expected return on plan assets.....         9.00%          9.00%       9.00%
  Weighted-average salary increase
     rate............................         4.00%          4.00%       5.00%

---------------

 * Pursuant to the revised valuation, as discussed above, a discount rate of 7.25% and 6.25% was used from January 1, 2002 to August 31, 2002 (the valuation date), and a rate of 6.75% and 5.75% was used for the remainder of the year.

** A discount rate of 6.75% and 5.75% was used from January 1, 2003 to November
   15, 2003, and a rate of 6.00% and 5.00% was used for the remainder of the year.

                               PENTON MEDIA, INC.

     The following table summarizes the components of SERP pension expense for the years ended December 31, 2003, 2002, and 2001 (in thousands, except for percentages):

                                                          SERP
                                           ----------------------------------
                                              2003           2002        2001
                                           ----------     ----------     ----
NET PERIODIC COST:
  Service cost..........................   $       73     $       82     $ 68
  Interest cost.........................           52             63       56
  Amortization of prior service cost....           26             37       42
                                           ----------     ----------     ----
Net pension expense.....................          151            182      166
                                           ----------     ----------     ----
  Curtailment loss......................          312            110       --
  Settlement loss.......................           --             17       --
                                           ----------     ----------     ----
     Total net periodic pension cost....   $      463     $      309     $166
                                           ==========     ==========     ====
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC PENSION COST FOR
  THE YEARS ENDED DECEMBER 31:
  Discount rates:
     Pre-retirement.....................   6.75%/6.00%**  7.25%/6.75%*   7.50%
     Post-retirement....................   5.75%/5.00%**  6.25%/5.75%*   6.50%
  Expected return on plan assets........          n/a            n/a      n/a
  Weighted-average salary increase
     rate...............................         4.00%          4.00%    5.00%

---------------

 * Pursuant to the revised valuation, as discussed above, a discount rate of 7.25% and 6.25% was used from January 1, 2002 to August 31, 2002 (the valuation date), and a rate of 6.75% and 5.75% was used for the remainder of the year.

** A discount rate of 6.75% and 5.75% was used from January 1, 2003 to November
   15, 2003, and a rate of 6.00% and 5.00% was used for the remainder of the year.

                               PENTON MEDIA, INC.

                                            RETIREMENT PLAN         SERP
                                          -------------------   -------------
                                            2003       2002     2003    2002
                                          --------   --------   -----   -----
CHANGE IN ACCRUED COST:
  Accrued pension cost, January 1.......  $(13,762)  $(15,140)  $(384)  $(319)
  Cost recognized.......................    (1,027)      (689)   (151)   (182)
  Employer contributions................        --         --      --     244
  Adjustment settlements................        --      1,121      --     (17)
  Adjustment for curtailments...........     2,206        946    (312)   (110)
                                          --------   --------   -----   -----
  Accrued pension cost, December 31.....  $(12,583)  $(13,762)  $(847)  $(384)
                                          ========   ========   =====   =====
ADDITIONAL MINIMUM LIABILITY:
  Accumulated benefit obligation,
     December 31........................  $(43,646)  $(37,304)  $(869)  $(638)
  Fair value of assets..................    33,990     29,178      --      --
  Unfunded accumulated benefit
     obligation.........................     9,656      8,126     869     638
  Additional minimum liability..........        --         --      22     254
  Intangible asset......................        --         --      --    (254)
                                          --------   --------   -----   -----
  Reduction in stockholder deficit,
     December 31........................  $     --   $     --   $  22   $  --
                                          ========   ========   =====   =====

INVESTMENT POLICY:

     The investment committee of the Board of Directors has developed and implemented an investment policy to effectively manage the plan assets in the context of meeting the plan's obligations. The investment committee periodically reviews the overall plan performance, the risk level, asset allocation and the investment manager performance to evaluate the effectiveness of the program.

     The current asset allocation consists primarily of listed stocks and corporate bonds, and Investment Policy decisions and asset allocation strategies are further refined based on information, analysis and recommendations as provided by the investment manager. The following table indicates Penton's 2004 targeted asset allocation and breaks down its 2003 and 2002 asset allocation:

                                                                    PERCENTAGE OF
                                                                   PLAN ASSETS AT
                                                        TARGET       DECEMBER 31
                                                      ALLOCATION   ---------------
                                                         2004       2003     2002
                                                      ----------   ------   ------
ASSET CATEGORY
  Equity Securities.................................     70.0%      72.9%    61.9%
  Debt Securities...................................     29.0%      27.0%    37.3%
  Other.............................................      1.0%       0.1%     0.8%
                                                        -----      -----    -----
  Total.............................................    100.0%     100.0%   100.0%

     The expected long-term rate of return of 9% is based on the actual historical rates of return of published indices consistent with the plan's targeted asset allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

     The Company expects to contribute $1.5 million to its pension plan and an immaterial amount to its SERP plan in 2004. These amounts are classified in other accrued expenses in the consolidated balance sheet.

                               PENTON MEDIA, INC.

     The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

                                                         RETIREMENT PLAN   SERP
                                                         ---------------   ----
ESTIMATED FUTURE PAYMENTS:
2004...................................................      $ 1,416       $  7
2005...................................................      $ 1,836       $  7
2006...................................................      $ 2,075       $ 12
2007...................................................      $ 2,131       $ 56
2008...................................................      $ 3,553       $ 61
2009-2013..............................................      $17,775       $633

401(K) PLAN

     The Penton Media, Inc. Retirement Savings Plan (the "401(k) Plan") covers substantially all domestic employees of the Company. The 401(k) Plan permits participants to defer up to a maximum of 25% of their compensation. Prior to January 1, 2002, Penton matched 50% of the employee's contributions up to a maximum of 6% of the employee's eligible annual compensation. The employee's contribution and any matching contribution vest immediately. Penton's contribution to the 401(k) Plan in 2001 was $2.2 million.

     As noted above, in November 2003, the Company's retirement plan was amended to freeze benefit accruals effective January 1, 2004. Beginning in 2004, the Company will provide benefits by contributing to a new retirement account in the 401(k) Plan, which has been renamed the Penton Media, Inc. Retirement and Savings Plan ("RSP"). Thus, the RSP will include the new retirement account and the "old" 401(k) savings account. There are no changes to the 401(k) savings account as a result of this change. Beginning in 2004, the Company will make monthly contributions to each employee's retirement account equal to between 3% and 6% of the employee's annual salary, based on age and years of service. The Company's contributions become fully vested once the employee completes five years of service. The Company expects to make contributions to the RSP of approximately $1.8 million in 2004.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

LEASES

     Penton leases certain office space and equipment under non-cancelable operating leases. Some of the leases contain renewal options and/or rent escalations, which are charged to expense on a straightlined basis. Certain equipment leases include options to purchase during or at the end of the lease term. Following is a schedule of approximate annual future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2003 (in thousands):

YEARS ENDING
DECEMBER 31,
------------
2004........................................................   $ 7,865
2005........................................................     7,050
2006........................................................     5,269
2007........................................................     4,798
2008........................................................     4,613
Thereafter..................................................     8,483
                                                               -------
                                                               $38,078
                                                               =======

                               PENTON MEDIA, INC.

     The Company does not have any significant capital leases.

     For the years ended December 31, 2003, 2002 and 2001, the total rent expense (including taxes, insurance and maintenance when included in the rent) incurred by Penton was approximately $5.1 million, $6.7 million and $9.4 million, respectively. Rent expense classified as part of restructuring and other charges in the consolidated statement of operations were $3.3 million, $2.3 million and $0.3 million for the years ended 2003, 2002, and 2001, respectively.

LEGAL PROCEEDINGS

     In connection with the acquisition of Mecklermedia Corporation in 1998, a lawsuit was brought against the Company on December 1, 1998 by Ariff Alidina (the "Plaintiff"), a former stockholder of Mecklermedia Corporation, in the United States Federal District Court in the Southern District of New York for an unspecified amount, as well as other relief. The Plaintiff had claimed that the Company violated the federal securities laws by selling Mr. Meckler, a beneficial owner of approximately 26% of the shares of Mecklermedia, an 80.1% interest in Jupitermedia Corporation for what the Plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia Corporation than was paid to other stockholders of Mecklermedia Corporation. On May 16, 2001, the United States District Court for the Southern District of New York granted the Plaintiff's motion for certification of a class consisting of all former stockholders of Mecklermedia who tendered their shares in the tender offer. By letter dated November 3, 2003, plaintiffs' counsel informed the Court that a settlement had been reached in this case and that a request for preliminary approval of the settlement will be submitted to the Court once the settlement papers are finalized. The parties will soon submit papers to the Court and seek its preliminary approval of the settlement. If approved, the class settlement fund will consist entirely of insurance proceeds.

     As part of the settlement, the Company wrote off $0.8 million in legal fees, which are not expected to be reimbursed from the insurance carrier. This amount was classified with restructuring and other expenses in the consolidated statement of operations.

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

CURRENT LIQUIDITY

     The Company believe that its existing sources of liquidity, along with revenues expected to be generated from operations, will be sufficient to fund operations, anticipated capital expenditures, working capital, and other financing requirements through at least December 31, 2004. However, if the Company continues to incur operating losses and negative cash flows in the future, Penton may need to reduce further its operating costs or obtain alternate sources of financing, or both, to remain viable. The Company's ability to meet cash operating requirements depends upon its future performance, which is subject to general economic conditions and to financial, competitive, business, and other factors. The Company's ability to return to sustained profitability at acceptable levels will depend on a number of risk factors, many of which are largely beyond the Company's control. If the Company is unable to meet its debt obligations or fund its other liquidity needs, particularly if the revenue environment continues to deteriorate, Penton may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities. Such additional financing may not be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants issued, including the conversion price, dividend and liquidation adjustment provisions could result in substantial dilution to common stockholders. The redemption price premiums and board representation rights could negatively impact our ability to access the equity markets in the future.

                               PENTON MEDIA, INC.

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

     The following schedule sets forth the minimum liability under the agreement with R.R. Donnelley (in thousands):

                        YEARS ENDING
                        DECEMBER 31,
------------------------------------------------------------
     2004...................................................     $ 7,508
     2005...................................................       7,179
     2006...................................................       6,835
                                                                 -------
                                                                 $21,522
                                                                 =======

     In December 2003, the Company amended its printing contract with R.R. Donnelley to give the printer the exclusive right to print and produce four additional magazines beginning after January 1, 2004. In addition, the amendment rolls the printing and production of three other magazines under a separate agreement with R.R. Donnelley, which expires on March 31, 2005, into the 1999 agreement after its expiration date. The additional seven titles will count toward the minimum liability effective November 30, 2003. In consideration for the above amendment, R.R. Donnelley waived minimum liability shortfalls of approximately $0.3 million. With the additional magazines, Penton expects to meet the minimum amounts through the term of the agreement.

     In December 2003, the Company entered into an agreement effective January 1, 2004, with a former employee to provide trade show and conference services to selected Penton events. Under the agreement, the former employee will receive guaranteed minimum payments of $0.4 million and $0.7 million in 2004 and 2005, respectively.

     The Company entered into a two-year agreement with Sprint in July 2002. The agreement provides for annual minimum usage levels by Penton of approximately $0.8 million each year.

NOTE 13 -- COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

     In June 2003, the Company was notified by the New York Stock Exchange ("NYSE") that it would begin delisting procedures of the Company's common stock. The NYSE reached its decision because Penton had been unable to comply with the NYSE's continued listing criteria, which include minimum levels for stock price, market capitalization and stockholders' equity. The NYSE took this action at this time because Penton was not expected to be able to increase its book equity to the minimum listing requirements within the required time frame. On June 17, 2003, Penton's stock began trading on the Over-the-Counter Bulletin Board under the symbol PTON.

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

                               PENTON MEDIA, INC.

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

     In April 2003, the Company offered to reimburse employees who had purchased Penton common stock through the Company's 401(k) plan between March 25, 2002 and March 25, 2003. Employees who signed a release were reimbursed the amount by which the price they paid for the common stock exceeded the closing price of the stock on the date they executed the release, or if the stock had been sold, the amount by which the price paid by the employee exceeded the sales price. Employees who did not sign the release by May 22, 2003 retain any rights they may have under the Federal securities laws. Over 80% of the employees who were offered the reimbursement accepted the terms of the release, representing a liability of approximately $0.6 million, which was deposited into each individual's 401(k) account in July 2003. This amount is included in restructuring charges and other charges in the consolidated statement of operations.

     At December 31, 2003, the Company had classified 4,191 shares, related to the potential rescissionary rights, outside of stockholders' deficit because the redemption of the stock is not within the control of the Company. All rescissionary rights expired on March 14, 2004.

STOCK OFFERINGS

     In May 2002, the stockholders approved an amendment to increase the number of authorized shares from 60.0 million to 155.0 million.

STOCKHOLDER RIGHTS AGREEMENT

     The Company had a Stockholder Rights Agreement (the "Rights Agreement") to protect stockholder rights in the event of a proposed takeover of the Company. Under the plan, the rights were initially traded together with the Company's common stock and were not exercisable. In July 2002, the Rights Agreement was amended by the Board of Directors to change the expiration date of the rights under the Rights Agreement to be effective at the close of business at Penton's 2003 annual meeting of stockholders, which took place on June 12, 2003. The rights were originally scheduled to expire on June 27, 2010.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan, which allowed employees the opportunity to purchase shares of Penton common stock at 85% of the lower of the market price at the beginning or end of each quarter. This plan was deemed to be non-compensatory. With the purchase of 65,711 shares in the first quarter of 2003, the maximum number of shares available under the plan of 750,000 shares was reached. In 2002 and 2001, 542,450 and 113,719 shares, respectively, were purchased by employees under the plan.

MANAGEMENT STOCK PURCHASE PLAN

     The Company has a Management Stock Purchase Plan ("MSPP") for designated officers and other key employees. Participants in the plan may elect to receive restricted stock units ("RSUs") in lieu of a designated portion of up to 100% of their annual incentive bonus. Each RSU represents the right to receive one share of Penton common stock. RSUs are granted at a 20% discount from fair market value on the date awarded. RSUs vest two years after the date of grant and are settled in shares of common stock after a period of deferral (of no less than two years) selected by the participant, or upon termination of employment. The

                               PENTON MEDIA, INC.

discount is recorded as compensation expense over the minimum vesting period. In 2003 an immaterial amount of expense was recorded. In 2002 and 2001, $0.1 million each year was recognized as expense. In February 2003, a total of 99,876 restricted stock units ("RSUs") were granted at $0.34 per share. At December 31, 2003, 2002 and 2001, 106,392, 56,079 and 35,626 RSUs were outstanding, respectively. During 2003, 2002 and 2001, 35,850, 17,472 and 361 shares of the Company's common stock were issued under this plan.

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

     At December 31, 2003 and 2002, the outstanding loan balance under the Executive Loan Program was approximately $9.5 million and $9.7 million, respectively. In 2003 and 2002, executive loans of $0.3 million and $1.1 million were repaid, respectively. The loan balance is classified in the stockholders' deficit section of the consolidated balance sheets as notes receivable officers.

     The Company's ability to collect amounts due from each executive is largely dependent on the fair market value of assets held by each executive, including Company stock. Factors such as the length of time before the loans are due; the value of the executives' assets, including Company stock; the continued employment of the executives by the Company; and other relevant factors, are considered in assessing the collectibility of these loans.

     During the second quarter of 2003, the Company determined that the executives would probably be unable to repay a significant portion of the outstanding balance due under their loans without a significant recovery in the Company's stock price. Consequently, the Company recorded a provision for loan impairment in the amount of $7.6 million, reflecting the amount by which the carrying value of each individual's loan exceeded the underlying estimated fair value of the assets available to repay the loan. The Company will recognize any recoveries of amounts reserved only upon payment of the loans. The notes are full recourse loans, and the Company intends to pursue collection of all amounts when due. In addition to the factors noted above, additional considerations in determining whether a reserve was necessary included the continued low price of the Company's stock, the delisting of the Company's stock from the NYSE in the second quarter, and the continued uncertainty of an economic recovery in the markets served by the Company. The Company continues to monitor the collectibility of the notes to determine if additional reserves are required.

EQUITY AND PERFORMANCE INCENTIVE PLAN

     There are 5,500,000 shares of common stock reserved for issuance under the 1998 Equity and Performance Incentive Plan.

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

                               PENTON MEDIA, INC.

2002, at which time 860,100 options, out of a total of 917,600 eligible options, had been cancelled. In February 2003, 334,850 New Options were granted at an exercise price of $0.37 per share. No compensation expense was recorded by the Company as a result of the Tender Offer Statement.

     In addition, in February 2003, 264,000 options were granted to certain executives and other eligible employees and 20,000 options were granted to Penton's Directors under the 1998 Director Stock Option Plan at an exercise price of $0.37 per share. As of December 31, 2003, a total of 1,911,280 options were outstanding. No compensation expense was recorded by the Company as a result of these grants. During 2003 and 2001, 30,249 and 52,164 options were exercised, respectively. No options were exercised in 2002.

     Options granted under the plan generally vest equally over three years from the date of grant. However, most options granted are not exercisable until the third anniversary. All options granted pursuant to the plan will expire no later than 10 years from the date the option was granted.

     The following table presents a summary of Penton's stock option activity and related information for the years ended 2001, 2002 and 2003 (in thousands, except per share amounts):

                                              NUMBER OF OPTIONS
                                            ---------------------   WEIGHTED-AVERAGE
                                            EMPLOYEES   DIRECTORS    EXERCISE PRICE
                                            ---------   ---------   ----------------
Balance, December 31, 2000................    1,373         91           $19.80
                                             ------        ---
Granted...................................    1,565         52           $12.83
Exercised.................................      (51)        --           $16.94
Canceled..................................     (101)        --           $20.92
                                             ------        ---
Balance, December 31, 2001................    2,786        143           $15.98
                                             ------        ---
Granted...................................       --         --           $   --
Exercised.................................       --         --           $   --
Canceled..................................   (1,332)        --           $19.42
                                             ------        ---
Balance, December 31, 2002................    1,454        143           $13.05
                                             ------        ---
Granted...................................      599         20           $ 0.37
Exercised.................................      (30)        --           $ 0.37
Canceled..................................     (275)        --           $11.54
                                             ------        ---
Balance, December 31, 2003................    1,748        163           $ 9.36
                                             ======        ===

     The following table summarizes information about stock options outstanding at December 31, 2003 (in thousands, except number of years and per share amounts):

                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
----------------------------------------------------   --------------------------
                             WEIGHTED-
                              AVERAGE      WEIGHTED-      OPTIONS       WEIGHTED-
                  NUMBER     REMAINING      AVERAGE    EXERCISABLE AT    AVERAGE
RANGE OF            OF      CONTRACTUAL    EXERCISE     DECEMBER 31,    EXERCISE
EXERCISE PRICES   OPTIONS       LIFE         PRICE          2003          PRICE
---------------   -------   ------------   ---------   --------------   ---------
$27.75-28.38  .       36     6.6 years      $28.10            36         $28.10
$16.23-24.25  .      581     5.5 years      $20.23           436         $18.90
$6.89-6.89    .      716     7.9 years      $ 6.89            --         $ 6.89
$0.37-0.37    .      578     7.8 years      $ 0.37           203         $ 0.37
                   -----                                     ---
$0.37-28.38   .    1,911     7.1 years      $ 9.36           675         $13.83
                   =====                                     ===

                               PENTON MEDIA, INC.

  Deferred Shares

     In February 2003, 391,360 deferred shares were granted to certain executives. At December 31, 2003, 400,056, deferred shares were outstanding. Of the shares outstanding at December 31, 2003, 391,360 shares vest one-fourth on each three-month anniversary following the date of grant, and 8,696 shares vest at the rate of 20% per year over a five-year period from date of grant. During 2003, 372,916 deferred shares were issued for Penton common stock under this plan, of which, 89,214 deferred shares were returned to the Company by executives to cover the taxes related to the issuance of these shares.

     Compensation expense is being recognized over the related vesting period based on the fair value of the shares at the date of grant. During 2003, 2002 and 2001, approximately $1.4 million, $4.3 million and $0.4 million, respectively, were charged to expense under this plan. The board of directors may authorize the payment of dividend equivalents on such shares on a current, deferred or contingent basis, either in cash or in additional shares of common stock. At December 31, 2003, no such authorization had been made.

  Performance Shares

     At December 31, 2003, 381,250 performance shares were outstanding. Performance shares are generally not issuable until earned. Compensation expense related to these shares is recorded over the performance period. For the years ended December 31, 2003 and 2002, an immaterial amount and $1.4 million, respectively, was credited to expense. These credits resulted from the decrease in the Company's stock price. For the year ended December 31, 2001, approximately $0.5 million was charged to expense for these shares.

     In February 2002, the Board of Directors approved a grant of 495,000 performance shares to certain key executives, subject to the attainment of certain performance goals over a three-year period from January 1, 2002 through December 31, 2004. Each grantee is eligible to receive between 50% and 150% of the granted shares. In 2002, the vesting of 50,000 shares under this grant was accelerated to immediate vesting for one executive and issued as common stock, and 75,000 shares were forfeited by another executive.

     In February 2001, the Board of Directors approved a grant of 101,485 performance shares to certain key executives, subject to the attainment of certain performance goals over a three-year period from January 1, 2001 through December 31, 2003. Each grantee is eligible to receive between 50% and 150% of the granted shares. At December 31, 2003, none of these shared had been earned.

     In October 2000, the Board of Directors approved a grant of 15,000 performance shares to a key executive, subject to the attainment of certain performance goals over a three-year period from January 1, 2001 through December 31, 2003. The grantee is eligible to receive between 17% and 150% of the granted shares. At December 31, 2003, 11,250 of these shared had been earned.

     In February 2000, the Board of Directors approved a grant of 136,054 performance shares to certain key executives, subject to the attainment of certain performance goals over a three-year period from January 1, 2000 through December 31, 2002. For 99,000 of the shares, each grantee was eligible to receive between 50% and 150% of the granted shares. As of December 31, 2002, 30,516 performance shares had been earned. These shares were issued in 2003.

PERFORMANCE UNITS

     In the second quarter of 2003, the Company granted 490,155 performance units to certain key executives. Subject to the attainment of certain performance goals over a three-year period from January 1, 2003 through December 31, 2005, each grantee can earn a cash award in respect to each performance unit. For 2003, approximately $0.2 million was recognized as expense related to these performance units.

                               PENTON MEDIA, INC.

TREASURY STOCK

     In 2003, 19,050 shares of treasury stock were issued to employees in the management stock purchase plan. In addition, 89,214 shares were returned to the Company by executives to cover taxes for deferred shares issued during the year.

     In 2002, three executives returned a total of 115,712 shares or $0.3 million, to the Company to pay down a portion of the executive loan balance and to cover taxes for shares issued under the Performance Share Agreement.

     Treasury stock is carried at cost and is recorded as a net decrease in capital in excess of par value.

NOTE 14 -- EARNINGS PER SHARE

     Earnings per share have been computed pursuant to the provisions of SFAS No. 128, "Earnings Per Share." Computations of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands, except per share data):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2003       2002        2001
                                                     --------   ---------   ---------
Net loss...........................................  $(87,849)  $(286,324)  $(104,107)
Amortization of deemed dividend and accretion of
  preferred stock..................................    (8,886)    (46,174)         --
                                                     --------   ---------   ---------
Net loss applicable to common stockholders.........  $(96,735)  $(332,498)  $(104,107)
                                                     ========   =========   =========
Number of shares -- basic and diluted:
Weighted-average shares outstanding................    33,299      32,374      31,917
                                                     ========   =========   =========
Per share:
Loss applicable to common stockholders -- basic and
  diluted..........................................  $  (2.91)  $  (10.27)  $   (3.26)

     Our preferred stock and RSUs are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the preferred stock and the RSUs as if the preferred stock and the RSUs had been converted into common stock. EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share" requires that the participating securities be included in the computation of basic earnings per share if the effect of inclusion is dilutive. Vested RSUs and deferred shares are always included in the computation of basic earnings per share as they are considered equivalent to common stock. For participating securities, the Company's accounting policy requires the use of the two-class method to determine whether the inclusion of such securities is dilutive. To the extent not included in basic earnings per share, the redeemable preferred stock and the non-vested RSUs are considered in the diluted earnings per share calculation under the "if-converted" method and "treasury stock" method, respectively. At December 31, 2003 and 2002, redeemable preferred stock and non-vested RSUs were excluded from the calculation of basic earnings per share as the results were anti-dilutive.

     Due to the net loss applicable to common stockholders in 2003, 1,911,280 stock options, 381,250 performance shares, 400,056 deferred shares, 100,696 non-vested RSUs, and 1,600,000 warrants were excluded from the calculation of diluted earnings per share as the result would have been anti-dilutive. Due to the net loss applicable to common stockholders in 2002, 1,597,355 stock options, 603,003 performance shares, 263,427 deferred shares, 47,677 non-vested RSUs and 1,600,000 warrants were excluded from the calculation of diluted earnings per share as the result would have been anti-dilutive. Due to the net loss applicable to common stockholders in 2001, 2,928,355 stock options, 272,539 performance shares, 397,749 deferred shares

                               PENTON MEDIA, INC.

and 56,968 non-vested RSUs were excluded from the calculation of diluted earnings per share as the result would have been anti-dilutive.

NOTE 15 -- COMPREHENSIVE LOSS

     Comprehensive loss, which is displayed in the consolidated statements of stockholders' deficit, represents net loss plus the results of certain stockholder equity changes not reflected in the consolidated statements of operations.

     The after-tax components of other comprehensive loss for the year ended December 31, 2003, 2002 and 2001, respectively, are as follows (in thousands):

                                                       2003       2002        2001
                                                     --------   ---------   ---------
Net loss...........................................  $(87,849)  $(286,324)  $(104,107)
Change in unrealized loss on securities reported at
  fair value, net of taxes of $2.9 million in
  2001.............................................        --          --      (7,202)
Minimum pension liability adjustment, net of
  taxes............................................       (22)         --          --
Reclassification adjustment for gain on sale of
  securities, net of taxes of $0.3 million in
  2002.............................................        --        (808)         --
Reclassification adjustment for cash flow hedges,
  net of taxes of $0.6 million in 2002 and 2001,
  respectively.....................................        --       1,439      (1,439)
Foreign currency translation adjustments...........       818        (674)     (1,560)
                                                     --------   ---------   ---------
Comprehensive loss.................................  $(87,053)  $(286,367)  $(114,308)
                                                     ========   =========   =========

     Accumulated other comprehensive loss as of December 31, 2003 and 2002 are as follows (in thousands):

                                                               2003      2002
                                                              -------   -------
Foreign currency translations...............................  $(2,159)  $(2,977)
Minimum pension liability...................................      (22)       --
                                                              -------   -------
Accumulated other comprehensive loss........................  $(2,181)  $(2,977)
                                                              =======   =======

NOTE 16 -- BUSINESS RESTRUCTURING CHARGES

     In 2001, 2002 and 2003, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, the consolidation and closure of over 30 facilities, and the cancellation of various contracts. The costs associated with restructuring activities are included in restructuring and other charges in the accompanying consolidated statements of operations.

     For facilities that the Company no longer occupies, management makes assumptions, including the number of years a property will be subleased, square footage, market trends, property location and the price per square foot based on discussions with realtors and/or parties that have shown interest in the space. The Company is actively attempting to sublease all vacant premises.

     Personnel costs include payments for severance, benefits and outplacement services.

2001 RESTRUCTURING PLAN

     During 2001, as part of a broad cost reduction initiative, the Company announced certain expense reduction initiatives, including a reduction in workforce, which reduced headcount by approximately 400 employees, the closure of more than 20 offices worldwide and other exit costs primarily related to the write-off

                               PENTON MEDIA, INC.

of computerized software development costs. Adjustments to other exit costs of approximately $1.0 million in 2001 and $0.4 million in 2002 primarily relate to the reversal of certain restructuring initiatives that did not require the level of spending that had originally been estimated.

     Activity and liability balances related to the 2001 restructuring plan are as follows (in thousands):

                                         SEVERANCE AND
                                             OTHER          FACILITY        OTHER
                                        PERSONNEL COSTS   CLOSING COSTS   EXIT COSTS    TOTAL
                                        ---------------   -------------   ----------   -------
Charged to costs and expenses.........      $ 6,774          $ 8,669       $ 4,364     $19,807
Adjustments...........................          (23)              --          (994)     (1,017)
Cash payments.........................       (4,468)            (267)       (2,423)     (7,158)
                                            -------          -------       -------     -------
Restructuring balance, December 31,
  2001................................        2,283            8,402           947      11,632
Adjustments...........................         (135)            (459)         (422)     (1,016)
Cash payments.........................       (2,129)          (1,590)         (250)     (3,969)
                                            -------          -------       -------     -------
Restructuring balance, December 31,
  2002................................           19            6,353           275       6,647
Adjustments...........................           (8)             598            82         672
Cash payments.........................          (11)          (1,304)         (357)     (1,672)
                                            -------          -------       -------     -------
Restructuring balance, December 31,
  2003................................      $    --          $ 5,647       $    --     $ 5,647
                                            =======          =======       =======     =======

     The Company completed the workforce and other exit cost actions in 2003. The Company expects to pay the obligations for the non-cancelable leases over their respective lease terms, which expire at various dates through 2013.

2002 RESTRUCTURING PLAN

     In 2002, the Company announced a number of expense reduction and restructuring initiatives intended to further improve its operating cost structure. The actions include costs of $5.1 million related to the closure of nine additional offices worldwide. These amounts were offset in part by approximately $1.7 million related to our New York, NY and Burlingame, CA offices that we were able to sublease in 2002. In addition, the Company reduced the workforce by approximately 316 employees and recorded a liability for other contractual obligations related primarily to the cancellation of trade show venues, hotel contracts and service agreements occurred. Adjustments of $1.7 million primarily relate to escalation provisions, which had not been taken into consideration when the original 2002 liability was recorded. Activity and liability balances related to the 2002 restructuring plan are as follows (in thousands):

                                         SEVERANCE AND
                                             OTHER          FACILITY        OTHER
                                        PERSONNEL COSTS   CLOSING COSTS   EXIT COSTS    TOTAL
                                        ---------------   -------------   ----------   -------
Charged to costs and expenses.........      $10,344          $ 3,421        $1,648     $15,413
Adjustments...........................          200            1,705            59       1,964
Cash payments.........................       (5,440)            (693)         (967)     (7,100)
                                            -------          -------        ------     -------
Restructuring balance, December 31,
  2002................................        5,104            4,433           740      10,277
Adjustments...........................          (45)            (604)          (92)       (741)
Cash payments.........................       (4,928)          (1,469)         (375)     (6,772)
                                            -------          -------        ------     -------
Restructuring balance, December 31,
  2003................................      $   131          $ 2,360        $  273     $ 2,764
                                            =======          =======        ======     =======

                               PENTON MEDIA, INC.

     Of the 316 positions eliminated, 304 employees left the Company in 2002, and the remainder left in early 2003. The balance of severance costs relate to an executive who will be paid through 2007. Other exit costs are expected to be paid in the second half of 2004, and obligations for the non-cancelable leases will be paid over their respective lease terms, which expire at various dates through 2010.

     In 2002, restructuring charges of $1.0 million were classified as part of discontinued operations.

2003 RESTRUCTURING PLAN

     In order to meet continued revenue challenges in 2003, the Company implemented a number of additional expense reduction and restructuring activities. The Company recorded restructuring charges of $4.7 million in 2003. The following sets forth additional detail concerning the principal components of the charge:

        - Personnel costs of $2.5 million are associated with the elimination of 85 positions, of which 79 position eliminations and payments of $1.1 million were completed by year end 2003. Approximately 91% of the positions eliminated or to be eliminated are in the United States, with most of the remaining positions in the United Kingdom.

        - Office closure costs of $3.8 million relate primarily to the closure of one floor at the Company's corporate headquarters and the partial closure of one additional facility. This charge was offset by $2.3 million of estimated sublease income related to these facilities.

        - The charge for other exit costs of $0.7 million relates primarily to equipment lease payments at closed office facilities, cancellation of certain contracts and broker commissions.

     Activity and liability balances related to the 2003 restructuring plan are as follows (in thousands):

                                         SEVERANCE AND
                                             OTHER          FACILITY        OTHER
                                        PERSONNEL COSTS   CLOSING COSTS   EXIT COSTS    TOTAL
                                        ---------------   -------------   ----------   -------
Charged to costs and expenses.........      $ 2,548          $1,505         $ 661      $ 4,714
Adjustments...........................           35             (11)           --           24
Cash payments.........................       (1,105)           (500)         (233)      (1,838)
                                            -------          ------         -----      -------
Restructuring balance, December 31,
  2003................................      $ 1,478          $  994         $ 428      $ 2,900
                                            =======          ======         =====      =======

ESTIMATED FUTURE PAYMENTS AND SUBLEASE INCOME

     At December 31, 2003, the Company had an accrued restructuring balance of $11.3 million. We expect to make cash payments in 2004 of approximately $3.7 million, composed of $1.4 million for employee separation costs, $1.7 million for lease obligations and $0.6 million for other contractual obligations. The balance of severance and other exit costs will be paid through 2007, and the balance of facility costs, primarily long-term leases, is expected to be paid through the end of the respective lease terms, which extend through 2013.

     As part of the Company's restructuring plan, management attempts to sublease facilities that the Company no longer uses. Following is a schedule of approximate future minimum lease payments to be received for each of the five succeeding years as of December 31, 2003.

                               PENTON MEDIA, INC.

YEARS ENDING
DECEMBER 31,
------------
2004........................................................   $  787
2005........................................................      689
2006........................................................      522
2007........................................................      522
2008........................................................      518
Thereafter..................................................      365
                                                               ------
                                                               $3,403
                                                               ======

     Restructuring charges, net of adjustments, by segment for the year ended December 31, 2003, are as follows:

                                                                   2003
                                                               CHARGES, NET
                                                               ------------
Industry....................................................      $1,467
Technology..................................................       2,184
Lifestyle...................................................         258
Retail......................................................         640
Corporate...................................................         120
                                                                  ------
Total.......................................................      $4,669
                                                                  ======

NOTE 17 -- RELATED PARTY TRANSACTIONS

     The Company has an Executive Loan Program, which allowed Penton to issue shares of Company common stock at fair market value to six key executives, in exchange for full recourse notes. At December 31, 2003 and 2002, the outstanding loan balance under the Executive Loan Program was approximately $9.5 million and $9.7 million, respectively. In 2003 and 2002, executive loans of $0.3 million and $1.1 million were repaid, respectively. The loan balance is classified in the stockholders' deficit section of the consolidated balance sheets as notes receivable officers. See Note 13 -- Common Stock and Common Stock Award Programs.

     In December 2003, the Company entered into an agreement with a former employee to provide trade show and conference services to selected Penton events in 2004 and 2005. Under the agreement, the former employee will receive guaranteed minimum payments of $0.4 million and $0.7 million in 2004 and 2005, respectively. In addition, Penton will provide, for an immaterial charge to the former employee, office space and related office services, including utilities, computer and office equipment, telephone service, janitorial services and other typical office services.

     In January 2003, the Company sold its PTS group assets to Cygnus Expositions, a division of Cygnus Business Media, Inc., a Delaware corporation, for $3.2 million. Cygnus Business Media, Inc. is owned by ABRY Mezzanine Partners L.P., which holds a significant portion of our preferred stock and has two members on the Company's Board of Directors.

     At December 31, 2003 and 2002, Neue Medien Ulm Holdings GmbH ("Neue Medien") owed PM Germany, a consolidated subsidiary, $0.5 million and $2.1 million, respectively. These amounts are classified on the consolidated balance sheets as notes receivable. Neue Median and Penton jointly own PM Germany. The notes are due on demand and bear interest at the German Federal rate plus 3%, or 4.22% at December 31, 2003.

                               PENTON MEDIA, INC.

     On August 1, 2002, the Company issued 527,951 shares of common stock to R. Douglas Greene, a director of the Company, as part of the final contingent payment required for the acquisition of New Hope Communications, Inc. in 1999. Contingent payments earned are recorded as additional goodwill, pursuant to the provisions of EITF 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination."

NOTE 18 -- SEGMENT INFORMATION

     We view and manage our business along four segments: Industry, Technology, Lifestyle and Retail, and we group our industry portfolios within each segment. A senior manager is in charge of each segment, and these senior managers report directly to the Chief Executive Officer.

     Our four segments derive their revenues from publications, trade shows and conferences, and online media products serving customers in 12 distinct industries. See Note 1 -- Description of Business. The accounting policies of the operating segments are the same as those described in Note 2 -- Summary of Significant Accounting Policies.

     The executive management team evaluates performance of the segments based on revenues and adjusted segment EBITDA. As such, in the analysis that follows, we have used adjusted segment EBITDA, which we define as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, impairment of assets, restructuring charges, provision for loan impairment, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. Previously, certain general and administrative costs were allocated to segments. Adjusted segment EBITDA for 2002 and 2001 has been restated to conform to the current year presentation, which does not allocate these costs. Management believes that this is a more meaningful presentation. Assets are not allocated to segments and as such have not been presented.

     Summary information by segment for the years ended December 31, 2003, 2002 and 2001, adjusted for discontinued operations, are as follows (in thousands):

                                    INDUSTRY   TECHNOLOGY   LIFESTYLE   RETAIL     TOTAL
                                    --------   ----------   ---------   -------   --------
2003
  Revenues........................  $ 82,366    $ 67,492     $31,756    $24,646   $206,260
  Adjusted segment EBITDA.........  $ 15,180    $  7,744     $12,790    $ 5,608   $ 41,322
2002
  Revenues........................  $ 92,380    $ 90,267     $30,839    $21,620   $235,106
  Adjusted segment EBITDA.........  $ 15,903    $  2,785     $12,245    $ 3,768   $ 34,701
2001
  Revenues........................  $113,419    $195,159     $29,893    $20,400   $358,871
  Adjusted segment EBITDA.........  $ 19,572    $ 39,378     $11,546    $ 1,563   $ 72,059

                               PENTON MEDIA, INC.

     Segment revenues, all of which are realized from external customers, equal Penton's consolidated revenues. Following is a reconciliation of Penton's total adjusted segment EBITDA to consolidated net loss (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2003       2002        2001
                                                     --------   ---------   ---------
Total adjusted segment EBITDA......................  $ 41,322   $  34,701   $  72,059
Depreciation and amortization......................   (13,790)    (19,329)    (44,048)
Restructuring charge and other expenses............    (5,707)    (15,436)    (18,700)
Loss on sale of properties.........................        --        (888)         --
Provision for loan impairment......................    (7,600)         --          --
Asset writedowns and impairments...................   (45,797)   (223,424)    (59,794)
Non-cash compensation..............................    (1,373)     (2,979)       (652)
Interest expense...................................   (39,686)    (38,193)    (30,487)
Interest income....................................       523         768       1,862
Other, net.........................................      (724)      1,092      (2,015)
Corporate costs....................................   (15,808)    (20,198)    (30,487)
                                                     --------   ---------   ---------
Loss from continuing operations before income taxes
  and cumulative effect of accounting change.......   (88,640)   (283,886)   (112,262)
Benefit for income taxes...........................        53      40,514      16,318
Discontinued operations, net of taxes..............       738      (3,252)     (8,163)
Cumulative effect of accounting change, net of
  taxes............................................        --     (39,700)         --
                                                     --------   ---------   ---------
  Net loss.........................................  $(87,849)  $(286,324)  $(104,107)
                                                     ========   =========   =========

  ENTERPRISE-WIDE DISCLOSURES

     Revenues by product offering are as follows for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                                                         2003       2002       2001
                                                       --------   --------   --------
Publishing...........................................  $148,171   $165,686   $208,825
Trade shows and conferences..........................    44,209     56,707    137,931
Online media.........................................    13,880     12,713     12,115
                                                       --------   --------   --------
                                                       $206,260   $235,106   $358,871
                                                       ========   ========   ========

     Domestic revenues of our products and services comprised $186.1 million, $209.4 million and $311.6 million of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Foreign revenues totaled $20.2 million, $25.7 million and $47.3 million of our revenues for the years ended December 31, 2003, 2002 and 2001, respectively, of which $16.3 million, $19.2 million and $32.5 million, respectively, were from the United Kingdom. No single customer accounted for 10% or more of sales during 2003, 2002 and 2001.

     Property, plant and equipment at December 31, 2003, 2002 and 2001 included $1.5 million, $2.1 million and $2.7 million, respectively, identified with foreign operations with the remaining assets identified with domestic operations. Property, plant and equipment identified with the United Kingdom comprised $1.4 million, $1.6 million and $1.8 million, respectively, of these foreign assets.

                               PENTON MEDIA, INC.

NOTE 19 -- SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
           ACTIVITIES

     Portions of the following transactions do not provide or use cash and, accordingly, are not reflected in the consolidated statements of cash flows.

INVESTING ACTIVITIES

     In 2003, the Company issued 35,850 shares under the MSPP plan; 372,916 deferred shares; 30,516 performance shares; and 30,249 shares under our stock option plan. The Company also recorded amortization of deemed dividends and accretion on preferred stock of $8.9 million.

     In 2002, the Company issued 527,951 shares for contingent consideration; 17,472 shares under the MSPP plan; 340,775 deferred shares; and 50,000 performance shares. In addition, three executives returned a total of 115,712 shares to the Company to pay down a portion of their executive loan balances and to cover taxes for shares issued under the performance share plan. The Company also recorded amortization of deemed dividend and accretion on preferred stock of $46.2 million.

     In December 2002, Penton sold PM Australia for approximately $0.1 million, of which $0.01 million was received in cash with the remainder payable in 12 equal monthly installments starting in July 2003.

     In 2001, the Company issued 361 shares under the MSPP plan; 6,780 deferred shares; and 52,164 shares under our stock option plan. In addition, Penton marked to market its investment in Jupitermedia Corporation stock by approximately $1.3 million and acquired Hillgate Communications Ltd. for approximately $4.1 million, of which $3.2 million was in the form of notes payable. The Company also assumed liabilities of approximately $9.9 million in connection with acquisitions completed in 2001.

NOTE 20 -- QUARTERLY RESULTS (UNAUDITED)

     Quarterly results of operations for the years ended December 31, 2003 and 2002 are shown below (in thousands, except per share amounts):

                                                      2003 QUARTERS
                                                  ----------------------                    TOTAL
                                      FIRST        SECOND        THIRD        FOURTH      FOR YEAR
                                     --------     --------     ---------     --------     ---------
Revenues...........................  $ 54,392     $ 50,466     $  54,119     $ 47,283     $ 206,260
Operating income (loss)............  $  4,760     $ (8,875)(a) $ (42,389)(b) $ (2,249)(c) $ (48,753)
Loss from continuing operations
  before cumulative effect of
  accounting change................  $ (5,969)    $(18,158)    $ (52,493)    $(11,967)    $ (88,587)
Discontinued operations............  $    866     $   (188)    $      99     $    (39)    $     738
Net loss...........................  $ (5,103)    $(18,346)    $ (52,394)    $(12,006)    $ (87,849)
Amortization of deemed dividend and
  accretion of preferred stock.....  $   (655)    $ (1,860)    $  (1,980)    $ (4,391)    $  (8,886)
Net loss applicable to common
  stockholders.....................  $ (5,758)    $(20,206)    $ (54,374)    $(16,397)    $ (96,735)
Earnings per share (basic and
  diluted):
  Net loss from continuing
    operations applicable to common
    stockholders...................  $  (0.20)    $  (0.60)    $   (1.63)    $  (0.49)    $   (2.93)
  Net loss applicable to common
    stockholders...................  $  (0.17)    $  (0.60)    $   (1.63)    $  (0.49)    $   (2.91)

                               PENTON MEDIA, INC.

                                                      2002 QUARTERS
                                                  ----------------------                  TOTAL FOR
                                      FIRST        SECOND        THIRD        FOURTH        YEAR
                                     --------     --------     ---------     --------     ---------
Revenues...........................  $ 61,128     $ 62,947     $  47,194     $ 63,837     $ 235,106
Operating income (loss)............  $    890     $ (9,417)(d) $(233,054)(e) $ (5,972)(f) $(247,553)
Income (loss) from continuing
  operations before cumulative
  effect of accounting change......  $ (3,826)    $(11,837)    $(242,462)    $ 14,753     $(243,372)
Discontinued operations............  $   (407)    $   (221)    $    (702)    $ (1,922)    $  (3,252)
Cumulative effect of accounting
  change...........................  $(39,700)(g) $     --     $      --     $     --     $ (39,700)
Net income (loss)..................  $(43,933)    $(12,058)    $(243,164)    $ 12,831     $(286,324)
Amortization of deemed dividend and
  accretion of preferred stock.....  $   (363)    $(44,498)(h) $    (652)    $   (661)    $ (46,174)
Net income (loss) applicable to
  common stockholders..............  $(44,296)    $(56,556)    $(243,816)    $ 12,170     $(332,498)
Earnings per share (basic and
  diluted):
  Net loss from continuing
    operations applicable to common
    stockholders...................  $  (0.13)    $  (1.76)    $   (7.47)    $  (0.43)    $   (8.94)
  Net income (loss) applicable to
    common stockholders............  $  (1.39)    $  (1.77)    $   (7.49)    $   0.37     $  (10.27)

     Earnings per share calculations for each of the quarters are based on the weighted-average number of shares outstanding for each quarter. The sum of the quarters may not necessarily be equal to the full-year earnings per share amount.
---------------

(a) Includes $1.9 million restructuring charge and $7.6 million provision for loan impairment.

(b) Includes $1.5 million restructuring charge and $45.8 million related to impairment of assets.

(c) Includes $2.4 million restructuring charge.

(d) Includes $7.7 million restructuring charge.

(e) Includes $3.3 million restructuring charge and $223.3 million related to impairment of assets.

(f) Includes $4.7 million restructuring charge and $0.9 million loss on sale of properties.

(g) Relates to the initial goodwill impairment test, which resulted in a non-cash charge of $39.7 million, to reduce the carrying value of goodwill for two of our seven identified reporting units.

(h) Relates to a one-time, non-cash charge of $44.5 million to remove the 10-year mandatory redemption date on the preferred stock.

NOTE 21 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     The following schedules set forth condensed consolidating balance sheets as of December 31, 2003 and 2002 and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended December 31, 2003, 2002 and 2001. In the following schedules, "Parent" refers to Penton Media, Inc., "Guarantor Subsidiaries" refers to Penton's wholly owned domestic subsidiaries and "Non-guarantor Subsidiaries" refers to Penton's foreign subsidiaries. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in our subsidiaries.

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF DECEMBER 31, 2003

                                                       GUARANTOR     NON-GUARANTOR                     PENTON
                                           PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------   ------------   -------------   ------------   ------------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.............  $  27,125    $     147       $  2,354       $      --      $  29,626
  Accounts receivable, net..............     19,418        4,850          5,298              --         29,566
  Income taxes receivable...............         93           51             11              --            155
  Notes receivable......................         --           --            571              --            571
  Inventories...........................        582          287              6              --            875
  Prepayments, deposits and other.......      2,845          379          1,674              --          4,898
                                          ---------    ---------       --------       ---------      ---------
                                             50,063        5,714          9,914              --         65,691
                                          ---------    ---------       --------       ---------      ---------
  Property, plant and equipment, net....     14,613        2,656          1,534              --         18,803
  Goodwill..............................    122,289       90,755          1,367              --        214,411
  Other intangibles, net................      5,053        5,639            191              --         10,883
  Other non-current assets..............      8,425          143            534              --          9,102
  Investment in subsidiaries(1).........   (177,677)          --             --         177,677             --
                                          ---------    ---------       --------       ---------      ---------
                                            (27,297)      99,193          3,626         177,677        253,199
                                          ---------    ---------       --------       ---------      ---------
                                          $  22,766    $ 104,907       $ 13,540       $ 177,677      $ 318,890
                                          =========    =========       ========       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Accounts payable and accrued
    expenses............................  $  17,308    $   6,506       $  1,702       $      --      $  25,516
  Accrued compensation and benefits.....      5,838        1,112            208              --          7,158
  Unearned income.......................     16,990        3,144          4,646              --         24,780
                                          ---------    ---------       --------       ---------      ---------
                                             40,136       10,762          6,556              --         57,454
                                          ---------    ---------       --------       ---------      ---------
Long-term liabilities and deferred
  credits:
  Senior secured notes, net of
    discount............................     80,027       76,888             --              --        156,915
  Senior subordinated notes, net of
    discount............................     87,566       84,132             --              --        171,698
  Net deferred pension credits..........     11,040           --             --              --         11,040
  Intercompany advances.................   (110,837)      71,196         32,736           6,905             --
  Other non-current liabilities.........      4,701        2,250          2,212              --          9,163
                                          ---------    ---------       --------       ---------      ---------
                                             72,497      234,466         34,948           6,905        348,816
                                          ---------    ---------       --------       ---------      ---------
Minority interest.......................         --           --          2,487              --          2,487
Mandatorily redeemable convertible
  preferred stock.......................     55,060           --             --              --         55,060
Redeemable common stock.................          2           --             --              --              2
Stockholders' equity (deficit):
  Common stock and capital in excess of
    par value...........................    226,598      209,653         16,614        (226,267)       226,598
  Retained earnings (deficit)...........   (367,449)    (349,976)       (44,904)        394,880       (367,449)
  Notes receivable from officers, less
    reserve of $7,600...................     (1,897)          --             --              --         (1,897)
  Accumulated other comprehensive
    loss................................     (2,181)           2         (2,161)          2,159         (2,181)
                                          ---------    ---------       --------       ---------      ---------
                                           (144,929)    (140,321)       (30,451)        170,772       (144,929)
                                          ---------    ---------       --------       ---------      ---------
                                          $  22,766    $ 104,907       $ 13,540       $ 177,677      $ 318,890
                                          =========    =========       ========       =========      =========

---------------

(1) Reflects investments in subsidiaries utilizing the equity method.

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF DECEMBER 31, 2002

                                                               GUARANTOR      NON-GUARANTOR                     PENTON
                                                 PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ---------   ---------------   -------------   ------------   ------------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents...................  $   5,165      $     460        $  1,146       $      --      $   6,771
  Restricted cash.............................        241             --             436              --            677
  Accounts receivable, net....................     21,120          8,784           4,938              --         34,842
  Income taxes receivable.....................     33,470         19,895             182              --         53,547
  Notes receivable............................         --             --           2,124              --          2,124
  Inventories.................................        757            262               6              --          1,025
  Prepayments, deposits and other.............      1,972            544           1,887              --          4,403
  Current assets of discontinued operations...      2,049             --              --              --          2,049
                                                ---------      ---------        --------       ---------      ---------
                                                   64,774         29,945          10,719              --        105,438
                                                ---------      ---------        --------       ---------      ---------
  Property, plant and equipment, net..........     18,717          3,116           2,084              --         23,917
  Goodwill....................................    122,651        124,891           4,430              --        251,972
  Other intangibles, net......................      6,124         13,339           3,673              --         23,136
  Other non-current assets....................      9,945            277              87              --         10,309
  Investment in subsidiaries(1)...............    (98,098)            --              --          98,098             --
                                                ---------      ---------        --------       ---------      ---------
                                                   59,339        141,623          10,274          98,098        309,334
                                                ---------      ---------        --------       ---------      ---------
                                                $ 124,113      $ 171,568        $ 20,993       $  98,098      $ 414,772
                                                =========      =========        ========       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Senior secured credit facility..............  $   4,500      $      --        $     --       $      --      $   4,500
  Accounts payable and accrued expenses.......     25,504          5,388           2,927              --         33,819
  Accrued compensation and benefits...........     10,713          1,031              91              --         11,835
  Unearned income.............................     13,619          5,296           4,111              --         23,026
  Current liabilities of discontinued
    operations................................      1,050             --              --              --          1,050
                                                ---------      ---------        --------       ---------      ---------
                                                   55,386         11,715           7,129              --         74,230
                                                ---------      ---------        --------       ---------      ---------
Long-term liabilities and deferred credits:
  Senior secured notes, net of discount.......     79,966         76,831              --              --        156,797
  Senior subordinated notes, net of
    discount..................................     87,426         83,997              --              --        171,423
  Note payable................................         --             --             417              --            417
  Net deferred pension credits................     13,762             --              --              --         13,762
  Intercompany advances.......................   (102,694)        65,062          31,545           6,087             --
  Other non-current liabilities...............      5,176          2,934           2,155              --         10,265
                                                ---------      ---------        --------       ---------      ---------
                                                   83,636        228,824          34,117           6,087        352,664
                                                ---------      ---------        --------       ---------      ---------
Minority interest.............................         --             --           2,787              --          2,787
Mandatorily redeemable convertible preferred
  stock.......................................     46,174             --              --              --         46,174
Redeemable common stock.......................      1,118             --              --              --          1,118
Stockholders' equity (deficit):
  Common stock and capital in excess of par
    value.....................................    230,096        209,653          16,614        (226,267)       230,096
  Retained earnings (deficit).................   (279,600)      (278,624)        (36,677)        315,301       (279,600)
  Notes receivable from officers..............     (9,720)            --              --              --         (9,720)
  Accumulated other comprehensive loss........     (2,977)            --          (2,977)          2,977         (2,977)
                                                ---------      ---------        --------       ---------      ---------
                                                  (62,201)       (68,971)        (23,040)         92,011        (62,201)
                                                ---------      ---------        --------       ---------      ---------
                                                $ 124,113      $ 171,568        $ 20,993       $  98,098      $ 414,772
                                                =========      =========        ========       =========      =========

---------------

(1) Reflects investments in subsidiaries utilizing the equity method.

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                    PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------   ------------   -------------   ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
REVENUES.........................  $ 140,666     $ 44,037        $21,557        $    --        $206,260
                                   ---------     --------        -------        -------        --------
OPERATING EXPENSES:
  Editorial, production and
     circulation.................     63,130       21,088          8,399             --          92,617
  Selling, general and
     administrative..............     46,274       30,383         12,845             --          89,502
  Restructuring and other
     charges.....................      3,298        1,695            714             --           5,707
  Provision for loan
     impairment..................      7,600           --             --             --           7,600
  Impairment of assets...........        363       39,550          5,884             --          45,797
  Depreciation and
     amortization................      8,615        3,517          1,658             --          13,790
                                   ---------     --------        -------        -------        --------
                                     129,280       96,233         29,500             --         255,013
                                   ---------     --------        -------        -------        --------
OPERATING INCOME (LOSS)..........     11,386      (52,196)        (7,943)            --         (48,753)
                                   ---------     --------        -------        -------        --------
OTHER INCOME (EXPENSE):
  Interest expense...............    (20,385)     (18,927)          (374)            --         (39,686)
  Interest income................        429           --             94             --             523
  Equity in losses of
     subsidiaries................    (79,579)          --             --         79,579              --
  Other, net.....................       (604)        (128)             8             --            (724)
                                   ---------     --------        -------        -------        --------
                                    (100,139)     (19,055)          (272)        79,579         (39,887)
                                   ---------     --------        -------        -------        --------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES............    (88,753)     (71,251)        (8,215)        79,579         (88,640)
Benefit (provision) for income
  taxes..........................         10         (110)           153             --              53
                                   ---------     --------        -------        -------        --------
LOSS FROM CONTINUING
  OPERATIONS.....................    (88,743)     (71,361)        (8,062)        79,579         (88,587)
Income (loss) from discontinued
  operations, net of taxes.......        894            9           (165)            --             738
                                   ---------     --------        -------        -------        --------
NET LOSS.........................  $ (87,849)    $(71,352)       $(8,227)       $79,579        $(87,849)
                                   =========     ========        =======        =======        ========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                    PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------   ------------   -------------   ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
REVENUES.........................  $ 149,916    $  60,791       $ 24,399        $     --      $ 235,106
                                   ---------    ---------       --------        --------      ---------
OPERATING EXPENSES:
     Editorial, production and
       circulation...............     67,636       26,621          9,637              --        103,894
     Selling, general and
       administrative............     53,933       50,923         14,832              --        119,688
     Impairment of assets........        136      197,346         25,942              --        223,424
     Restructuring charges.......     11,100        2,882          1,454              --         15,436
     Loss on sale of
       properties................        114          774             --              --            888
     Depreciation and
       amortization..............      8,837        8,737          1,755              --         19,329
                                   ---------    ---------       --------        --------      ---------
                                     141,756      287,283         53,620              --        482,659
                                   ---------    ---------       --------        --------      ---------
OPERATING INCOME (LOSS)..........      8,160     (226,492)       (29,221)             --       (247,553)
                                   ---------    ---------       --------        --------      ---------
OTHER INCOME (EXPENSE):
     Interest expense............    (19,937)     (17,854)          (402)             --        (38,193)
     Interest income.............        752           10              6              --            768
     Gain on sale of
       investments...............         --        1,491             --              --          1,491
     Writedown of Internet
       investments...............        (25)          22            (38)             --            (41)
     Equity in losses of
       subsidiaries..............   (251,871)          --             --         251,871             --
     Gain on extinguishment of
       debt......................        277           --             --              --            277
     Other, net..................     (3,562)        (197)         3,124              --           (635)
                                   ---------    ---------       --------        --------      ---------
                                    (274,366)     (16,528)         2,690         251,871        (36,333)
                                   ---------    ---------       --------        --------      ---------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE.........................   (266,206)    (243,020)       (26,531)        251,871       (283,886)
Benefit for income taxes.........     22,278       17,882            354              --         40,514
                                   ---------    ---------       --------        --------      ---------
LOSS FROM CONTINUING OPERATIONS
  BEFORE AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE..............   (243,928)    (225,138)       (26,177)        251,871       (243,372)
                                   ---------    ---------       --------        --------      ---------
Loss from discontinued
  operations, net of taxes.......     (2,696)          --           (556)             --         (3,252)
                                   ---------    ---------       --------        --------      ---------
Cumulative effect of accounting
  change, net of taxes...........    (39,700)     (34,572)        (5,128)         39,700        (39,700)
                                   ---------    ---------       --------        --------      ---------
NET LOSS.........................  $(286,324)   $(259,710)      $(31,861)       $291,571      $(286,324)
                                   =========    =========       ========        ========      =========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                    PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------   ------------   -------------   ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
REVENUES.........................  $ 184,214     $130,454        $44,203        $    --       $ 358,871
                                   ---------     --------        -------        -------       ---------
OPERATING EXPENSES:
  Editorial, production and
     circulation.................     88,233       45,663         14,473             --         148,369
  Selling, general and
     administrative..............     90,343       57,521         21,718             --         169,582
  Impairment of assets...........      4,393       53,259          2,142             --          59,794
  Restructuring charges..........      6,007       10,169          2,524             --          18,700
  Depreciation and
     amortization................     14,469       26,899          2,680             --          44,048
                                   ---------     --------        -------        -------       ---------
                                     203,445      193,511         43,537             --         440,493
                                   ---------     --------        -------        -------       ---------
OPERATING INCOME (LOSS)..........    (19,231)     (63,057)           666             --         (81,622)
                                   ---------     --------        -------        -------       ---------
OTHER INCOME (EXPENSE):
  Interest expense, net of
     interest earned.............    (32,794)       4,530           (361)            --         (28,625)
  Equity in losses of
     subsidiaries................    (53,866)          --             --         53,866              --
  Other, net.....................     (1,285)          --           (730)            --          (2,015)
                                   ---------     --------        -------        -------       ---------
                                     (87,945)       4,530         (1,091)        53,866         (30,640)
                                   ---------     --------        -------        -------       ---------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES............   (107,176)     (58,527)          (425)        53,866        (112,262)
Benefit (provision) for income
  taxes..........................     10,306        6,976           (964)            --          16,318
                                   ---------     --------        -------        -------       ---------
LOSS FROM CONTINUING
  OPERATIONS.....................    (96,870)     (51,551)        (1,389)        53,866         (95,944)
Loss from discontinued
  operations, net of taxes.......     (7,237)          --           (926)            --          (8,163)
                                   ---------     --------        -------        -------       ---------
NET LOSS.........................  $(104,107)    $(51,551)       $(2,315)       $53,866       $(104,107)
                                   =========     ========        =======        =======       =========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                GUARANTOR     NON-GUARANTOR                           PENTON
                                    PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS         CONSOLIDATED
                                   ---------   ------------   -------------   ------------         ------------
                                                              (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES...........  $  27,425     $    543        $  (253)          $--              $  27,715
                                   ---------     --------        -------           --               ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures...........     (2,340)        (849)          (105)          --                  (3,294)
  Earnouts paid..................         --           (7)            --           --                      (7)
  Decrease in restricted cash....        241           --            436           --                     677
  Proceeds from sale of
     discontinued components.....      3,250           --             --           --                   3,250
                                   ---------     --------        -------           --               ---------
  Net cash provided by (used for)
     investing activities........      1,151         (856)           331           --                     626
                                   ---------     --------        -------           --               ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from note receivable,
     net.........................         --           --          1,553           --                   1,553
  Repayment of senior secured
     credit facility.............     (4,500)          --             --           --                  (4,500)
  Repayment of note payable......         --           --           (417)          --                    (417)
  Payment of financing costs.....     (2,045)          --             --           --                  (2,045)
  Employee stock purchase plan
     payments....................       (107)          --             (6)          --                    (113)
  Decrease in cash overdraft.....       (383)          --             --           --                    (383)
  Proceeds from repayment of
     officers loans..............        250           --             --           --                     250
                                   ---------     --------        -------           --               ---------
  Net cash provided by (used for)
     financing activities........     (6,785)          --          1,130           --                  (5,655)
                                   ---------     --------        -------           --               ---------
Effect of exchange rate changes
  on cash........................        169           --             --           --                     169
                                   ---------     --------        -------           --               ---------
  Net increase (decrease) in cash
     and cash equivalents........     21,960         (313)         1,208           --                  22,855
Cash and cash equivalents at
  beginning of period............      5,165          460          1,146           --                   6,771
                                   ---------     --------        -------           --               ---------
Cash and cash equivalents at end
  of period......................  $  27,125     $    147        $ 2,354           $--              $  29,626
                                   =========     ========        =======           ==               =========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                    GUARANTOR     NON-GUARANTOR                     PENTON
                                        PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       ---------   ------------   -------------   ------------   ------------
                                                               (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES...............  $  57,359     $(80,004)       $ 6,060          $ --        $ (16,585)
                                       ---------     --------        -------          ----        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............     (3,163)        (157)          (535)           --           (3,855)
  Acquisitions, including earnouts
     paid, net of cash acquired......       (687)         (48)        (4,792)           --           (5,527)
  Increase in restricted cash........       (241)          --           (436)           --             (677)
  Proceeds from sale of Jupitermedia
     Corporation stock...............         --        5,801             --            --            5,801
  Net proceeds from sale of
     properties......................        751          188             12            --              951
                                       ---------     --------        -------          ----        ---------
  Net cash provided by (used for)
     investing activities............     (3,340)       5,784         (5,751)           --           (3,307)
                                       ---------     --------        -------          ----        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
     mandatorily redeemable
     convertible preferred stock.....     46,123           --             --            --           46,123
  Proceeds from senior secured
     notes...........................     79,926       76,791             --            --          156,717
  Repurchase of senior subordinated
     notes...........................     (4,271)      (4,104)            --            --           (8,375)
  Proceeds from senior secured credit
     facility........................      6,000           --             --            --            6,000
  Repayment of senior secured credit
     facility........................   (182,087)          --             --            --         (182,087)
  Payment of note payable............         --           --         (2,804)           --           (2,804)
  Payment of financing costs.........     (9,814)          --             --            --           (9,814)
  Employee stock purchase plan
     payments........................       (424)          --            (10)           --             (434)
  Increase in cash overdraft.........        607           --             --            --              607
  (Increases) decreases in note
     receivable......................         --           --            (29)           --              (29)
  Proceeds from repayment of officers
     loans...........................        703           --             --            --              703
                                       ---------     --------        -------          ----        ---------
  Net cash provided by (used for)
     financing activities............    (63,237)      72,687         (2,843)           --            6,607
                                       ---------     --------        -------          ----        ---------
Effect of exchange rate changes on
  cash...............................       (135)          --             --            --             (135)
                                       ---------     --------        -------          ----        ---------
  Net decrease in cash and cash
     equivalents.....................     (9,353)      (1,533)        (2,534)           --          (13,420)
Cash and cash equivalents at
  beginning of period................     14,518        1,993          3,680            --           20,191
                                       ---------     --------        -------          ----        ---------
Cash and cash equivalents at end of
  period.............................  $   5,165     $    460        $ 1,146          $ --        $   6,771
                                       =========     ========        =======          ====        =========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                    GUARANTOR     NON-GUARANTOR                     PENTON
                                        PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       ---------   ------------   -------------   ------------   ------------
                                                               (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES...............  $ (25,529)    $  (699)        $ 6,937        $ 1,043       $ (18,248)
                                       ---------     -------         -------        -------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............     (3,735)     (2,153)         (1,714)            --          (7,602)
  Acquisitions, including earnouts
     paid, net of cash acquired......    (12,806)     (3,833)         (3,214)            --         (19,853)
                                       ---------     -------         -------        -------       ---------
  Net cash used for investing
     activities......................    (16,541)     (5,986)         (4,928)            --         (27,455)
                                       ---------     -------         -------        -------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from senior subordinated
     notes...........................    180,836          --              --             --         180,836
  Proceeds from senior secured credit
     facility........................     45,000          --              --             --          45,000
  Repayment of senior secured credit
     facility........................   (166,538)         --              --             --        (166,538)
  Payment of note payable............         --          --            (201)            --            (201)
  Payment of financing costs.........     (1,657)         --              --             --          (1,657)
  Employee stock purchase plan
     payments........................       (350)         --              (3)            --            (353)
  Proceeds from deferred shares and
     options exercised...............      1,153          --              --             --           1,153
  (Increase) decrease in note
     receivable......................         --          --          (2,095)            --          (2,095)
  Dividends paid.....................     (1,914)         --              --             --          (1,914)
                                       ---------     -------         -------        -------       ---------
  Net cash provided by (used for)
     financing activities............     56,530          --          (2,299)            --          54,231
                                       ---------     -------         -------        -------       ---------
Effect of exchange rate changes on
  cash...............................         58          --              --             --              58
                                       ---------     -------         -------        -------       ---------
  Net increase (decrease) in cash and
     cash equivalents................     14,518      (6,685)           (290)         1,043           8,586
Cash and cash equivalents at
  beginning of period................         --       8,678           3,970         (1,043)         11,605
                                       ---------     -------         -------        -------       ---------
Cash and cash equivalents at end of
  period.............................  $  14,518     $ 1,993         $ 3,680        $    --       $  20,191
                                       =========     =======         =======        =======       =========

NOTE 22 -- SUBSEQUENT EVENTS

     On March 24, 2004, the Company announced that its Chairman and Chief Executive Officer ("CEO"), Thomas L. Kemp, will be leaving the Company later this year. To serve the Company's best interest and ensure an orderly transition, Mr. Kemp will remain Chairman and CEO until his replacement has been named. A national search led by a committee of independent directors will begin immediately.

     In 2004, the Company issued 11,217 shares under our management stock purchase plan and 242,785 deferred shares. In addition, the Company granted 473,700 shares under our stock option plan and 445,000 deferred shares to certain key executives.

                               PENTON MEDIA, INC.

     At December 31, 2003, the Company classified 4,191 shares outside of stockholders' deficit because the redemption of the stock is not within the control of the Company. On March 14, 2004, all rescissionary rights had expired. See Note 13 -- Common Stock and Common Stock Award Programs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

     As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of December 31, 2003, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K was being prepared. During the period covered by this annual report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are likely to materially affect the Company's internal control over financial reporting. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

Directors Continuing in Office Until 2004:

                                        DIRECTOR
NAME                                     SINCE     AGE   PRINCIPAL OCCUPATION AND DIRECTORSHIPS
----                                    --------   ---   --------------------------------------
King Harris (C)(E)(N).................    1987     60    Vice Chairman of the Board since March
                                                         2001. Non-executive Chairman of the
                                                         Board from May 1998 to March 2001.
                                                         Chairman, Harris Holdings, Inc. since
                                                         November 2000. Chief Executive Officer
                                                         of Pittway Corporation (manufacturer
                                                         and distributor of alarm and other
                                                         security products and, since February
                                                         2000, a subsidiary of Honeywell
                                                         International Inc.) from May 1987 to
                                                         October 2000. Non-executive Chairman
                                                         of the Board and Director, Aptar
                                                         Group, Inc. Director, Alberto-Culver
                                                         Company since 2002.
Thomas L. Kemp (E)....................    1996     52    Chairman of the Board since March
                                                         2001. Chief Executive Officer of
                                                         Penton since September 1996.
Edward J. Schwartz (A)................    1998     62    President, Harris Holdings, Inc. since
                                                         November 2000. Vice President of the
                                                         Security and Fire Solutions Business
                                                         of Honeywell International Inc.'s Home
                                                         and Building Control Group from
                                                         February 2000 to January 2001. Vice
                                                         President of Pittway Corporation
                                                         (manufacturer and distributor of alarm
                                                         and other security products and, since
                                                         February 2000, a subsidiary of
                                                         Honeywell International Inc.) from
                                                         1989 to February 2000.
William B. Summers (A)(N).............    2000     53    Chairman of McDonald Investments, Inc.
                                                         (an investment banking and securities
                                                         firm and a subsidiary of Key Corp)
                                                         since October 2000, Chairman and CEO
                                                         of McDonald Investments Inc. from
                                                         August 1995 to October 2000. Executive
                                                         Vice President and a member of the
                                                         Management Committee of Key Corp. from
                                                         November 1998 to December 2000. Member
                                                         of the Board of Executives of the New
                                                         York Stock Exchange since December
                                                         2003. Director, Wilson Greatbatch
                                                         Technologies, Inc. since 2001.

Directors Continuing in Office Until 2005:

                                        DIRECTOR
NAME                                     SINCE     AGE   PRINCIPAL OCCUPATION AND DIRECTORSHIPS
----                                    --------   ---   --------------------------------------
Daniel C. Budde (C)(N)................    2002     43    Partner of ABRY Partners, LLC
                                                         (investment holding company) since
                                                         2001. Managing Director, Bond and
                                                         Corporate Finance Group, John Hancock
                                                         Financial Services Company (investment
                                                         holding company) from 1989 to 2001.
                                                         Co-President, Hancock Mezzanine
                                                         Investments, LLC from August 2000 to
                                                         July 2001.
Hannah C. Craven (I)..................    2002     38    Managing Director of Sandler Capital
                                                         Management (investment holding
                                                         company) since 1993. Director of
                                                         Millbrook Press since 1997.
Peni A. Garber (I)....................    2002     41    Partner of ABRY Partners, LLC
                                                         (investment holding company) since
                                                         October 2000. Co-Head of ABRY
                                                         Mezzanine Partners, L.P. (investment
                                                         holding company) since 2001. Director
                                                         of Muzak Holdings, LLC (provider of
                                                         business music programming) since
                                                         March 1999.
R. Douglas Greene.....................    1999     54    Director and Chief Executive Officer
                                                         of New Hope Group, LLC (investment
                                                         holding company) since May 1999.
                                                         Investor in joint venture business
                                                         interests in media and entertainment
                                                         companies and international businesses
                                                         in the publishing and forest products
                                                         industries. Chairman and Chief
                                                         Executive Officer of New Hope
                                                         Communications Inc. from February 1981
                                                         to May 1999.

Directors Continuing in Office Until 2006:

                                        DIRECTOR
NAME                                     SINCE     AGE   PRINCIPAL OCCUPATION AND DIRECTORSHIPS
----                                    --------   ---   --------------------------------------
Vincent D. Kelly (A)..................    2003     44    President and Chief Executive Officer
                                                         of Metrocall Holdings, Inc. (provider
                                                         of paging and advanced wireless data
                                                         and messaging services) since February
                                                         2003. Chief Operating Officer of
                                                         Metrocall, Inc. from May 2002 to
                                                         February 2003. Chief Financial
                                                         Officer, Treasurer and Executive Vice
                                                         President of Metrocall, Inc. from
                                                         prior to 1998 to February 2003.
                                                         Metrocall, Inc. filed a voluntary
                                                         petition for reorganization under the
                                                         U.S. bankruptcy laws in June 2002 and
                                                         successfully emerged from bankruptcy
                                                         in October 2002.
Daniel J. Ramella (E).................    1990     52    President and Chief Operating Officer
                                                         of Penton since 1990.
Perry A. Sook (I).....................    2003     46    President and Chief Executive Officer
                                                         of Nexstar Broadcasting Group, Inc.
                                                         (television broadcasting company)
                                                         since 1996. Director of Nexstar
                                                         Broadcasting Group, Inc., the
                                                         Pennsylvania Association of
                                                         Broadcasters, the Television Bureau of
                                                         Advertising and the Ohio University
                                                         Foundation.

---------------

(A) Member of Audit Review Committee

(C) Member of Compensation Committee

(E) Member of Executive Committee

(I) Member of Investment Committee

(N) Member of Nominating and Governance Committee

AGREEMENTS REGARDING BOARD REPRESENTATION

     The holders of the preferred stock were initially entitled to appoint three members to our Board of Directors. Pursuant to the agreement by which Penton sold its preferred stock and related warrants to a group of investors led by ABRY Mezzanine Partners, L.P., Mr. Budde and Mmes. Craven and Garber were appointed by the Board of Directors of Penton to serve as directors of Penton. At the annual meeting of stockholders in 2002, Mr. Budde and Mmes. Craven and Garber were elected to the Board of Directors by the preferred stockholders to serve a three-year term expiring in 2005.

     At such time as the holders of convertible preferred stock cease to hold shares of preferred stock having an aggregate liquidation preference of at least $25 million, they will lose the right to appoint the director for one of these three Board seats.

     Upon the occurrence of the following events, the holders of a majority of the preferred stock may nominate two additional members to our Board of Directors and, if such triggering events have not been cured or waived prior to the end of the next succeeding quarter, may appoint one less than a minimum majority of our Board of Directors:

        - failure to comply with certain specified covenants and obligations contained in the convertible preferred stock certificate of designations or purchase agreement and such failure is not cured within 90 days;

        - any representation or warranty in the convertible preferred stock purchase agreement is proven to be false or incorrect in any material respect; and

        - any default that results in the acceleration of indebtedness, where the principal amount of such indebtedness, when added to the principal amount of all other indebtedness then in default, exceeds $5 million or final judgments for the payment of money aggregating more than $1 million (net of insurance proceeds) are entered against us and are not discharged, dismissed, or stayed pending appeal within 90 days after entry.

     As of April 1, 2003, the holders of preferred stock were entitled to two additional seats on the Board of Directors as a result of Penton's leverage ratio, as determined in accordance with the terms of the preferred stock purchase agreement, exceeding 7.5 to 1.0. In accordance with agreements entered into at the time of the private placement, Messrs. Meehan and Nussbaum resigned as directors. The Board of Directors appointed Messrs. Kelly and Sook to fill the vacancies, both of whom were elected by the stockholders at its annual meeting in 2003.

     Upon the occurrence of the following events, the holders of a majority of the preferred stock may appoint one less than a minimum majority of our Board of
Directors:

        - failure to pay the liquidation preference or any cash dividends, to the extent declared, when due; and

        - failure to comply with certain specified covenants and obligations contained in the preferred stock certificate of designations or purchase agreement.

     Upon the occurrence of the following event, the holders of a majority of the preferred stock may appoint a minimum majority of our Board of Directors:

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

     On March 19, 2008, the holders of a majority of the preferred stock then outstanding, if they meet the threshold described in the following paragraph, will be entitled to appoint one less than a minimum majority of our Board of Directors, subject to the right to appoint a minimum majority of our Board of Directors as described in the immediately preceding paragraph.

     At such time as the holders of preferred stock cease to hold shares of convertible preferred stock having an aggregate liquidation preference of at least $10 million and such holders' beneficial ownership of our preferred stock and common stock constitutes less than 5% of the aggregate voting power of our voting securities, the holders of preferred stock will no longer have the right to appoint any directors.

     We have also granted the holders of the preferred stock the right to have representatives attend meetings of the Board of Directors until such time as they no longer own any preferred stock, warrants or shares of common stock issued upon conversion of the preferred stock and exercise of the warrants.

EXECUTIVE OFFICERS

     All officers of Penton are elected each year by the Board of Directors at its annual organization meeting. In addition to Messrs. Kemp and Ramella, information with respect to whom is set forth above, the executive officers of Penton include the following:

     Darrell C. Denny, 45, President of the Lifestyle Media and IT Media Groups of Penton since September 2002, Executive Vice President of Penton and President of the Lifestyle Media division of Penton from October 2000 to September 2002. Executive Vice President/Group President and Operating Chair from August 1998 to September 2000 of Miller Freeman, Inc. (business magazine publisher and exhibition manager).

     William C. Donohue, 59, Executive Vice President of Penton and President of the Retail Media division of Penton since September 2003, Executive Vice President of Penton and President of the Industry Media division of Penton since July 2002, Executive Vice President of Penton and President of the Retail Media division of Penton from February 2001 until June 2002. President of Donohue Meehan Publishing Company (business publishing company and a subsidiary of Penton) from January 1987 to August 2003.

     David B. Nussbaum, 46, Executive Vice President of Penton and President of the Technology and Lifestyle Media division of Penton since September 2002, Executive Vice President of Penton and President of the Technology Media division of Penton from September 1998 until August 2002. President of Internet World Media, Inc. (a business trade show and publishing company and a subsidiary of Penton) since December 1998.

     Preston L. Vice, 55, Chief Financial Officer of Penton since February 2003, Interim Chief Financial Officer of Penton from May 2002 until February 2003, Senior Vice President and Secretary of Penton since July 1998.

AUDIT REVIEW COMMITTEE FINANCIAL EXPERT

     The Board of Directors has determined that Mr. Edward Schwartz, Chairman of the Audit Review Committee, qualifies as an "audit committee financial expert" and possesses "accounting or related financial management expertise" within the meaning of all applicable laws and regulations. In addition, the Board has determined that all members of the Audit Review Committee are financially literate and independent within the meaning of SEC rules and regulations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of reports of ownership, reports of changes of ownership and written representations under Section 16(a) of the Securities Exchange Act of 1934 which were furnished to Penton during or with respect to 2003 by persons who were, at any time during 2003, directors or officers of Penton or beneficial owners of more than 10% of the outstanding shares of common stock, no such person failed to file on a timely basis any report required by such section during 2003.

CODE OF ETHICS

     The Company has a Code of Business Conduct, which is applicable to all employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Business Conduct is available on the Company's Web site (www.penton.com) and will be provided upon request at no charge. The Company intends to post amendments to or waivers from its Code of Business Conduct (to the extent applicable to the Company's chief executive officer, principal financial officer or principal accounting officer) at this location on its Web site and will be disclosed in the next periodic report required to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth compensation information for the Chief Executive Officer of Penton (who served in this capacity throughout 2003) and for each of Penton's four most highly compensated other executive officers during 2003 who were serving at the end of 2003.

                                                                LONG-TERM COMPENSATION
                                                                        AWARDS
                                                               -------------------------
                                        ANNUAL COMPENSATION    RESTRICTED     SECURITIES   ALL OTHER
                                       ---------------------     STOCK        UNDERLYING    COMPEN-
                                        SALARY       BONUS      AWARD(S)       OPTIONS      SATION
NAME AND PRINCIPAL POSITION     YEAR     ($)          ($)         ($)            (#)          ($)
---------------------------     ----   --------     --------   ----------     ----------   ---------
Thomas L. Kemp................  2003   $600,000     $150,000   $   66,600(2)   100,000      $ 9,725(3)
Chief Executive Officer         2002    577,500(1)    50,000    1,653,774(2)        --        3,739
                                2001    600,000       50,000      778,750(2)   150,000       14,800
Daniel J. Ramella.............  2003   $450,000     $100,000   $   38,776(2)    70,000      $ 6,712(3)
President and                   2002    433,125(1)    35,000    1,041,624(2)        --        5,034
Chief Operating Officer         2001    450,000       35,000      510,860(2)   105,000        9,933
David B. Nussbaum.............  2003   $410,000     $ 50,364   $   22,200(2)    50,000      $ 2,696(3)
Executive Vice President and    2002    410,000       30,000      436,043(2)        --        2,966
Division President              2001    410,000       26,500      211,820(2)    75,000        7,784
Darrell C. Denny..............  2003   $325,000     $ 81,560   $    3,922(2)    25,000      $ 5,172(3)
President, Lifestyle Media and  2002    312,813(1)    92,350      108,698(2)        --        5,089
IT Media Groups                 2001    325,000      107,300       52,955(2)    35,000        4,074
William C. Donohue............  2003   $325,000     $ 16,706           --           --           --
Executive Vice President and    2002   $298,375(1)    30,000           --           --           --
Division President              2001    310,000       15,000           --        2,500      $ 4,992

---------------

(1) Each of Messrs. Kemp, Ramella, Denny and Donohue voluntarily agreed to a 5% reduction to his 2002 base salary compared to his 2001 base salary, which reduction was effective from April 1, 2002 until December 31, 2002.

(2) Deferred shares awarded: Mr. Kemp, 125,000; Mr. Ramella, 82,000; Mr. Nussbaum, 34,000; and Mr. Denny, 8,500, shares awarded in 2001; Mr. Kemp, 211,480; Mr. Ramella, 133,200; Mr. Nussbaum, 55,760; and Mr. Denny, 13,900,
    shares awarded in 2002; and Mr. Kemp, 180,000; Mr. Ramella, 104,800; Mr. Nussbaum, 60,000; and Mr. Denny, 10,600 shares awarded in 2003, each having a one-year deferral period; provided, however, that each such award of deferred shares will become nonforfeitable with respect to 25% of the award on each three-month anniversary of the date of grant. Deferral periods are subject to acceleration in the event of death, permanent disability, retirement upon reaching age sixty-five, termination without cause, termination for good reason or upon a change of control of Penton. These numbers are based on the value of Penton's common stock as of the date of grant. As of December 31, 2003, the value of the deferred shares awarded in 2001 was $170,000 to Mr. Kemp; $111,520 to Mr. Ramella; $46,240 to Mr.
    Nussbaum; and $11,560 to Mr. Denny. As of December 31, 2003, the value of the deferred shares awarded in 2002 was $287,613 to Mr. Kemp; $181,152 to Mr. Ramella; $75,834 to Mr. Nussbaum; and $18,904 to Mr. Denny. As of December 31, 2003, the value of the deferred shares awarded in 2003 was $244,800 to Mr. Kemp; $142,528 to Mr. Ramella; $81,600 to Mr. Nussbaum; and $14,416 to Mr. Denny. The deferred shares do not provide for dividend equivalents or voting rights.

(3) For term life and long-term disability insurance provided by Penton during the year.

STOCK OPTION GRANTS DURING THE YEAR

     The following table sets forth information with respect to stock options granted during 2003 to executive officers named in the Summary Compensation Table.

                                                                                           POTENTIAL REALIZABLE
                                OPTION GRANTS IN LAST FISCAL YEAR INDIVIDUAL GRANTS          VALUE AT ASSUMED
                           -------------------------------------------------------------      ANNUAL RATES OF
                             NUMBER OF       % OF TOTAL                                         STOCK PRICE
                             SECURITIES       OPTIONS                                        APPRECIATION FOR
                             UNDERLYING      GRANTED TO      EXERCISE OR                      OPTION TERM(1)
                              OPTION/S      EMPLOYEES IN      BASE PRICE      EXPIRATION   ---------------------
NAME                       GRANTED (6)(2)   FISCAL YEAR       ($/SHARE)          DATE       5% ($)      10% ($)
----                       --------------   ------------   ----------------   ----------   ---------   ---------
Thomas L. Kemp...........     100,000           37.9            $0.37          2/24/13      $23,000     $59,000
Daniel J. Ramella........      70,000           26.5            $0.37          2/24/13       16,100      40,300
David B. Nussbaum........      50,000           18.9            $0.37          2/24/13       11,500      29,500
Darrell C. Denny.........      25,000            9.5            $0.37          2/24/13        5,750      14,750
William C. Donohue.......          --             --            $0.37          2/24/13           --          --

---------------

(1) The assumed annual rates of appreciation in the price of common stock are in accordance with rules of the Securities and Exchange Commission and are not predictions of future market prices of the common stock nor of the actual values the named executive officers will realize. In order for such annual rates of appreciation to be realized over the 10-year term of the options, the market price of the common stock would have to increase to $.60/share (5%) or $.96/share (10%) during that term. In such event, and assuming corresponding annual rates of increase for the market price of common stock, the market value of all currently outstanding shares of common stock would have increased by approximately $20,097,642 (5%) or $32,156,227 (10%) during that 10-year term.

(2) Consists of non-qualified options to purchase common stock granted under the Equity Incentive Plan at an exercise price equal to the closing price of the common stock on the date of grant, February 24, 2003. Each option becomes fully exercisable on the third anniversary of the date of grant, subject to full or partial acceleration in the event of earlier termination of employment (full acceleration if earlier termination is on account of death, permanent disability, retirement upon or after reaching age sixty-five or upon a change of control of Penton; partial acceleration in increments of 33 1/3% each year commencing one year after the date of grant if termination is for any other reason other than for "cause").

OPTION EXERCISES AND YEAR-END VALUES

     The following table sets forth information with respect to exercises of options during 2003 by the executive officers named in the Summary Compensation Table and the values of unexercised options held by them as of December 31, 2003.

         AGGREGATED OPTION EXERCISES IN 2003 AND YEAR-END OPTION VALUES

                                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                             SHARES                       UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                           ACQUIRED ON                    OPTIONS AT YEAR-END (#)           AT YEAR-END ($)
                            EXERCISE        VALUE       ---------------------------   ---------------------------
NAME                           (#)       REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                       -----------   ------------   -----------   -------------   -----------   -------------
Thomas L. Kemp...........      --            --           190,655        250,000             --        $99,000
Daniel J. Ramella........      --            --           101,000        175,000             --         69,300
David B. Nussbaum........      --            --            58,500        125,000             --         18,500
Darrell C. Denny.........      --            --            20,000         60,000             --         24,750
William C. Donohue.......      --            --            10,500         22,500        $10,395         22,275

            LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

     The following table sets forth information relating to the long-term incentive awards that were made on May 22, 2003, under the Equity and Performance Incentive Plan for the following named executive officers.

                                                                        ESTIMATED FUTURE PAYOUTS UNDER NON-
                            NUMBER OF SHARES,   PERFORMANCE OR OTHER        STOCK PRICE-BASED PLANS (1)
                             UNITS OR OTHER         PERIOD UNTIL       -------------------------------------
NAME                             RIGHTS         MATURATION OR PAYOUT    THRESHOLD      TARGET      MAXIMUM
----                        -----------------   --------------------   -----------   ----------   ----------
Thomas L. Kemp............       240,655         1/1/03 - 12/31/05       $120,328     $240,655     $481,310
Daniel J. Ramella.........       136,000         1/1/03 - 12/31/05         68,000      136,000      272,000
David B. Nussbaum.........        83,500         1/1/03 - 12/31/05         41,750       83,500      167,000
Darrell C. Denny..........        30,000         1/1/03 - 12/31/05         15,000       30,000       60,000
William C. Donohue........            --                        --             --           --           --

---------------

(1) Estimated payout if certain performance levels are achieved. No payout occurs unless a specified minimum performance is achieved.

     The above table presents information about performance units granted during the year to the executive officers listed above. Each performance unit, if earned, entitles the executive officer to receive a cash payment. The earning of the performance shares awarded is subject to the achievement of specified performance goals, based on the compound annual growth rate (the "CAGR") of Penton's income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, impairment of assets, restructuring charges, provision for loan impairment, discontinued operations, and other non-operating items (adjusted EBITDA) over the three-year period from January 1, 2003 through December 31, 2005.

     No payments will be made in respect of performance units unless a specified minimum CAGR performance level is achieved. If the target CAGR performance level is achieved, each executive officer will be entitled to receive $1.00 for each performance unit. If the CAGR is below the specified target level but above the minimum performance level, the executive officer will be entitled to receive a portion of $1.00 (from $0.50 to $0.90) for each performance unit. If the CAGR exceeds the specified target level, up to $2.00 for each performance unit may be earned.

     An executive officer may earn a payment in respect of a performance unit upon the occurrence of certain events prior to the end of the three-year performance period. Upon an executive's death or disability or upon the occurrence of a termination of executive's employment without cause, a termination for executive's employment for good reason or a change of control, an executive officer may earn a payment in respect of each performance unit based upon the CAGR during the period from January 1, 2003 through the date on which any such event occurs; provided, however, that upon the occurrence of a change of control, the minimum payment with respect to each performance unit will be $1.00.

BOARD COMPENSATION

     Compensation of non-employee directors consists of an annual retainer of $20,000, plus $3,000 for each Board meeting attended in person, $1,000 for each Board meeting attended by telephone and $1,000 for each committee meeting attended, except that $500 is paid for attending a committee meeting held on the same day as a Board meeting. The Chairman of each of the Audit Review Committee and the Compensation Committee is paid an additional $5,000 per year. Ms. Garber, Mr. Budde and Ms. Craven and employee directors are not compensated for serving as directors.

     Each director of Penton will be reimbursed by Penton for out-of-pocket expenses incurred in attending board and board committee meetings.

     Penton has adopted the Penton Media, Inc. 1998 Director Stock Option Plan (as Amended and Restated Effective as of March 15, 2001) for non-employee directors. The plan was approved by the stockholders at the 1999 annual meeting, and an increase in the number of shares of common stock authorized under the plan was approved by stockholders at the 2001 annual meeting. Pursuant to the plan, and subject to certain limitations contained in it, the Board may grant non-qualified options to purchase common stock, at an exercise price not less than fair market value on the date of grant, to directors of Penton who at the time of grant are not employees of Penton or any of its subsidiaries. In addition, the Board may authorize the grant of restricted stock or deferred shares to non-employee directors under the plan. The plan also provides that the Board may permit non-employee directors to elect to receive non-qualified options, restricted stock or deferred shares in lieu of all or a portion of such non-employee director's compensation otherwise payable in cash. On February 5, 2003, five non-employee directors were each awarded an option to purchase 4,000 shares of common stock, which will vest at the rate of 33 1/3% per year.

EMPLOYMENT AGREEMENTS WITH MESSRS. KEMP, RAMELLA, NUSSBAUM AND DENNY

     The Compensation Committee approved restated employment agreements with each of Messrs. Kemp and Ramella in 1999 and approved initial employment agreements with each of Messrs. Nussbaum and Denny in 1998 and 2000, respectively. Each of these employment agreements was amended on December 11, 2001. The agreements are for terms currently expiring December 31, 2006, in the case of Messrs. Kemp and Ramella; September 8, 2005, in the case of Mr. Nussbaum; and October 15, 2005, in the case of Mr. Denny; and renew automatically for an additional year on each anniversary of the effective date of the agreement (or until age 65, if earlier) unless either party thereto elects otherwise but may be terminated by the executive with 120 days notice.

     The agreements for Messrs. Kemp, Ramella and Denny provide for participation in Penton's Supplemental Executive Retirement Plan. Effective December 31, 2003, the Supplemental Executive Retirement Plan was frozen and all participants ceased to accrue benefits under the plan on such date. The agreements also provide for supplementary life insurance for Messrs. Kemp, Ramella, Nussbaum and Denny in an amount equal to one and one-half times each executive's salary and supplementary long-term disability coverage that provides for a maximum monthly benefit (when combined with Penton's base long-term disability plan) of $18,333 per month for Messrs. Kemp, Ramella, Nussbaum and Denny.

     In addition, the agreements provide for additional supplementary life and long-term disability insurance coverage for Messrs. Kemp, Ramella, Nussbaum and Denny that would provide benefits, in the event of the executive's covered death or disability, in the amount of $4,000,000 for Mr. Kemp; $2,610,000 for Mr. Ramella; $1,070,000 for Mr. Nussbaum; and $270,000 for Mr. Denny, payable in a single lump sum. In the event the life or long-term disability insurance coverage described in the preceding sentence cannot be procured or maintained, Penton will pay the benefit from its own funds.

     Each employment agreement provides for a payment to each executive in an amount equal to the total of all income taxes imposed on the executive as a result of (a) the provision of the life insurance and the long-term disability coverage, (b) imputed income to the executive with respect to the Senior Executive Loan Program and (c) such payment.

     Each employment agreement also provides for a payment to each executive in an amount equal to the total of all income taxes imposed on the executive as a result of (a) (i) the issuance to the executive of the deferred shares granted to the executive on April 23, 2002, on an accelerated basis following a change of control, the executive's death or permanent disability, a termination without cause, a termination by the executive for good reason or involuntary retirement or (ii) any other issuance of the deferred shares if a change of control occurs prior to the payment in full of amounts due under the Senior Executive Loan Program and (b) such payment.

     Each employment agreement further entitles the executive to receive a payment in the event that the excise tax under Section 4999 of the Internal Revenue Code applies to the issuance of the deferred shares or the payment described in the preceding paragraph and the sum of (a) the value of the deferred shares (reduced by such excise tax) plus (b) the value of the shares purchased by the executive pursuant to the Senior Executive Loan Program plus
(c) the proceeds of any life insurance or long-term disability coverage ((a), (b) and (c), the "Loan Payments") is less than the amount due and owing under the Senior Executive Loan Program at the time of the change of control (the "Change of Control Loan Balance"). In that event, the payment referred to in the preceding sentence will be in an amount equal to the sum of (x) the lesser of

(1) the difference between the Change of Control Loan Balance and the Loan Payments or (2) 20% of the sum of the value of the deferred shares at the time of the change of control plus such payment plus (y) an amount, such that after payment of all taxes (including any excise tax under Code Section 4999) imposed on such payment, the executives retain an amount equal to the Code Section 4999 excise tax imposed upon such payment.

     The agreements also provide that in the event the executive's employment is terminated by Penton (other than for "cause" (as defined in the agreements) or by reason of his death, disability or retirement) or by the executive for "good reason" (as defined in the agreements and as described below), the executive will be entitled to receive certain severance benefits.

     In the case of Messrs. Kemp and Ramella, upon the occurrence of the events described in the preceding paragraph, each such executive is entitled to receive
(a) any accrued but unpaid salary and expense reimbursement and (b) his salary (as in effect at the time of termination or, if higher, as in effect as of the most recent extension of the employment period) for a period of three years following the date of his termination of employment. In addition, in the event that the employment of Messrs. Kemp or Ramella is terminated by Penton other than for cause or by the executive for good reason within the two year period following a "change of control," each such executive will be entitled to receive a payment (payable, at the executive's option, in a lump sum) equal to (i) the executive's target bonus for the year in which the termination occurs or, if higher, the executive's target bonus for the preceding year or the year in which the change of control occurs and (ii) if the executive's employment is terminated after July 1 of the then-current year, a pro-rated portion of the executive's target bonus for the year in which the termination occurs or, if higher, a pro-rated portion of the executive's target bonus for the preceding year or the year in which the change of control occurs.

     In the case of Messrs. Nussbaum and Denny, each such executive is entitled to receive (a) any accrued but unpaid salary and expense reimbursement and (b) his salary (as in effect at the time of termination or, if higher, as in effect as of the most recent extension of the employment period) for a period of two years following the date of his termination of employment. In addition, in the event that the employment of Messrs. Nussbaum or Denny is terminated by Penton other than for cause or by the executive for good reason within the two year period following a "change of control," each such executive will be entitled to receive a payment (payable, at the executive's option, in a lump sum) equal to his target bonus for the year in which the termination occurs or, if higher, the executive's target bonus for the preceding year or the year in which the change of control occurs. All executives party to such agreements are also entitled to the continuation of certain additional benefits (e.g., medical insurance).

     Payments and benefits under the employment agreements are subject to reduction in order to avoid the application of the excise tax on "excess parachute payments" under the Internal Revenue Code, but only if the reduction would increase the net after-tax amount received by the executive.

     The transactions that are deemed to result in a change of control for the purposes of these agreements include: (a) any person (with certain exceptions as described in the agreements) becoming the beneficial owner of 40% or more of the voting stock of Penton (or, with respect to Mr. Nussbaum, the filing of a Schedule 13D or Schedule 14D that discloses that any person has become the beneficial owner of 20% or more of the voting stock of Penton); (b) individuals who, as of the date of the agreements, constitute the Board of Directors (the "Incumbent Board") cease for any reason (other than death or disability) to constitute at least a majority of the Board of Directors (provided that any individual who becomes a director subsequent to the date of the agreements whose appointment or election is approved by a majority of the Incumbent Board is considered to be a member of the Incumbent Board); (c) a merger or consolidation with, or sale of all of or substantially all of Penton's assets to another entity, as a result of which less than a majority of the voting shares of the surviving entity are owned by former stockholders of Penton; and (d) approval by the stockholders of Penton of a complete liquidation or dissolution of Penton. "Good reason" for termination of employment by the executive includes reduction in salary, the failure by Penton to extend the executive's employment under the agreement or a breach by Penton of the terms of the agreement and, in the case of Mr. Nussbaum, a change of control.

     Each agreement includes non-competition, non-solicitation and confidentiality obligations on the part of the executive, which survive its termination.

EMPLOYMENT AGREEMENT WITH MR. DONOHUE

     The Compensation Committee approved an employment agreement with Mr. Donohue in 2003. The agreement is for a term currently expiring May 14, 2005 and will renew automatically for an additional year on each anniversary of the effective date (or until age 65, if earlier) unless either party elects otherwise, but may be terminated by Mr. Donohue with 120 days notice.

     The agreement provides for supplementary life insurance for Mr. Donohue in an amount equal to his annual salary and supplementary long-term disability coverage that provides for a maximum monthly benefit (when combined with Penton's base long-term disability plan) of $17,875 per month.

     The agreement also provides that in the event that Mr. Donohue's employment is terminated by Penton (other than for "cause" (as defined in the agreement) or by reason of his death, disability or retirement) or by Mr. Donohue for "good reason" (as defined in the agreement and set forth in the description of the employment agreements of the other executive officers above), Mr. Donohue will be entitled to receive certain severance benefits.

     Upon the occurrence of the events described in the preceding paragraph, Mr. Donohue is entitled to receive (a) any accrued but unpaid salary and expense reimbursement and (b) his salary (as in effect at the time of termination or, if higher, as in effect as of the most recent extension of the employment period) for a period of two years following the date of his termination of employment. In addition, in the event that Mr. Donohue's employment is terminated by Penton other than for cause or by him for good reason within the two year period following a "change of control," Mr. Donohue will be entitled to receive a payment (payable, at his option in a lump sum) equal to his target bonus for the year in which the termination occurs or, if higher, his target bonus for the preceding year or the year in which the change of control occurs. Mr. Donohue is also entitled to the continuation of certain additional benefits (e.g., medical insurance).

     Payments and benefits under Mr. Donohue's employment agreement are subject to reduction in order to avoid the application of the excise tax on "excess parachute payments" under the Internal Revenue Code, but only if the reduction would increase the net after-tax amount received by Mr. Donohue.

     Mr. Donohue's agreement includes non-competition, non-solicitation and confidentiality obligations on the part of Mr. Donohue, which survive termination of the agreement.

PLANS AND ARRANGEMENTS

Retirement Plan

     Participants in the Penton Media, Inc. Retirement Plan ("the Plan") consist of a majority of the full-time employees of Penton and its subsidiaries in the United States, including the executive officers. The Plan is fully paid for by Penton, and employees become fully vested after five years of service. The annual benefit payable to an employee under the Plan upon retirement, computed as a straight life annuity amount, equals the sum of the separate amounts the employee accrues for each of his years of service under the Plan. Such separate amounts are determined as follows: for each year through 1988, 1.2% of such year's compensation up to the Social Security wage base for such year and 1.85% (2.0% for years after 1986) of such year's compensation above such wage base; for each year after 1988 through the year in which the employee reaches thirty-five years of service, 1.2% of such year's "covered compensation" and 1.85% of such year's compensation above such "covered compensation"; and for each year thereafter, 1.2% of such year's compensation. Years of service and compensation with Pittway Corporation prior to Penton's spinoff from Pittway in August of 1998 are taken into account under the Plan. The employee's compensation under the Plan for any year includes all salary (before any election under Pittway's or Penton's salary reduction plan or cafeteria plan), commissions and overtime pay and, beginning in 1989, bonuses, subject to such year's limit applicable to tax-qualified retirement plans ($160,000 for 1999, $170,000 for 2000 and 2001, and $200,000 each year thereafter). The employee's "covered compensation" under the plan for any year is generally the average, computed as of such year, of the Social Security wage bases for each of the thirty-five years preceding the employee's Social Security retirement age, assuming that such year's Social Security wage base will not change in the future. Normal retirement age under the plan is age 65, and reduced benefits are available as early as age 55. Benefits are not subject to reduction for Social Security benefits or other offset amounts.

     Effective December 31, 2003, the Plan was frozen and participants in the Plan ceased to accrue benefits under the Plan as of such date. Estimated annual benefits payable under the Plan upon retirement at normal retirement age for the following persons (assuming 1999 compensation at $160,000, 2000 and 2001 compensation at $170,000 and 2002 and 2003 compensation at $200,000 are $19,621 for Mr. Kemp; $55,873 for Mr. Ramella; $14,229 for Mr. Nussbaum; $6,369 for Mr. Denny; and $14,853 for Mr. Donohue.

Supplemental Executive Retirement Plan

     Messrs. Kemp, Ramella, Denny and Nussbaum participate in Penton's Supplemental Executive Retirement Plan, which is not tax-qualified. The annual benefit payable to a participant under the plan at age 65, computed as a straight life annuity amount, equals the sum of the separate amounts the participant accrues for each of his years of service after September 3, 1996, for Mr. Kemp; July 1, 1977, for Mr. Ramella; September 8, 1998, for Mr. Nussbaum; and October 16, 2000, for Mr. Denny. Years of service and compensation with Pittway are taken into account. The separate amount for each such year is 1.85% of that portion of the participant's salary and annual discretionary cash bonus, if any, for such year (before any election under Pittway's or Penton's salary reduction plan, and including any portion of such bonus taken in the form of Deferred Shares Awards) in excess of the limit applicable that year to the compensation that may be taken into account under tax-qualified retirement plans ($160,000 in 1999, $170,000 in 2000 and 2001 and $200,000 in 2002 and 2003) but
less than $500,000. Benefits are not subject to reduction for Social Security benefits or other offset amounts. Accrued benefits are subject to forfeiture in certain events. Effective December 31, 2003, the plan was frozen and participants in the plan ceased to accrue benefits under the plan as of such date. Estimated annual benefits payable under the plan upon retirement at age 65 for the following persons are $42,180 for Mr. Kemp; $59,605 for Mr. Ramella; $27,300 for Mr. Nussbaum; and $10,564 for Mr. Denny.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the individuals who served as members of the Compensation Committee in 2003 was or has been an officer or employee of Penton or engaged in transactions with Penton (other than in his capacity as director).

     None of Penton's executive officers serves as a director or member of the compensation committee of another entity, one of whose executive officers serves as a member of the Compensation Committee or a director of Penton.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information with respect to the beneficial ownership of Penton's common stock and preferred stock as of March 30, 2004 by
(a) the persons known by Penton to be the beneficial owners of more than 5% of the outstanding shares of common stock, (b) each director of Penton, (c) each of the executive officers of Penton listed in the Summary Compensation Table, and
(d) all directors and executive officers of Penton as a group. The information set forth in the table as to directors and executive officers is based upon information furnished to Penton by them in connection with the preparation of this Form 10-K.

                                                                                       PERCENT OF
                                                                                   OUTSTANDING SHARES
                                                          NUMBER OF SHARES OF          OF COMMON
NAME                                                        COMMON STOCK(1)             STOCK(2)
----                                                      -------------------      ------------------
ABRY Mezzanine Partners, L.P.(3)........................      10,873,423(4)(5)          24.51%
  c/o ABRY Partners, LLC
  111 Huntington Avenue 30th Floor
  Boston, Massachusetts 02199
ABACUS Fund Partners, L.P...............................       1,810,564(5)(6)            5.13
  ABACUS Fund, Ltd.
  c/o Paradigm Ltd.
  P. O. Box 2834
  Hamilton, HMLX
  Bermuda
Select Equity Group, Inc., et al.(7)....................       1,892,500                  5.65
  380 Lafayette Street, 6th Floor
  New York, New York 10003
Mario J. Gabelli, et al.(8).............................       6,926,758                 20.68
  One Corporate Center
  Rye, New York 10580
R. Douglas Greene(9)....................................       2,512,201(10)              7.50
  c/o New Hope Group LLC
  600 Linden Ave.
  Boulder, Colorado 80304
Sandler Capital Management(11)..........................       5,436,165(5)(12)          13.96
  767 Fifth Avenue, 45th Floor
  New York, New York 10153
Daniel C. Budde(13).....................................      10,874,423                 24.51
Hannah C. Craven(14)....................................       5,436,165                 13.96
Darrell C. Denny........................................          75,953(15)                 *
William C. Donohue......................................         387,075(16)              1.16
Peni A. Garber(13)......................................      10,873,423                 24.51
King Harris.............................................         360,806(17)              1.08
Vincent D. Kelly........................................              --                     *
Thomas L. Kemp..........................................         856,444(18)              2.54
David B. Nussbaum.......................................         258,700(19)                 *
Daniel J. Ramella.......................................         559,507(20)              1.66
Edward J. Schwartz......................................          34,643(21)                 *
Perry A. Sook...........................................              --                     *
William B. Summers......................................          68,399(22)                 *
All Directors and Executive Officers as a Group (15
  persons)..............................................      21,595,697(23)             42.85

---------------

  *  Less than one percent

 (1) Except as otherwise indicated below, beneficial ownership means the sole power to vote and dispose of shares.

 (2) Calculated using 33,496,070, the number of shares of common stock outstanding as of March 30, 2004. This number excludes the number of shares of common stock (1) into which the outstanding preferred stock is convertible, (2) for which the outstanding warrants are exercisable and (3) for which any options to purchase common stock held by directors and executive officers are exercisable.

 (3) The information as to ABRY Mezzanine Partners, L.P. (ABRY) and entities controlled directly or indirectly by ABRY is derived in part from Schedule 13D, as filed with the Securities and Exchange Commission on March 28, 2002, statements required to be filed by ABRY pursuant to Section 16(a) of the Exchange Act, and information furnished to Penton separately by ABRY.

 (4) ABRY does not currently own any shares of common stock. This number represents the number of shares of common stock ABRY would be entitled to receive upon conversion of its preferred stock and exercise of its warrants to purchase common stock. ABRY and its affiliated entities currently own 30,000 shares of preferred stock convertible, as of March 30, 2004, into approximately 8,956,343 shares of common stock and warrants to purchase an aggregate of 1,917,480 shares of common stock.

 (5) This number reflects the total number of shares of common stock such holder is entitled to receive upon conversion of its preferred stock and exercise of the related warrants. The number of shares into which a share of preferred stock is convertible is calculated by dividing its current liquidation preference by the conversion price. The liquidation preference is the sum of the liquidation value of the preferred stock, currently $1,000, plus any accrued dividends. Currently, dividends compound and accrue daily. Consequently, the number of shares into which the preferred stock is convertible increases daily. So long as any of Penton's 10 3/8% senior subordinated notes due 2011 and 11 7/8% senior secured notes due 2007 remain outstanding, the number of shares of common stock that each of ABRY and its affiliated entities, ABACUS Fund Partners, L.P., ABACUS Fund, Ltd. and Sandler Capital Management and its affiliated entities are entitled to receive pursuant to the conversion of their preferred stock and exercise of the warrants is limited by the terms of the Certificate of Designations governing the preferred stock and warrant agreements, respectively, to prevent any holder or group of holders of preferred stock or warrants from becoming the beneficial owner of more than 35% of the aggregate votes of the outstanding capital stock of Penton entitled to vote in the election of directors. Currently, no holder of preferred stock is limited by this provision.

 (6) ABACUS Fund Partners, L.P. and ABACUS Fund, Ltd. do not currently own any shares of common stock. This number represents the number of shares of common stock they would be entitled to receive upon conversion of their preferred stock and exercise of their warrants to purchase common stock. They currently own 5,000 shares of preferred stock convertible, as of March 30, 2004, into approximately 1,490,983 shares of common stock and warrants to purchase an aggregate of 319,581 shares of common stock.

 (7) The information as to Select Equity Group, Inc., et al. is derived from
     Schedule 13G/A, as filed with the Security and Exchange Commission on February 17, 2004, which was filed jointly by Select Equity Group (Select), Select Offshore Advisors, LLC (Select Offshore), and George S. Loening, the controlling shareholder of Select and Select Offshore (Loening). Select and Select Offshore are the beneficial owners of the shares. As the President and controlling shareholder of Select and the Manager of Select Offshore, Loening has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares owned by Select and Select Offshore. Accordingly, Loening may be deemed to be the beneficial owner of all the shares owned by Select and Select Offshore.

 (8) The information as to Mario J. Gabelli and entities controlled directly or indirectly by Mr. Gabelli is derived from Schedule 13D/A, as filed with the Securities and Exchange Commission on February 4, 2004, and statements required to be filed by Mr. Gabelli and entities controlled directly or indirectly by Mr. Gabelli pursuant to Section 16(a) of the Exchange Act. Such statement discloses that (i) Mr. Gabelli is the chief investment officer for each of the entities signing such statements and is deemed to have beneficial ownership of the shares beneficially owned by all such entities, (ii) Mr. Gabelli and such entities do not admit that they constitute a group within the meaning of Section 13(d) of the Exchange Act and the rules and regulations thereunder, and (iii) with respect to Penton common stock, Mr. Gabelli and such entities have the sole power to vote and dispose of all the shares of which they are beneficial owners, unless the aggregate voting interest of all such entities exceeds 25% of Penton's total voting interest or other special circumstances exist, in which case the proxy voting committees of certain of such entities would have the sole power to vote certain shares of Penton common stock except 220,383 shares of Penton's common stock as to which they have no voting power.

 (9) The information as to Mr. Greene is derived in part from Schedule 13D, as filed with the Securities and Exchange Commission on June 21, 1999, statements required to be filed by Mr. Greene pursuant to Section 16(a) of the Exchange Act, and information furnished to Penton separately by Mr. Greene. Mr. Greene has indirect beneficial ownership of the common stock under Rule 13d-3 of the Securities Exchange Act of 1934 through New Hope Group, LLC, a Colorado corporation (New Hope Group). Mr. Greene is the chief executive officer, sole director and sole shareholder of New Hope Group. Mr. Greene is a director of Penton.

(10) Includes 8,499 shares subject to options currently exercisable or exercisable within 60 days of March 30, 2004.

(11) The information as to Sandler Capital Management and entities controlled directly or indirectly by Sandler is derived in part from Schedule 13D, as filed with the Securities and Exchange Commission on March 28, 2002, and information furnished to Penton separately by Sandler.

(12) Sandler does not currently own any shares of common stock. This number represents the number of shares of common stock Sandler would be entitled to receive upon conversion of its preferred stock and exercise of its warrants to purchase common stock. Sandler and its affiliated entities currently own 15,000 shares of preferred stock convertible, as of March 30, 2004, into approximately 4,477,425 shares of common stock and warrants to purchase an aggregate of 958,740 shares of common stock.

(13) Ms. Garber and Mr. Budde may be deemed to beneficially own the stock beneficially owned by ABRY and its affiliated entities because of their relationship with ABRY and its affiliated entities and because they were appointed to Penton's Board of Directors at the request of ABRY. Ms. Garber and Mr. Budde disclaim any beneficial ownership of the shares of stock owned by ABRY and its affiliates. In addition, Mr. Budde owns 1,000 shares individually.

(14) Ms. Craven may be deemed to beneficially own the stock beneficially owned by Sandler and its affiliated entities because of her relationship with Sandler and its affiliated entities and because she was appointed to Penton's Board of Directors at the request of Sandler. Ms. Craven disclaims any beneficial ownership of the shares of stock owned by Sandler and its affiliates.

(15) Includes 30,000 shares subject to options currently exercisable or exercisable within 60 days of March 30, 2004.

(16) Includes 74,075 shares held in trust for the benefit of Mr. Donohue's children, for which Mr. Donohue disclaims beneficial ownership. Includes 13,000 shares subject to options currently exercisable or exercisable within 60 days of March 30, 2004.

(17) Mr. Harris shares the power to vote and dispose of 25,000 such shares. Includes 16,499 shares subject to options currently exercisable or exercisable within 60 days of March 30, 2004.

(18) Includes 2,625 shares held in trust for the benefit of Mr. Kemp's children, for which Mr. Kemp disclaims beneficial ownership. Includes 240,655 shares subject to options currently exercisable or exercisable within 60 days of March 30, 2004

(19) Includes 83,500 shares subject to options currently exercisable or exercisable within 60 days of March 30, 2004.

(20) Includes 136,000 shares subject to options currently exercisable or exercisable within 60 days of March 30, 2004.

(21) Includes 29,499 shares subject to options currently exercisable or exercisable within 60 days of March 30, 2004.

(22) Includes 14,499 shares subject to options currently exercisable or exercisable within 60 days of March 30, 2004.

(23) Includes the 10,873,423 shares of common stock that may be deemed to be beneficially owned by Ms. Garber and Mr. Budde, the 5,436,165 shares of common stock that may be deemed to be beneficially owned by Ms. Craven and 597,151 shares subject to options currently held by directors and executive officers exercisable or exercisable within 60 days of March 30, 2004.

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

     The following table summarizes information about these plans as of December 31, 2003. All outstanding awards relate to our common stock.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                           NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE FOR
                         NUMBER OF SECURITIES TO BE          WEIGHTED-AVERAGE          FUTURE ISSUANCE UNDER EQUITY
                          ISSUED UPON EXERCISE OF     EXERCISE PRICE OF OUTSTANDING         COMPENSATION PLANS
                            OUTSTANDING OPTIONS,          OPTIONS, WARRANTS AND           (EXCLUDING SECURITIES
                            WARRANTS AND RIGHTS                   RIGHTS                 REFLECTED IN COLUMN (A))
PLAN CATEGORY                       (A)                            (B)                             (C)
-------------            --------------------------   ------------------------------   ----------------------------
Equity compensation
  plans approved by
  security holders.....           1,911,280(1)                    $9.36                          2,002,599(2)
Equity compensation
  plans not approved by
  security holders.....                  --                          --                                 --
                                -----------                       -----                        -----------
Total..................           1,911,280                       $9.36                          2,002,599

---------------

(1) Includes 1,748,280 and 163,000 shares to be issued upon the exercise of outstanding options under the Incentive Plan and Director Plan, respectively.

(2) Includes 1,833,674 shares available for issuance under the Incentive Plan, 79,000 shares available for issuance under the Director Plan, no shares available for issuance under the Employee Stock Purchase Plan and 89,925 shares available for issuance under the Management Stock Purchase Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 2003, the Company sold its PTS group assets to Cygnus Expositions, a division of Cygnus Business Media, Inc., a Delaware corporation, for $3.3 million. Cygnus Business Media, Inc. is owned by ABRY Mezzanine Partners L.P., which holds a significant portion of our preferred stock and has two members on the Company's Board of Directors.

     In 2000, Penton adopted the Senior Executive Loan Program pursuant to which certain executives purchased common stock from the Company in exchange for a promissory note. The maximum amount of indebtedness that was outstanding under this loan program since January 1, 2003 was $3,985,635 for Mr. Kemp; $2,600,158 for Mr. Ramella; $1,062,623 for Mr. Nussbaum; $895,902 for Mr. Vice; and $264,958 for Mr. Denny. These amounts also represent the outstanding balances as of March 30, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth the aggregate fees paid to PricewaterhouseCoopers LLP for audit services rendered in connection with the consolidated financial statements and reports for 2003 and 2002 and for other services rendered during 2003 and 2002 on behalf of the Company and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services (amounts in thousands):

                                                              2003    2002
                                                              ----   ------
Audit fees..................................................  $433   $  508
Audit related fees..........................................   209      360
Tax fees....................................................    81      103
All other fees..............................................   216      149
                                                              ----   ------
Total.......................................................  $939   $1,120
                                                              ====   ======

AUDIT FEES

     Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and the reviews of interim financial statements in the Company's Form 10-Q reports.

AUDIT-RELATED FEES

     Consists of fees billed for services related to employee benefit plan audits, the issuance of consents and comfort letters, and consultations concerning financial accounting and reporting standards.

TAX FEES

     Tax fees represent fees for tax compliance, tax consulting and tax planning.

ALL OTHER FEES

     Consists of fees for a process improvement project completed in 2003 and for other miscellaneous services not reported above.

AUDIT PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

     The Audit Committee pre-approves all audit and permissible non-audit services provided by PricewaterhouseCoopers LLP. These services may include audit services, audit-related services, tax services and other services.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report.

1.  FINANCIAL STATEMENTS

     The following documents are filed as part of this Report:

        Report of Independent Auditors.

        Consolidated Balance Sheets at December 31, 2003 and 2002.

        Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

        Consolidated Statements of Stockholders' Equity (Deficit) and of Comprehensive Loss for the Years Ended December 31, 2003, 2002 and 2001.

        Notes to Consolidated Financial Statements.

2.  FINANCIAL STATEMENT SCHEDULE

     The following financial statement schedule of Penton Media, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Penton Media, Inc.:

          Schedule II -- Valuation and Qualifying Accounts.

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.  EXHIBITS

EXHIBIT NO.                         DESCRIPTION OF DOCUMENT
-----------                         -----------------------
      3.1         Restated Certificate of Incorporation of the Registrant
                  (filed as Exhibit 3.1 to the Company's Form 10-Q on August
                  14, 2002, and incorporated herein by reference).
      3.2         Certificate of Designation of Series A Junior Participating
                  Preferred Stock of Penton Media, Inc. (filed as Exhibit 4.1 to the Company's Form 8-K on June 12, 2000, and incorporated herein by reference).
      3.3         Amended Certificate of Designations, Preferences and Rights
                  of the Series B Convertible Preferred Stock of Registrant
                  (filed as Exhibit 3.1 to the Company's Form S-3/A on June 4,
                  2002, and incorporated herein by reference).
      3.4         Amended and Restated Bylaws of the Registrant (filed as
                  Exhibit 3.3 to the Company's Form 10-Q on August 14, 2002,
                  and incorporated herein by reference).
      4.1         Indenture, dated as of March 28, 2002, by and among Penton
                  Media, Inc., the Subsidiary Guarantors named therein and
                  U.S. Bank National Association, as Trustee (filed as Exhibit
                  4.1 to the Company's Form S-4 on June 26, 2002, and
                  incorporated herein by reference).
      4.2         Pledge and Security Agreement, dated as of March 28, 2002, by and among Penton Media, Inc., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee
                  (filed as Exhibit 4.3 to the Company's Form S-4 on June 26,
                  2002, and incorporated herein by reference).
      4.3         Intercreditor Agreement, dated as of March 28, 2002, by and between U.S. Bank National Association and The Bank of New
                  York (filed as Exhibit 4.4 to the Company's Form S-4 on June
                  26, 2002, and incorporated herein by reference).
      4.4         Form of Warrants to purchase common stock of Penton Media,
                  Inc. (filed as Exhibit 4.1 to the Company's Form 8-K on
                  March 19, 2002, and incorporated herein by reference).

EXHIBIT NO.                         DESCRIPTION OF DOCUMENT
-----------                         -----------------------
      4.5         Indenture, dated as of June 28, 2001, between Penton Media,
                  Inc., as issuer, the Subsidiary Guarantors named herein, and
                  The Bank of New York, as Trustee, including the form of the
                  Company's 10.375% Senior Subordinated Notes due June 15,
                  2011 attached as Exhibit A thereto (filed as Exhibit 4.1 to the Company's Form 10-Q on August 14, 2001, and incorporated herein by reference).
     10.1         Amended and Restated Series B Convertible Preferred Stock
                  and Warrant Purchase Agreement, dated as of March 18, 2002, among Penton Media, Inc. and the investors listed on
                  Schedule 1 attached thereto (the "Investors"), (filed as
                  Exhibit 10.1 to the Company's Form 8-K on March 19, 2002,
                  and incorporated herein by reference).
     10.2         Amendment No. 1 to the Amended and Restated Series B
                  Convertible Preferred Stock and Warrant Purchase Agreement
                  (filed as Exhibit 10.3 to the Company's Form S-3/A on June
                  4, 2002, and incorporated herein by reference).
     10.3         Registration Rights Agreement (filed as Exhibit 10.2 to the
                  Company's Form 8-K on March 19, 2002, and incorporated
                  herein by reference).
     10.4         Loan and Security Agreement by and among Penton Media, Inc.
                  as borrower and the Lenders that are signatories hereto, as the Lenders, and Wells Fargo Foothill, Inc., as the arranger and administrative agent (filed as Exhibit 10.1 to the
                  Company's Form 8-K on August 15, 2003, and incorporated
                  herein by reference).

                                   MANAGEMENT CONTRACTS AND COMPENSATORY PLANS

     10.6         Penton Media, Inc. Retirement Savings Plan (filed as Exhibit
                  4.3 to the Company's Form S-8 on August 27, 1998, and incorporated herein by reference).
     10.7         Penton Media, Inc. Management Stock Purchase Plan (filed as
                  Exhibit 4.3 to the Company's Form S-8 on March 21, 2000, and incorporated herein by reference).
     10.8         Penton Media, Inc. Employee Stock Purchase Plan (filed as
                  Exhibit 4.3 to the Company's Form S-8 on November 17, 1999, and incorporated herein by reference).
     10.9         Penton Media, Inc. Amended and Restated 1998 Director Stock
                  Option Plan (filed as Exhibit 10.4 to the Company's Form
                  10-Q on August 14, 2001, and incorporated herein by reference).
     10.10        Penton Media, Inc. Amended and Restated 1998 Equity and
                  Performance Incentive Plan (filed as Exhibit 10.5 to the
                  Company's Form 10-Q on August 14, 2001, and incorporated herein by reference).
     10.11 Penton Media, Inc. Retirement Plan (filed as Exhibit 10.9 to the Company's Registration Statement No. 333-56877, and incorporated herein by reference).
     10.12        Penton Media, Inc. Senior Executive Bonus Plan (filed as
                  Exhibit 10.8 to the Company's Form 10-K on March 30, 2000, and incorporated herein by reference).
     10.13        Penton Media, Inc. Supplemental Executive Retirement Plan
                  (as Amended and Restated Effective as of January 1, 2000
                  (filed as Exhibit 10.9 to the Company's Form 10-K on March
                  30, 2000, and incorporated herein by reference).
     10.14        Employment Agreement, dated July 16, 1998, between Penton
                  Media, Inc. and David Nussbaum (filed as Exhibit 10.4 to the
                  Company's Form 10-Q on November 16, 1998 and incorporated herein by reference).
     10.15        Amendment to the Employment Agreement, dated December 11,
                  2001, between Penton Media, Inc. and David Nussbaum, (filed as Exhibit 10.12 to the Company's Form 10-K on March 21,
                  2002, and incorporated herein by reference).
     10.16 Restated Employment Agreement, dated February 5, 1999, between Penton Media, Inc. and Thomas Kemp (filed as Exhibit
                  10.13 to the Company's Form 10-K on March 31, 1999 and incorporated herein by reference).
     10.17        Amendment to the Restated Employment Agreement, dated
                  December 11, 2001, between Penton Media, Inc. and Thomas L.
                  Kemp, (filed as Exhibit 10.13 to the Company's Form 10-K on
                  March 21, 2002, and incorporated herein by reference).

EXHIBIT NO.                         DESCRIPTION OF DOCUMENT
-----------                         -----------------------
     10.18        Restated Employment Agreement, dated February 10, 1999,
                  between Penton Media, Inc. and Daniel J. Ramella (filed as
                  Exhibit 10.14 to the Company's Form 10-K on March 31, 1999
                  and incorporated herein by reference).
     10.19        Amendment to the Restated Employment Agreement, dated
                  December 11, 2001, between Penton Media, Inc. and Daniel J.
                  Ramella, (filed as Exhibit 10.14 to the Company's Form 10-K on March 21, 2002, and incorporated herein by reference).
     10.20        Employment Agreement, dated August 24, 1999, between Penton
                  Media, Inc. and Preston L. Vice (filed as Exhibit 10.17 to the Company's Form 10-K on March 30, 2000 and incorporated herein by reference).
     10.21        Amendment to the Employment Agreement, dated December 11,
                  2001, between Penton Media, Inc. and Preston L. Vice, (filed as Exhibit 10.17 to the Company's Form 10-K on March 21,
                  2002, and incorporated herein by reference).
     10.22        Employment Agreement, dated October 15, 2000, between Penton
                  Media, Inc. and Darrell Denny, (filed as Exhibit 10.18 to
                  the Company's Form 10-K on March 30, 2000, and incorporated herein by reference).
     10.23        Amendment to the Employment Agreement, dated December 11,
                  2001, between Penton Media, Inc. and Darrell Denny, (filed as Exhibit 10.18 to the Company's Form 10-K on March 21,
                  2002, and incorporated herein by reference).
     10.24        Employment Agreement dated May 14, 2003, between Penton
                  Media, Inc. and William C. Donohue, filed herewith.
     21.          Subsidiaries of Penton Media, Inc.
     23.          Consent of the Independent Accountants.
     24.          Powers of Attorneys.
     31.1         Principal executive officer's certification pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2         Principal financial officer's certification pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
     32           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

        DATE OF REPORT                                         ITEMS REPORTED
        --------------                                         --------------
        November 6, 2003...............  Item 7.   Financial Statements, Pro Forma Financial
                                                   Information and Exhibits
                                         Item 12.  Results of Operations and Financial Condition
        November 20, 2003..............  Item 7.   Financial Statements, Pro Forma Financial
                                                   Information and Exhibits
                                         Item 9.   Regulation FD Disclosure
                                         Item 12.  Results of Operations and Financial Condition

     (c) Exhibits

         See subsection (a)(3) above.

     (d) Financial Statement schedules

         Not applicable.

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

                                          PENTON MEDIA, INC.

                                          By: /s/ PRESTON L. VICE
                                            ------------------------------------
                                            Name: Preston L. Vice
                                            Title: Chief Financial Officer

Dated: March 30, 2004

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 30, 2004.

                   SIGNATURE                                             TITLE
                   ---------                                             -----

/s/ THOMAS L. KEMP                                 Chairman of the Board, Chief Executive Officer and
------------------------------------------------   Director (Principal Executive Officer)
Thomas L. Kemp


/s/ PRESTON L. VICE                                Chief Financial Officer and Secretary
------------------------------------------------   (Principal Financial and Accounting Officer)
Preston L. Vice


/s/  *                                             Director
------------------------------------------------
Daniel C. Budde


/s/  *                                             Director
------------------------------------------------
Peni A. Garber


/s/  *                                             Director
------------------------------------------------
R. Douglas Greene


/s/ *                                              Director
------------------------------------------------
King Harris


/s/  *                                             Director
------------------------------------------------
Vincent D. Kelly


/s/  *                                             Director
------------------------------------------------
Daniel J. Ramella


/s/  *                                             Director
------------------------------------------------
Edward J. Schwartz


/s/  *                                             Director
------------------------------------------------
Perry A. Sook

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

March 30, 2004

By: /s/ PRESTON L. VICE
    ----------------------------------
    Preston L. Vice
    Attorney-in-Fact

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                     BALANCE AT                             BALANCE AT
                                                     BEGINNING    CHARGES TO                  END OF
                                                      OF YEAR      EXPENSE     DEDUCTIONS      YEAR
                                                     ----------   ----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Allowance for Doubtful Accounts:
2003 -- Allowance for doubtful accounts............   $ 4,323      $ 2,162      $ (2,782)    $ 3,703
2002 -- Allowance for doubtful accounts............   $10,976      $ 8,303      $(14,956)    $ 4,323
2001 -- Allowance for doubtful accounts............   $ 3,863      $14,971      $ (7,858)    $10,976
Future Income Tax Benefits -- Valuation Allowance:
2003 -- Valuation allowance........................   $36,222      $19,037      $     --     $55,259
2002 -- Valuation allowance........................   $ 1,779      $35,973      $ (1,530)    $36,222
2001 -- Valuation allowance........................   $    --      $ 1,779      $     --     $ 1,779