Form 10-Q
period 2004-03-31
PENTON MEDIA INC
filed 2004-05-17
CIK 1062441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                     --------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14337

                               PENTON MEDIA, INC.
             (Exact Name of Registrant as Specified in its Charter)

  DELAWARE                                             36-2875386
  --------                                         -----------------
  (State of Incorporation)                         (I.R.S. Employer
                                                   Identification No.)

  1300 East Ninth Street, Cleveland, OH                     44114
  --------------------------------------                    -----
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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 7, 2004).

                         Common Stock: 33,507,320 shares

                               PENTON MEDIA, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at March 31, 2004 and December 31, 2003                             3

                  Consolidated Statements of Operations for the Three Months Ended
                     March 31, 2004 and 2003                                                                      5

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                     March 31, 2004 and 2003                                                                      6

                  Notes to Consolidated Financial Statements                                                      7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                               27

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     36

         Item 4.  Controls and Procedures                                                                        36

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                               37

         Signature                                                                                               38

         Exhibit index                                                                                           39

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED; DOLLARS IN THOUSANDS)

                                                                            March 31,       December 31,
                                                                              2004              2003
                                                                            --------        -----------
ASSETS

Current assets:
    Cash and cash equivalents                                               $ 30,450          $ 29,626
    Restricted cash                                                              193                 -
    Accounts receivable, less allowance for doubtful
      accounts of $3,282 and $3,703 in 2004 and 2003, respectively            32,812            29,721
    Notes receivable                                                             473               571
    Inventories                                                                  878               875
    Prepayments, deposits and other                                            6,325             4,898
                                                                            --------          --------
           Total current assets                                               71,131            65,691
                                                                            --------          --------

Property, plant and equipment:
    Land, buildings and improvements                                           8,493             8,639
    Machinery and equipment                                                   47,104            46,450
                                                                            --------          --------
                                                                              55,597            55,089
    Less: accumulated depreciation                                            37,775            36,286
                                                                            --------          --------
                                                                              17,822            18,803
                                                                            --------          --------

Other assets:
    Goodwill                                                                 214,411           214,411
    Other intangibles, less accumulated amortization of
      $13,813 and $13,189 in 2004 and 2003, respectively                      10,346            10,883
    Other non-current assets                                                   8,212             9,102
                                                                            --------          --------
                                                                             232,969           234,396
                                                                            --------          --------
                                                                            $321,922          $318,890
                                                                            ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
       (UNAUDITED; DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        March 31,          December 31,
                                                                                          2004                 2003
                                                                                        ---------          -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                                    $   7,898           $   6,300
    Accrued compensation and benefits                                                       9,045               7,158
    Other accrued expenses                                                                 29,698              19,216
    Unearned income, principally trade
      show and conference deposits                                                         19,351              24,780
                                                                                        ---------           ---------
           Total current liabilities                                                       65,992              57,454
                                                                                        ---------           ---------

Long-term liabilities and deferred credits:
    Senior secured notes, net of discount                                                 156,946             156,915
    Senior subordinated notes, net of discount                                            171,773             171,698
    Net deferred pension credits                                                           10,905              11,040
    Other non-current liabilities                                                           8,495               9,163
                                                                                        ---------           ---------
                                                                                          348,119             348,816
                                                                                        ---------           ---------

Commitments and contingencies

Minority interest                                                                           2,460               2,487

Mandatorily redeemable convertible preferred stock, par value $0.01 per share;
    50,000 shares authorized, issued and outstanding;
    redeemable at $1,000 per share                                                         60,253              55,060

Redeemable common stock, par value $0.01 per share; 4,191
    shares issued and outstanding at December 31, 2003                                          -                   2

Stockholders' deficit:
    Preferred stock, par value $0.01 per share; 1,950,000 shares
      authorized; none issued or outstanding                                                    -                   -
    Common stock, par value $0.01 per share; 155,000,000 shares authorized; 33,496,070 and 33,220,877 shares issued and outstanding
      at March 31, 2004 and December 31, 2003, respectively                                   333                 332
    Capital in excess of par value                                                        221,343             226,266
    Retained deficit                                                                     (372,656)           (367,449)
    Notes receivable from officers, less reserve of $7,600 at
      December 31, 2003 and March 31, 2004                                                 (1,904)             (1,897)
    Accumulated other comprehensive loss                                                   (2,018)             (2,181)
                                                                                        ---------           ---------
                                                                                         (154,902)           (144,929)
                                                                                        ---------           ---------
                                                                                        $ 321,922           $ 318,890
                                                                                        =========           =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       (UNAUDITED; DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                               2004              2003
                                                                            --------           --------
Revenues                                                                    $ 54,467           $ 54,392
                                                                            --------           --------

Operating expenses:
    Editorial, production and circulation                                     21,381             22,353
    Selling, general and administrative (including $2.4 million of
         executive separation costs in 2004)                                  24,499             23,641
    Restructuring and other charges (credits)                                    868                (84)
    Depreciation and amortization                                              3,016              3,722
                                                                            --------           --------
                                                                              49,764             49,632
                                                                            --------           --------

Operating income                                                               4,703              4,760

Other income (expense):
    Interest expense                                                          (9,458)           (10,338)
    Interest income                                                              102                109
    Other, net                                                                    (6)              (374)
                                                                            --------           --------
                                                                              (9,362)           (10,603)
                                                                            --------           --------

Loss from continuing operations before income taxes                           (4,659)            (5,843)

Provision for income taxes                                                      (548)              (126)
                                                                            --------           --------

Loss from continuing operations                                               (5,207)            (5,969)

Discontinued operations:
    Income from discontinued operations (including
      gain on disposal of $1.4 million in 2003), net of taxes                      -                866
                                                                            --------           --------

Net loss                                                                      (5,207)            (5,103)
Amortization of deemed dividend and accretion
    of preferred stock                                                        (5,193)              (655)
                                                                            --------           --------
Net loss applicable to common stockholders                                  $(10,400)          $ (5,758)
                                                                            ========           ========

Net loss per common share - basic and diluted:
    Loss from continuing operations applicable
         to common stockholders                                             $  (0.31)          $  (0.20)
    Discontinued operations, net of taxes                                          -               0.03
                                                                            --------           --------
Net loss applicable to common stockholders                                  $  (0.31)          $  (0.17)
                                                                            ========           ========

Weighted-average number of shares outstanding:
    Basic and diluted                                                         33,536             33,118
                                                                            ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED; DOLLARS IN THOUSANDS)

                                                                      Three Months Ended
                                                                           March 31,
                                                                    2004               2003
                                                                  --------           --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         $  2,040           $ 47,265
                                                                  --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (875)              (562)
    Earnouts paid                                                        -                 (7)
    Decrease (increase) in restricted cash                            (193)                48
    Proceeds from sale of Professional Trade Shows group                 -              3,250
                                                                  --------           --------
Net cash provided by (used for) investing activities                (1,068)             2,729
                                                                  --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of senior secured credit facility                          -             (4,500)
    Decreases in notes receivable                                       98              1,758
    Employee stock purchase plan payments                                -                (32)
    Proceeds from repayment of officers loans                            -                250
    Payment of financing costs                                           -                (97)
    Decrease in book overdrafts                                       (220)              (494)
                                                                  --------           --------
Net cash used for financing activities                                (122)            (3,115)
                                                                  --------           --------

Effect of exchange rate changes on cash                                (26)               (17)
                                                                  --------           --------

Net increase in cash and cash equivalents                              824             46,862
Cash and cash equivalents at beginning of period                    29,626              6,771
                                                                  --------           --------
Cash and cash equivalents at end of period                        $ 30,450           $ 53,633
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

The accompanying unaudited interim consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation. These reclassifications did not change previously reported net income (loss), cash flows or stockholders' deficit.

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

The weighted-average fair value of options granted during the first three months of 2004 and 2003 was $0.84 and $0.32, respectively. The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model, under the following assumptions:

                                    2004          2003
                                  -------       -------
Risk-free interest rate             3.65%         3.62%
Dividend yield                      0.00%         0.00%
Expected volatility               136.29%       104.79%
Expected life                     7 years       7 years

Had compensation cost for Penton's stock-based compensation plans been determined based on the fair value methodologies consistent with SFAS 123, Penton's net loss and earnings per share for the three months ended March 31, 2004 and 2003 would have been as follows (in thousands, except per share data):

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                              2004        2003
                                                                           ---------   ---------
Net loss applicable to common stockholders:
As reported                                                                $ (10,400)  $  (5,758)
Add: Compensation expense included in net loss applicable to common
   stockholders, net of related tax effects                                      127         920
Less: Total stock-based compensation expense determined under fair
   value based methods for all awards, net of related tax effects.......        (360)     (1,291)
                                                                           ---------   ---------
Pro forma...............................................................   $ (10,633)  $  (6,129)
                                                                           =========   =========

Basic and diluted earnings per share:
   As reported..........................................................   $   (0.31)  $   (0.17)
   Pro forma............................................................   $   (0.32)  $   (0.19)

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132-R"). The provisions of this statement do not change the measurement and recognition provisions of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132-R replaces SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and adds additional disclosures. SFAS 132-R is effective for fiscal years ending after December 15, 2003. The Company adopted SFAS 132-R as of December 31, 2003 and has included all required disclosures in these consolidated financial statements.

In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" was issued which, among other things, provides guidance on identifying variable interest entities ("VIE") and determining when assets, liabilities, non-controlling interests, and operating results of a VIE should be included in a company's consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision of FIN 46 ("FIN 46-R"), clarifying certain provisions and partially deferring the effective dates. The Company presently does not hold an interest in a variable interest entity; therefore, application of FIN 46-R has not affected the Company's financial statements, results of operations or disclosures.

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue 03-6, "Participating Securities and the Two-Class Method Under FASB Statement 128, Earnings Per Share" ("EITF 03-6"). EITF 03-6 addresses the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. EITF 03-6 is effective for the quarter ended June 30, 2004 and requires the restatement of previously reported earnings per share. The Company does not expect the adoption of this Issue to have an effect on its earnings per share as the Company currently uses the two-class method for its participating securities.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - GOODWILL AND OTHER INTANGIBLES

There were no changes in the Company's goodwill for the first three months of 2004. Following is a summary, by business segment, of the balances in goodwill as of March 31, 2004 (in thousands):

                                                             GOODWILL
                                       -----------------------------------------------------
                                          DECEMBER 31,                         MARCH 31,
                                             2003           ACTIVITY              2004
                                       ----------------  --------------    -----------------
Industry                               $         36,278  $            -    $          36,278
Technology                                       67,385               -               67,385
Lifestyle                                        84,924               -               84,924
Retail                                           25,824               -               25,824
                                       ----------------  --------------    -----------------
Total                                  $        214,411  $            -    $         214,411
                                       ================  ==============    =================

At March 31, 2004, other intangibles recorded in the consolidated balance sheets are comprised of the following (in thousands):

                                                         GROSS                                NET
                                                       CARRYING         ACCUMULATED           BOOK
                                                         VALUE          AMORTIZATION         VALUE
                                                     ------------      -----------        -----------
Trade names                                          $      5,277      $    (3,883)       $     1,394
Mailing/exhibitor lists                                     9,408           (5,087)             4,321
Advertiser relationships                                    7,200           (3,603)             3,597
Subscriber relationships                                    2,100           (1,075)             1,025
Noncompete agreements                                         174             (165)                 9
                                                     ------------      -----------        -----------
     Balance at March 31, 2004                       $     24,159      $   (13,813)       $    10,346
                                                     ============      ===========        ===========

Other intangibles are being amortized over 3 to 10 years. Total amortization expense for the three months ended March 31, 2004 and 2003 were $0.6 million and $1.1 million, respectively. Amortization expense estimated for these intangibles for 2004 through 2008 are as follows (in thousands):

 YEAR ENDED
DECEMBER 31,         AMOUNT
------------         ------
    2004           $    2,474
    2005           $    2,441
    2006           $    2,214
    2007           $    1,300
    2008           $      404

NOTE 3 - DISPOSALS

At December 31, 2002, the net assets of our Professional Trade Shows ("PTS") were classified as held for sale. The sale was completed in January 2003 for approximately $3.8 million, including an earnout of $0.6 million based on reaching certain performance objectives in 2003, which were not met. The sale resulted in a gain of approximately $1.4 million, which was recorded in the first quarter of 2003. The results of PTS are reported as discontinued operations for all periods presented. PTS was part of our Industry segment.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Operating results for the discontinued operations for the three months ended March 31, 2003 are as follows (in thousands):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                                   2003
                                                            ------------------
Revenues                                                        $         -
                                                                ===========

Loss from operations, net of taxes                              $      (521)
Gain on sale of properties, net of taxes                              1,387
                                                                -----------
Income from discontinued operations                             $       866
                                                                ===========

NOTE 4 - DEBT

LOAN AND SECURITY AGREEMENT

In August 2003, the Company replaced its senior secured credit facility with a new four-year loan and security agreement. Pursuant to the terms of the revolving loan and security agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.5x the Company's last twelve months adjusted EBITDA measured monthly during the first year, 2.25x during the second year and 2.0x thereafter; (iii) 40% of the Company's last six months of revenues; or (iv) 25% of the Company's enterprise value, as determined annually by a third party. The revolving credit facility bears interest at LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months adjusted EBITDA to 2.5x through March 31, 2004, 2.25x from June 30, 2004 through March 31, 2005 and 2.0x thereafter. The loan agreement permits the Company to sell assets of up to $12.0 million in the aggregate during the term or $5.0 million in any single asset sale; and complete acquisitions of up to $5.0 million per year. Included in the loan agreement are two stand-by letters of credit of $0.1 million and $0.2 million, respectively, required by two of the Company's facility leases. The amounts of the letters of credit reduce the availability under the credit facility. As of March 31, 2004, no amounts were drawn under the stand-by letters of credit. Costs representing bank fees and other professional fees of $1.9 million are being amortized over the life of the loan agreement. As of March 31, 2004, $39.7 million was available under the loan agreement. There were no amounts outstanding.

The loan and security agreement contains several provisions, which could have a significant impact as to the classification as well as the acceleration of payments for borrowings outstanding under the agreement, including the following: (i) the obligation of the lender to provide any advances under the loan agreement is subject to no material adverse change events; (ii) reserves may be established against the borrowing base for sums that the Company is required to pay, such as taxes and assessments and other types of required payments, and has failed to pay; (iii) in the event of a default under the loan agreement, the lender has the right to direct all cash that is deposited in the Company's lock boxes to be sent to the lender to pay down outstanding borrowings; (iv) the loan agreement establishes cross-defaults to the Company's other indebtedness (such as the Senior Secured Notes and Senior Subordinated Notes) such that a default under the loan agreement could cause a default under the note agreements and vice versa; however, default-triggering thresholds are different in the loan agreement and the notes; (v) if the Company is in default of any material agreement to which it is a party and the counter-party to that agreement has the right to terminate such agreement as a result of the default, this constitutes an event of default under the loan agreement. Under the loan agreement, the lenders reserve the right to deem the notes in default, and in those limited circumstances, could accelerate payment of the outstanding loan balances should the Company undergo a material adverse event. Even though the criteria defining a material adverse event are subjective, the Company does not believe exercise of the lenders' right is probable nor does it foresee any material adverse events in 2004. In addition, the Company believes that the note agreements are long-term in nature. Accordingly, the Company continues to classify its loans as long term. At March 31, 2004, the Company was in compliance with all of the above provisions.

SENIOR SECURED CREDIT FACILITY

In January 2003, the Company amended its senior secured credit facility, and as previously noted, this facility was replaced in August 2003. The amendment permitted the Company to sell certain properties in excess of the $5.0 million aggregate limit required by the original amended agreement. In return, the revolving commitment was ultimately reduced from $40.0

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

million to $20.1 million. The reduction of the revolver resulted in the write-off of unamortized financing fees of $0.9 million. This charge has been classified as part of interest expense on the consolidated statements of operations in 2003.

SENIOR SECURED NOTES

In March 2002, Penton issued $157.5 million of 11-7/8% senior secured notes (the "Secured Notes") due in 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes were offered at a discount of $0.8 million, which is being amortized using the interest method, over the term of the Secured Notes. Amortization of the discount was immaterial for the three months ended March 31, 2004 and 2003.

SENIOR SUBORDINATED NOTES

In June 2001, Penton issued $185.0 million of 10-3/8% senior subordinated notes (the "Subordinated Notes") due in 2011. Interest is payable on the Subordinated Notes semiannually on June 15 and December 15. The Subordinated Notes were offered at a discount of $4.2 million, which is being amortized using the interest method, over the term of the Subordinated Notes. Amortization of the discount was approximately $0.1 million for the three months ended March 31, 2004 and 2003.

INTEREST PAYMENTS

No interest payments were made in the first quarter of 2004 or 2003. At March 31, 2004 and December 31, 2003, interest of $14.6 million and $5.4 million were accrued for, respectively, and included in other accrued expenses on the balance sheet.

NOTE 5 - MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

PREFERRED STOCK LEVERAGE RATIO EVENT OF NON-COMPLIANCE

At March 31, 2004, an event of non-compliance continues to exist under our Series B Convertible Preferred Stock (the "preferred stock") because the Company's leverage ratio of 13.2 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. Upon the occurrence of this event of non-compliance, the 5% per annum dividend rate on the preferred stock increased by one percentage point as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to the current maximum rate of 10% per annum. The conversion price of the preferred stock decreased by $0.76 as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to its maximum reduction related to this event of non-compliance of $3.80 per share. The conversion price is currently $3.81. The conversion price will adjust to what it would have been absent such event (to the extent of any preferred shares still outstanding) once the leverage ratio is less than 7.5. Furthermore, the dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5. Under the preferred stock agreement, if the leverage ratio exceeds 7.5 for four consecutive quarters, the preferred stockholders will have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. As of December 31, 2003, the leverage ratio had exceeded 7.5 for four consecutive quarters giving the preferred stockholders the right to cause the Company to seek a buyer. If the Company had been sold on March 31, 2004, the bondholders would have been entitled to receive $335.8 million and the preferred stockholders would have been entitled to receive $226.6 million before the common stockholders would have received any amounts for their common shares. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or the loan agreement. As such, there is no acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences have not resulted in any cash outflow from the Company.

Under the conversion terms of the preferred stock, each holder has a right to convert dividends into additional shares of common stock. At March 31, 2004, no dividends have been declared. However, in light of each holder's conversion right and considering the increase in the dividend rate and the concurrent reduction of the conversion price as noted above, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). All such accruals have been reported as an increase in the carrying value of the preferred stock and a charge to capital in excess of par value in light of the stockholders' deficit. See Note 17 - Subsequent Events.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

REDEEMABLE COMMON STOCK

At December 31, 2003, the Company had classified 4,191 common shares outside of stockholders' deficit because the redemption of the stock was not within the control of the Company. Redeemable common stock relates to common stock that may be subject to rescissionary rights. The purchase of common stock by certain employees in the Company's 401(k) plan from May 2001 through March 2003 was not registered under the federal securities laws. As a result, such purchasers of our common stock during that period may have had the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. On March 14, 2004, all possible rescissionary rights expired.

MANAGEMENT STOCK PURCHASE PLAN

For the three months ended March 31, 2004 and 2003, respectively, an immaterial amount of expense was recognized related to the Management Stock Purchase Plan. In February 2004, a total of 595 restricted stock units ("RSUs") were granted at $0.84 per share, which represents 80% of the fair market value of Penton stock on the date of grant. During the first three months of 2004, 11,217 shares of the Company's common stock were issued under this plan leaving a balance of 95,770 RSU's outstanding at March 31, 2004.

EQUITY AND PERFORMANCE INCENTIVE PLAN

Stock Options

In February 2004, 473,700 options were granted to certain executives and other eligible employees at an exercise price of $0.90 per share. During the first three months of 2004, 17,000 options were exercised. At March 31, 2004, 2,338,380 options are outstanding.

Deferred Shares

For the three months ended March 31, 2004 and 2003, approximately $0.1 million and $0.9 million, respectively, were recognized as expense related to deferred shares. In February 2004, 445,000 deferred shares were granted to certain executives and 400,056 shares of the Company's common stock were issued under this plan. At March 31, 2004, 445,000 deferred shares remain outstanding.

Performance Shares

For the three months ended March 31, 2004, no compensation expense was recognized related to performance shares. For the three months ended March 31, 2003, an immaterial amount was credited to compensation expense, which resulted from the decrease in the Company's stock price. At March 31, 2004, a total of 381,250 performance shares remain outstanding, of which 11,250 shares have been earned. Performance shares are not issuable until earned.

PERFORMANCE UNITS

In the second quarter of 2003, the Company granted 490,155 performance units to certain key executives. Subject to the attainment of certain performance goals over a three-year period from January 1, 2003 through December 31, 2005, each grantee can earn a cash award in respect to each performance unit. For the three months ended March 31, 2004, approximately $0.1 million was recognized as expense related to these performance units.

TREASURY STOCK

In the first quarter 2004, 157,271 shares were returned to the Company by executives to cover taxes for deferred shares issued during the quarter. Treasury stock is carried at cost and is recorded as a net decrease in capital in excess of par value.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - EMPLOYEE BENEFIT PLANS

Effective January 1, 2004, the Company's defined benefit plan was amended to freeze benefit accruals. Beginning in 2004, the Company began providing benefits by contributing to a new retirement account in the 401(k) Plan, which has been renamed the Penton Media, Inc. Retirement and Savings Plan ("RSP"). Thus, the RSP will include the new retirement account and the "old" 401(k) savings account. There are no changes to the 401(k) savings account as a result of this change. Beginning in 2004, the Company will make monthly contributions to each employee's retirement account equal to between 3% and 6% of the employee's annual salary, based on age and years of service. The Company's contributions become fully vested once the employee has completed five years of service. The Company expects to make contributions to the RSP of approximately $1.8 million in 2004. During the first three months of 2004, contributions of $0.5 million were made.

Effective January 1, 2004, Penton's supplemental executive retirement plan ("SERP") was amended to freeze benefits. In place of the SERP, the Company will accrue an amount equal to between 3% and 6% of the participants eligible salary plus an investment return equal to the Moody's Aa Corporate Bond note. The accrued percentage is based on each executive's age and years of service.

The following table summarizes the components of our defined benefit pension expenses and SERP pension expense for the three months ended March 31, 2004 and 2003 (in thousands):

                                                          RETIREMENT PLAN                      SERP
                                                       ---------------------           --------------------
                                                       2004            2003            2004           2003
                                                       -----           -----           -----          -----
Service cost ................................              -             468               -             18
Interest cost ...............................            612             660              13             13
Expected return on plan assets ..............           (721)           (751)              -              -
Amortization of prior service costs .........              -              17               -              7
Amortization of actuarial gain ..............            (26)           (138)              -              -
                                                       -----           -----           -----          -----
   Net periodic benefit cost (benefit) ......          $(135)          $ 256           $  13          $  38
                                                       =====           =====           =====          =====

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expects to contribute $1.5 million to its defined benefit plan in 2004. As of March 31, 2004, no contribution has been made.

NOTE 8 - EARNINGS PER SHARE

Earnings per share have been computed pursuant to the provisions of SFAS No. 128, "Earnings Per Share." Computations of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003 are as follows (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           2004                 2003
                                                       -----------           -----------
Net loss applicable to common stockholders             $   (10,400)          $    (5,758)
                                                       ===========           ===========
Number of shares:
     Weighted average shares outstanding -
       basic and diluted                                    33,536                33,118
                                                       ===========           ===========

Per share amount:
     Loss applicable to common stockholders -
        basic and diluted                              $     (0.31)          $     (0.17)
                                                       ===========           ===========

Our preferred stock and RSUs are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the preferred stock and the RSUs as if the preferred stock and the RSUs had been converted into common stock. EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share" requires that the participating securities be included in the computation of basic earnings per share if the effect of inclusion is dilutive. Vested RSUs and deferred shares are always

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

included in the computation of basic earnings per share as they are considered equivalent to common stock. For participating securities, the Company's accounting policy requires the use of the two-class method to determine whether the inclusion of such securities is dilutive. To the extent not included in basic earnings per share, the redeemable preferred stock and the non-vested RSUs are considered in the diluted earnings per share calculation under the "if-converted" method and "treasury stock" method, respectively. At March 31, 2004 and 2003, redeemable preferred stock and non-vested RSUs were excluded from the calculation of basic earnings per share as the results were anti-dilutive.

Due to the loss from continuing operations for the three months ended March 31, 2004, 2,338,380 stock options, 381,250 performance shares, 445,000 non-vested deferred shares, 83,882 non-vested RSUs, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive. Due to the loss from continuing operations for the three months ended March 31, 2003, 2,124,305 stock options, 471,487 performance shares, 538,968 non-vested deferred shares, 120,329 non-vested RSUs, 50,000 redeemable preferred shares, and 1,600,000 warrants were excluded from the calculation of diluted earnings per share as the result would have been anti-dilutive.

NOTE 9 - COMPREHENSIVE LOSS

Comprehensive loss represents net loss plus the results of certain stockholders' equity changes not reflected in the consolidated statements of operations. The after-tax component of comprehensive loss for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          2004             2003
                                                          ----             ----
Net loss                                                $(5,207)          $(5,103)
Other comprehensive loss:
  Change in accumulated translation adjustment              164               336
                                                        -------           -------
Total comprehensive loss                                $(5,043)          $(4,767)
                                                        =======           =======

NOTE 10 - RELATED PARTY TRANSACTIONS

During the first quarter of 2004, the Company recorded $2.4 million of severance and other related costs as part of the separation of the Company's Chief Executive Officer as announced on March 24, 2004. Actual amounts may differ based on final negotiations of a separation agreement. Accordingly, the Company may record future adjustments. At March 31, 2004, this amount is included in accrued compensation and benefits on the accompanying consolidated balance sheets.

In the first quarter 2004, 157,271 shares were returned to the Company by executives to cover taxes for deferred shares issued during the quarter.

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

At March 31, 2004, Neue Medien Ulm Holdings GmbH ("Neue Medien") owed PM Germany, a consolidated subsidiary, $0.4 million. This amount is classified on the consolidated balance sheets as notes receivable. Neue Median and Penton jointly own PM Germany. The notes are due on demand and bear interest at the German Federal rate plus 3%, or 4.14% at March 31, 2004.

NOTE 11 - INCOME TAXES

The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). In the first quarter of 2004 the Company recorded a valuation allowance of $0.4 million against its net foreign deferred tax assets. In recording the valuation allowance, management considered it more likely than not that all of the foreign net deferred tax asset would not be realized. As of December 31, 2003 and March 31,

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2004 the valuation allowance for its net deferred tax assets and net operating loss carryforwards totaled $55.3 million and $56.8 million, respectively.

In January 2003, the Company received a tax refund of $52.7 million. This amount is included in net cash provided by operating activities in the condensed consolidated statements of cash flows.

NOTE 12 - CONTINGENCIES

In connection with the acquisition of Mecklermedia Corporation in 1998, a lawsuit was brought against the Company on December 1, 1998 by Ariff Alidina (the "Plaintiff"), a former stockholder of Mecklermedia Corporation, in the United States Federal District Court in the Southern District of New York for an unspecified amount, as well as other relief. The Plaintiff had claimed that the Company violated the federal securities laws by selling Mr. Meckler, a beneficial owner of approximately 26% of the shares of Mecklermedia, an 80.1% interest in Jupitermedia Corporation for what the Plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia Corporation than was paid to other stockholders of Mecklermedia Corporation. On May 16, 2001, the United States District Court for the Southern District of New York granted the Plaintiff's motion for certification of a class consisting of all former stockholders of Mecklermedia who tendered their shares in the tender offer. By letter dated November 3, 2003, plaintiffs' counsel informed the Court that a settlement had been reached in this case and that a request for preliminary approval of the settlement will be submitted to the Court once the settlement papers are finalized. The parties have submitted papers to the Court and are awaiting its approval of the settlement. The class settlement fund will consist entirely of insurance proceeds.

In the normal course of business, Penton is subject to a number of lawsuits and claims, both actual and potential in nature. While management believes that resolution of existing claims and lawsuits will not have a material adverse effect on Penton's financial statements, management is unable to estimate the magnitude or financial impact of claims and lawsuits that may be filed in the future.

NOTE 13 - BUSINESS RESTRUCTURING CHARGES

In 2001, 2002, 2003 and the first quarter 2004, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, the consolidation and closure of over 30 facilities, and the cancellation of various contracts. The costs associated with restructuring activities are included in restructuring and other charges in the accompanying consolidated statements of operations.

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

2004 RESTRUCTURING PLAN

Due to the slow recovery in several markets that we serve, the Company recorded restructuring charges of $0.7 million related primarily to personnel costs in the first quarter 2004. These costs are associated with the elimination of 21 employees, primarily in the United States. As of March 31, 2004, the elimination of 16 positions and payments of $0.1 million had been completed.

Activity and liability balances related to the 2004 restructuring plan are as follows (in thousands):

                                             SEVERANCE
                                             AND OTHER        OTHER
                                          PERSONNEL COSTS   EXIT COSTS         TOTAL
                                          ---------------   ----------         -----
Charged to costs and expenses                  $ 695           $  37           $ 732
Cash payments                                    (85)            (25)           (110)
                                               -----           -----           -----
Restructuring balance, March 31, 2004          $ 610           $  12           $ 622
                                               =====           =====           =====

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Payments of severance costs are expected to be completed in the second quarter 2005.

2003 RESTRUCTURING PLAN

In order to meet continued revenue challenges in 2003, the Company implemented a number of additional expense reduction and restructuring activities. The Company recorded restructuring charges of $4.7 million in 2003. Included in this amount is $2.5 million for personnel costs associated with the elimination of 85 positions, primarily in the United States. Furthermore, facility closing costs of $3.8 million relate primarily to the closure of one floor at the Company's corporate headquarters and the partial closure of one additional facility. This charge was offset by $2.3 million of estimated sublease income related to these facilities. The charge for other exit costs of $0.7 million relates primarily to equipment lease payments at closed office facilities, the cancellation of certain contracts, and broker commissions.

Activity and liability balances related to the 2003 restructuring plan are as follows (in thousands):

                                                 SEVERANCE
                                                 AND OTHER         FACILITY           OTHER
                                              PERSONNEL COSTS    CLOSING COSTS      EXIT COSTS          TOTAL
                                              ---------------    -------------      ----------          -----
Charged to costs and expenses                     $ 2,548           $ 1,505           $   661           $ 4,714
Adjustments                                            35               (11)                -                24
Cash payments                                      (1,105)             (500)             (233)           (1,838)
                                                  -------           -------           -------           -------
Restructuring balance, December 31, 2003            1,478               994               428             2,900
Adjustments                                            29                 -                 -                29
Cash payments                                        (774)             (102)             (105)             (981)
                                                  -------           -------           -------           -------
Restructuring balance, March 31, 2004             $   733           $   892           $   323           $ 1,948
                                                  =======           =======           =======           =======

Payments of severance costs are expected to be completed by the first quarter 2005. Facility closing costs and other exit costs, which consist of equipment leases, will be paid over their respective lease terms, which expire at various dates through 2010.

2002 RESTRUCTURING PLAN

In 2002, the Company announced a number of expense reduction and restructuring initiatives intended to further improve its operating cost structure. The actions include costs of $5.1 million related to the closure of nine additional offices worldwide. These amounts were offset in part by approximately $1.7 million related to our New York, NY and Burlingame, CA offices that we were able to sublease in 2002. In addition, the Company reduced the workforce by approximately 316 employees and recorded a liability for other contractual obligations related primarily to the cancellation of trade show venues, hotel contracts and service agreements. Adjustments of $1.7 million primarily relate to rent escalation provisions, which had not been taken into consideration when the original 2002 liability was recorded.

Activity and liability balances related to the 2002 restructuring plan are as follows (in thousands):

                                                SEVERANCE
                                                AND OTHER            FACILITY            OTHER
                                              PERSONNEL COSTS     CLOSING COSTS        EXIT COSTS           TOTAL
                                              ---------------     -------------        ----------           -----
Charged to costs and expenses                     $ 10,344           $  3,421           $  1,648           $ 15,413
Adjustments                                            200              1,705                 59              1,964
Cash payments                                       (5,440)              (693)              (967)            (7,100)
                                                  --------           --------           --------           --------
Restructuring balance, December 31, 2002             5,104              4,433                740             10,277
Adjustments                                            (45)              (604)               (92)              (741)
Cash payments                                       (4,928)            (1,469)              (375)            (6,772)
                                                  --------           --------           --------           --------
Restructuring balance, December 31, 2003               131              2,360                273              2,764
Adjustments                                             27                  -                  -                 27
Cash payments                                          (30)              (173)                 -               (203)
                                                  --------           --------           --------           --------
Restructuring balance, March 31, 2004             $    128           $  2,187           $    273           $  2,588
                                                  ========           ========           ========           ========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The balance of severance costs relate to an executive who will be paid through 2007. Other exit costs are expected to be paid in the second half of 2004, and obligations for the non-cancelable leases will be paid over their respective lease terms, which expire at various dates through 2010.

In 2002, restructuring charges of $1.0 million were classified as part of discontinued operations.

2001 RESTRUCTURING PLAN

During 2001, as part of a broad cost reduction initiative, the Company announced certain expense reduction initiatives, including a reduction in workforce, which reduced headcount by approximately 400 employees, the closure of more than 20 offices worldwide and other exit costs primarily related to the write-off of computerized software development costs. Adjustments to other exit costs of approximately $1.0 million in 2001 and $0.4 million in 2002 primarily relate to the reversal of certain restructuring initiatives that did not require the level of spending that had originally been estimated.

Activity and liability balances related to the 2001 restructuring plan are as follows (in thousands):

                                                  SEVERANCE
                                                  AND OTHER          FACILITY            OTHER
                                               PERSONNEL COSTS     CLOSING COSTS       EXIT COSTS           TOTAL
                                               ---------------     -------------       ----------           -----
Charged to costs and expenses                     $  6,774           $  8,669           $  4,364           $ 19,807
Adjustments                                            (23)                 -               (994)            (1,017)
Cash payments                                       (4,468)              (267)            (2,423)            (7,158)
                                                  --------           --------           --------           --------
Restructuring balance, December 31, 2001             2,283              8,402                947             11,632
Adjustments                                           (135)              (459)              (422)            (1,016)
Cash payments                                       (2,129)            (1,590)              (250)            (3,969)
                                                  --------           --------           --------           --------
Restructuring balance, December 31, 2002                19              6,353                275              6,647
Adjustments                                             (8)               598                 82                672
Cash payments                                          (11)            (1,304)              (357)            (1,672)
                                                  --------           --------           --------           --------
Restructuring balance, December 31, 2003                 -              5,647                  -              5,647
Adjustments                                              -                  2                  -                  2
Cash payments                                            -               (360)                 -               (360)
                                                  --------           --------           --------           --------
Restructuring balance, March 31, 2004             $      -           $  5,289           $      -           $  5,289
                                                  ========           ========           ========           ========

The Company completed the workforce and other exit cost actions in 2003. The Company expects to pay the obligations for the non-cancelable leases over their respective lease terms, which expire at various dates through 2013.

ESTIMATED FUTURE PAYMENTS

At March 31, 2004, the Company had an accrued restructuring balance of $10.4 million. We expect to make cash payments during the remainder of 2004 of approximately $3.4 million, composed of $1.3 million for employee separation costs, $1.6 million for facility lease obligations and $0.5 million for other contractual obligations. The balance of severance costs will be paid through 2007, and the balance of facility costs and other exit costs, primarily long-term leases, are expected to be paid through the end of the respective lease terms, which extend through 2013.

Amounts due within one year of approximately $3.4 million and $3.7 million at March 31, 2004 and December 31, 2003, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $7.0 million and $7.6 million at March 31, 2004 and December 31, 2003, respectively, are included in other non-current liabilities on the consolidated balance sheets.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restructuring charges, including adjustments, recorded as restructuring and other charges (credits) on the consolidated statements of operations for the three months ended March 31, 2004 and 2003 are as follows, by segment:

                          THREE MONTHS ENDED
                               MARCH 31,
                          2004          2003
                          ----          ----
Industry Media            $350          $(48)
Technology Media           253            45
Lifestyle Media              3             -
Retail Media                18             -
Corporate                  166           (70)
                          ----          ----
Total                     $790          $(73)
                          ====          ====

Also included in restructuring and other charges (credits) at March 31, 2004 and 2003 are approximately $0.1 million and an immaterial amount related to legal settlement costs and discontinued operations, respectively.

NOTE 14 - SEGMENT INFORMATION

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

The executive management team evaluates performance of the segments based on revenues and adjusted segment EBITDA. As such, in the analysis that follows, we have used adjusted segment EBITDA, which we define as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, impairment of assets, restructuring charges, executive separation costs, provision for loan impairment, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. Assets are not allocated to segments and as such have not been presented.

Summary information by segment for the three months ended March 31, 2004 and 2003, is as follows (in thousands):

                                  INDUSTRY         TECHNOLOGY        LIFESTYLE         RETAIL          TOTAL
                                  --------         ----------        ---------         ------          -----
2004
  Revenues                       $  18,388        $   14,278        $   17,224       $   4,577       $  54,467
  Adjusted segment EBITDA        $   3,073        $    1,049        $   11,108       $     527       $  15,757

2003
  Revenues                       $  19,362        $   15,212        $   15,049       $   4,769       $  54,392
  Adjusted segment EBITDA        $   3,276        $      793        $    9,302       $     731       $  14,102

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Segment revenues, all of which are realized from external customers, equal Penton's consolidated revenues. Following is a reconciliation of Penton's total adjusted segment EBITDA to consolidated net loss (in thousands):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         2004               2003
                                                         ----               ----
Total adjusted segment EBITDA                          $ 15,757           $ 14,102
Depreciation and amortization                            (3,016)            (3,722)
Restructuring and other charges                            (868)                84
Executive separation costs                               (2,354)                 -
Non cash compensation                                      (122)              (921)
Interest expense                                         (9,458)           (10,338)
Interest income                                             102                109
Other, net                                                   (6)              (374)
General and administrative costs                         (4,694)            (4,783)
                                                       --------           --------
Loss from continuing operations before income
 taxes                                                   (4,659)            (5,843)

Provision for income taxes                                 (548)              (126)
Discontinued operations                                       -                866
                                                       --------           --------
 Net loss                                                (5,207)            (5,103)
                                                       ========           ========

NOTE 15 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Portions of the following transactions do not provide or use cash and, accordingly, are not reflected in the condensed consolidated statements of cash flows.

For the three months ended March 31, 2004, Penton issued 11,217 shares under the Management Stock Purchase Plan, 400,056 deferred shares and 17,000 shares under the stock option plan. In addition, in February 2004, 473,700 stock options, 595 RSUs and 445,000 deferred shares were granted. Furthermore, for the three months ended March 31, 2004, Penton recorded amortization of deemed dividend and accretion on preferred stock of $5.2 million.

For the three months ended March 31, 2003, Penton issued 19,050 shares under the Management Stock Purchase Plan and 30,516 performance shares to several officers and other key employees. In addition, in February 2003, 618,850 stock options, 99,876 RSUs and 391,360 deferred shares were granted. Furthermore, for the three months ended March 31, 2003, Penton recorded amortization of deemed dividend and accretion on preferred stock of $0.7 million.

NOTE 16 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The following schedules set forth condensed consolidating balance sheets as of March 31, 2004, and December 31, 2003, and condensed consolidating statements of operations for the three months ended March 31, 2004 and 2003, and condensed consolidating statements of cash flows for the three months ended March 31, 2004 and 2003. In the following schedules, "Parent" refers to Penton Media, Inc., "Guarantor Subsidiaries" refers to Penton's wholly owned domestic subsidiaries, and "Non-guarantor Subsidiaries" refers to Penton's foreign subsidiaries. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in Penton's subsidiaries.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                              AS OF MARCH 31, 2004

                                                                   GUARANTOR       NON-GUARANTOR                         PENTON
                                                   PARENT        SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                   ------        ------------       ------------      ------------    ------------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and cash equivalents                    $  28,361         $      60         $   2,029        $        -         $  30,450
    Restricted cash                                    193                 -                 -                 -               193
    Accounts receivable, net                        19,437             5,650             7,725                 -            32,812
    Notes receivable                                     -                 -               473                 -               473
    Inventories                                        561               311                 6                 -               878
    Prepayments, deposits and other                  2,935               868             2,522                 -             6,325
                                                 ---------         ---------         ---------         ---------         ---------
                                                    51,487             6,889            12,755                 -            71,131
                                                 ---------         ---------         ---------         ---------         ---------

    Property, plant and equipment, net              13,996             2,409             1,417                 -            17,822
    Goodwill                                       122,289            90,755             1,367                 -           214,411
    Other intangibles, net                           4,856             5,240               250                 -            10,346
    Other non-current assets                         8,009               142                61                 -             8,212
    Investments in subsidiaries (1)               (187,405)                -                 -           187,405                 -
                                                 ---------         ---------         ---------         ---------         ---------
                                                   (38,255)           98,546             3,095           187,405           250,791
                                                 ---------         ---------         ---------         ---------         ---------
                                                 $  13,232         $ 105,435         $  15,850         $ 187,405         $ 321,922
                                                 =========         =========         =========         =========         =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued expenses        $  29,034         $   6,546         $   2,016        $        -         $  37,596
    Accrued compensation and benefits                7,587               950               508                 -             9,045
    Unearned income                                  7,338             3,932             8,081                 -            19,351
                                                 ---------         ---------         ---------         ---------         ---------
                                                    43,959            11,428            10,605                 -            65,992
                                                 ---------         ---------         ---------         ---------         ---------
Long-term liabilities and deferred credits:
    Senior secured notes, net of discount           80,042            76,904                 -                 -           156,946
    Senior subordinated notes, net of discount      87,604            84,169                 -                 -           171,773
    Net deferred pension credits                    10,905                 -                 -                 -            10,905
    Intercompany advances                         (118,941)           78,723            33,150             7,068                 -
    Other non-current liabilities                    4,312             2,060             2,123                 -             8,495
                                                 ---------         ---------         ---------         ---------         ---------
                                                    63,922           241,856            35,273             7,068           348,119
                                                 ---------         ---------         ---------         ---------         ---------

Commitments and contingencies

Minority interest                                        -                 -             2,460                 -             2,460
Mandatorily redeemable convertible
         preferred stock                            60,253                 -                 -                 -            60,253

Stockholders' deficit:
    Common stock and capital in excess
       of par value                                221,676           209,653            16,614          (226,267)          221,676
    Retained deficit                              (372,656)         (357,504)          (47,104)          404,608          (372,656)
    Notes receivable from officers, less
       reserve of $7,600                            (1,904)                -                 -                 -            (1,904)
    Accumulated other comprehensive
      income (loss)                                 (2,018)                2            (1,998)            1,996            (2,018)
                                                 ---------         ---------         ---------         ---------         ---------
                                                  (154,902)         (147,849)          (32,488)          180,337          (154,902)
                                                 ---------         ---------         ---------         ---------         ---------
                                                 $  13,232         $ 105,435         $  15,850         $ 187,405         $ 321,922
                                                 =========         =========         =========         =========         =========

(1)   Reflects investments in subsidiaries utilizing the equity method.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2003

                                                                   GUARANTOR       NON-GUARANTOR                         PENTON
                                                   PARENT        SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                   ------        ------------       ------------      ------------    ------------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and cash equivalents                    $  27,125         $     147         $   2,354         $       -         $  29,626
    Accounts receivable, net                        19,511             4,901             5,309                 -            29,721
    Notes receivable                                     -                 -               571                 -               571
    Inventories                                        582               287                 6                 -               875
    Prepayments, deposits and other                  2,845               379             1,674                 -             4,898
                                                 ---------         ---------         ---------         ---------         ---------
                                                    50,063             5,714             9,914                 -            65,691
                                                 ---------         ---------         ---------         ---------         ---------

    Property, plant and equipment, net              14,613             2,656             1,534                 -            18,803
    Goodwill                                       122,289            90,755             1,367                 -           214,411
    Other intangibles, net                           5,053             5,639               191                 -            10,883
    Other non-current assets                         8,425               143               534                 -             9,102
    Investment in subsidiaries (1)                (177,677)                -                 -           177,677                 -
                                                 ---------         ---------         ---------         ---------         ---------
                                                   (27,297)           99,193             3,626           177,677           253,199
                                                 ---------         ---------         ---------         ---------         ---------
                                                 $  22,766         $ 104,907         $  13,540         $ 177,677         $ 318,890
                                                 =========         =========         =========         =========         =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued expenses        $  17,308         $   6,506         $   1,702         $       -         $  25,516
    Accrued compensation and benefits                5,838             1,112               208                 -             7,158
    Unearned income                                 16,990             3,144             4,646                 -            24,780
                                                 ---------         ---------         ---------         ---------         ---------
                                                    40,136            10,762             6,556                 -            57,454
                                                 ---------         ---------         ---------         ---------         ---------
Long-term liabilities and deferred credits:
    Senior secured notes, net of discount           80,027            76,888                 -                 -           156,915
    Senior subordinated notes, net of discount      87,566            84,132                 -                 -           171,698
    Net deferred pension credits                    11,040                 -                 -                 -            11,040
    Intercompany advances                         (110,837)           71,196            32,736             6,905                 -
    Other non-current liabilities                    4,701             2,250             2,212                 -             9,163
                                                 ---------         ---------         ---------         ---------         ---------
                                                    72,497           234,466            34,948             6,905           348,816
                                                 ---------         ---------         ---------         ---------         ---------

Commitments and contingencies

Minority interest                                        -                 -             2,487                 -             2,487

Mandatorily redeemable convertible
    preferred stock                                 55,060                 -                 -                 -            55,060
Redeemable common stock                                  2                 -                 -                 -                 2

Stockholders' equity (deficit):
    Common stock and capital in excess
      of par value                                 226,598           209,653            16,614          (226,267)          226,598
    Retained deficit                              (367,449)         (349,976)          (44,904)          394,880          (367,449)
    Notes receivable from officers, less
      reserve of $7,600                             (1,897)                -                 -                 -            (1,897)
    Accumulated other comprehensive
      income (loss)                                 (2,181)                2            (2,161)            2,159            (2,181)
                                                 ---------         ---------         ---------         ---------         ---------
                                                  (144,929)         (140,321)          (30,451)          170,772          (144,929)
                                                 ---------         ---------         ---------         ---------         ---------
                                                 $  22,766         $ 104,907         $  13,540         $ 177,677         $ 318,890
                                                 =========         =========         =========         =========         =========

(1) Reflects investments in subsidiaries utilizing the equity method.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                                GUARANTOR       NON-GUARANTOR                         PENTON
                                                  PARENT       SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                                  ------       ------------      ------------    ------------      ------------
                                                                              (DOLLARS IN THOUSANDS)
REVENUES                                         $ 43,577         $  8,716         $  2,174         $      -         $ 54,467
                                                 --------         --------         --------         --------         --------
OPERATING EXPENSES:
    Editorial, production and circulation          15,815            4,387            1,179                -           21,381
    Selling, general and administrative            15,647            6,437            2,415                -           24,499
    Restructuring and other charges                   613              237               18                -              868
    Depreciation and amortization                   2,144              664              208                -            3,016
                                                 --------         --------         --------         --------         --------
                                                   34,219           11,725            3,820                -           49,764
                                                 --------         --------         --------         --------         --------

OPERATING INCOME (LOSS)                             9,358           (3,009)          (1,646)               -            4,703
                                                 --------         --------         --------         --------         --------

OTHER INCOME (EXPENSE):
    Interest expense                               (4,858)          (4,511)             (89)               -           (9,458)
    Interest income                                    86                -               16                -              102
    Equity in losses of subsidiaries               (9,728)               -                -            9,728                -
    Other, net                                         (3)               -               (3)               -               (6)
                                                 --------         --------         --------         --------         --------
                                                  (14,503)          (4,511)             (76)           9,728           (9,362)
                                                 --------         --------         --------         --------         --------

LOSS FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                   (5,145)          (7,520)          (1,722)           9,728           (4,659)

Provision for income taxes                            (62)              (8)            (478)               -             (548)
                                                 --------         --------         --------         --------         --------

NET LOSS                                         $ (5,207)        $ (7,528)        $ (2,200)        $  9,728         $ (5,207)
                                                 ========         ========         ========         ========         ========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                                      GUARANTOR     NON-GUARANTOR                        PENTON
                                                      PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                      ------        ------------     ------------     ------------     ------------
                                                                                  (DOLLARS IN THOUSANDS)
REVENUES                                             $ 42,112         $ 10,141         $  2,139         $      -         $ 54,392
                                                     --------         --------         --------         --------         --------
OPERATING EXPENSES:
    Editorial, production and circulation              15,995            5,198            1,160                -           22,353
    Selling, general and administrative                13,875            7,172            2,594                -           23,641
    Restructuring and other charges (credits)            (129)              45                -                -              (84)
    Depreciation and amortization                       2,361              955              406                -            3,722
                                                     --------         --------         --------         --------         --------
                                                       32,102           13,370            4,160                -           49,632
                                                     --------         --------         --------         --------         --------

OPERATING INCOME (LOSS):                               10,010           (3,229)          (2,021)               -            4,760
                                                     --------         --------         --------         --------         --------

OTHER INCOME (EXPENSE):
    Interest expense                                   (5,376)          (4,888)             (74)               -          (10,338)
    Interest income                                       109                -                -                -              109
    Equity in losses of subsidiaries                  (10,401)               -                -           10,401                -
    Other, net                                           (301)              (2)             (71)               -             (374)
                                                     --------         --------         --------         --------         --------
                                                      (15,969)          (4,890)            (145)          10,401          (10,603)
                                                     --------         --------         --------         --------         --------

LOSS FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                       (5,959)          (8,119)          (2,166)          10,401           (5,843)

Provision for income taxes                                (70)              (5)             (51)               -             (126)
                                                     --------         --------         --------         --------         --------

LOSS FROM CONTINUING OPERATIONS                        (6,029)          (8,124)          (2,217)          10,401           (5,969)

Gain (loss) from discontinued operations                  926                -              (60)               -              866
                                                     --------         --------         --------         --------         --------
NET LOSS                                             $ (5,103)        $ (8,124)        $ (2,277)        $ 10,401         $ (5,103)
                                                     ========         ========         ========         ========         ========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                                      GUARANTOR   NON-GUARANTOR                         PENTON
                                                          PARENT    SUBSIDIARIES   SUBSIDIARIES       ELIMINATIONS   CONSOLIDATED
                                                          ------    ------------   ------------       ------------   ------------
                                                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                                 $  2,513     $    (76)      $   (397)        $           -    $  2,040
                                                         --------     --------       --------         -------------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     (838)         (11)           (26)                    -        (875)
    Increase in restricted cash                              (193)           -              -                     -        (193)
                                                         --------     --------       --------         -------------    --------
Net cash used for investing activities                     (1,031)         (11)           (26)                    -      (1,068)
                                                         --------     --------       --------         -------------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decreases in notes receivable                               -            -             98                     -          98
    Decrease in book overdrafts                              (220)           -              -                     -        (220)
                                                         --------     --------       --------         -------------    --------
Net cash provided by (used for) financing activities         (220)           -             98                     -        (122)
                                                         --------     --------       --------         -------------    --------

Effect of exchange rate changes on cash                       (26)           -              -                     -         (26)
                                                         --------     --------       --------         -------------    --------
Net increase (decrease) in cash and cash equivalents        1,236          (87)          (325)                    -         824
Cash and cash equivalents at beginning of period           27,125          147          2,354                     -      29,626
                                                         --------     --------       --------         -------------    --------
Cash and cash equivalents at end of period               $ 28,361     $     60       $  2,029         $           -    $ 30,450
                                                         ========     ========       ========         =============    ========


                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                PENTON MEDIA, INC
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                                        GUARANTOR      NON-GUARANTOR                      PENTON
                                                         PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                         ------        ------------    ------------     ------------   ------------
                                                                                  (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
    ACTIVITIES                                          $ 47,911         $    221         $   (867)     $           -     $ 47,265
                                                        --------         --------         --------      -------------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                    (435)             (79)             (48)                 -         (562)
    Earnouts paid                                              -               (7)               -                  -           (7)
    Decrease in restricted cash                               13                -               35                  -           48
    Proceeds from sale of discontinued components          3,250                -                -                  -        3,250
                                                        --------         --------         --------      -------------     --------
Net cash provided by (used for) investing activities       2,828              (86)             (13)                 -        2,729
                                                        --------         --------         --------      -------------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of senior secured credit facility           (4,500)               -                -                  -       (4,500)
    Decreases in notes receivable                              -                -            1,758                  -        1,758
    Employee stock purchase plan payments                    (26)               -               (6)                 -          (32)
    Proceeds from repayment of officers loans                250                -                -                  -          250
    Decrease in book overdrafts                             (494)               -                -                  -         (494)
    Payment of financing costs                               (97)               -                -                  -          (97)
                                                        --------         --------         --------      -------------     --------
Net cash provided by (used for) financing activities      (4,867)               -            1,752                  -       (3,115)
                                                        --------         --------         --------      -------------     --------

Effect of exchange rate                                      (17)               -                -                  -          (17)
                                                        --------         --------         --------      -------------     --------

Net increase in cash and cash equivalents                 45,855              135              872                  -       46,862
Cash and cash equivalents at beginning of period           5,165              460            1,146                  -        6,771
                                                        --------         --------         --------      -------------     --------
Cash and cash equivalents at end of period              $ 51,020         $    595         $  2,018      $           -     $ 53,633
                                                        ========         ========         ========      =============     ========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 - SUBSEQUENT EVENTS

In April 2004, the Board of Directors of the Company agreed to reduce the number of board members at the next annual meeting of shareholders from eleven members to eight members. With this reduction, the holders of the preferred stock will have designated a majority of our Board of Directors. Upon the preferred holders obtaining a majority, the conversion price of the preferred stock adjusts back to $7.61.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future results. Penton considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. Although Penton believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause Penton's results to differ materially from those indicated by such forward-looking statements, including, among other factors, the outcome of a search for a new chief executive officer and the related transition; fluctuations in advertising revenue with general economic cycles; economic uncertainty exacerbated by potential terrorist attacks on the United States or the impact of the war with Iraq, and related geopolitical events; the performance of our natural products industry trade shows; the seasonality of revenues from trade shows and conferences; our ability to launch new products that fit strategically with and add value to our business; our ability to penetrate new markets internationally; increases in paper and postage costs; the effectiveness of our cost-saving efforts; the infringement or invalidation of Penton's intellectual property rights; pending litigation; government regulation; competition; technological change; and international operations.

Except as expressly required by the federal securities laws, Penton does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.

OVERVIEW

We are a diversified business-to-business media company. We provide media products that deliver proprietary business information to owners, operators, managers and professionals in the industries we serve. Through these products, we offer industry suppliers multiple ways to reach their customers and prospects as part of their sales and marketing efforts. We publish specialized trade magazines, produce trade shows and conferences, and provide a range of online media, including web sites, electronic newsletters and electronic conferences. Our products serve 12 industries, which we group into four segments:

         INDUSTRY                             TECHNOLOGY
         --------                             ----------
         Manufacturing                        Internet Technologies
         Design/Engineering                   Enterprise Information Technology
         Mechanical Systems/Construction      Electronics
         Supply Chain
         Government/Compliance                RETAIL
         Aviation                             ------
                                              Food/Retail
         LIFESTYLE                            Leisure/Hospitality
         ---------
         Natural Products


We believe we have leading media products in most of the industries we serve. We are structured along segment and industry lines rather than by product lines. This enables us to promote our related group of products, including publications, trade shows and conferences, and online media products to our customers.

Our business is beginning to stabilize as we move into 2004 and there seems to be a stream of increasingly positive news about the U.S. economy. However, the business-to-business print advertising market continues to suffer late-cycle weakness in the early part of 2004. Based on industry information that is available, it is clear that the trade magazine industry has not yet demonstrated any real recovery in advertising pages in spite of improving economic conditions in most sectors. Some of the sectors which are core to Penton's business continue to record meaningful declines in print advertising pages so far this year, including software, computers, and manufacturing.

The continuing decline in print advertising pages across a broad range of business-to-business markets appears to be tied to the combination of the historical lag of advertising recovery and the secular changes that are occurring in our industry. While it is historically consistent for advertising recovery to lag the recovery of underlying end-markets, we are likely experiencing a structural change in how our customers are allocating their marketing budgets even as their business conditions improve.

While the secular changes vary by market and are not consistently applied across all sectors, we are witnessing increasing adoption of electronic marketing programs that include search engine advertising, as well as custom marketing programs including events and print products. The changing marketing strategies of our customers continue to impact print advertising budgets in several sectors.

The adoption of non-traditional media channels seems to be driven by a combination of sales lead generation goals and marketing accountability in several markets. Brand building and new product introductions, long the strength of print advertising programs, are not the primary marketing strategies for many of our customers at this point in the economic cycle.

In sectors where brands continue to be the primary focus of marketing plans, such as foodservice and retail, print advertising continues to be the foundation of marketing programs. As customers in other sectors return to brand building and introduction of new products, it is likely that print advertising will recover. However, it is also likely that print advertising recovery will lag the overall growth in our customers' total marketing budgets.

The secular changes taking place in the business-to-business media industry drive the Company's strategy of providing a wide range of marketing solutions to our customers, including e-Media properties, custom marketing programs and integrated marketing services, in addition to traditional print advertising and trade show exhibitions.

While e-Media is still a relatively small part of the performance of the Company, we expect to see accelerated growth of this product line as we introduce new digital media offerings across all of the Company's markets.

RECENT DEVELOPMENTS

CHAIRMAN AND CHIEF EXECUTIVE OFFICER TO LEAVE COMPANY

On March 24, 2004, the Company announced that its Chairman and Chief Executive Officer ("CEO"), Thomas L. Kemp, will be leaving the Company later this year. To serve the Company's best interest and ensure an orderly transition, Mr. Kemp will remain CEO until his replacement has been named. A national search, led by a committee of non-management directors, is currently underway.

The Company recorded $2.4 million of severance and other related costs as part of the separation. Actual amounts may differ based on final negotiations of a separation agreement; accordingly, the Company may record future adjustments.

PENSION AND SERP FREEZE EFFECTIVE JANUARY 1, 2004

In November 2003, the Company's retirement plan was amended to freeze benefit accruals effective January 1, 2004. Beginning in 2004, the Company began providing benefits to a new retirement account in the 401(k) Plan, which has been renamed the Penton Media, Inc. Retirement and Savings Plan ("RSP"). The RSP will include the new retirement account and the "old" 401(k) savings account. Under the new plan, the Company will make monthly contributions to each employee's retirement account equal to between 3% and 6% of the employee's annual salary, based on age and years of service. The Company's contributions become fully vested once the employee completes five years of service. The Company expects to make contributions to the RSP of approximately $1.8 million in 2004.

In November 2003, Penton's supplemental executive retirement plan ("SERP") was amended to freeze benefits effective on January 1, 2004. In place of the SERP, the Company will accrue an amount equal to between 3% and 6% of each participant's eligible salary plus an investment return equal to the Moody's Aa Corporate Bond note. The accrued percentage is based on each executive's age and years of service.

PREFERRED STOCK LEVERAGE RATIO EVENT OF NON-COMPLIANCE

An event of non-compliance continues to exist under our Series B Convertible Preferred Stock because the Company's leverage ratio of 13.2 at March 31, 2004 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. Upon the occurrence of this event of non-compliance, the 5% dividend rate on the preferred stock increased by one percentage point as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 up to the current maximum rate of 10%. The conversion price on the preferred stock decreased by $0.76 as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to the maximum reduction related to this event of non-compliance of $3.80. The conversion price is currently $3.81. The conversion price will adjust to what it would have been absent such event, to the extent of any preferred shares still outstanding, once the leverage ratio is less than 7.5. Furthermore, the dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5. Under the preferred stock agreement, since the leverage ratio has exceeded 7.5 for four consecutive quarters, the preferred stockholders have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. If the Company had been sold on March 31, 2004, the bondholders would have been entitled to receive $335.8 million and the preferred stockholders would have been entitled to receive $226.6 million before the common stockholders would have received any amounts for their common shares. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or the loan agreement. As such, there will not be an acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences do not result in any cash outflow from the Company.

Under the conversion terms of the preferred stock, each holder has a right to convert dividends into additional shares of common stock. At March 31, 2004, no dividends had been declared. However, in light of each holder's conversion right and considering the increase in the dividend rate and the concurrent reduction of the conversion price as noted above, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). All such accruals have been reported as an increase in the carrying value of the preferred stock and a charge to capital in excess of par value since the Company has a stockholders' deficit.

In April 2004, the Board of Directors of the Company agreed to reduce the number of board members at the next annual meeting of stockholders from eleven members to eight members. With this reduction, the holders of the preferred stock will have designated a majority of our Board of Directors. Upon the preferred holders obtaining a majority, the conversion price of the preferred stock adjusts back to $7.61.

RESULTS OF OPERATIONS

REVENUES

Our magazines generate revenues primarily from the sale of advertising space. Our magazines are primarily controlled circulation and are distributed free of charge to qualified subscribers in our target industries. Subscribers to controlled-circulation publications qualify to receive our trade magazines by verifying their responsibility for specific job functions, including purchasing authority. We survey our magazine subscribers annually to verify their continuing qualification. Trade show exhibitors pay a fixed price per square foot of booth space. In addition, we receive revenues from attendee fees at trade shows and from exhibitor sponsorships of promotional media. Our conferences are supported by either attendee registration fees or marketer sponsorship fees, or a combination of both.

The following table summarizes our revenues for the three months ended March 31, 2004 and 2003 (in millions):

                                  YTD MARCH
                                 2004    2003     CHANGE
                                 ----    ----     ------
Revenues....................  $  54.5 $   54.4      0.1%

Total revenues increased $0.1 million, or 0.1%, from $54.4 million for the three months ended March 31, 2003 to $54.5 million for the same period in 2004. The increase was due primarily to an increase in trade show revenues of $1.5 million, or 10.6%, from $14.6 million for the three months ended March 31, 2003 to $16.1 million for the same 2004 period and an increase in online media revenues of $0.8 million, or 24.7%, from $3.0 million for the three months ended March 31, 2003 to $3.8 million for the same 2004 period. These increases were partially offset by publishing revenue declines of $2.3 million, or 6.1%, from

$36.8 million for the three months ended March 31, 2003 to $34.5 million for the same 2004 period. Included in revenues for 2003 were conference revenues of $0.5 million related to our spring National Convenience Store Advisory Group Convention ("NCSAG") event, which was not held until April 2004.

The $2.2 million, or 6.1%, decrease in publishing revenues was due primarily to a decrease in our Industry and Technology segments. Our manufacturing and design/engineering portfolios accounted for $1.0 million of the decrease, while our Internet technology and enterprise information technology portfolios accounted for an additional $1.8 million of the decrease. The remaining sectors either improved or were flat when compared with the prior year. The absence of revenues from our Internet World magazine, which was shut-down in the second quarter of 2003, represented 20% of the total publishing decline. Of the $2.2 million decrease in publishing revenues, nearly $1.8 million related to advertising. Subscription revenues and list rental revenues also declined in 2004 compared with the first quarter of 2003.

The $1.5 million, or 10.6%, increase in our trade show and conference revenues was due primarily to the increase of $1.9 million in our Lifestyle segment, partially offset by a decrease of $0.2 million in our Retail segment. The improvement in our Lifestyle segment was the result of a highly successful Natural Products Expo West show held in March 2004 while the decline in our Retail segment was due to the shift in timing of our NCSAG event which was held in the first quarter of 2003 but moved to the second quarter of 2004. Exhibitor revenues, which represent about 77.0% of the first quarter 2004 trade show and conference revenues, increased approximately $1.1 million, or 10%, due primarily to increased booth rentals. Sponsorship revenues also improved compared with the first quarter of 2003, increasing by approximately 35%.

The $0.8 million, or 24.7%, increase in online media revenues was due primarily to an increase in our Technology segment of $0.7 million and an increase in our Industry segment of $0.1 million. Most of the increase in online revenues was due to increases in sponsorship revenues for electronic newsletters and online events.

EDITORIAL, PRODUCTION AND CIRCULATION

                                                         YTD MARCH
                                                        2004     2003    CHANGE
                                                        ----     ----    ------
                                                            (In millions)
Editorial, production and circulation..............  $  21.4   $   22.4  (4.3)%
Percent of revenues                                     39.3%      41.1%

Our editorial, production and circulation expenses include personnel costs, purchased editorial costs, hall rental costs, postage charges, circulation qualification costs and paper costs. The decrease in editorial, production and circulation expenses for the first quarter of 2004 compared with the first quarter of 2003 primarily reflects lower headcount and personnel-related costs, lower postage costs, and lower paper and printing costs. These decreases were partially offset by slightly higher online media costs; particularly Web site development costs, and slightly higher exhibit hall expenses. The decrease also reflects the elimination of some unprofitable properties in 2003, particularly Internet World magazine.

SELLING, GENERAL AND ADMINISTRATIVE

                                                                     YTD MARCH
                                                                   2004      2003       CHANGE
                                                                   ----      ----       ------
                                                                        (In millions)
Selling, general and administrative..........................   $    24.5   $   23.6      3.6%
Percent of revenues                                                  45.0%      43.5%

Our selling, general and administrative ("SG&A") expenses include personnel costs, independent sales representative commissions, product marketing, and facility costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems, and communications. The increase in SG&A expenses for the first quarter of 2004 compared with the first quarter of 2003 was due primarily to a charge of $2.4 million related to executive separation costs. As previously noted, Penton announced on March 24, 2004 that Mr. Thomas L. Kemp, chairman and chief executive officer, will be leaving the company. This increase was partially offset by lower staff costs, lower facility costs and lower division and corporate overhead costs as a result of past restructuring efforts.

RESTRUCTURING CHARGES

Commencing in 2001 and continuing through the first quarter of 2004, we implemented a number of cost reduction initiatives to improve our operating cost structure. For a discussion of activity under our restructuring plans, see Note 13 - Business Restructuring Charges of the notes to consolidated financial statements.

2004 RESTRUCTURING PLAN

Due to the slow recovery in several markets that we serve, the Company recorded restructuring charges of $0.7 million related primarily to personnel costs in the first quarter of 2004. These costs are associated with the elimination of 21 positions, primarily in the United States. As of March 31, 2004, the elimination of 16 positions and payments of $0.1 million had been completed.

SUMMARY OF RESTRUCTURING ACTIVITIES

The following table summarizes all of the Company's restructuring activity through March 31, 2004 (in thousands):

                                         SEVERANCE
                                         AND OTHER        FACILITY          OTHER
                                      PERSONNEL COSTS  CLOSING COSTS      EXIT COSTS          TOTAL
                                      ---------------  -------------      ----------          -----
Charges                                  $  6,774         $  8,669         $  4,364         $ 19,807
Adjustments                                   (23)               -             (994)          (1,017)
Cash payments                              (4,468)            (267)          (2,423)          (7,158)
                                         --------         --------         --------         --------
     Accrual at December 31, 2001           2,283            8,402              947           11,632
Charges                                    10,344            3,421            1,648           15,413
Adjustments                                    65            1,246             (363)             948
Cash payments                              (7,569)          (2,283)          (1,217)         (11,069)
                                         --------         --------         --------         --------
     Accrual at December 31, 2002           5,123           10,786            1,015           16,924
Charges                                     2,548            1,505              661            4,714
Adjustments                                   (18)             (17)             (10)             (45)
Cash payments                              (6,044)          (3,273)            (965)         (10,282)
                                         --------         --------         --------         --------
     Accrual at December 31, 2003           1,609            9,001              701           11,311
Charges                                       695                -               37              732
Adjustments                                    56                2                -               58
Cash payments                                (889)            (635)            (130)          (1,654)
                                         --------         --------         --------         --------
     Accrual at March 31, 2004           $  1,471         $  8,368         $    608         $ 10,447
                                         ========         ========         ========         ========

At March 31, 2004, the Company had an accrued restructuring balance of $10.4 million. We expect to make cash payments through the remainder of 2004 of approximately $3.4 million, comprised of $1.3 million for employee separation costs, $1.6 million for lease obligations and $0.5 million for other contractual obligations. The balance of severance and other exit costs will be paid through 2007, and the balance of facility costs, primarily long-term leases, is expected to be paid through the end of the respective lease terms, which extend through 2013. Amounts due within one year of approximately $3.4 million and $3.7 million at March 31, 2004 and December 31, 2003, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $7.0 million and $7.6 million at March 31, 2004 and December 31, 2003, respectively, are included in other non-current liabilities on the consolidated balance sheets.

The Company expects to realize sufficient savings from its 2004 restructuring efforts to recover the employee termination costs by December 31, 2004. Savings from terminations of contracts and lease costs will be realized over the estimated lives of the contracts or leases.

OTHER INCOME (EXPENSE)

Other income (expense) consists of the following:

                                                         YTD MARCH
                                                     2004         2003           CHANGE
                                                     ----         ----           ------
                                                               (In millions)
Interest expense ............................        $ (9.5)      $ (10.3)       (8.5)%
Interest income .............................        $  0.1       $   0.1         6.4%
Other, net ..................................        $    -       $  (0.4)         n/a

Included in interest expense in the first quarter of 2003 is approximately $0.9 million related to the write-off of unamortized financing fees associated with the commitment reduction of our credit facility revolver in January 2003 from $40.0 million to $20.1 million.

EFFECTIVE TAX RATES

The effective tax rates for the three months ended March 31, 2004 and 2003 were (11.8)% and (2.2)%, respectively. The higher effective tax rate for 2004 is due to establishing a valuation allowance for the Company's net foreign deferred tax assets and net operating loss carryforwards not expected to be utilized. The tax provision for 2004 and 2003 in the consolidated statements of operations relates to state and foreign taxes.

DISCONTINUED OPERATIONS

Discontinued operations in 2003 include the results of PM Australia, which was sold in December 2002, and the results of PTS, which was sold in January 2003. PM Australia was part of our Technology segment, and PTS was part of our Industry segment.

The $0.9 million of income recognized in 2003 was primarily due to a gain of approximately $1.4 million associated with the sale of PTS, offset by one month of operations for PTS, and settlement costs for certain pending lawsuits related to PM Australia.

SEGMENTS

We manage our business based on four operating segments: Industry, Technology, Lifestyle and Retail. The segments derive their revenues from publications, trade shows and conferences, and online media products.

The executive management team evaluates performance of the segments based on revenues and adjusted segment EBITDA. As such, in the analysis that follows, we have used adjusted segment EBITDA, which we define as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, executive separation costs, impairment of assets, restructuring charges, provision for loan impairment, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. See Note 14 - Segment Information, for a reconciliation of total adjusted segment EBITDA to consolidated net loss.

Financial information by segment for the three months ended March 31, 2004 and 2003, is summarized as follows (in thousands):

                                                       ADJUSTED               ADJUSTED SEGMENT
                          REVENUES                  SEGMENT EBITDA              EBITDA MARGIN
                    2004           2003          2004           2003          2004         2003
                    ----           ----          ----           ----          ----         ----
Industry          $18,388        $19,362        $ 3,073        $ 3,276        16.7%        16.9%
Technology         14,278         15,212          1,049            793         7.3%         5.2%
Lifestyle          17,224         15,049         11,108          9,302        64.5%        61.8%
Retail              4,577          4,769            527            731        11.5%        15.3%
                  -------        -------        -------        -------
Total             $54,467        $54,392        $15,757        $14,102
                  =======        =======        =======        =======

INDUSTRY

Our Industry segment, which represented 33.8% and 35.6% of total Company revenues for the three months ended March 31, 2004 and 2003, respectively, serves customers in the manufacturing, design/engineering, mechanical systems/construction, supply chain, government/compliance and aviation industries. For the three months ended March 31, 2004, and 2003, 95.7% and 95.9%, respectively, of this segment's revenues were generated from publishing operations, 0.9% and 1.4% from trade shows and conferences, and 3.4% and 2.7% from online media products.

Revenues for this segment decreased $1.0 million, or 5.0%, from $19.4 million for the three months ended March 31, 2003 to $18.4 million for the same period in 2004. The decrease was due primarily to lower revenues from publishing. Print advertising in our design/engineering and manufacturing portfolio markets accounted for nearly all of this decline as these markets continue to be challenging.

Adjusted segment EBITDA for our Industry portfolio decreased $0.2 million, or 6.2%, from $3.3 million for the three months ended March 31, 2003 to $3.1 million for the same period in 2004. Industry publications decreased $0.5 million, while trade shows and conferences improved $0.1 million and online media remained flat. Segment general and administrative costs were lower by approximately $0.2 million, mainly from staff reductions. The decline in adjusted segment EBITDA margins was due primarily to lower revenues.

TECHNOLOGY

Our Technology segment, which represented 26.2% and 27.9% of total Company revenues for the three months ended March 31, 2004 and 2003, respectively, serves customers in the Internet technologies, enterprise information technology and electronics markets. For the three months ended March 31, 2004 and 2003, respectively, 65.4% and 71.9% of this segment's revenues were generated from publishing, 13.1% and 12.2% from trade shows and conferences, and 21.5% and 15.9% from online media products.

Revenues for this segment decreased $0.9 million, or 6.1%, from $15.2 million for the three months ended March 31, 2003 to $14.3 million for the same period in 2004. The decrease was due primarily to lower revenues from publishing of $1.6 million, partially the result of discontinuing Internet World magazine in the second quarter of 2003. This decrease was offset in part by improved revenues from online media operations of nearly $0.7 million. Online revenues continue to improve as customers are increasingly seeking new ways to reach their target markets and generate sales leads. Trade show and conference revenues remained flat when compared with the same prior year period.

Adjusted segment EBITDA for our Technology portfolio increased $0.3 million, or 32.3%, from $0.8 million for the three months ended March 31, 2003 to $1.1 million for the same period in 2004. Online media accounted for all of the improvement as publishing and trade shows and conferences were flat with the prior year. Prior-year publishing included the results of our Internet World magazine, which was discontinued in June 2003.

LIFESTYLE

Our Lifestyle segment, which represented 31.6% and 27.7% of total Company revenues for the three months ended March 31, 2004 and 2003, respectively, serves customers in the natural products industry. For the three months ended March 31,

2004 and 2003, respectively, 20.2% and 21.3% of this segment's revenues were generated from publishing and 79.8% and 78.7% from trade shows and conferences.

Revenues for this segment increased $2.2 million, or 14.5%, from $15.0 million for the three months ended March 31, 2003 to $17.2 million for the same period in 2004. Trade shows and conferences accounted for $1.9 million of the increases while publishing accounted for the remainder. First-quarter results were positively impacted by a highly successful 2004 Natural Products Expo ("NPE") West show, which experienced growth over last year's event in attendance, number of exhibitors, and number of floored booths. The success of the 2004 NPE West show is not only a positive indicator for the 2005 show but also should create a positive impact on the NPE East event which will take place in October in Washington, D.C.

Adjusted segment EBITDA for the Lifestyle segment increased $1.8 million, or 19.4%, from $9.3 million for the three months ended March 31, 2003 to $11.1 million for the same period in 2004. Trade shows and conferences accounted for $1.6 million of the increase while publishing accounted for the remainder. Adjusted segment EBITDA margins improved from 61.8% for the first quarter of 2003 to 64.5% for the same period in 2004. The improvement was primarily due to increased revenues and the effect of cost reduction measures taken in 2003.

RETAIL

Our Retail segment, which represented 8.4% and 8.8% of total Company revenues for the three months ended March 31, 2004 and 2003, respectively, serves customers in the food/retail and leisure/hospitality sectors. For the three months ended March 31, 2004 and 2003, respectively, 91.7% and 86.6% of this segments revenues were generated from publishing, 7.7% and 12.3% from trade shows and conferences, and 0.6% and 1.1% from online media products.

Revenues for this segment decreased $0.2 million, or 4.0%, from $4.8 million for the three months ended March 31, 2003, to $4.6 million for the same period in 2004. This decrease was due primarily to a shift in timing of our spring NCSAG event, which took place in January of 2003 and in April of 2004.

Adjusted segment EBITDA for the Retail segment decreased $0.2 million, or 27.9%, from $0.7 million for the three months ended March 31, 2003 to $0.5 million for the same period in 2004. As indicated above, the decrease was due primarily to the shift in timing of the NCSAG event.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT LIQUIDITY

At March 31, 2004, our principal sources of liquidity are our existing cash reserves of $30.5 million and available borrowing capacity under our credit facility of $39.7 million.

Our primary 2004 cash needs will be for working capital, debt service, capital expenditures, business restructuring charges, and severance and other related costs expected to be paid upon the departure of our chief executive officer in 2004. Our largest annual cash requirements are for our debt service costs, which are expected to be approximately $36.9 million in 2004. Capital expenditures in 2004 are expected to be approximately $3.0 million to $3.5 million, while cash payments in 2004 related to our business restructuring initiatives are expected to be approximately $3.4 million. Other cash payments expected to be made in 2004 include contributions of approximately $1.5 million to our defined benefit pension plan and approximately $1.8 million to the new Retirement and Savings Plan. Cash expenditures related to the departure of Mr. Thomas L. Kemp are expected to be approximately $2.4 million in 2004.

We have no principal repayment requirements until maturity of our Secured Notes in October 2007. In addition, we have no bank debt and no maintenance covenants on our existing bond debt.

We believe that our existing sources of liquidity, along with revenues expected to be generated from operations, will be sufficient to fund our operations, anticipated capital expenditures, working capital, and other financing requirements through at least March 31, 2005. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both, to remain in business. Our ability to meet cash operating requirements depends upon our future performance, which is subject to general economic conditions and to financial, competitive, business, and other factors. The Company's ability to return to sustained profitability at acceptable levels will depend on a number of risk factors, many of which are largely beyond the Company's control. If we are unable to meet our debt obligations or fund our other liquidity needs, particularly if the revenue environment continues to deteriorate, we may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities. We cannot assure you that such additional financing will be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants issued, including the conversion price, dividend, and liquidation adjustment provisions, could result in substantial dilution to common stockholders. The redemption price premiums and board representation rights could negatively impact our ability to access the equity markets in the future.

The Company has implemented, and continues to implement, various cost-cutting programs and cash conservation plans, which involve the limitation of capital expenditures and the control of working capital.

ANALYSIS OF CASH FLOWS

Penton's total cash and cash equivalents was $30.5 million at March 31, 2004, compared with $29.6 million at December 31, 2003. Cash provided by operating activities was $2.0 million for the three months ended March 31, 2004, compared with $47.3 million for the same period in 2003. Operating cash flows for the three months ended March 31, 2004, reflected a net loss of $5.2 million, offset by a net increase in working capital items of approximately $2.5 million and non-cash charges (primarily depreciation and amortization) of approximately $4.8 million. Operating cash flows for the three months ended March 31, 2003, reflected a net loss of $5.1 million, which was offset by a net working capital increase of approximately $46.6 million and non-cash charges (primarily depreciation and amortization) of approximately $5.8 million.

The decrease in operating cash flows for the three months ended March 31, 2004, compared with the same 2003 period was due primarily to the tax refund received in January 2003 of approximately $52.7 million.

Investing activities used $1.1 million of cash for the three months ended March 31, 2004 for capital expenditures and restricted cash. Investing activities provided $2.7 million of cash for the three months ended March 31, 2003, primarily from proceeds of $3.3 million from the sale of PTS in January 2003. These proceeds were partially offset by capital expenditures of $0.6 million.

Financing activities used $0.1 million of cash for the three months ended March 31, 2004 primarily for cash overdrafts. This use was partially offset by proceeds received from notes receivable. Financing activities used $3.1 million of cash for the three months ended March 31, 2003, due primarily to the repayment of $4.5 million of our senior secured credit facility and cash overdrafts. These uses in 2003 were partially offset by net proceeds of $1.8 million received on notes receivable and proceeds of approximately $0.3 million from the partial repayment of an officer's loan.

RISK FACTORS

Management's concerns remain consistent with and should be read in conjunction with the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 - Basis of Presentation of the notes to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the three months ended March 31, 2004, there were no significant new critical accounting policies or estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our long-term debt consists of senior notes with interest at fixed rates. Consequently, we do not have significant interest rate risk exposure related to our long-term debt. However, the fair value of our senior notes fluctuates with the market, as they are publicly traded. At March 31, 2004, the fair value of the Subordinated Notes and the Secured Notes was $127.1 million and $159.3 million, respectively, compared to $116.8 million and $153.0 million, respectively, at December 31, 2003. The fair value of the notes is determined by the price investors in the open market are willing to pay. The Company currently does not manage the fair value risk related to its senior notes.

The table below provides information about the expected cash flows associated with our long-term debt obligations and their fair value at March 31, 2004 (in thousands):

                                                               EXPECTED MATURITY DATE
                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                                                                          FAIR
                                  2004        2005        2006        2007        2011        TOTAL       VALUE
                                  ----        ----        ----        ----        ----        -----       -----
Long-Term Debt:
   Senior Subordinated Notes           -           -           -           -    $175,000    $175,000    $127,112
   Interest rate                  10-3/8%     10-3/8%     10-3/8%     10-3/8%     10-3/8%     10-3/8%

   Senior Secured Notes                -           -           -    $157,500           -    $157,500    $159,300
   Interest rate                  11-7/8%     11-7/8%     11-7/8%     11-7/8%     11-7/8%     11-7/8%

During the three months ended March 31, 2004, there were no other significant changes related to the Company's market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of March 31, 2004 to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q was being prepared. During the period covered by this report on Form 10-Q, there have been no changes in the Company's internal control over financial reporting that have materially affected or are likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

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

     32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.

                  (b)      REPORTS ON FORM 8-K

                           The Registrant has filed or furnished the following Current Reports on Form 8-K during the period covered by this report:

 DATE OF REPORT                                    ITEMS REPORTED
 --------------                                    --------------
February 26, 2004                  Item 7.  Financial Statements, Pro Forma Financial
                                            Information and Exhibits
                                   Item 12. Results of Operations and Financial
                                            Conditions
March 24, 2004                     Item 5.  Other Events
March 30, 2004                     Item 12. Results of Operations and Financial
                                            Conditions

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

Date: May 17, 2004

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