Form 10-Q
period 2004-06-30
PENTON MEDIA INC
filed 2004-08-16
CIK 1062441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                ------------------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 2, 2004).

                         Common Stock: 33,821,208 shares

                               PENTON MEDIA, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at June 30, 2004 and December 31, 2003                              3

                  Consolidated Statements of Operations for the Three and Six Months Ended
                     June 30, 2004 and 2003                                                                       5

                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                     June 30, 2004 and 2003                                                                       6

                  Notes to Consolidated Financial Statements                                                      7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                               31

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     43

         Item 4.  Controls and Procedures                                                                        44

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                                            45

         Item 6.  Exhibits and Reports on Form 8-K                                                               45

         Signature                                                                                               47

         Exhibit index                                                                                           48

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED; DOLLARS IN THOUSANDS)

                                                                                 June 30,          December 31,
                                                                                   2004                2003
                                                                                ----------         -----------
ASSETS

Current assets:
    Cash and cash equivalents                                                   $   15,919         $    29,626
    Restricted cash                                                                    193                   -
    Accounts receivable, less allowance for doubtful
      accounts of $3,329 and $3,703 in 2004 and 2003, respectively                  31,671              29,721
    Notes receivable                                                                   760                 571
    Inventories                                                                        905                 875
    Prepayments, deposits and other                                                 11,282               4,898
                                                                                ----------         -----------
           Total current assets                                                     60,730              65,691
                                                                                ----------         -----------

Property, plant and equipment:
    Land, buildings and improvements                                                 8,503               8,639
    Machinery and equipment                                                         47,706              46,450
                                                                                ----------         -----------
                                                                                    56,209              55,089
    Less: accumulated depreciation                                                  39,636              36,286
                                                                                ----------         -----------
                                                                                    16,573              18,803
                                                                                ----------         -----------

Other assets:
    Goodwill                                                                       214,411             214,411
    Other intangibles, less accumulated amortization of
      $14,279 and $13,189 in 2004 and 2003, respectively                             9,677              10,883
    Other non-current assets                                                         7,442               9,102
                                                                                ----------         -----------
                                                                                   231,530             234,396
                                                                                ----------         -----------
                                                                                $  308,833         $   318,890
                                                                                ==========         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
       (UNAUDITED; DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 June 30,          December 31,
                                                                                   2004                2003
                                                                                ----------         -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                            $    6,925         $     6,300
    Accrued compensation and benefits                                                9,279               7,158
    Other accrued expenses                                                          27,846              19,216
    Unearned income, principally trade
      show and conference deposits                                                  21,559              24,780
                                                                                ----------         -----------
           Total current liabilities                                                65,609              57,454
                                                                                ----------         -----------

Long-term liabilities and deferred credits:
    Senior secured notes, net of discount                                          156,979             156,915
    Senior subordinated notes, net of discount                                     171,847             171,698
    Net deferred pension credits                                                    10,764              11,040
    Other non-current liabilities                                                    8,222               9,163
                                                                                ----------         -----------
                                                                                   347,812             348,816
                                                                                ----------         -----------

Commitments and contingencies

Minority interest                                                                    2,461               2,487

Mandatorily redeemable convertible preferred stock, par value $0.01 per share;
    50,000 shares authorized, issued and outstanding;
    redeemable at $1,000 per share                                                  63,661              55,060

Redeemable common stock, par value $0.01 per share; 4,191
    shares issued and outstanding at December 31, 2003                                   -                   2

Stockholders' deficit:
    Preferred stock, par value $0.01 per share; 1,950,000 shares
      authorized; none issued or outstanding                                             -                   -
    Common stock, par value $0.01 per share; 155,000,000 shares authorized; 33,353,610 and 33,220,877 shares issued and outstanding
      at June 30, 2004 and December 31, 2003, respectively                             332                 332
    Capital in excess of par value                                                 218,280             226,266
    Retained deficit                                                              (387,187)           (367,449)
    Notes receivable from officers, less reserve of $5,848 and $7,600 at
      June 30, 2004 and December 31, 2003, respectively                                  -             (1,897)
    Accumulated other comprehensive loss                                            (2,135)             (2,181)
                                                                                ----------         -----------
                                                                                  (170,710)           (144,929)
                                                                                ----------         -----------
                                                                                $  308,833         $   318,890
                                                                                ==========         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       (UNAUDITED; DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended                     Six Months Ended
                                                                   June 30,                               June 30,
                                                           2004               2003                  2004          2003
                                                       ------------       ------------           -----------   -----------
Revenues                                               $     50,936       $     50,466           $   105,403   $   104,858
                                                       ------------       ------------           -----------   -----------

Operating expenses:
    Editorial, production and circulation                    23,765             23,467                45,146        45,820
    Selling, general and administrative
       (including $0.3 million and $2.7 million
       of executive separation costs for the
       three and six months ended June 30, 2004,
       respectively)                                         24,114             22,592                48,613        46,233
    Provision for loan impairment                             1,717              7,600                 1,717         7,600
    Restructuring and other charges                           3,524              1,901                 4,392         1,817
    Depreciation and amortization                             2,965              3,781                 5,981         7,503
                                                       ------------       ------------           -----------   -----------
                                                             56,085             59,341               105,849       108,973
                                                       ------------       ------------           -----------   -----------

Operating loss                                               (5,149)            (8,875)                 (446)       (4,115)

Other income (expense):
    Interest expense                                         (9,362)            (9,412)              (18,820)      (19,750)
    Interest income                                              64                128                   166           237
    Other, net                                                  (10)                66                   (16)         (308)
                                                       ------------       ------------           -----------   -----------
                                                             (9,308)            (9,218)              (18,670)      (19,821)
                                                       ------------       ------------           -----------   -----------

Loss from continuing operations before income taxes         (14,457)           (18,093)              (19,116)      (23,936)

Provision for income taxes                                      (74)               (65)                 (622)         (191)
                                                        -----------       ------------           -----------   -----------

Loss from continuing operations                             (14,531)           (18,158)              (19,738)      (24,127)

Discontinued operations:
    Income (loss) from discontinued operations
      (including gain on disposal of $1.4 million
      for the six months ended June 30, 2003),
      net of taxes                                                -               (188)                    -           678
                                                       ------------       ------------           -----------   -----------

Net loss                                                    (14,531)           (18,346)              (19,738)      (23,449)
Amortization of deemed dividend and accretion
    of preferred stock                                       (3,408)            (1,860)               (8,601)       (2,515)
                                                       ------------       ------------           -----------   -----------
Net loss applicable to common stockholders             $    (17,939)      $    (20,206)          $   (28,339)  $   (25,964)
                                                       ============       ============           ===========   ===========

Net loss per common share - basic and diluted:
    Loss from continuing operations applicable
         to common stockholders                        $      (0.53)      $      (0.59)          $     (0.84)  $     (0.80)
    Discontinued operations, net of taxes                         -              (0.01)                    -          0.02
                                                       ------------       ------------           -----------   -----------
Net loss applicable to common stockholders             $      (0.53)      $      (0.60)          $     (0.84)  $     (0.78)
                                                       ============       ============           ===========   ===========

Weighted-average number of shares outstanding:
    Basic and diluted                                        33,583             33,508                33,559        33,272
                                                       ============       ============           ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED; DOLLARS IN THOUSANDS)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   2004                2003
                                                                                ----------         -----------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                            $  (11,757)        $    34,722
                                                                                ----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (1,519)             (1,343)
    Earnouts paid                                                                        -                  (7)
    Net notes receivable                                                              (188)              1,549
    Proceeds from sale of Professional Trade Shows group                                 -               3,250
                                                                                ----------         -----------
Net cash provided by (used for) investing activities                                (1,707)              3,449
                                                                                ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of senior secured credit facility                                          -              (4,500)
    Payment of notes payable                                                             -                (417)
    Employee stock purchase plan payments                                                -                (113)
    Proceeds from repayment of officers loans                                            -                 250
    (Increase) decrease in restricted cash                                            (193)                267
    Payment of financing costs                                                          (6)               (200)
    Increase (decrease) in book overdrafts                                             (63)                193
                                                                                ----------         -----------
Net cash used for financing activities                                                (262)             (4,520)
                                                                                ----------         -----------

Effect of exchange rate changes on cash                                                 19                 (52)
                                                                                ----------         -----------

Net increase (decrease) in cash and cash equivalents                               (13,707)             33,599
Cash and cash equivalents at beginning of period                                    29,626               6,771
                                                                                ----------         -----------
Cash and cash equivalents at end of period                                      $   15,919         $    40,370
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

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Pro forma information regarding net income (loss) and earnings per share is required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," and has been determined as if Penton had accounted for its stock-based compensation under SFAS 123.

The weighted-average fair value of options granted during the first six months of 2004 and 2003 was $0.84 and $0.32, respectively. The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model, under the following assumptions:

                                             2004                        2003
                                            ------                      ------
Risk-free interest rate                       3.65%                       3.62%
Dividend yield                                0.00%                       0.00%
Expected volatility                         136.29%                     104.79%
Expected life                               7 years                     7 years

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Had compensation cost for Penton's stock-based compensation plans been determined based on the fair value methodologies consistent with SFAS 123, Penton's net loss and earnings per share for the three and six months ended June 30, 2004 and 2003 would have been as follows (in thousands, except per share data):

                                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                 JUNE 30,                  JUNE 30,
                                                                             2004        2003          2004         2003
                                                                          ----------  ----------    ---------    -----------
Net loss applicable to common stockholders:
As reported.............................................................  $  (17,939) $  (20,206)   $ (28,339)   $   (25,964)
Add: Compensation expense included in net loss applicable to common
   stockholders, net of related tax effects ............................         576         339          702          1,240
Less: Total stock-based compensation expense determined under fair
   value based methods for all awards, net of related tax effects.......      (2,544)       (939)      (2,901)        (2,577)
                                                                          ----------  ----------    ---------    -----------
Pro forma...............................................................  $  (19,907) $  (20,806)   $ (30,538)   $   (27,301)
                                                                          ==========  ==========    =========    ===========

Basic and diluted earnings per share:
   As reported..........................................................  $    (0.53) $    (0.60)   $   (0.84)   $     (0.78)
   Pro forma............................................................  $    (0.59) $    (0.62)   $   (0.91)   $     (0.82)

NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue 03-6, "Participating Securities and the Two-Class Method Under FASB Statement 128, Earnings Per Share" ("EITF 03-6"). EITF 03-6 addresses the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. EITF 03-6 is effective for the quarter ended June 30, 2004 and requires the restatement of previously reported earnings per share. The adoption of this issue did not have an effect on the Company's earnings per share as the Company already used the two-class method for its participating securities.

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

In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") was issued which, among other things, provides guidance on identifying variable interest entities ("VIE") and determining when assets, liabilities, non-controlling interests, and operating results of a VIE should be included in a company's consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision of FIN 46 ("FIN 46-R"), clarifying certain provisions and partially deferring the effective dates. The Company presently does not hold an interest in any variable interest entity; therefore, application of FIN 46-R has not affected the Company's consolidated financial statements, results of operations or disclosures.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - GOODWILL AND OTHER INTANGIBLES

There were no changes in the Company's goodwill for the first six months of 2004. Following is a summary, by business segment, of the balances in goodwill as of June 30, 2004 (in thousands):

                                                             GOODWILL
                                       -----------------------------------------------------
                                         DECEMBER 31,                           JUNE 30,
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
                                       ================  ==============    =================

At June 30, 2004, other intangibles recorded in the consolidated balance sheets are comprised of the following (in thousands):

                                                         GROSS                                NET
                                                       CARRYING        ACCUMULATED           BOOK
                                                         VALUE         AMORTIZATION          VALUE
                                                     ------------      -----------        -----------
Trade names                                          $      5,282      $    (3,983)       $     1,299
Mailing/exhibitor lists                                     9,350           (5,239)             4,111
Advertiser relationships                                    7,200           (3,859)             3,341
Subscriber relationships                                    2,100           (1,178)               922
Noncompete agreements                                          24              (20)                 4
                                                     ------------      -----------        -----------
  Balance at June 30, 2004                           $     23,956      $   (14,279)       $     9,677
                                                     ============      ===========        ===========

Other intangibles are being amortized over 3 to 10 years. Total amortization expense for the six months ended June 30, 2004 and 2003 was $1.2 million and $2.2 million, respectively. Amortization expense estimated for these intangibles for 2004 through 2008 are as follows (in thousands):

YEAR ENDED
DECEMBER 31,         AMOUNT
-----------        ----------
    2004           $    2,474
    2005           $    2,441
    2006           $    2,214
    2007           $    1,300
    2008           $      404

NOTE 3 - DISPOSALS

At December 31, 2002, the net assets of our Professional Trade Shows ("PTS") were classified as held for sale. The sale was completed in January 2003 for approximately $3.8 million, including an earnout of $0.6 million based on reaching certain performance objectives in 2003, which were not met. The sale resulted in a gain of approximately $1.4 million, which was recorded in the first quarter of 2003. The results of PTS are reported as discontinued operations for all periods presented. PTS was part of the Company's Industry segment.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Operating results for discontinued operations are as follows (in thousands):

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                                   2003                        2003
                                                                -----------                -----------
Revenues                                                        $         -                $         -
                                                                ===========                ===========

Loss from operations, net of taxes                              $      (188)               $      (709)
Gain on sale of properties, net of taxes                                  -                      1,387
                                                                -----------                -----------
Income (loss) from discontinued operations                      $      (188)               $       678
                                                                ===========                ===========

NOTE 4 - DEBT

LOAN AND SECURITY AGREEMENT

In August 2003, the Company replaced its senior secured credit facility with a new four-year loan and security agreement. Pursuant to the terms of the revolving loan and security agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.5x the Company's last twelve months adjusted EBITDA measured monthly during the first year, 2.25x during the second year and 2.0x thereafter; (iii) 40% of the Company's last six months of revenues; or (iv) 25% of the Company's enterprise value, as determined annually by a third party. The revolving credit facility bears interest at LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months adjusted EBITDA to 2.5x through March 31, 2004, 2.25x from June 30, 2004 through March 31, 2005 and 2.0x thereafter. The loan agreement permits the Company to sell assets of up to $12.0 million in the aggregate during the term or $5.0 million in any single asset sale; and complete acquisitions of up to $5.0 million per year. Included in the loan agreement are two stand-by letters of credit of $0.1 million and $0.2 million, respectively, required by two of the Company's facility leases. The amounts of the letters of credit reduce the availability under the credit facility. As of June 30, 2004, no amounts were drawn under the stand-by letters of credit. Costs representing bank fees and other professional fees of $1.9 million are being amortized over the life of the loan agreement. As of June 30, 2004, $39.7 million was available under the loan and security agreement. There were no amounts outstanding.

The loan and security agreement contains several provisions, that could have a significant impact as to the classification as well as the acceleration of payments for borrowings outstanding under the agreement, including the following: (i) the obligation of the lender to provide any advances under the loan agreement is subject to no material adverse change events; (ii) reserves may be established against the borrowing base for sums that the Company is required to pay, such as taxes and assessments and other types of required payments, and has failed to pay; (iii) in the event of a default under the loan agreement, the lender has the right to direct all cash that is deposited in the Company's lock boxes to be sent to the lender to pay down outstanding borrowings; (iv) the loan agreement establishes cross-defaults to the Company's other indebtedness (such as the 11-7/8% senior secured notes and 10-3/8% senior subordinated notes) such that a default under the loan agreement could cause a default under the note agreements and vice versa; however, default-triggering thresholds are different in the loan agreement and the notes; and (v) if the Company is in default of any material agreement to which it is a party and the counter-party to that agreement has the right to terminate such agreement as a result of the default, this constitutes an event of default under the loan agreement. Under the loan agreement, the lenders reserve the right to deem the notes in default, and in those limited circumstances, could accelerate payment of any outstanding loan balances should the Company undergo a material adverse event. Even though the criteria defining a material adverse event are subjective, the Company does not believe exercise of the lenders' right is probable nor does it foresee any material adverse events in 2004. In addition, the Company believes that the note agreements are long-term in nature. Accordingly, the Company continues to classify its notes as long term. At June 30, 2004, the Company was in compliance with all of the above provisions.

SENIOR SECURED CREDIT FACILITY

In January 2003, the Company amended its senior secured credit facility, and as noted above, this facility was replaced in August 2003. The amendment permitted the Company to sell certain properties in excess of the $5.0 million aggregate limit required by the original amended agreement. In return, the revolving commitment was ultimately reduced from $40.0 million to $20.1 million. The reduction of the revolver resulted in the write-off of unamortized financing fees of $0.9

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

million. This charge has been classified as part of interest expense on the consolidated statement of operations for the six months ended June 30, 2003.

SENIOR SECURED NOTES

In March 2002, Penton issued $157.5 million of 11-7/8% senior secured notes (the "Secured Notes") due in 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes were offered at a discount of $0.8 million, which is being amortized using the interest method over the term of the Secured Notes. Amortization of the discount was immaterial for the six months ended June 30, 2004 and 2003.

SENIOR SUBORDINATED NOTES

In June 2001, Penton issued $185.0 million of 10-3/8% senior subordinated notes (the "Subordinated Notes") due in 2011. Interest is payable on the Subordinated Notes semiannually on June 15 and December 15. The Subordinated Notes were offered at a discount of $4.2 million, which is being amortized using the interest method, over the term of the Subordinated Notes. Amortization of the discount was approximately $0.1 million for the six months ended June 30, 2004 and 2003, respectively.

INTEREST PAYMENTS

Interest payments of $18.4 million and $18.5 million were made during the six months ended June 30, 2004 and 2003, respectively. Interest of $5.4 million was accrued at June 30, 2004 and December 31, 2003, respectively, and included in other accrued expenses on the consolidated balance sheets.

NOTE 5 - MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

PREFERRED STOCK LEVERAGE RATIO EVENT OF NON-COMPLIANCE

At June 30, 2004, an event of non-compliance continues to exist under our Series B Convertible Preferred Stock (the "preferred stock") because the Company's leverage ratio of 14.7 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. Upon the occurrence of this event of non-compliance, the 5% per annum dividend rate on the preferred stock increased by one percentage point as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to the current maximum rate of 10% per annum. The conversion price of the preferred stock decreased by $0.76 as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to its maximum reduction related to this event of non-compliance of $3.80 per share. The conversion price will adjust to what it would have been absent such event (to the extent any preferred shares are still outstanding) once the leverage ratio is less than 7.5. No such reduction to the conversion price will be made at any time that representatives of the preferred stockholders constitute a majority of the Board of Directors. In July 2004 at the Company's annual stockholders' meeting, changes were made to the Board of Directors such that the preferred stockholders now constitute a majority of the Board, and as a result, the conversion price was restored to $7.61, (see Note 18 - Subsequent Events). Furthermore, the dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5. Under the preferred stock agreement, if the leverage ratio exceeds 7.5 for four consecutive quarters, the preferred stockholders will have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. As of December 31, 2003, the leverage ratio had exceeded 7.5 for four consecutive quarters giving the preferred stockholders the right to cause the Company to seek a buyer. If the Company had been sold on June 30, 2004, the bondholders would have been entitled to receive $335.8 million and the preferred stockholders would have been entitled to receive $232.4 million before the common stockholders would have received any amounts for their common shares. The amount the preferred stockholders would be entitled to receive could increase significantly in the future under certain circumstances. Stockholders are urged to read the terms of the preferred stock. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or the loan agreement. As such, there is no acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences have not resulted in any cash outflow from the Company.

Under the conversion terms of the preferred stock, each holder has a right to convert dividends into additional shares of common stock. At June 30, 2004, no dividends have been declared. However, in light of each holder's conversion right and considering the increase in the dividend rate and the concurrent reduction of the conversion price as noted above, the

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). All such accruals have been reported as an increase in the carrying value of the preferred stock and a charge to capital in excess of par value given that the Company is in a retained deficit position.

NOTE 6 - EXECUTIVE BONUS AND TERMINATION BENEFITS

On June 21, 2004, Penton's Board of Directors announced the appointment of David
B. Nussbaum as Chief Executive Officer ("CEO") of the Company. In addition to the Company's standard executive incentive and benefit package, Mr. Nussbaum received a signing bonus of approximately $1.7 million and 30,000 shares of a new Series of Preferred Stock upon there issuance (see Note 18 - Subsequent Events). In addition, the Board accelerated the vesting of 135,000 deferred shares granted to Mr. Nussbaum on February 3, 2004. Mr. Nussbaum used the net proceeds from his signing bonus to repay a portion of his outstanding executive loan balance.

On March 24, 2004, the Company announced that its Chairman and CEO, Thomas L. Kemp, would be leaving the Company. Mr. Kemp's employment was terminated effective June 30, 2004 and on July 1, 2004, Mr. Kemp and the Company signed a Separation Agreement and General Release agreement. The separation agreement stipulated a lump-sum payment of $2.3 million (including the settlement of Mr. Kemp's accrued SERP obligation of $0.2 million), the acceleration of 100,000 stock options, and the acceleration of 125,000 performance shares.

In addition, the Board and Mr. Kemp agreed upon a number of provisions related to Mr. Kemp's outstanding executive loan balance. The underlying goal of these provisions is to ensure that there are sufficient funds available to pay any amount due to taxing authorities in case the loan is discharged at a future date. Specifically, $0.8 million of the $2.3 million lump-sum payment has been placed in escrow and will be returned to Mr. Kemp only if he pays off the entire loan balance by its due date. Furthermore, Mr. Kemp has granted Penton a security interest in approximately 1.1 million shares of Penton common stock. These pledged securities could be transferred to Penton's ownership under certain circumstances and used to pay the appropriate taxing authorities or to pay down the outstanding loan balance.

On June 28, 2004, Mr. Kemp was granted 514,706 deferred shares that vest on January 3, 2005. In return for these shares, Mr. Kemp agreed to comply with the terms of certain restrictive covenants, including a non-compete and a non-solicitation covenant.

On June 27, 2004, the Company announced that its President and Chief Operating Officer, Daniel J. Ramella, would be leaving the Company as part of a management restructuring plan. Mr. Ramella's employment was terminated effective June 30, 2004 and on July 1, 2004, Mr. Ramella and the Company signed a Separation Agreement and General Release agreement. The separation agreement stipulated a lump-sum payment of $1.7 million (including the settlement of Mr. Ramella's accrued SERP obligation of $0.2 million), and the acceleration of 139,999 stock options, 210,000 deferred shares and 90,000 performance shares. In addition, the Board agreed to discharge the $2.6 million outstanding balance on Mr. Ramella's executive loan in return for full and final settlement of any claims Mr. Ramella may have had against the Company.

NOTE 7 - COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

EXECUTIVE LOAN PROGRAM

The Company has an Executive Loan Program, which allowed Penton to issue shares of Company common stock at fair market value to six key executives in exchange for full recourse notes. In December 2001, the loan notes were amended to cease interest charges as well as to extend the maturity date from the fifth anniversary of the first loan date to six months following the seventh anniversary of the first loan date. No payments are required until maturity, at which time all outstanding amounts are due.

In June 2004, Mr. Nussbaum repaid his outstanding loan balance with proceeds from his signing bonus and 288,710 shares of Penton common stock, which were returned to the Company. In addition, the Board agreed to discharge the outstanding balance due on Mr. Ramella's executive loan in exchange for Mr. Ramella releasing the Company of any claims he may have

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

had. The Board also agreed upon a number of provisions related to Mr. Kemp's outstanding executive loan balance, as previously noted.

EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44" requires that once a Company forgives all or part of a recourse note it must consider all other existing recourse notes as nonrecourse prospectively (variable accounting). Consequently, the Company recognized $0.1 million in additional paid in capital in excess of par equal to the fair market value of the stock issued in conjunction with the establishment of the loans. In addition, the Company recorded a $1.8 million provision for loan impairment on the remaining unreserved loan balance. Additionally, the Company reversed the $1.0 million reserve established in June 2003 related to Mr. Nussbaum against his signing bonus of $1.7 million which was recorded in selling, general and administrative expenses on the consolidated statements of operations. Going forward, all future awards exercised with recourse notes shall be presumed to be exercised with nonrecourse notes with any dividends recorded as compensation expense and interest recorded as part of the exercise price.

At June 30, 2004 and December 31, 2003, the outstanding loan balance due under the Executive Loan Program was approximately $5.8 million and $9.5 million, respectively. The loan balance, net of amounts reserved of $5.8 million and $7.6 million at June 30, 2004 and December 31, 2003, respectively, is classified in the stockholders' deficit section of the consolidated balance sheets as notes receivable from officers.

REDEEMABLE COMMON STOCK

At December 31, 2003, the Company classified 4,191 common shares outside of stockholders' deficit because the redemption of the stock was not within the control of the Company. Redeemable common stock relates to common stock that may be subject to rescissionary rights. The purchase of common stock by certain employees in the Company's 401(k) plan from May 2001 through March 2003 was not registered under the federal securities laws. As a result, such purchasers of our common stock during that period may have had the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. On March 14, 2004, all rescissionary rights expired.

MANAGEMENT STOCK PURCHASE PLAN

In February 2004, a total of 595 restricted stock units ("RSUs") were granted at $0.84 per share, which represented 80% of the fair market value of Penton stock on the date of grant. During the first six months of 2004, 11,217 shares of the Company's common stock were issued under this plan leaving a balance of 95,770 RSU's outstanding at June 30, 2004. For the six months ended June 30, 2004 and 2003, respectively, an immaterial amount of expense was recognized related to the Management Stock Purchase Plan.

EQUITY AND PERFORMANCE INCENTIVE PLAN

Stock Options

In February 2004, 473,700 options were granted to certain executives and other eligible employees at an exercise price of $0.90 per share. For the first six months of 2004, 17,000 options were exercised leaving 2,337,680 options outstanding at June 30, 2004. In June 2004, the Board accelerated the vesting of 239,999 options for two executives, as previously noted.

Deferred Shares

In February 2004, 445,000 deferred shares were granted to certain executives and in June 2004, the Board granted 514,706 deferred shares to one executive. Furthermore, in June 2004 the Board also accelerated the vesting of 345,000 deferred shares originally granted in February 2004 to two other executives. For the six months ended June 30, 2004, 535,056 shares of the Company's common stock were issued under this plan leaving 824,706 deferred shares outstanding at June 30, 2004. For the six months ended June 30, 2004 and 2003, approximately $0.6 million and $1.3 million, respectively, were recognized as expense related to deferred shares.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Performance Shares

During the second quarter of 2004, 11,250 performance shares, which were earned as of December 31, 2003, were issued. Furthermore, a total of 255,000 performance shares were immediately vested in accordance with their respective performance share agreements when the employment of three executives was terminated. These shares were issued in July 2004. At June 30, 2004, a total of 370,000 performance shares remain outstanding, including the 255,000 shares as previously noted. Performance shares are not issuable until earned. For the six months ended June 30, 2004, $0.1 million was recognized as expense related to performance shares. For the six months ended June 30, 2003, an immaterial amount was credited to compensation expense, which resulted from the decrease in the Company's stock price.

Performance Units

In the second quarter of 2003, the Company granted 490,155 performance units to certain key executives. Subject to the attainment of certain performance goals over a three-year period from January 1, 2003 through December 31, 2005, each grantee can earn a cash award in respect to each performance unit. For the six months ended June 30, 2004, approximately $0.1 million was recognized as expense related to these performance units. A total of 195,012 performance units worth $0.4 million were immediately vested in accordance with their respective performance share agreements when the employment of two executives was terminated in June 2004.

TREASURY STOCK

In the first six months of 2004, 445,981 shares were returned to the Company by certain executives to cover taxes on deferred shares issued and by one executive to pay-down a portion of his executive loan. Treasury stock is carried at cost and is recorded as a net decrease in capital in excess of par value.

NOTE 8 - EMPLOYEE BENEFIT PLANS

Effective January 1, 2004, the Company's defined benefit plan was amended to freeze benefit accruals. The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it is required to contribute $1.5 million to its defined benefit plan in 2004. As of June 30, 2004, contributions of $0.4 million have been made.

The following table summarizes the components of our defined benefit pension expenses for the three and six months ended June 30, 2004 and 2003 (in thousands):

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                            2004            2003           2004          2003
                                                         -----------     -----------    ----------    ----------
Service cost.........................................    $         -     $       468    $        -    $      936
Interest cost........................................            700             660         1,286         1,320
Expected return on plan assets.......................           (841)           (751)       (1,562)       (1,502)
Amortization of prior service costs..................              -              17             -            34
Amortization of actuarial gain.......................              -            (138)            -          (276)
                                                         -----------     -----------    ----------    ----------
   Net periodic benefit cost (benefit)...............    $      (141)    $       256    $     (276)   $      512
                                                         ===========     ===========    ==========    ==========

Concurrent with the freeze, the Company began making contributions to a new retirement account in the 401(k) Plan, which has been renamed the Penton Media, Inc. Retirement and Savings Plan ("RSP"). The RSP now includes the new retirement account and the "old" 401(k) savings account. There are no changes to the 401(k) savings account as a result of this change. Beginning in 2004, the Company began making monthly contributions to each employee's retirement account equal to between 3% and 6% of the employee's annual salary, based on age and years of service. The Company's contributions become fully vested once the employee has completed five years of service. The Company expects to make contributions to the RSP of approximately $1.8 million in 2004. During the first six months of 2004, contributions of $0.9 million were made.

Effective January 1, 2004, Penton's supplemental executive retirement plan ("SERP") was amended to freeze benefits. In place of the SERP, the Company will accrue an amount equal to between 3% and 6% of the participants' eligible salary plus an investment return equal to the Moody's Aa Corporate Bond note. The accrued percentage is based on each executive's age and

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

years of service. In July 2004, the Company paid a total of $0.4 million to settle benefit obligations with respect to two executives in connection with the termination of their employment.

The following table summarizes the components of our SERP pension expense for the three and six months ended June 30, 2004 and 2003 (in thousands):

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                            2004            2003           2004          2003
                                                         -----------     -----------    ----------    ----------
Service cost.........................................    $         -     $        18    $        -    $       36
Interest cost........................................             13              13            26            26
Amortization of prior service costs..................              -               7             -            14
                                                         -----------     -----------    ----------    ----------
   Net periodic benefit cost ........................    $        13     $        38    $       26    $       76
                                                         ===========     ===========    ==========    ==========

NOTE 9 - EARNINGS PER SHARE

Earnings per share have been computed pursuant to the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Computations of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands, except per share amounts):

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                         JUNE 30,                        JUNE 30,
                                                                   2004             2003           2004            2003
                                                               ------------      -----------    -----------     ----------
Net loss applicable to common stockholders                     $    (17,939)     $   (20,206)   $   (28,339)    $  (25,964)
                                                               ============      ===========    ===========     ==========

Number of shares:
     Weighted average shares outstanding -
       basic and diluted                                             33,583           33,508         33,559         33,272
                                                               ============      ===========    ===========     ==========

Per share amount:
     Loss applicable to common stockholders -
        basic and diluted                                      $      (0.53)     $     (0.60)   $     (0.84)    $    (0.78)
                                                               ============      ===========    ===========     ==========

Our preferred stock and RSUs are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the preferred stock and the RSUs as if the preferred stock and the RSUs had been converted into common stock. EITF 03-6, requires that participating securities included in the scope of EITF 03-6 be included in the computation of basic earnings per share if the effect of inclusion is dilutive. Vested RSUs and deferred shares are always included in the computation of basic earnings per share as they are considered equivalent to common stock. Furthermore, non-vested RSUs are excluded from the scope of EITF 03-6 as they are accounted for under APB 25. For participating securities included in the scope of EITF 03-6, the use of the two-class method to determine whether the inclusion of such securities is dilutive is required. Furthermore, non-vested RSU's are included in basic EPS using the two-class method in accordance with SFAS 128. To the extent not included in basic earnings per share, the redeemable preferred stock and the non-vested RSUs are considered in the diluted earnings per share calculation under the "if-converted" method and "treasury stock" method, respectively. At June 30, 2004 and 2003, redeemable preferred stock and non-vested RSUs were excluded from the calculation of basic earnings per share as the results were anti-dilutive.

Due to the loss from continuing operations for the three and six months ended June 30, 2004, 2,337,680 stock options, 370,000 performance shares, 589,706 non-vested deferred shares, 83,882 non-vested RSUs, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive. Due to the loss from continuing operations for the three and six months ended June 30, 2003, 2,110,455 stock options, 471,487 performance shares, 332,890 non-vested deferred shares, 120,329 non-vested RSUs, 50,000 redeemable preferred shares, and 1,600,000 warrants were excluded from the calculation of diluted earnings per share as the result would have been anti-dilutive.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 - COMPREHENSIVE LOSS

Comprehensive loss represents net loss plus the results of certain stockholders' equity changes not reflected in the consolidated statements of operations. The after-tax component of comprehensive loss for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             JUNE 30,                              JUNE 30,
                                                      2004              2003                2004            2003
                                                 --------------    --------------      -------------   --------------
Net loss                                         $      (14,531)   $      (18,346)     $     (19,738)  $      (23,449)
Other comprehensive loss:
  Change in accumulated translation adjustment             (118)             (108)                46              228
                                                 --------------    --------------      -------------   --------------
Total comprehensive loss                         $      (14,649)   $      (18,454)     $     (19,692)  $      (23,221)
                                                 ==============    ==============      =============   ==============

NOTE 11 - RELATED PARTY TRANSACTIONS

In the first six months of 2004, 445,981 shares were returned to the Company by certain executives to cover taxes on deferred shares issued and by one executive to pay-down a portion of his executive loan.

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

At June 30, 2004, Neue Medien Ulm Holdings GmbH ("Neue Medien") owed PM Germany, a consolidated subsidiary, $0.7 million. This amount is classified on the consolidated balance sheets as notes receivable. Neue Median and Penton jointly own PM Germany. The notes are due on demand and bear interest at the German Federal rate plus 3%, or 4.14% at June 30, 2004.

NOTE 12 - INCOME TAXES

The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). In the first quarter of 2004 the Company recorded a valuation allowance of $0.4 million against its net foreign deferred tax assets. In recording the valuation allowance, management considered it more likely than not that all of the foreign net deferred tax assets would not be realized. At June 30, 2004 and December 31, 2003 the valuation allowance for net deferred tax assets and net operating loss carryforwards totaled $58.0 million and $55.3 million, respectively.

In January 2003, the Company received a tax refund of $52.7 million. This amount is included in net cash provided by operating activities in the condensed consolidated statements of cash flows.

NOTE 13 - CONTINGENCIES

In connection with the acquisition of Mecklermedia Corporation in 1998, a lawsuit was brought against the Company on December 1, 1998 by Ariff Alidina (the "Plaintiff"), a former stockholder of Mecklermedia Corporation, in the United States Federal District Court in the Southern District of New York for an unspecified amount, as well as other relief. The Plaintiff had claimed that the Company violated the federal securities laws by selling Mr. Meckler, a beneficial owner of approximately 26% of the shares of Mecklermedia, an 80.1% interest in Jupitermedia Corporation for what the Plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia Corporation than was paid to other stockholders of Mecklermedia Corporation. On May 16, 2001, the United States District Court for the Southern District of New York granted the Plaintiff's motion for certification of a class consisting of all former stockholders of Mecklermedia who tendered their shares in the tender offer. By letter dated November 3, 2003, plaintiffs' counsel informed the Court that a settlement had been reached in this case. In July 2004, the Federal District Court approved the settlement between the former stockholders of Mecklermedia and the Company. At June 30, 2004, the company recorded a liability of approximately $4.6

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

million, which reflects its portion of the $7.0 million settlement amount and separately recorded an insurance receivable in the same amount, (see Note 18 - Subsequent Events).

In the normal course of business, Penton is subject to a number of lawsuits and claims, both actual and potential in nature. While management believes that resolution of existing claims and lawsuits will not have a material adverse effect on Penton's financial statements, management is unable to estimate the magnitude or financial impact of claims and lawsuits that may be filed in the future.

NOTE 14 - BUSINESS RESTRUCTURING CHARGES

In 2001, 2002, 2003 and the first half of 2004, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, the consolidation and closure of over 30 facilities, and the cancellation of various contracts.

For facilities that the Company no longer occupies, management makes assumptions, including the number of years a property will be subleased, square footage, market trends, property location and the price per square foot based on discussions with realtors and/or parties that have shown interest in the space and records estimated sublease income accordingly. The Company is actively attempting to sublease all vacant facilities.

Personnel costs include payments for severance, benefits and outplacement services.

2004 RESTRUCTURING PLAN

Reflecting Penton's new CEO's vision to position the Company for growth and improved performance, the Company restructured its operations by flattening its organizational structure as well as implementing other cost savings strategies. The Company recorded restructuring charges of $0.7 million and $2.9 million, respectively, in the first and second quarters of 2004. These costs are associated with the elimination of 37 employees, including several executives, primarily in the United States. As of June 30, 2004, the elimination of 30 positions and payments of $0.4 million had been completed.

Activity and liability balances related to the 2004 restructuring plan are as follows (in thousands):

                                                    SEVERANCE
                                                    AND OTHER                OTHER
                                                 PERSONNEL COSTS           EXIT COSTS            TOTAL
                                                 ----------------      -----------------     --------------
Charged to costs and expenses                    $            695      $              37     $          732
Cash payments                                                 (85)                   (25)              (110)
                                                 ----------------      -----------------     --------------
Restructuring balance, March 31, 2004                         610                     12                622
Charged to costs and expenses                               2,868                     79              2,947
Adjustments                                                    (5)                    (7)               (12)
Cash payments                                                (254)                   (20)              (274)
                                                 ----------------      -----------------     --------------
Restructuring balance, June 30, 2004             $          3,219      $              64     $        3,283
                                                 ================      =================     ==============

Payment of these severance costs is expected to be completed by the second quarter of 2005.

2003 RESTRUCTURING PLAN

In order to meet continued revenue challenges in 2003, the Company implemented a number of expense reduction and restructuring activities. The Company recorded restructuring charges of $4.7 million in 2003. Included in this amount is $2.5 million for personnel costs associated with the elimination of 85 positions, primarily in the United States. Furthermore, facility closing costs of $3.8 million relate primarily to the closure of one floor at the Company's corporate headquarters and the partial closure of one additional facility. This charge was offset by $2.3 million of estimated sublease income related to these facilities. The charge for other exit costs of $0.7 million relates primarily to equipment lease payments at closed office facilities, the cancellation of certain contracts, and broker commissions.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Activity and liability balances related to the 2003 restructuring plan are as follows (in thousands):

                                                    SEVERANCE
                                                    AND OTHER              FACILITY              OTHER
                                                  PERSONNEL COSTS        CLOSING COSTS         EXIT COSTS           TOTAL
                                                 ----------------      -----------------     --------------    --------------
Charged to costs and expenses                    $          2,548      $           1,505     $          661    $        4,714
Adjustments                                                    35                    (11)                 -                24
Cash payments                                              (1,105)                  (500)              (233)           (1,838)
                                                 ----------------      -----------------     --------------    --------------
Restructuring balance, December 31, 2003                    1,478                    994                428             2,900
Adjustments                                                    76                      -                  -                76
Cash payments                                              (1,121)                  (205)              (182)           (1,508)
                                                 ----------------      -----------------     --------------    --------------
Restructuring balance, June 30, 2004             $            433      $             789     $          246    $        1,468
                                                 ================      =================     ==============    ==============

Payments of severance costs are expected to be completed by the first quarter of 2005. Facility closing costs and other exit costs, which consist of equipment leases, will be paid over their respective lease terms, which expire at various dates through 2010.

2002 RESTRUCTURING PLAN

In 2002, the Company announced a number of expense reduction and restructuring initiatives intended to improve its operating cost structure. The actions include costs of $5.1 million related to the closure of nine offices worldwide. These amounts were offset in part by approximately $1.7 million related to our New York, NY and Burlingame, CA offices that we were able to sublease in 2002. In addition, the Company reduced the workforce by approximately 316 employees and recorded a liability for other contractual obligations related primarily to the cancellation of trade show venues, hotel contracts and service agreements. Adjustments of $1.7 million primarily relate to rent escalation provisions, which had not been taken into consideration when the original 2002 liability was recorded.

Activity and liability balances related to the 2002 restructuring plan are as follows (in thousands):

                                                    SEVERANCE
                                                    AND OTHER               FACILITY             OTHER
                                                 PERSONNEL COSTS         CLOSING COSTS         EXIT COSTS          TOTAL
                                                 ----------------      -----------------     --------------    --------------
Charged to costs and expenses                    $         10,344      $           3,421     $        1,648    $       15,413
Adjustments                                                   200                  1,705                 59             1,964
Cash payments                                              (5,440)                  (693)              (967)           (7,100)
                                                 ----------------      -----------------     --------------    --------------
Restructuring balance, December 31, 2002                    5,104                  4,433                740            10,277
Adjustments                                                   (45)                  (604)               (92)             (741)
Cash payments                                              (4,928)                (1,469)              (375)           (6,772)
                                                 ----------------      -----------------     --------------    --------------
Restructuring balance, December 31, 2003                      131                  2,360                273             2,764
Adjustments                                                   (78)                   401                246               569
Cash payments                                                 (29)                  (378)               (35)             (442)
                                                 ----------------      -----------------     --------------    --------------
Restructuring balance, June 30, 2004             $             24      $           2,383     $          484    $        2,891
                                                 ================      =================     ==============    ==============

The balance of severance costs relate to an executive who will be paid through 2007. Other exit costs are expected to be paid in the second half of 2004, and obligations for the non-cancelable facility leases will be paid over their respective lease terms, which expire at various dates through 2010.

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

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

other exit costs of approximately $1.0 million in 2001 and $0.4 million in 2002 primarily relate to the reversal of certain restructuring initiatives that did not require the level of spending that had originally been estimated.

Activity and liability balances related to the 2001 restructuring plan are as follows (in thousands):

                                                    SEVERANCE
                                                    AND OTHER              FACILITY              OTHER
                                                  PERSONNEL COSTS        CLOSING COSTS         EXIT COSTS          TOTAL
                                                 ----------------      -----------------     --------------    --------------
Charged to costs and expenses                    $          6,774      $           8,669     $        4,364    $       19,807
Adjustments                                                   (23)                     -               (994)           (1,017)
Cash payments                                              (4,468)                  (267)            (2,423)           (7,158)
                                                 ----------------      -----------------     --------------    --------------
Restructuring balance, December 31, 2001                    2,283                  8,402                947            11,632
Adjustments                                                  (135)                  (459)              (422)           (1,016)
Cash payments                                              (2,129)                (1,590)              (250)           (3,969)
                                                 ----------------      -----------------     --------------    --------------
Restructuring balance, December 31, 2002                       19                  6,353                275             6,647
Adjustments                                                    (8)                   598                 82               672
Cash payments                                                 (11)                (1,304)              (357)           (1,672)
                                                 ----------------      -----------------     --------------    --------------
Restructuring balance, December 31, 2003                        -                  5,647                  -             5,647
Adjustments                                                     -                      1                  -                 1
Cash payments                                                   -                   (824)                 -              (824)
                                                 ----------------      -----------------     --------------    --------------
Restructuring balance, June 30, 2004             $              -      $           4,824     $            -    $        4,824
                                                 ================      =================     ==============    ==============

The Company completed the workforce and other exit cost actions in 2003. The Company expects to pay the obligations for the non-cancelable leases over their respective lease terms, which expire at various dates through 2013.

ESTIMATED FUTURE PAYMENTS

At June 30, 2004, the Company had an accrued restructuring balance of $12.5 million. Management expects to make cash payments during the remainder of 2004 of approximately $4.9 million, composed of $3.3 million for employee separation costs, $1.0 million for facility lease obligations and $0.6 million for other contractual obligations. The balance of severance costs will be paid through 2007, and the balance of facility costs and other exit costs, primarily long-term leases, are expected to be paid through the end of the respective lease terms, which extend through 2013.

Amounts due within one year of approximately $5.8 million and $3.7 million at June 30, 2004 and December 31, 2003, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $6.7 million and $7.6 million at June 30, 2004 and December 31, 2003, respectively, are included in other non-current liabilities on the consolidated balance sheets.

Restructuring charges, including adjustments, for the three and six months ended June 30, 2004 and 2003 are as follows, by segment:

                        THREE MONTHS ENDED                        SIX MONTHS ENDED
                             JUNE 30,                                 JUNE 30,
                     2004                2003                 2004                 2003
              -----------------    ----------------     ----------------     ---------------
Industry      $             294    $            216     $            644     $           168
Technology                  554               1,103                  807               1,148
Lifestyle                    (3)                 45                    -                  45
Retail                      681                   -                  699                   -
Corporate                 1,997                 (41)               2,163                (111)
              -----------------    ----------------     ----------------     ---------------
Total         $           3,523    $          1,323     $          4,313     $         1,250
              =================    ================     ================     ===============

Restructuring charges are included in restructuring and other charges on the consolidated statements of operations.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - SEGMENT INFORMATION

The Company views and manages the business along four segments: Industry, Technology, Lifestyle and Retail, and groups its industry portfolios within these segments. A senior manager is in charge of each segment, and these senior managers report directly to the Chief Executive Officer. Our four segments derive their revenues from publications, trade shows and conferences, and online media products serving customers in 12 distinct industries.

The executive management team evaluates performance of each segment based on its revenues and adjusted segment EBITDA. As such, in the analysis that follows, the Company uses adjusted segment EBITDA, which is defined as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, impairment of assets, restructuring charges, executive separation costs, provision for loan impairment, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. Assets are not allocated to segments and as such have not been presented.

Summary information by segment for the three months ended June 30, 2004 and 2003, is as follows (in thousands):

                                       INDUSTRY             TECHNOLOGY          LIFESTYLE             RETAIL            TOTAL
                                      ----------           -----------         ------------         ----------        ----------
2004
  Revenues                            $   20,912           $    19,956         $      3,884         $    6,184        $   50,936
  Adjusted segment EBITDA             $    4,556           $     3,432         $       (617)        $    1,455        $    8,826

2003
  Revenues                            $   20,998           $    20,064         $      3,362         $    6,042        $   50,466
  Adjusted segment EBITDA             $    4,788           $     3,272         $       (667)        $    1,451        $    8,844

Summary information by segment for the six months ended June 30, 2004 and 2003, is as follows (in thousands):

                                       INDUSTRY             TECHNOLOGY          LIFESTYLE             RETAIL            TOTAL
                                      ----------           -----------         ------------         ----------        ----------
2004
  Revenues                            $   39,300           $    34,234         $     21,108         $   10,761        $  105,403
  Adjusted segment EBITDA             $    7,629           $     4,481         $     10,491         $    1,982        $   24,583

2003
  Revenues                            $   40,360           $    35,276         $     18,411         $   10,811        $  104,858
  Adjusted segment EBITDA             $    8,064           $     4,065         $      8,635         $    2,182        $   22,946

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Segment revenues, all of which are realized from external customers, equal Penton's consolidated revenues. Following is a reconciliation of Penton's total adjusted segment EBITDA to consolidated net loss (in thousands):

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          JUNE 30,                            JUNE 30,
                                                                   2004              2003             2004               2003
                                                              --------------    --------------   ---------------    -------------
Total adjusted segment EBITDA                                 $        8,826    $        8,844   $        24,583    $      22,946
Depreciation and amortization                                         (2,965)           (3,781)           (5,981)          (7,503)
Provision for loan impairment                                         (1,717)           (7,600)           (1,717)          (7,600)
Restructuring and other charges                                       (3,524)           (1,901)           (4,392)          (1,817)
Executive separation costs                                              (347)                -            (2,701)               -
Non-cash compensation                                                   (559)             (347)             (681)          (1,268)
Interest expense                                                      (9,362)           (9,412)          (18,820)         (19,750)
Interest income                                                           64               128               166              237
Other, net                                                               (10)               66               (16)            (308)
General and administrative costs                                      (4,863)           (4,090)           (9,557)          (8,873)
                                                              --------------    --------------   ---------------    -------------
Loss from continuing operations before income
  taxes                                                              (14,457)          (18,093)          (19,116)         (23,936)
Provision for income taxes                                               (74)              (65)             (622)            (191)
Discontinued operations                                                    -              (188)                -              678
                                                              --------------    --------------   ---------------    -------------
  Net loss                                                    $      (14,531)   $      (18,346)  $       (19,738)   $     (23,449)
                                                              ==============    ==============   ===============    =============

NOTE 16 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Portions of the following transactions do not provide or use cash and, accordingly, are not reflected in the condensed consolidated statements of cash flows.

For the six months ended June 30, 2004, Penton issued 11,217 shares under the Management Stock Purchase Plan, 535,056 deferred shares and 17,000 shares under the stock option plan. In February 2004, 473,700 stock options, 595 RSUs and 445,000 deferred shares were granted and in June 2004, an additional 514,706 deferred shares were granted. As a result of the termination of three executives in June 2004, 239,999 stock options and 255,000 performance shares were immediately vested. Furthermore, for the six months ended June 30, 2004, Penton recorded amortization of deemed dividend and accretion on preferred stock of $8.6 million.

In June 2004, Mr. Nussbaum returned 288,710 common shares to reduce his executive loan balance. In addition, Mr. Nussbaum received a signing bonus for $1.7 million of which $1.1 million was used to pay off the remaining balance of his executive loan.

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

NOTE 17 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The following schedules set forth condensed consolidated balance sheets as of June 30, 2004, and December 31, 2003, and condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, and condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003. In the following schedules, "Parent" refers to Penton Media, Inc., "Guarantor Subsidiaries" refers to Penton's wholly owned domestic subsidiaries, and "Non-guarantor Subsidiaries" refers to Penton's foreign subsidiaries. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in Penton's subsidiaries.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                               AS OF JUNE 30, 2004

                                                                      GUARANTOR      NON-GUARANTOR                     PENTON
                                                        PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     ------------    ------------    -------------   ------------   ------------
                                                                                 Dollars in thousands
ASSETS
Current assets:
        Cash and cash equivalents                    $     12,447    $        93     $      3,379    $          -   $     15,919
        Restricted cash                                       193              -                -               -            193
        Accounts receivable, net                           19,710          6,298            5,663               -         31,671
        Notes receivable                                        -              -              760               -            760
        Inventories                                           515            384                6               -            905
        Prepayments, deposits and other                     8,406            581            2,295               -         11,282
                                                     ------------    -----------     ------------    ------------   ------------
                                                           41,271          7,356           12,103               -         60,730
                                                     ------------    -----------     ------------    ------------   ------------

        Property, plant and equipment, net                 13,001          2,268            1,304               -         16,573
        Goodwill                                          122,289         90,755            1,367               -        214,411
        Other intangibles, net                              4,660          4,844              173               -          9,677
        Other non-current assets                            7,243            143               56               -          7,442
        Investments in subsidiaries (1)                  (196,236)             -                -         196,236              -
                                                     ------------    -----------     ------------    ------------   ------------
                                                          (49,043)        98,010            2,900         196,236        248,103
                                                     ------------    -----------     ------------    ------------   ------------
                                                     $     (7,772)   $   105,366     $     15,003    $    196,236   $    308,833
                                                     ============    ===========     ============    ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
        Accounts payable and accrued expenses        $     24,651    $     7,954     $      2,166    $          -   $     34,771
        Accrued compensation and benefits                   7,777          1,159              343               -          9,279
        Unearned income                                    11,476          3,212            6,871               -         21,559
                                                     ------------    -----------     ------------    ------------   ------------
                                                           43,904         12,325            9,380               -         65,609
                                                     ------------    -----------     ------------    ------------   ------------

Long-term liabilities and deferred credits:
        Senior secured notes, net of discount              80,059         76,920                -               -        156,979
        Senior subordinated notes, net of discount         87,642         84,205                -               -        171,847
        Net deferred pension credits                       10,764              -                -               -         10,764
        Intercompany advances                            (127,357)        86,514           33,891           6,952              -
        Other non-current liabilities                       4,265          2,014            1,943               -          8,222
                                                     ------------    -----------     ------------    ------------   ------------
                                                           55,373        249,653           35,834           6,952        347,812
                                                     ------------    -----------     ------------    ------------   ------------

Commitments and contingencies

Minority interest                                               -              -            2,461               -          2,461
Mandatorily redeemable convertible
             preferred stock                               63,661              -                -               -         63,661

Stockholders' deficit:
        Common stock and capital in excess
              of par value                                218,612        209,653           16,614        (226,267)       218,612
        Retained deficit                                 (387,187)      (366,265)         (47,174)        413,439       (387,187)
        Notes receivable from officers, less
              reserve of $5,848                                 -              -                -               -              -
        Accumulated other comprehensive
            income (loss)                                  (2,135)             -           (2,112)          2,112         (2,135)
                                                     ------------    -----------     ------------    ------------   ------------
                                                         (170,710)      (156,612)         (32,672)        189,284       (170,710)
                                                     ------------    -----------     ------------    ------------   ------------
                                                     $     (7,772)   $   105,366     $     15,003    $    196,236   $    308,833
                                                     ============    ===========     ============    ============   ============

      (1) Reflects investments in subsidiaries utilizing the equity method.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             AS OF DECEMBER 31, 2003

                                                                      GUARANTOR      NON-GUARANTOR                    PENTON
                                                        PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     ------------    ------------    ------------    ------------   ------------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
        Cash and cash equivalents                    $     27,125    $       147     $      2,354    $          -   $    29,626
        Accounts receivable, net                           19,511          4,901            5,309               -        29,721
        Notes receivable                                        -              -              571               -           571
        Inventories                                           582            287                6               -           875
        Prepayments, deposits and other                     2,845            379            1,674               -         4,898
                                                     ------------    -----------     ------------    ------------   -----------
                                                           50,063          5,714            9,914               -        65,691
                                                     ------------    -----------     ------------    ------------   -----------

        Property, plant and equipment, net                 14,613          2,656            1,534               -        18,803
        Goodwill                                          122,289         90,755            1,367               -       214,411
        Other intangibles, net                              5,053          5,639              191               -        10,883
        Other non-current assets                            8,425            143              534               -         9,102
        Investment in subsidiaries (1)                   (177,677)             -                -         177,677             -
                                                     ------------    -----------     ------------    ------------   -----------
                                                          (27,297)        99,193            3,626         177,677       253,199
                                                     ------------    -----------     ------------    ------------   -----------
                                                     $     22,766    $   104,907     $     13,540    $    177,677   $   318,890
                                                     ============    ===========     ============    ============   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

        Accounts payable and accrued expenses        $     17,308    $     6,506     $      1,702    $          -   $    25,516
        Accrued compensation and benefits                   5,838          1,112              208               -         7,158
        Unearned income                                    16,990          3,144            4,646               -        24,780
                                                     ------------    -----------     ------------    ------------   -----------
                                                           40,136         10,762            6,556               -        57,454
                                                     ------------    -----------     ------------    ------------   -----------
Long-term liabilities and deferred credits:
        Senior secured notes, net of discount              80,027         76,888                -               -       156,915
        Senior subordinated notes, net of discount         87,566         84,132                -               -       171,698
        Net deferred pension credits                       11,040              -                -               -        11,040
        Intercompany advances                            (110,837)        71,196           32,736           6,905             -
        Other non-current liabilities                       4,701          2,250            2,212               -         9,163
                                                     ------------    -----------     ------------    ------------   -----------
                                                           72,497        234,466           34,948           6,905       348,816
                                                     ------------    -----------     ------------    ------------   -----------

Commitments and contingencies

Minority interest                                               -              -            2,487               -         2,487
Mandatorily redeemable convertible
        preferred stock                                    55,060              -                -               -        55,060
Redeemable common stock                                         2              -                -               -             2

Stockholders' deficit:
        Common stock and capital in excess
            of par value                                  226,598        209,653           16,614        (226,267)      226,598
        Retained deficit                                 (367,449)      (349,976)         (44,904)        394,880      (367,449)
        Notes receivable from officers, less
            reserve of $7,600                              (1,897)             -                -               -        (1,897)
        Accumulated other comprehensive
            income (loss)                                  (2,181)             2           (2,161)          2,159        (2,181)
                                                     ------------    -----------     ------------    ------------   -----------
                                                         (144,929)      (140,321)         (30,451)        170,772      (144,929)
                                                     ------------    -----------     ------------    ------------   -----------
                                                     $     22,766    $   104,907     $     13,540    $    177,677   $   318,890
                                                     ============    ===========     ============    ============   ===========

(1) Reflects investments in subsidiaries utilizing the equity method.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    FOR THE THREE MONTHS ENDED JUNE 30, 2004

                                                                      GUARANTOR     NON-GUARANTOR                      PENTON
                                                        PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     ------------   ------------     ------------    ------------   ------------
                                                                               (DOLLARS IN THOUSANDS)
REVENUES                                             $     32,586    $    11,870     $      6,480    $          -   $     50,936
                                                     ------------    -----------     ------------    ------------   -------------
OPERATING EXPENSES:

        Editorial, production and circulation              15,527          5,732            2,506               -         23,765
        Selling, general and administrative                11,774          8,575            3,765               -         24,114
        Provision for loan impairment                       1,717              -                -               -          1,717
        Restructuring and other charges                     2,307          1,195               22               -          3,524
        Depreciation and amortization                       2,140            652              173               -          2,965
                                                     ------------    -----------     ------------    ------------   ------------
                                                           33,465         16,154            6,466               -         56,085
                                                     ------------    -----------     ------------    ------------   ------------

OPERATING INCOME (LOSS)                                      (879)        (4,284)              14               -         (5,149)
                                                     ------------    -----------     ------------    ------------   ------------

OTHER INCOME (EXPENSE):

        Interest expense                                   (4,816)        (4,467)             (79)              -         (9,362)
        Interest income                                        50              -               14               -             64
        Equity in losses of subsidiaries                   (8,831)             -                -           8,831              -
        Other, net                                              6              -              (16)              -            (10)
                                                     ------------    -----------     ------------    ------------   ------------
                                                          (13,591)        (4,467)             (81)          8,831         (9,308)
                                                     ------------    -----------     ------------    ------------   ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES                                       (14,470)        (8,751)             (67)          8,831        (14,457)

Provision for income taxes                                    (61)           (10)              (3)              -            (74)
                                                     ------------    -----------     ------------    ------------   ------------

NET LOSS                                             $    (14,531)   $    (8,761)    $        (70)   $      8,831   $    (14,531)
                                                     ============    ===========     ============    ============   ============

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    FOR THE THREE MONTHS ENDED JUNE 30, 2003

                                                                      GUARANTOR     NON-GUARANTOR                      PENTON
                                                        PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     ------------   ------------     ------------    ------------   ------------
                                                                               (DOLLARS IN THOUSANDS)

REVENUES                                             $     31,718    $    12,876     $      5,872    $          -   $     50,466
                                                     ------------    -----------     ------------    ------------   ------------

OPERATING EXPENSES:

        Editorial, production and circulation              15,117          5,988            2,362               -         23,467
        Selling, general and administrative                10,755          8,531            3,306               -         22,592
        Provision for loan impairment                       7,600              -                -               -          7,600
        Restructuring other charges                           798            562              541               -          1,901
        Depreciation and amortization                       2,316            994              471               -          3,781
                                                     ------------     ----------      ------------    -----------    -----------
                                                           36,586         16,075            6,680               -         59,341
                                                     ------------     ----------      ------------    -----------    -----------

OPERATING LOSS                                             (4,868)        (3,199)            (808)              -         (8,875)
                                                     ------------     ----------     ------------    ------------   ------------

OTHER INCOME (EXPENSE):

        Interest expense                                   (4,762)        (4,565)             (85)              -         (9,412)
        Interest income                                       128              -                -               -            128
        Equity in losses of subsidiaries                   (8,617)             -                -           8,617              -
        Other, net                                            (68)          (145)             279               -             66
                                                     ------------     ----------     ------------    ------------   ------------
                                                          (13,319)        (4,710)             194           8,617         (9,218)
                                                     ------------     ----------     ------------    ------------   ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES                                       (18,187)        (7,909)            (614)          8,617        (18,093)

Benefit (provision) for income taxes                          (67)            (5)               7               -            (65)
                                                     ------------    -----------     ------------    ------------   ------------

LOSS FROM CONTINUING OPERATIONS                           (18,254)        (7,914)            (607)          8,617        (18,158)

Income (loss) from discontinued operations                    (92)             9             (105)              -           (188)
                                                     ------------    -----------    -------------    ------------  -------------
NET LOSS                                             $    (18,346)   $    (7,905)   $        (712)   $      8,617  $     (18,346)
                                                     ============    ===========    =============    ============  =============

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                                      GUARANTOR     NON-GUARANTOR                      PENTON
                                                        PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     ------------   ------------     ------------    ------------   ------------
                                                                               (DOLLARS IN THOUSANDS)

REVENUES                                             $     76,163    $    20,586     $     8,654     $          -   $    105,403
                                                     ------------    -----------     -----------     ------------   -------------

OPERATING EXPENSES:
        Editorial, production and circulation              31,342         10,119           3,685                -         45,146
        Selling, general and administrative                27,421         15,012           6,180                -         48,613
        Provision for loan impairment                       1,717              -               -                -          1,717
        Restructuring and other charges                     2,920          1,432              40                -          4,392
        Depreciation and amortization                       4,284          1,316             381                -          5,981
                                                     ------------    -----------     -----------    -------------   ------------
                                                           67,684         27,879          10,286                -        105,849
                                                     ------------    -----------     -----------    -------------   ------------

OPERATING INCOME (LOSS)                                     8,479         (7,293)         (1,632)               -           (446)
                                                     ------------    -----------     -----------    -------------   ------------

OTHER INCOME (EXPENSE):
        Interest expense                                   (9,674)        (8,978)           (168)               -        (18,820)
        Interest income                                       136              -              30                -            166
        Equity in losses of subsidiaries                  (18,559)             -               -           18,559              -
        Other, net                                              3              -             (19)               -            (16)
                                                     ------------    -----------     -----------    -------------   ------------
                                                          (28,094)        (8,978)           (157)          18,559        (18,670)
                                                     ------------    -----------     -----------    -------------   ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES                                       (19,615)       (16,271)         (1,789)          18,559        (19,116)

Provision for income taxes                                   (123)           (18)           (481)               -           (622)
                                                     ------------    -----------     -----------     ------------   ------------

NET LOSS                                             $    (19,738)   $   (16,289)     $   (2,270)    $     18,559   $    (19,738)
                                                     ============    ===========     ===========     ============   ============


                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                            GUARANTOR   NON-GUARANTOR                    PENTON
                                                PARENT    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                ------    ------------  ------------   ------------   ------------
                                                                        (DOLLARS IN THOUSANDS)
REVENUES                                       $ 73,830     $ 23,017     $  8,011       $       -       $104,858
                                               --------     --------     --------       ---------       --------
OPERATING EXPENSES:
      Editorial, production and circulation      31,112       11,186        3,522               -         45,820
      Selling, general and administrative        24,630       15,703        5,900               -         46,233
      Provision for loan impairment               7,600            -            -               -          7,600
      Restructuring and other charges               669          607          541               -          1,817
      Depreciation and amortization               4,677        1,949          877               -          7,503
                                               --------     --------     --------       ---------       --------
                                                 68,688       29,445       10,840               -        108,973
                                               --------     --------     --------       ---------       --------
OPERATING INCOME (LOSS)                           5,142       (6,428)      (2,829)              -         (4,115)
                                               --------     --------     --------       ---------       --------
OTHER INCOME (EXPENSE):
      Interest expense                          (10,138)      (9,453)        (159)              -        (19,750)
      Interest income                               237            -            -               -            237
      Equity in losses of subsidiaries          (19,018)           -            -          19,018              -
      Other, net                                   (369)        (147)         208               -           (308)
                                               --------     --------     --------       ---------       --------
                                                (29,288)      (9,600)          49          19,018        (19,821)
                                               --------     --------     --------       ---------       --------
LOSS FROM CONTINUING OPERATIONS BEFORE
      INCOME TAXES                              (24,146)     (16,028)      (2,780)         19,018        (23,936)

Provision for income taxes                         (137)         (10)         (44)              -           (191)
                                               --------     --------     --------       ---------       --------
LOSS FROM CONTINUING OPERATIONS                 (24,283)     (16,038)      (2,824)         19,018        (24,127)

Income (loss) from discontinued operations          834            9         (165)              -            678
                                               --------     --------     --------       ---------       --------
NET LOSS                                       $(23,449)    $(16,029)    $ (2,989)      $  19,018       $(23,449)
                                               ========     ========     ========       =========       ========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                                        GUARANTOR    NON-GUARANTOR                       PENTON
                                                           PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                           ------     ------------   ------------    ------------     ------------
                                                                                         (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY (USED FOR)
      OPERATING ACTIVITIES                               $  (12,825)  $   (15)          $   1,083        $     -       $  (11,757)
                                                         ----------   -------           ---------        -------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                   (1,449)      (39)                (31)             -           (1,519)
      Net notes receivable                                        -         -                (188)             -             (188)
                                                         ----------   -------          ----------        -------       ----------
Net cash used for investing activities                       (1,449)      (39)               (219)             -           (1,707)
                                                         ----------   -------          ----------        -------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of financing costs                                 (6)        -                   -              -               (6)
      Increase in restricted cash                              (193)        -                   -              -             (193)
      Increase (decrease) in book overdrafts                   (224)        -                 161              -              (63)
                                                         ----------   -------          ----------        -------       ----------

Net cash provided by (used for) financing activities           (423)        -                 161              -             (262)
                                                         ----------   -------          ----------        -------       ----------

Effect of exchange rate changes on cash                          19         -                   -              -               19
                                                         ----------   -------          ----------        -------       ----------
Net increase (decrease) in cash and cash equivalents        (14,678)      (54)              1,025              -          (13,707)
Cash and cash equivalents at beginning of period             27,125       147               2,354              -           29,626
                                                         ----------   -------          ----------        -------       ----------
Cash and cash equivalents at end of period               $   12,447   $    93          $    3,379        $     -       $   15,919
                                                         ==========   =======          ==========        =======       ==========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                                     GUARANTOR     NON-GUARANTOR                    PENTON
                                                         PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                         ------     ------------   ------------    ------------   ------------
                                                                                    (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY (USED FOR) OPERATING
      ACTIVITIES                                        $ 35,298       $ 182         $  (758)        $       -      $ 34,722
                                                        --------       -----         -------         ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                  (881)       (410)            (52)                -        (1,343)
      Earnouts paid                                            -          (7)              -                 -            (7)
      Net notes receivable                                     -           -           1,549                 -         1,549
      Proceeds from sale of Professional Trade
         Shows group                                       3,250           -               -                 -         3,250
                                                        --------       -----         -------         ---------      --------
Net cash provided by (used for) investing activities       2,369        (417)          1,497                 -         3,449
                                                        --------       -----         -------         ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of senior secured credit facility         (4,500)          -               -                 -        (4,500)
      Payment of notes payable                                 -           -            (417)                -          (417)
      Employee stock purchase plan payments                 (107)          -              (6)                -          (113)
      Proceeds from repayment of officers loans              250           -               -                 -           250
      Decrease in restricted cash                             14           -             253                 -           267
      Increase in book overdrafts                             25           -             168                 -           193
      Payment of financing costs                            (200)          -               -                 -          (200)
                                                        --------       -----         -------         ---------      --------
Net cash used for financing activities                    (4,518)          -              (2)                -        (4,520)
                                                        --------       -----         -------         ---------      --------

Effect of exchange rate changes on cash                      (52)          -               -                 -           (52)
                                                        --------       -----         -------         ---------      --------

Net increase (decrease) in cash and equivalents           33,097        (235)            737                 -        33,599
Cash and cash equivalents at beginning of period           5,165         460           1,146                 -         6,771
                                                        --------       -----         -------         ---------      --------
Cash and cash equivalents at end of period              $ 38,262       $ 225         $ 1,883         $       -      $ 40,370
                                                        ========       =====         =======         =========      ========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 - SUBSEQUENT EVENTS

CONTINGENCY

In July 2004, the Federal District Court in the Southern District of New York approved the settlement between the former stockholders of Mecklermedia and the Company. The class settlement, which amounted to $7.0 million, will be paid entirely by insurance proceeds. See Note 13 - Contingencies.

BOARD OF DIRECTOR CHANGES

Effective at the annual meeting of stockholders on July 15, 2004, the number of board members decreased from eleven to eight. At the Company's Board of Directors meeting held on July 21, 2004, the Board named Mr. Nussbaum as a director and decreased the number of directors from eight to seven.

With the reduction in members, the holders of the preferred stock have a majority of the Company's Board of Directors. Upon the preferred holders obtaining this majority, the conversion price on the Company's preferred stock adjusted back to $7.61. Had the board changes occurred on June 30, 2004, the amount the preferred stockholders would have been entitled to receive if the Company had been sold on June 30, 2004, decreased from $232.4 million to $116.4 million. The amount the preferred stockholders would be entitled to receive could increase significantly in the future under certain circumstances. Stockholders are urged to read the terms of the preferred stock.

SERIES M PREFERRED STOCK

At the Board of Directors meeting held on July 21, 2004, the Board authorized the creation of a new series of preferred stock, $0.01 par value, ("Series M Preferred Stock") as a long term incentive plan for the Company's management. The maximum number of shares of Series M Preferred Stock was set at 150,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future results. Penton considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. Although Penton believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause Penton's results to differ materially from those indicated by such forward-looking statements, including, among other factors, the transition to the new chief executive officer; fluctuations in advertising revenue with general economic cycles; economic uncertainty exacerbated by potential terrorist attacks on the United States or the impact of the war with Iraq, and related geopolitical events; the performance of our natural products industry trade shows; the seasonality of revenues from trade shows and conferences; our ability to launch new products that fit strategically with and add value to our business; our ability to penetrate new markets internationally; increases in paper and postage costs; the effectiveness of our cost-saving efforts; the infringement or invalidation of Penton's intellectual property rights; pending litigation; government regulation; competition; technological change; and international operations.

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

INDUSTRY
--------
Manufacturing
Design/Engineering
Mechanical Systems/Construction
Supply Chain
Government/Compliance
Aviation

TECHNOLOGY
----------
Internet Technologies
Enterprise Information Technology
Electronics

RETAIL
------
Food/Retail
Leisure/Hospitality

LIFESTYLE
---------
Natural Products

We believe we have leading media products in most of the industries we serve. We are structured along segment and industry lines rather than by product lines. This enables us to promote our related group of products, including publications, trade shows and conferences, and online media products, to our customers.

Our business has stabilized during the first half of 2004 and the U.S. economy appears to have turned the corner. However, the business-to-business print advertising market continues to suffer in 2004. Based on industry information that is available, it is clear that the trade magazine industry has not yet demonstrated any real recovery in advertising pages in spite of improving economic conditions in most sectors. Some of the sectors that are core to Penton's business continue to record meaningful declines in print advertising pages this year, including software, computers, and manufacturing.

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

The adoption of non-traditional media channels seems to be driven by a combination of sales lead generation goals and marketing accountability in several markets. Brand building and new product introductions, historically the strength of print advertising programs, are not the primary marketing strategies for many of our customers at this point in the economic cycle.

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

While e-Media is still a relatively small part of our performance, we expect to see accelerated growth of this product line as we introduce new digital media offerings across all of our markets.

RECENT DEVELOPMENTS

NEW CHAIRMAN AND CHIEF EXECUTIVE OFFICER

On June 21, 2004, the Board of Directors announced the appointment of David B. Nussbaum as Chief Executive Officer ("CEO") of Penton. Mr. Nussbaum succeeds Thomas L. Kemp. The Company had announced on March 24, 2004, that Mr. Kemp would be leaving the Company.

Mr. Nussbaum was previously an executive vice president with the Company and president of the Company's Technology and Lifestyle Media Division. Mr. Nussbaum joined Penton in 1998 after an 18-year career with Miller Freeman, Inc., where he was a senior vice president responsible for its New York Division.

In addition, the Board of Directors named Royce Yudkoff as its non-executive chairman. Mr. Yudkoff is a co-founder of ABRY Partners, an investment holding company based in Boston, and currently serves as its president and managing partner.

BOARD OF DIRECTOR CHANGES

Effective at the annual meeting of stockholders on July 15, 2004, the number of board members was reduced from eleven to eight. With this reduction, the holders of the preferred stock have a majority of the Company's Board of Directors. Upon the preferred stockholders obtaining this majority, the conversion price of the Company's preferred stock adjusted back to $7.61 (see Preferred Stock Leverage Ratio Event of Non-Compliance below).

The Company announced on June 14, 2004, that the preferred stockholders had appointed Mr. Yudkoff as a director to replace Daniel C. Budde, who resigned effective June 11, 2004. At the same meeting, the Board named Mr. Yudkoff its non-executive chairman.

At the Company's Board of Directors meeting held on July 21, 2004, the Board named Mr. Nussbaum as a director and decreased the number of directors to seven.

MANAGEMENT RESTRUCTURING

On June 24, 2004, the Company announced a reorganization of its corporate leadership structure. These changes, which are aimed at accelerating product and service development, driving revenue growth, and flattening the company's organizational structure, included the following actions:

      - Daniel J. Ramella, president and chief operating officer of Penton Media, Inc. and president of the Company's Industry Media Division, and William C. Donohue, who managed the Retail Media group operation, left the Company as of June 30, 2004.

      - David B. Nussbaum, the Company's new CEO, assumed the senior operating responsibilities for the Industry group and Darrell Denny, president of the Company's IT Media and Lifestyle Media groups, assumed the operating responsibilities for the Retail group as well as the IT Media and Lifestyle Media groups.

      - Eric Shanfelt, director of eMedia strategy for Penton's IT Media Group and New Hope Natural Media businesses, assumed the newly created corporate position of vice president of eMedia Strategy as Penton moves to expand its e-Media portfolio.

SENIOR EXECUTIVE BONUS AND TERMINATION BENEFITS

As noted above, on June 21, 2004, Penton's Board of Directors announced the appointment of David B. Nussbaum as Chief Executive Officer of the Company. In addition to the Company's standard executive incentive and benefit package, Mr. Nussbaum received a signing bonus of approximately $1.7 million and 30,000 shares of a new Series of Preferred Stock (see Note 18 - Subsequent Events). In addition, the Board accelerated the vesting of 135,000 deferred shares granted to Mr. Nussbaum on February 3, 2004. Mr. Nussbaum used the net proceeds from his signing bonus to repay a portion of his outstanding executive loan balance.

On March 24, 2004, the Company announced that its Chairman and Chief Executive Officer, Thomas L. Kemp, would be leaving the Company. Mr. Kemp's employment was terminated effective June 30, 2004 and on July 1, 2004, Mr. Kemp and the Company signed a Separation Agreement and General Release agreement. Mr. Kemp's separation agreement includes the following:

      - A lump-sum payment of approximately $2.3 million, of which $0.8 million has been placed in escrow. Included in this payment is severance of approximately $1.8 million per Mr. Kemp's employment agreement; $0.3 million related to performance units granted on May 22, 2003; and $0.2 million related to the settlement of Mr. Kemp's accrued supplemental executive retirement plan obligation;

      - The accelerated vesting of 100,000 stock options granted to Mr. Kemp prior to his termination making them immediately exercisable; and

      - The immediate vesting of 125,000 performance shares in accordance with the terms of his performance share agreement dated February 5, 2002.

In addition, the Board and Mr. Kemp agreed upon a number of provisions related to Mr. Kemp's outstanding executive loan balance. The underlying goal of these provisions was to mitigate any tax exposure to the Company should the loan be discharged at a future date. Specifically, $0.8 million of the lump-sum payment described above has been placed in escrow and will be returned to Mr. Kemp only if he pays off the entire loan balance by its due date. Furthermore, Mr. Kemp has granted Penton a security interest in approximately 1.1 million shares of Penton common stock. These pledged securities could be transferred to Penton's ownership under certain circumstances and used to pay the appropriate taxing authorities or to pay down the outstanding loan balance.

On June 28, 2004, Mr. Kemp was granted 514,706 deferred shares that vest on January 3, 2005. In return for these shares, Mr. Kemp agreed to comply with the terms of certain restrictive covenants, including a non-compete and a non-solicitation covenant.

At June 30, 2004, $2.7 million in termination benefits had been accrued for Mr. Kemp. This amount is included in selling general and administrative on the consolidated statements of operations.

On June 27, 2004, the Company announced that its President and Chief Operating Officer, Daniel J. Ramella, would be leaving the Company as part of a management restructuring plan. Mr. Ramella's employment was terminated effective June 30, 2004 and on July 1, 2004, Mr. Ramella and the Company signed a Separation Agreement and General Release agreement. Mr. Ramella's separation agreement includes the following:

      - A lump-sum payment of approximately $1.7 million. Included in this payment is severance of approximately $1.4 million per Mr. Ramella's employment agreement; $0.1 million related to performance units granted on May 22, 2003; and $0.2 million related to the settlement of Mr. Ramella's accrued supplemental executive retirement plan obligation;

      - The accelerated vesting of 139,999 stock options granted to Mr. Ramella prior to his termination making them immediately exercisable; and

      - The immediate vesting of 90,000 performance shares in accordance with the terms of his performance share agreement dated February 5, 2002.

In addition, the Board agreed to discharge the balance of Mr. Ramella's $2.6 million executive loan in return for the full and final settlement of any claims Mr. Ramella may have had against the Company.

At June 30, 2004, $1.4 million in termination benefits had been accrued for Mr. Ramella. This amount is included in restructuring and other charges on the consolidated statements of operations.

DEFINED BENEFIT PLAN AND SERP FREEZE EFFECTIVE JANUARY 1, 2004

In November 2003, the Company's defined benefit plan was amended to freeze benefit accruals effective January 1, 2004. Beginning in 2004, the Company began providing benefits to a new retirement account in the 401(k) Plan, which has been renamed the Penton Media, Inc. Retirement and Savings Plan ("RSP"). The RSP will include the new retirement account and the "old" 401(k) savings account. Under the new plan, the Company will make monthly contributions to each employee's retirement account equal to between 3% and 6% of the employee's annual salary, based on age and years of service. The Company's contributions become fully vested once the employee completes five years of service. The Company expects to make contributions to the RSP of approximately $1.8 million in 2004.

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

SERIES M PREFERRED STOCK

The Board of Directors, at its meeting held on July 21, 2004, authorized the creation of a new series of preferred stock, $0.01 par value, ("Series M Preferred Stock") as a long-term incentive plan for the Company's management. The maximum number of shares of Series M Preferred Stock was set at 150,000 shares.

PREFERRED STOCK LEVERAGE RATIO EVENT OF NON-COMPLIANCE

An event of non-compliance continues to exist under our Series B Convertible Preferred Stock because the Company's leverage ratio of 14.7 at June 30, 2004 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. Upon the occurrence of this event of non-compliance, the 5% dividend rate on the preferred stock increased by one percentage point as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 up to the current maximum rate of 10%. The conversion price on the preferred stock decreased by $0.76 as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to the maximum reduction related to this event of non-compliance of $3.80. The conversion price will adjust to what it would have been absent such event, to the extent of any preferred shares still outstanding, once the leverage ratio is less than 7.5. No such reduction to the conversion price will be made at any time that representatives of the preferred stockholders constitute a majority of the Company's Board of Directors. Furthermore, the dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5. Under the preferred stock agreement, since the leverage ratio has exceeded 7.5 for four consecutive quarters, the preferred stockholders have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. If the Company had been sold on June 30, 2004, the bondholders would have been entitled to receive $335.8 million and the preferred stockholders would have been entitled to receive $232.4 million before the common stockholders would have received any amounts for their common shares. This value could go significantly higher in the future in certain circumstances. Stockholders are urged to read the terms of the preferred stock. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or the loan agreement. As such, there will not be an acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences do not result in any cash outflow from the Company.

Under the conversion terms of the preferred stock, each holder has a right to convert dividends into additional shares of common stock. At June 30, 2004, no dividends had been declared. However, in light of each holder's conversion right and considering the increase in the dividend rate and the concurrent reduction of the conversion price as noted above, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). All such accruals have been reported as an increase in the carrying value of the preferred stock and a charge to capital in excess of par value since the Company has a stockholders' deficit.

Effective at the annual meeting of stockholders on July 15, 2004, the number of board members was reduced from eleven to eight. With this reduction, the holders of the preferred stock have a majority of the Company's Board of Directors. Upon the preferred holders obtaining this majority, the conversion price on the Company's preferred stock adjusted back to $7.61. Consequently, the amount the preferred stockholders would be entitled to receive if the Company had been sold on June 30, 2004, decreases from $232.4 million to $116.4 million after the Board changes. The amount the preferred stockholders would be entitled to receive could increase significantly in the future under certain circumstances. Stockholders are urged to read the terms of the preferred stock.

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

The following table summarizes our revenues for the three and six months ended June 30, 2004 and 2003 (in millions):

                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                      JUNE 30,                    JUNE 30,
                               2004    2003     CHANGE    2004       2003   CHANGE
                               ----    ----     ------    ----       ----   ------
Revenues.............        $ 50.9   $ 50.5      0.9%   $105.4    $ 104.9    0.5%

Total revenues increased $0.4 million, or 0.9%, from $50.5 million for the three months ended June 30, 2003 to $50.9 million for the same period in 2004. The increase was due primarily to an increase in trade show revenues of $1.4 million, or 21.0%, from $7.1 million for the three months ended June 30, 2003 to $8.6 million for the same 2004 period and an increase in online media revenues of $0.9 million, or 22.8%, from $3.9 million for the three months ended June 30, 2003 to $4.8 million for the same 2004 period. These increases were partially offset by publishing revenue declines of $1.9 million, or 4.9%, from $39.4 million for the three months ended June 30, 2003 to $37.5 million for the same 2004 period.

Total revenues increased $0.5 million, or 0.5%, from $104.9 million for the six months ended June 30, 2003 to $105.4 million for the same period in 2004. The increase was due primarily to an increase in trade show revenues of $3.0 million, or 14.0%, from $21.7 million for the six months ended June 30, 2003 to $24.7 million for the same 2004 period and an increase in online media revenues of $1.6 million, or 23.6%, from $7.0 million for the six months ended June 30, 2003 to $8.6 million for the same 2004 period. These increases were partially offset by publishing revenue declines of $4.1 million, or 5.4%, from $76.2 million for the six months ended June 30, 2003 to $72.1 million for the same 2004 period.

The $4.1 million, or 5.4%, decrease in publishing revenues was due primarily to a decrease in our Industry and Technology segments. Our manufacturing and government/compliance portfolios accounted for $1.4 million of the decrease, while our Internet technology and enterprise information technology portfolios accounted for an additional $3.8 million of the decrease. The remaining sectors either improved slightly or were flat when compared with the prior year. The absence of revenues from our Internet World magazine, which was shut down in the second quarter of 2003, represented 22% of the total publishing decline. Of the $4.1 million decrease in publishing revenues, nearly $3.2 million related to advertising. Subscription revenues and list rental revenues also declined in 2004 compared with the first six months of 2003.

The $3.0 million, or 14.0%, increase in our trade show and conference revenues was due primarily to the increase of $2.1 million in our Lifestyle segment and $1.0 million increase in our Technology segment, partially offset by a decrease of $0.1 million in our Retail segment. The improvement in our Lifestyle segment was the result of a highly successful Natural Products Expo West show held in March 2004. The improvement in our Technology segment was the result of a $1.0 million increase of revenues in our custom roadshow events. Exhibitor revenues, which represent about 65.1% of the first six months of 2004 trade show and conference revenues, increased approximately $1.1 million, or 7.6%, due primarily to increased booth rentals. Sponsorship revenues also improved compared with the first six months of 2003, increasing by approximately 47%.

The $1.6 million, or 23.6%, increase in online media revenues was due primarily to an increase in our Technology segment of $1.3 million and an increase in our Industry segment of $0.3 million. Most of the increase in online revenues was due to increases in sponsorship revenues for electronic newsletters and online events.

EDITORIAL, PRODUCTION AND CIRCULATION

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                           2004       2003      CHANGE    2004       2003       CHANGE
                                                           ----       ----      ------    ----       ----       ------
                                                                                (In millions)
Editorial, production and circulation...............     $   23.8   $    23.5      1.3%  $  45.1    $  45.8       (1.5)%
Percent of revenues.................................         46.7%       46.5%              42.8%      43.7%

Our editorial, production and circulation expenses include personnel costs, purchased editorial costs, hall rental costs, postage charges, circulation qualification costs and paper costs. The increase in editorial, production and circulation expenses for the second quarter of 2004 compared with the second quarter of 2003 primarily reflects slightly higher online media costs, particularly Web site development costs, and slightly higher exhibit hall expenses. The decrease in editorial, production and circulation expenses for the six months ended June 30, 2004 compared with the same period 2003 primarily reflects lower headcount and personnel-related costs, lower postage costs, and lower paper and printing costs. These decreases were partially offset by slightly higher online media costs; particularly Web site development costs, and slightly higher exhibit hall expenses. The decrease also reflects the elimination of some unprofitable properties in 2003, particularly Internet World magazine.

SELLING, GENERAL AND ADMINISTRATIVE

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                           2004       2003      CHANGE    2004       2003       CHANGE
                                                           ----       ----      ------    ----       ----       ------
                                                                                (In millions)
Selling, general and administrative.................     $   24.1   $    22.6      6.7%  $  48.6    $  46.2        5.1%
Percent of revenues.................................         47.3%       44.8%              46.1%      44.1%

Our selling, general and administrative ("SG&A") expenses include personnel costs, independent sales representative commissions, product marketing, and facility costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems, and communications. The increase in SG&A expenses for the second quarter of 2004 compared with the second quarter of 2003 was due primarily to Mr. Nussbaum receiving a signing bonus of approximately $1.7 million and an additional charge of $0.3 million related to executive separation costs. These costs were partially offset by the reversal of $1.0 million related to Mr. Nussbaums executive loan. The increase in SG&A expenses for the six months ended June 2004 compared with the same period 2003 was due primarily to a charge of $2.7 million related to executive separation costs for Thomas L. Kemp, who left the Company on June 30, 2004. This increase was partially offset by lower staff costs, lower facility costs and lower division and corporate overhead costs as a result of past restructuring efforts.

RESTRUCTURING AND OTHER CHARGES

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                           2004       2003      CHANGE    2004       2003       CHANGE
                                                           ----       ----      ------    ----       ----       ------
                                                                                (In millions)
Restructuring and other charges.....................     $    3.5   $     1.9     85.4%  $   4.4    $   1.8      141.7%
Percent of revenues.................................          6.9%        3.8%               4.2%       1.7%

Commencing in 2001 and continuing through the second quarter of 2004, we implemented a number of cost reduction initiatives to improve our operating cost structure. For a more detailed discussion of activity under our restructuring plans, see Note 14 - Business Restructuring Charges of the notes to consolidated financial statements.

2004 RESTRUCTURING PLAN

Reflecting Penton's new chief executive officer's vision to position the Company for growth and improved performance, the Company restructured its operations, flattening its organizational structure for improved operating and cost efficiency and implemented other cost savings measurements. The Company recorded restructuring charges of $3.7 million and adjustments of $0.6 million in the first six months of 2004. These costs are primarily associated with the elimination of 37 employees, including several executives, primarily in the United States. As of June 30, 2004, the elimination of 30 positions and payments of $0.4 million had been completed.

SUMMARY OF RESTRUCTURING ACTIVITIES

The following table summarizes all of the Company's restructuring activity through June 30, 2004 (in thousands):

                                               SEVERANCE
                                               AND OTHER          FACILITY         OTHER
                                             PERSONNEL COSTS    CLOSING COSTS    EXIT COSTS       TOTAL
                                             ---------------    -------------    ----------     ----------
Charges                                        $    6,774        $    8,669      $    4,364     $   19,807
Adjustments                                           (23)                -            (994)        (1,017)
Cash payments                                      (4,468)             (267)         (2,423)        (7,158)
                                               ----------        ----------      ----------     ----------
        Accrual at December 31, 2001                2,283             8,402             947         11,632
Charges                                            10,344             3,421           1,648         15,413
Adjustments                                            65             1,246            (363)           948
Cash payments                                      (7,569)           (2,283)         (1,217)       (11,069)
                                               ----------        ----------      ----------     ----------
        Accrual at December 31, 2002                5,123            10,786           1,015         16,924
Charges                                             2,548             1,505             661          4,714
Adjustments                                           (18)              (17)            (10)           (45)
Cash payments                                      (6,044)           (3,273)           (965)       (10,282)
                                               ----------        ----------      ----------     ----------
        Accrual at December 31, 2003                1,609             9,001             701         11,311
Charges                                             3,563                 -             116          3,679
Adjustments                                            (7)              402             239            634
Cash payments                                      (1,489)           (1,407)           (262)        (3,158)
                                               ----------        ----------      ----------     ----------
        Accrual at June 30, 2004               $    3,676        $    7,996      $      794     $   12,466
                                               ==========        ==========      ==========     ==========

At June 30, 2004, the Company had an accrued restructuring balance of $12.5 million. We expect to make cash payments through the remainder of 2004 of approximately $4.9 million, comprised of $3.3 million for employee separation costs, $1.0 million for lease obligations and $0.6 million for other contractual obligations. The balance of severance and other exit costs will be paid through 2007, and the balance of facility costs, primarily long-term leases, is expected to be paid through the end of the respective lease terms, which extend through 2013. Amounts due within one year of approximately $5.8 million and $3.7 million at June 30, 2004 and December 31, 2003, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $6.7 million and $7.6 million at June 30, 2004 and December 31, 2003, respectively, are included in other non-current liabilities on the consolidated balance sheets.

The Company expects to realize sufficient savings from its 2004 restructuring efforts to recover the employee termination costs by December 31, 2004. Savings from terminations of contracts and lease costs will be realized over the estimated lives of the contracts or leases.

OTHER INCOME (EXPENSE)

Other income (expense) consists of the following:

                                                              THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                   JUNE 30,                                  JUNE 30,
                                                        2004         2003        CHANGE         2004          2003        CHANGE
                                                        ----         ----        ------         ----          ----        ------
                                                                                    (In millions)
Interest expense.................................     $    (9.4)   $   (9.4)         - %      $    18.8     $    19.8     (4.7)%
Interest income..................................     $     0.1    $    0.1          - %      $     0.2     $     0.2        - %
Other, net.......................................     $       -    $    0.1          n/m      $       -     $    (0.3)     n/m

Included in interest expense in the first quarter of 2003 is approximately $0.9 million related to the write-off of unamortized financing fees associated with the commitment reduction of our credit facility revolver in January 2003 from $40.0 million to $20.1 million.

EFFECTIVE TAX RATES

The effective tax rates for the three months ended June 30, 2004 and 2003 were, 0.5% and 0.4%, respectively, while the rates for the six months ended June 30, 2004 and 2003 were 3.3% and 0.8%, respectively. The higher effective tax rates for 2004 are due to the establishment of a valuation allowance for the Company's net foreign deferred tax assets and net operating loss carryforwards not expected to be utilized. The tax provision for 2004 in the consolidated statements of operations relates to state taxes. The 2003 provision relates to state and foreign taxes.

DISCONTINUED OPERATIONS

Discontinued operations in 2003 include the results of PM Australia, which was sold in December 2002, and the results of Professional Trade Shows ("PTS"), which was sold in January 2003. PM Australia was part of our Technology segment, and PTS was part of our Industry segment.

The $0.7 million of income recognized in 2003 was primarily due to a gain of approximately $1.4 million associated with the sale of PTS, offset by one month of operations for PTS, and settlement costs for certain pending lawsuits related to PM Australia.

SEGMENTS

We manage our business based on four operating segments: Industry, Technology, Lifestyle and Retail. The segments derive their revenues from publications, trade shows and conferences, and online media products.

The executive management team evaluates performance of the segments based on revenues and adjusted segment EBITDA. As such, in the analysis that follows, we have used adjusted segment EBITDA, which we define as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, executive separation costs, impairment of assets, restructuring charges, provision for loan impairment, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. See Note 15 - Segment Information, for a reconciliation of total adjusted segment EBITDA to consolidated net loss.

Financial information by segment for the three months ended June 30, 2004 and 2003, is summarized as follows (in thousands):

                                                                                ADJUSTED              ADJUSTED SEGMENT
                                                     REVENUES                SEGMENT EBITDA            EBITDA MARGIN
                                                2004         2003          2004          2003         2004       2003
                                                ----         ----          ----          ----         ----       ----
Industry                                     $  20,912     $  20,998     $   4,556     $   4,788      21.8%      22.8%
Technology                                      19,956        20,064         3,432         3,272      17.2%      16.3%
Lifestyle                                        3,884         3,362          (617)         (667)    (15.9)%    (19.8)%
Retail                                           6,184         6,042         1,455         1,451      23.5%      24.0%
                                             ---------     ---------     ---------     ---------
Total                                        $  50,936     $  50,466     $   8,826     $   8,844
                                             =========     =========     =========     =========

Financial information by segment for the six months ended June 30, 2004 and 2003, is summarized as follows (in thousands):

                                                                                ADJUSTED              ADJUSTED SEGMENT
                                                     REVENUES                SEGMENT EBITDA            EBITDA MARGIN
                                                2004         2003          2004          2003         2004       2003
                                                ----         ----          ----          ----         ----       ----
Industry                                     $  39,300     $  40,360     $   7,629     $   8,064      19.4%      20.0%
Technology                                      34,234        35,276         4,481         4,065      13.1%      11.5%
Lifestyle                                       21,108        18,411        10,491         8,635      49.7%      46.9%
Retail                                          10,761        10,811         1,982         2,182      18.4%      20.2%
                                             ---------     ---------     ---------     ---------
Total                                        $ 105,403     $ 104,858     $  24,583     $  22,946
                                             =========     =========     =========     =========

INDUSTRY

THREE MONTHS

Our Industry segment, which represented 41.1% and 41.6% of total Company revenues for the three months ended June 30, 2004 and 2003, respectively, serves customers in the manufacturing, design/engineering, mechanical systems/construction, supply chain, government/compliance and aviation industries. For the three months ended June 30, 2004 and 2003, respectively, 94.5% and 96.7% of this segment's revenues were generated from publishing operations, 1.5% and 0.3% from trade shows and conferences, and 4.0% and 3.0% from online media products.

Revenues for this segment decreased $0.1 million, or 0.4%, from $21.0 million for the three months ended June 30, 2003 to $20.9 million for the same period in 2004. The decrease was due primarily to lower revenues from publishing.

Adjusted segment EBITDA for our Industry portfolio decreased $0.2 million, or 4.8%, from $4.8 million for the three months ended June 30, 2003 to $4.6 million for the same period in 2004. Industry publications decreased $0.5 million, while online media improved $0.2 million and trade shows and conferences remained flat. Segment general and administrative costs were lower by approximately $0.1 million, mainly from staff reductions. The decline in adjusted segment EBITDA margins was due primarily to lower revenues.

SIX MONTHS

Our Industry segment represented 37.3% and 38.5% of total Company revenues for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, and 2003, respectively, 95.0% and 96.3% of this segment's revenues were generated from publishing operations, 1.2% and 0.8% from trade shows and conferences, and 3.8% and 2.9% from online media products.

Revenues for this segment decreased $1.1 million, or 2.6%, from $40.4 million for the six months ended June 30, 2003 to $39.3 million for the same period in 2004. The decrease was due primarily to lower revenues from publishing. Print advertising in our manufacturing portfolio market accounted for nearly all of the decline.

Adjusted segment EBITDA for our Industry portfolio decreased $0.5 million, or 5.4%, from $8.1 million for the six months ended June 30, 2003 to $7.6 million for the same period in 2004. Industry publications decreased $1.0 million, while trade shows and conferences improved $0.1 million and online media improved $0.1 million. Segment general and administrative costs were lower by approximately $0.3 million, mainly from staff reductions. The decline in adjusted segment EBITDA margins was due primarily to lower revenues.

TECHNOLOGY

THREE MONTHS

Our Technology segment, which represented 39.2% and 39.8% of total Company revenues for the three months ended June 30, 2004 and 2003, respectively, serves customers in the Internet technologies, enterprise information technology and electronics industries. For the three months ended June 30, 2004 and 2003, respectively, 46.1% and 54.9% of this segment's revenues were generated from publishing, 33.0% and 28.4% from trade shows and conferences, and 19.6% and 15.9% from online media products.

Revenues for this segment decreased $0.1 million, or 0.5%, from $20.1 million for the three months ended June 30, 2003 to $20.0 million for the same period in 2004. The decrease was due primarily to lower revenues from publishing of $1.8 million, partially the result of discontinuing Internet World magazine in the second quarter of 2003. This decrease was offset in part by improved revenues from trade show and conferences of $0.9 million. Online media operations also improved revenues of nearly $0.8 million. Online revenues continue to improve as customers are increasingly seeking new ways to reach their target markets and generate sales leads.

Adjusted segment EBITDA for our Technology portfolio increased $0.2 million, or 4.9%, from $3.3 million for the three months ended June 30, 2003 to $3.4 million for the same period in 2004. Online media and trade shows and conferences improvements were offset by publishing declines. Segment general and administrative costs were lower by $0.2 million, mainly from staff reductions. Prior-year publishing included the results of our Internet World magazine, which was discontinued in June 2003.

SIX MONTHS

Our Technology segment represented 32.5% and 33.6% of total Company revenues for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, respectively, 54.5% and 62.5% of this segment's revenues were generated from publishing, 25.1% and 21.6% from trade shows and conferences, and 20.4% and 15.9% from online media products.

Revenues for this segment decreased $1.1 million, or 3.0%, from $35.3 million for the six months ended June 30, 2003 to $34.2 million for the same period in 2004. The decrease was due primarily to lower revenues from publishing of $3.4 million, partially the result of discontinuing Internet World magazine in the second quarter of 2003. This decrease was offset in part by improved revenues from online media operations of nearly $1.4 million. Online revenues continue to improve as customers are increasingly seeking new ways to reach their target markets and generate sales leads. Trade show and conference revenues also improved $0.9 million when compared with the same prior year period primarily due to improvements in the custom roadshow events in the Enterprise Information Technology industry.

Adjusted segment EBITDA for our Technology portfolio increased $0.4 million, or 10.2%, from $4.1 million for the six months ended June 30, 2003 to $4.5 million for the same period in 2004. Online media and trade shows and conferences improvements of $0.8 million and $0.4 million, respectively, were offset by a $1.1 million decline in publishing. Segment general and administrative costs were lower by $0.3 million, mainly from staff reductions. Prior-year publishing included the results of our Internet World magazine, which was discontinued in June 2003.

LIFESTYLE

THREE MONTHS

Our Lifestyle segment, which represented 7.6% and 6.7% of total Company revenues for the three months ended June 30, 2004 and 2003, respectively, serves customers in the natural products industry. For the three months ended June 30, 2004 and 2003, respectively, 72.3% and 74.5% of this segment's revenues were generated from publishing and 27.7% and 25.5% from trade shows and conferences.

Revenues for this segment increased $0.5 million, or 15.5%, from $3.4 million for the three months ended June 30, 2003 to $3.9 million for the same period in 2004. Publishing accounted for $0.3 million of the increase while trade shows and conferences accounted for the remainder. Second-quarter results were positively impacted by an improvement in The Natural Foods Merchandiser and Delicious Living magazines for a total of $0.3 million and a $0.2 million improvement in the Natural Products Expo Europe trade show.

Adjusted segment EBITDA for the Lifestyle segment increased $0.1 million, or 7.5%, from a loss of $0.7 million for the three months ended June 30, 2003 to a loss of $0.6 million for the same period in 2004. Publishing accounted for $0.2 million of the increase offset by a decline in trade shows and conferences of $0.1 million.

SIX MONTHS

Our Lifestyle segment represented 20.0% and 17.6% of total Company revenues for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, respectively, 29.7% and 31.0% of this segment's revenues were generated from publishing and 70.2% and 69.0% from trade shows and conferences.

Revenues for this segment increased $2.7 million, or 14.6%, from $18.4 million for the six months ended June 30, 2003 to $21.1 million for the same period in 2004. Trade shows and conferences accounted for $2.1 million of the increases while publishing accounted for the remainder. The first six months of 2004 was positively impacted by a highly successful 2004 Natural Products Expo West show, which experienced growth over last year's event in attendance, number of exhibitors, and number of floored booths. The success of the 2004 Natural Products Expo West show is not only a positive indicator for the 2005 show but also should create a positive impact on the Natural Products Expo East event, which will take place in October in Washington, D.C.

Adjusted segment EBITDA for the Lifestyle segment increased $1.9 million, or 21.5%, from $8.6 million for the six months ended June 30, 2003 to $10.5 million for the same period in 2004. Trade shows and conferences accounted for $1.5 million of the increase while publishing accounted for the remainder. Adjusted segment EBITDA margins improved from 46.9% for the first six months of 2003 to 49.7% for the same period in 2004. The improvement was primarily due to increased revenues and the effect of cost reduction measures taken in 2003.

RETAIL

THREE MONTHS

Our Retail segment, which represented 12.1% and 12.0% of total Company revenues for the three months ended June 30, 2004 and 2003, respectively, serves customers in the food/retail and leisure/hospitality industries. For the three months ended June 30, 2004 and 2003, respectively, 92.0% and 94.0% of this segment's revenues were generated from publishing, 7.6% and 5.0% from trade shows and conferences, and 1.1% and 1.7% from online media products.

Revenues for this segment increased $0.1 million, or 2.4%, from $6.1 million for the three months ended June 30, 2003, to $6.2 million for the same period in 2004. This increase was due primarily to a shift in timing of our spring National Convenience Store Advisory Group convention, which took place in January of 2003 and in April of 2004.

Adjusted segment EBITDA for the Retail segment remained flat for the three months ended June 30, 2003 compared to the same period in 2004.

SIX MONTHS

Our Retail segment represented 10.2% and 10.3% of total Company revenues for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, respectively, 91.9% and 89.1% of this segment's revenues were generated from publishing, 7.7% and 9.8% from trade shows and conferences, and 1.4% and 2.1% from online media products.

Revenues for this segment remained flat for the six months ended June 30, 2003 compared to the same period in 2004.

Adjusted segment EBITDA for the Retail segment decreased $0.2 million, or 9.2%, from $2.2 million for the six months ended June 30, 2003 to $2.0 million for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT LIQUIDITY

At June 30, 2004, our principal sources of liquidity are our existing cash reserves of $15.9 million and available borrowing capacity under our credit facility of $39.7 million.

Our primary 2004 cash needs will be for working capital, debt service, capital expenditures, business restructuring charges, and severance and other related costs expected to be paid in connection with the departure of our chief executive officer in 2004. Our largest annual cash requirements are for our debt service costs, which are expected to be approximately $36.9 million in 2004. Capital expenditures in 2004 are expected to be approximately $2.5 million to $3.0 million, while cash payments in 2004 related to our business restructuring initiatives are expected to be approximately $4.6 million. Other cash payments expected to be made in 2004 include contributions of approximately $1.5 million to our defined benefit pension plan and approximately $1.8 million to the new Retirement and Savings Plan. Cash payments related to the departure of Thomas L. Kemp are expected to be approximately $2.7 million in 2004.

We have no principal repayment requirements until maturity of our Secured Notes in October 2007. In addition, we have no bank debt and no maintenance covenants on our existing bond debt.

We believe that our existing sources of liquidity, along with revenues expected to be generated from operations, will be sufficient to fund our operations, anticipated capital expenditures, working capital, and other financing requirements through at least June 30, 2005. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both, to remain in business. Our ability to meet cash operating requirements depends upon our future performance, which is subject to general economic conditions and to financial, competitive, business, and other factors. The Company's ability to return to sustained profitability at acceptable levels will depend on a number of risk factors, many of which are largely beyond the Company's control. If we are unable to meet our debt obligations or fund our other liquidity needs, particularly if the revenue environment does not substantially improve, we may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities. We cannot assure you that such additional financing will be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants issued, including the conversion price, dividend, and liquidation adjustment provisions, could result in substantial dilution to common stockholders. The redemption price premiums and board representation rights could negatively impact our ability to access the equity markets in the future.

The Company has implemented, and continues to implement, various cost-cutting programs and cash conservation plans, which involve the limitation of capital expenditures and the control of working capital.

ANALYSIS OF CASH FLOWS

Penton's total cash and cash equivalents was $15.9 million at June 30, 2004, compared with $29.6 million at December 31, 2003. Cash used for operating activities was $11.8 million for the six months ended June 30, 2004, compared with cash provided by operating activities of $34.7 million for the same period in 2003. Operating cash flows for the six months ended June 30, 2004, reflected a net loss of $19.7 million and a net decrease in working capital items of approximately $4.7 million, offset by non-cash charges (primarily depreciation and amortization and restructuring charges) of approximately $12.5 million. Operating cash flows for the six months ended June 30, 2003, reflected a net loss of $23.4 million, offset by a net increase in working capital items of approximately $38.3 million and non-cash charges (primarily depreciation and amortization and provision for loan impairment) of approximately $19.9 million.

The decrease in operating cash flows for the six months ended June 30, 2004, compared with the same 2003 period was due primarily to the tax refund received in January 2003 of approximately $52.7 million.

Investing activities used $1.7 million of cash for the six months ended June 30, 2004 primarily for capital expenditures. Investing activities provided $3.4 million of cash for the six months ended June 30, 2003, primarily from proceeds of $3.3 million from the sale of PTS in January 2003 and net proceeds of $1.5 million received on notes receivable offset by capital expenditures of $1.3 million.

Financing activities used $0.3 million of cash for the six months ended June 30, 2004 primarily due to an increase in restricted cash. Financing activities used $4.5 million of cash for the six months ended June 30, 2003, due primarily to the repayment of $4.5 million on our senior secured credit facility, the payment of finance fees, and the payoff of a note payable of $0.4 million. These uses were partially offset by proceeds of approximately $0.3 million from the repayment of an officers loan, a decrease in restricted cash and an increase in book overdrafts.

RISK FACTORS

Management's concerns remain consistent with and should be read in conjunction with the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 - Basis of Presentation of the notes to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the six months ended June 30, 2004, there were no significant new critical accounting policies or estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our long-term debt consists of senior notes with interest at fixed rates. Consequently, we do not have significant interest rate risk exposure related to our long-term debt. However, the fair value of our senior notes fluctuates with the market, as they are publicly traded. At June 30, 2004, the fair value of the Subordinated Notes and the Secured Notes was $126.0 million and $159.1 million, respectively, compared to $116.8 million and $153.0 million, respectively, at December 31, 2003. The fair value of the notes is determined by the price investors in the open market are willing to pay. We currently do not manage the fair value risk related to our senior notes.

The table below provides information about the expected cash flows associated with our long-term debt obligations and their fair value at June 30, 2004 (in thousands):

                                                      EXPECTED MATURITY DATE
                                                  FOR THE YEARS ENDED DECEMBER 31,
                                     ---------------------------------------------------------
                                                                                                  FAIR
                                      2004     2005     2006      2007       2011       TOTAL     VALUE
                                      ----     ----     ----      ----       ----       -----     -----
Long-Term Debt:
   Senior Subordinated Notes              -        -        -          -   $175,000   $175,000   $126,000
   Interest rate                     10-3/8%  10-3/8%  10-3/8%    10-3/8%    10-3/8%    10-3/8%

   Senior Secured Notes              -    -        -        -   $157,500          -   $157,500   $159,075
   Interest rate                     11-7/8%  11-7/8%  11-7/8%    11-7/8%    11-7/8%    11-7/8%

During the six months ended June 30, 2004, there were no other significant changes related to the Company's market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that Penton's disclosure controls and procedures were adequate and effective as of June 30, 2004 to ensure that material information relating to Penton would be made known to them by others within Penton, particularly during the period in which this Form 10-Q was being prepared. During the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 15, 2004, the Company held its Annual Meeting of Stockholders. The matters presented to the stockholders for a vote and the vote on such matters were as follows:

      a) Election of directors for a three-year term expiring in 2007.

                                  For                    Withheld
                               ---------                ----------
Peni A. Garber                 43,071,674               1,536,087
Hannah C. Graven               43,057,123               1,550,638

      b) Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants for the fiscal year ending December 31, 2004.

    For              Against             Abstain
----------           -------            ---------
35,138,210           331,482            9,138,069

      No other matters were submitted to the stockholders for a vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

      EXHIBIT NO.       DESCRIPTION OF DOCUMENT
      -----------       -----------------------
      10.1 Separation Agreement and General Release, dated July 1, 2004, between Penton Media, Inc. and Thomas L. Kemp.

      10.2 Separation Agreement and General Release, dated July 1, 2004, between Penton Media, Inc. and Daniel J. Ramella.

      10.3 Amended and Restated Employment Agreement, dated June 23, 2004, between Penton Media, Inc. and David Nussbaum.

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

            May 17, 2004      Item 7. Financial Statements, Pro Forma Financial

                                      Information and Exhibits

                              Item 12. Results of Operations and Financial
                                       Conditions

            June 14, 2004     Item 5. Other Events

            June 22, 2004     Item 5. Other Events

            June 24, 2004     Item 5. Other Events

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

                                               Penton Media, Inc.
                                               (Registrant)

                                           By: /s/ PRESTON L. VICE
                                               --------------------------------
                                               Preston L. Vice

                                               Chief Financial Officer

Date:  August 16, 2004

                                  EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION OF DOCUMENT
----------                    ------------------------
10.1 Separation Agreement and General Release, dated July 1, 2004, between Penton Media, Inc. and Thomas L. Kemp.

10.2 Separation Agreement and General Release, dated July 1, 2004, between Penton Media, Inc. and Daniel J. Ramella.

10.3 Amended and Restated Employment Agreement, dated June 23, 2004, between Penton Media, Inc. and David Nussbaum.

31.1 Principal executive officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Principal financial officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.