Form 10-Q
period 2004-09-30
PENTON MEDIA INC
filed 2004-11-15
CIK 1062441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                       -----------------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14337

                               PENTON MEDIA, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                  36-2875386
----------------------------------------    ------------------------------------
       (State of Incorporation)             (I.R.S. Employer Identification No.)

 1300 East Ninth Street, Cleveland, OH                    44114
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

                                  216-696-7000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

   Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.
Yes [ ] No [X]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 10, 2004).

                         Common Stock: 33,832,004 shares

                               PENTON MEDIA, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                                 Page
                                                                                                                 ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at September 30, 2004 (Unaudited) and December 31, 2003             3

                  Consolidated Statements of Operations (Unaudited) for the Three and Nine Months
                    Ended September 30, 2004 and 2003                                                             5

                  Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
                    Ended September 30, 2004 and 2003                                                             6

                  Notes to Consolidated Financial Statements (Unaudited)                                          7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                                                34

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     49

         Item 4.  Controls and Procedures                                                                        50

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                              51

         Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities              51

         Item 6.  Exhibits                                                                                       51

         Signature                                                                                               52

         Exhibit index                                                                                           53

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                               September 30,       December 31,
                                                                                   2004                2003
                                                                               -------------       ------------
                                                                                (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                                    $   17,331         $    29,626
    Restricted cash                                                                     193                   -
    Accounts receivable, less allowance for doubtful
     accounts of $3,575 and $3,703 in 2004 and 2003, respectively                    29,146              29,721
    Notes receivable                                                                    712                 571
    Inventories                                                                         699                 875
    Prepayments, deposits and other                                                   6,936               4,898
                                                                                 ----------         -----------
           Total current assets                                                      55,017              65,691
                                                                                 ----------         -----------

Property, plant and equipment:
    Land, buildings and improvements                                                  8,504               8,639
    Machinery and equipment                                                          48,014              46,450
                                                                                 ----------         -----------
                                                                                     56,518              55,089
    Less: accumulated depreciation                                                   40,856              36,286
                                                                                 ----------         -----------
                                                                                     15,662              18,803
                                                                                 ----------         -----------

Other assets:
    Goodwill                                                                        176,611             214,411
    Other intangibles, less accumulated amortization of
     $14,741 and $13,189 in 2004 and 2003, respectively                               7,307              10,883
    Other non-current assets                                                          6,917               9,102
                                                                                 ----------         -----------
                                                                                    190,835             234,396
                                                                                 ----------         -----------
                                                                                 $  261,514         $   318,890
                                                                                 ==========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  September 30,   December 31,
                                                                                      2004           2003
                                                                                  -------------   ------------
                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                                $   5,862       $   6,300
    Accrued compensation and benefits                                                   6,011           7,158
    Other accrued expenses                                                             29,222          19,216
    Unearned income, principally trade show and conference deposits                    21,884          24,780
                                                                                    ---------       ---------
           Total current liabilities                                                   62,979          57,454
                                                                                    ---------       ---------

Long-term liabilities and deferred credits:
    Senior secured notes, net of discount                                             157,012         156,915
    Senior subordinated notes, net of discount                                        171,925         171,698
    Net deferred pension credits                                                       10,625          11,040
    Other non-current liabilities                                                       7,465           9,163
                                                                                    ---------       ---------
                                                                                      347,027         348,816
                                                                                    ---------       ---------

Commitments and contingencies

Minority interest                                                                       2,352           2,487

Mandatorily redeemable convertible preferred stock, par value $0.01 per share;
    50,000 shares authorized, issued and outstanding;
    redeemable at $1,000 per share                                                     65,433          55,060

Series M preferred stock, par value $0.01 per share; 150,000 shares
    authorized, 60,375 issued and outstanding at September 30, 2004                         1               -

Redeemable common stock, par value $0.01 per share; 4,191
    shares issued and outstanding at December 31, 2003                                      -               2

Stockholders' deficit:
    Preferred stock, par value $0.01 per share; 1,800,000 shares
     authorized; none issued or outstanding                                                 -               -
    Common stock, par value $0.01 per share; 155,000,000 shares authorized; 33,832,004 and 33,220,877 shares issued and outstanding
     at September 30, 2004 and December 31, 2003, respectively                            337             332
    Capital in excess of par value                                                    216,732         226,266
    Retained deficit                                                                 (431,222)       (367,449)
    Notes receivable from officers, less reserve of $5,848 and $7,600 at
     September 30, 2004 and December 31, 2003, respectively                                 -          (1,897)
    Accumulated other comprehensive loss                                               (2,125)         (2,181)
                                                                                    ---------       ---------
                                                                                     (216,278)       (144,929)
                                                                                    ---------       ---------
                                                                                    $ 261,514       $ 318,890
                                                                                    =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                Three Months Ended          Nine Months Ended
                                                                   September 30,              September 30,
                                                                2004         2003          2004           2003
                                                              --------     ---------     ---------     ---------
Revenues                                                      $ 52,843     $  54,119     $ 158,246     $ 158,977
                                                              --------     ---------     ---------     ---------

Operating expenses:
    Editorial, production and circulation                       24,234        23,500        69,380        69,320
    Selling, general and administrative (including
       $2.7 million of executive separation
       costs for the nine months ended
       September 30, 2004)                                      20,542        22,372        69,155        68,605
    Impairment of assets                                        39,651        45,797        39,651        45,797
    Provision for loan impairment                                    -             -         1,717         7,600
    Restructuring and other charges                              1,455         1,519         5,847         3,336
    Depreciation and amortization                                2,337         3,320         8,318        10,823
                                                              --------     ---------     ---------     ---------
                                                                88,219        96,508       194,068       205,481
                                                              --------     ---------     ---------     ---------

Operating loss                                                 (35,376)      (42,389)      (35,822)      (46,504)

Other income (expense):
    Interest expense                                            (9,698)      (10,480)      (28,518)      (30,230)
    Interest income                                                 54           102           220           339
    Other, net                                                      91            38            75          (270)
                                                              --------     ---------     ---------     ---------
                                                                (9,553)      (10,340)      (28,223)      (30,161)
                                                              --------     ---------     ---------     ---------

Loss from continuing operations before income taxes            (44,929)      (52,729)      (64,045)      (76,665)

Benefit (provision) for income taxes                               894           236           272            45
                                                              --------     ---------     ---------     ---------

Loss from continuing operations                                (44,035)      (52,493)      (63,773)      (76,620)

Discontinued operations:
    Income from discontinued operations (including
      gain on disposal of $1.4 million for the nine months
      ended September 30, 2003), net of taxes                        -            99             -           777
                                                              --------     ---------     ---------     ---------

Net loss                                                       (44,035)      (52,394)      (63,773)      (75,843)
Amortization of deemed dividend and accretion
    of preferred stock                                          (1,772)       (1,980)      (10,373)       (4,495)
                                                              --------     ---------     ---------     ---------
Net loss applicable to common stockholders                    $(45,807)    $ (54,374)    $ (74,146)    $ (80,338)
                                                              ========     =========     =========     =========

Net loss per common share - basic and diluted:
    Loss from continuing operations applicable
      to common stockholders                                  $  (1.35)    $   (1.63)    $   (2.20)    $   (2.44)
    Discontinued operations, net of taxes                            -             -             -          0.02
                                                              --------     ---------     ---------     ---------
Net loss applicable to common stockholders                    $  (1.35)    $   (1.63)    $   (2.20)    $   (2.42)
                                                              ========     =========     =========     =========

Weighted-average number of shares outstanding:
    Basic and diluted                                           33,875        33,358        33,665        33,225
                                                              ========     =========     =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PENTON MEDIA, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              Nine Months Ended
                                                                September 30,
                                                              2004        2003
                                                            --------     --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES        $ (9,954)    $ 39,103
                                                            --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                      (1,818)      (2,323)
    Earnouts paid                                                  -           (7)
    Notes receivable, net                                       (140)       1,659
    Proceeds from sale of Professional Trade Shows group           -        3,250
                                                            --------     --------
Net cash provided by (used for) investing activities          (1,958)       2,579
                                                            --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of senior secured credit facility                    -       (4,500)
    Payment of notes payable                                       -         (417)
    Employee stock purchase plan payments                          -         (113)
    Proceeds from repayment of officers loans                      -          250
    (Increase) decrease in restricted cash                      (193)         494
    Payment of financing costs                                   (10)      (1,917)
    Decrease in book overdrafts                                 (224)        (286)
                                                            --------     --------
Net cash used for financing activities                          (427)      (6,489)
                                                            --------     --------

Effect of exchange rate changes on cash                           44           70
                                                            --------     --------

Net increase (decrease) in cash and cash equivalents         (12,295)      35,263
Cash and cash equivalents at beginning of period              29,626        6,771
                                                            --------     --------
Cash and cash equivalents at end of period                  $ 17,331     $ 42,034
                                                            ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

Penton Media, Inc., together with its subsidiaries, is herein referred to as either "Penton" or the "Company." These financial statements have been prepared by management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited interim consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The Company realigned its business segments during the third quarter of 2004. Results from certain of the Company's international operations which were previously included within the Company's other segments, are now reported in a newly created International segment. Accordingly, the historical results of operations of the Company's segments have been recast to reflect the current segment reporting (see Note 15 - Segment Reporting).

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

The weighted-average fair value of options granted during the first nine months of 2004 and 2003 was $0.84 and $0.32, respectively. The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model, under the following assumptions:

                             2004      2003
                           --------   -------
Risk-free interest rate       3.65%     3.62%
Dividend yield                0.00%     0.00%
Expected volatility         136.29%   104.79%
Expected life               7 years   7 years

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Had compensation cost for Penton's stock-based compensation plans been determined based on the fair value methodologies consistent with SFAS 123, Penton's net loss and earnings per share for the three and nine months ended September 30, 2004 and 2003 would have been as follows (in thousands, except per share data):

                                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                                                 2004         2003         2004         2003
                                                                               --------     --------     --------     --------
Net loss applicable to common stockholders:
As reported ...............................................................    $(45,807)    $(54,374)    $(74,146)    $(80,338)
Add: Stock-based employee compensation expense included in net
  loss applicable to common stockholders, net of related tax effects ......          24           55          726        1,294
Less: Total stock-based employee compensation expense determined under
  fair value based methods for all awards, net of related tax effects .....        (123)        (591)      (3,171)      (3,168)
                                                                               --------     --------     --------     --------
Pro forma net loss applicable to common stockholders ......................    $(45,906)    $(54,910)    $(76,591)    $(82,212)
                                                                               ========     ========     ========     ========

Basic and diluted earnings per share:
  As reported .............................................................    $  (1.35)    $  (1.63)    $  (2.20)    $  (2.42)
  Pro forma ...............................................................    $  (1.36)    $  (1.65)    $  (2.28)    $  (2.47)

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

NOTE 2 - GOODWILL AND OTHER INTANGIBLES

As required under SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company continues to assess goodwill for impairment at least annually since its initial adoption of SFAS 142 on January 1, 2002. The Company established September 30 as the annual impairment test date and accordingly evaluated goodwill as of September 30, 2004 and 2003, resulting in impairment charges of $37.8 million ($1.12 per share) and $37.6 million, ($1.13 per share), respectively.

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Goodwill impairment charges by operating segment at September 30, 2004 and 2003 are as follows (in thousands):

                    SEPTEMBER 30,
                   2004       2003
                 -------    -------
Industry         $     -    $     -
Technology        32,615     29,203
Retail                 -      8,366
Lifestyle              -          -
International      5,185          -
                 -------    -------
  Total          $37,800    $37,569
                 =======    =======

The 2004 goodwill impairment charge is primarily due to lower than expected future cash flows in two of our reporting units in our Technology segment and by lower than expected future cash flows in our International segment.

In connection with the results of the SFAS 142 impairment tests summarized above, factors indicated that the carrying value of certain long-lived assets might not be recoverable. Accordingly, impairment testing under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was undertaken as of September 30, 2004 and 2003 resulting in impairment charges of $1.9 million and $8.2 million, respectively. Impaired long-lived assets in 2004 relate to exhibitor lists and advertising relationships in our Information Technology market due to lower than expected revenues and lower retention rates.

Long-lived asset impairment charges, by operating segment, are as follows (in thousands):

                   SEPTEMBER 30,
                  2004      2003
                 ------    ------
Industry         $    -    $    -
Technology        1,851     8,228
Retail                -         -
Lifestyle             -         -
International         -         -
                 ------    ------
  Total          $1,851    $8,228
                 ======    ======

The Company's 2004 and 2003 annual SFAS 142 impairment tests were performed by the Company with the assistance of a third party valuation firm. The evaluations utilized both an income and market valuation approach and contain reasonable and supportable assumptions and projections and reflect management's best estimate of projected future cash flows. If the assumptions and estimates underlying these goodwill impairment evaluations are not achieved, the amount of the impairment could be adversely affected. Future impairment tests will be performed at least annually with any impairment classified as an operating expense.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2004, by operating segment, are as follows (in thousands):

                          BALANCE AT          ALLOCATION DUE        ANNUAL            BALANCE AT
                         DECEMBER 31,           TO SEGMENT        IMPAIRMENT         SEPTEMBER 30,
                             2003                 CHANGE            CHARGE               2004
                        --------------       ---------------     -------------     -----------------
Industry                $       36,278       $          (501)    $           -     $          35,777
Technology                      67,385                (8,424)          (32,615)               26,346
Retail                          25,824                     -                 -                25,824
Lifestyle                       84,924                     -                 -                84,924
International                        -                 8,925            (5,185)                3,740
                        --------------       ---------------     -------------     -----------------
  Total                 $      214,411       $             -     $     (37,800)    $         176,611
                        ==============       ===============     =============     =================

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2004, other intangibles recorded in the consolidated balance sheets are comprised of the following (in thousands):

                                        GROSS                           NET
                                       CARRYING      ACCUMULATED        BOOK
                                         VALUE      AMORTIZATION       VALUE
                                       --------    -------------       ------
Trade names                            $ 5,120        $ (3,994)        $1,126
Mailing/exhibitor lists                  9,255          (5,330)         3,925
Advertiser relationships                 5,625          (4,116)         1,509
Subscriber relationships                 1,929          (1,280)           649
Other                                      120             (22)            98
                                       -------        --------         ------
  Balance at September 30, 2004        $22,049        $(14,742)        $7,307
                                       =======        ========         ======

Other intangibles are being amortized over 3 to 15 years. Total amortization expense for the nine months ended September 30, 2004 and 2003 was $1.8 million and $3.2 million, respectively. Amortization expense estimated for these intangibles for 2004 through 2008 are as follows (in thousands):

 YEAR ENDED
DECEMBER 31,    AMOUNT
------------    ------
    2004        $2,298
    2005        $1,778
    2006        $1,587
    2007        $  938
    2008        $  402

NOTE 3 - DISPOSALS

At December 31, 2002, the net assets of our Professional Trade Shows ("PTS") were classified as held for sale. The sale was completed in January 2003 for approximately $3.2 million and resulted in a gain of approximately $1.4 million. The results of PTS are reported as discontinued operations for all periods presented. PTS was part of the Company's Industry segment.

Operating results for discontinued operations are as follows (in thousands):

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                      2003                2003
                                               ------------------   -----------------
Revenues                                           $       -           $         -
                                                   =========           ===========
Income (loss) from operations, net of taxes        $      99           $      (610)
Gain on sale of properties, net of taxes                   -                 1,387
                                                   ---------           -----------
Income from discontinued operations                $      99           $       777
                                                   =========           ===========

NOTE 4 - DEBT

LOAN AND SECURITY AGREEMENT

In August 2003, the Company replaced its senior secured credit facility with a new four-year loan and security agreement. Pursuant to the terms of the revolving loan and security agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.5x the Company's last twelve months adjusted EBITDA measured monthly during the first year, 2.25x during the second year and 2.0x thereafter; (iii) 40% of the Company's last six months of revenues; or (iv) 25% of the Company's enterprise value, as determined annually by a third party. The revolving credit facility bears interest at LIBOR plus 5.0%

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

subject to a LIBOR minimum of 1.5%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months adjusted EBITDA to 2.25x from June 30, 2004 through March 31, 2005 and 2.0x thereafter. The loan agreement permits the Company to sell assets of up to $12.0 million in the aggregate during the term or $5.0 million in any single asset sale; and complete acquisitions of up to $5.0 million per year. Included in the loan agreement are two stand-by letters of credit of $0.1 million and $0.2 million, respectively, required by two of the Company's facility leases. The amounts of the letters of credit reduce the availability under the credit facility. As of September 30, 2004, no amounts were drawn under the stand-by letters of credit. Costs representing bank fees and other professional fees of $1.9 million are being amortized over the life of the loan agreement. As of September 30, 2004, $39.7 million was available under the loan and security agreement. There were no amounts outstanding.

The loan and security agreement contains several provisions that could have a significant impact as to the classification as well as the acceleration of payments for borrowings outstanding under the agreement, including the following: (i) the obligation of the lender to provide any advances under the loan agreement is subject to no material adverse change events; (ii) reserves may be established against the borrowing base for sums that the Company is required to pay, such as taxes and assessments and other types of required payments, and has failed to pay; (iii) in the event of a default under the loan agreement, the lender has the right to direct all cash that is deposited in the Company's lock boxes to be sent to the lender to pay down outstanding borrowings; (iv) the loan agreement establishes cross-defaults to the Company's other indebtedness (such as the 11-7/8% senior secured notes and 10-3/8% senior subordinated notes) such that a default under the loan agreement could cause a default under the note agreements and vice versa; however, default-triggering thresholds are different in the loan agreement and the notes; and (v) if the Company is in default of any material agreement to which it is a party and the counter-party to that agreement has the right to terminate such agreement as a result of the default, this constitutes an event of default under the loan agreement. Under the loan agreement, the lenders reserve the right to deem the notes in default, and in those limited circumstances, could accelerate payment of any outstanding loan balances should the Company undergo a material adverse event. Even though the criteria defining a material adverse event are subjective, the Company does not believe that the exercise of the lenders' right is probable nor does it foresee any material adverse events in 2004. In addition, the Company believes that the senior secured and senior subordinated note agreements are long-term in nature. Accordingly, the Company continues to classify its notes as long term. At September 30, 2004, the Company was in compliance with all of the above provisions.

SENIOR SECURED CREDIT FACILITY

In January 2003, the Company amended its senior secured credit facility, and as noted above, this facility was replaced in August 2003. The amendment permitted the Company to sell certain properties in excess of the $5.0 million aggregate limit required by the original amended agreement. In return, the revolving commitment was ultimately reduced from $40.0 million to $20.1 million. The reduction of the revolver resulted in the write-off of unamortized financing fees of $0.9 million. This charge has been classified as part of interest expense on the consolidated statement of operations for the nine months ended September 30, 2003.

SENIOR SECURED NOTES

In March 2002, Penton issued $157.5 million of 11-7/8% senior secured notes (the "Secured Notes") due in 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes were offered at a discount of $0.8 million, which is being amortized using the interest method over the term of the Secured Notes. Amortization of the discount was approximately $0.1 million for the nine months ended September 30, 2004 and 2003, respectively.

SENIOR SUBORDINATED NOTES

In June 2001, Penton issued $185.0 million of 10-3/8% senior subordinated notes (the "Subordinated Notes") due in 2011. Interest is payable on the Subordinated Notes semiannually on June 15 and December 15. The Subordinated Notes were offered at a discount of $4.2 million, which is being amortized using the interest method, over the term of the Subordinated Notes. Amortization of the discount was approximately $0.2 million for the nine months ended September 30, 2004 and 2003, respectively.

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTEREST PAYMENTS

Interest payments of $18.4 million and $18.5 million were made during the nine months ended September 30, 2004 and 2003, respectively. Interest of $14.6 million and $5.4 million was accrued for at September 30, 2004 and December 31, 2003, respectively, and included in other accrued expenses on the consolidated balance sheets.

NOTE 5 - PREFERRED STOCK

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

On September 13, 2004, the Company filed a Certificate of Designations governing a new series of preferred stock, $0.01 par value (the "Series C Preferred Stock") with the Secretary of State for the State of Delaware. The Series C Preferred Stock was exchanged on a share-for-share basis with the Company's Series B Preferred Stock, $0.01 par value (the "Series B Preferred Stock"). The Certificate of Designations for the Series C Preferred Stock is identical to the Series B Preferred Stock Certificate of Designations except:

      - the new series allows for the sharing of the liquidation preference with the new Series M Preferred Stock (discussed below),

      - certain technical and correcting amendments have been made to the Certificate of Designations for the Series C Preferred Stock, including fixing the formula used to calculate the "Change of Control Cap" (as defined in the Series C Preferred Stock Certificate of Designations), and

      - certain conforming changes were made to the Series C Preferred Stock Certificate of Designations to account for the fact that the Series C Preferred Stock was issued in exchange for the Series B Preferred Stock.

At September 30, 2004, an event of non-compliance continues to exist under our Series C Convertible Preferred Stock (the "preferred stock") because the Company's leverage ratio of 14.3 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. Upon the occurrence of this event of non-compliance, the 5% per annum dividend rate on the preferred stock increased by one percentage point as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to the current maximum rate of 10% per annum. The dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5. The conversion price of the preferred stock decreased by $0.76 as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to its minimum conversion price of $3.81. However, no such reduction to the conversion price will be made at any time that representatives of the preferred stockholders constitute a majority of the Board of Directors. In July 2004 at the Company's annual stockholders' meeting, changes were made to the Board of Directors such that the preferred stockholders now constitute a majority of the Board, and as a result, the conversion price was restored to $7.61. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or the loan agreement. As such, there is no acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences have not resulted in any cash outflow from the Company.

If the Company had been sold on September 30, 2004, the bondholders would have been entitled to receive $335.8 million and the preferred stockholders would have been entitled to receive $119.4 million before the common stockholders would have received any amounts for their common shares. The amount the preferred stockholders would be entitled to receive could increase significantly in the future under certain circumstances. Stockholders are urged to read the terms of the preferred stock agreement carefully.

Under the conversion terms of the preferred stock, each holder has a right to convert dividends into additional shares of common stock. At September 30, 2004, no dividends have been declared. However, in light of each holder's conversion right and considering the increase in the dividend rate, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). All such accruals have been reported as an increase in the carrying value of the preferred stock and a charge to capital in excess of par value given that the Company is in a retained deficit position.

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SERIES M PREFERRED STOCK

On September 13, 2004, the Company filed a Certificate of Designations for a new series of preferred stock, $0.01 par value (the "Series M Preferred Stock") with the Secretary of State for the State of Delaware. The Board of Directors of the Company created the Series M Preferred Stock for issuance to certain officers of the Company as a long-term incentive plan to incentitize management by giving them an equity stake in the performance of the Company. The Series M Preferred Stock is limited to 150,000 shares of which 60,375 shares were issued on September 13, 2004. The Series M Preferred Stock is treated under fixed plan accounting and is classified in the mezzanine section of the balance sheet because redemption is outside the control of the Company. An immaterial amount of expense was recognized for the nine months ended September 30, 2004.

Among other rights and provisions, the Series M Preferred Stock provides that the holder of each share will receive a cash distribution upon any liquidation, dissolution, winding up or change of control of the Company. The amount of such distribution is first a percentage of what the holders of Series C Preferred Stock and second a percentage of what the holders of the Company's common stock would receive upon such liquidation, dissolution, winding up or change of control.

NOTE 6 - EXECUTIVE BONUS AND TERMINATION BENEFITS

On June 21, 2004, Penton's Board of Directors announced the appointment of David
B. Nussbaum as Chief Executive Officer ("CEO") of the Company. In addition to the Company's standard executive incentive and benefit package, Mr. Nussbaum received a signing bonus of approximately $1.7 million and upon the creation, 30,000 shares of the new Series M Preferred Stock. The Board also accelerated the vesting of 135,000 deferred shares granted to Mr. Nussbaum on February 3, 2004. Mr. Nussbaum used the net proceeds from his signing bonus to repay a portion of his outstanding executive loan balance.

On March 24, 2004, the Company announced that its Chairman and CEO, Thomas L. Kemp, would be leaving the Company. Mr. Kemp's employment was terminated effective June 30, 2004, and on July 1, 2004, Mr. Kemp and the Company signed a Separation Agreement and General Release agreement. The separation agreement stipulated a lump-sum payment of $2.3 million (including the settlement of Mr. Kemp's accrued SERP obligation of $0.2 million), the acceleration of 100,000 stock options, and the acceleration of 125,000 performance shares.

In addition, the Board and Mr. Kemp agreed upon a number of provisions related to Mr. Kemp's outstanding executive loan balance. The underlying goal of these provisions is to ensure that there are sufficient funds available to pay any amount due to taxing authorities in case the loan is discharged at a future date. Specifically, $0.8 million of the $2.3 million lump-sum payment has been placed in escrow and will be returned to Mr. Kemp only if he pays off the entire loan balance by its due date. Furthermore, Mr. Kemp has granted Penton a security interest in approximately 1.1 million shares of Penton common stock. These pledged securities could be transferred to Penton's ownership under certain circumstances and the proceeds used to pay the appropriate taxing authorities or to pay down the outstanding loan balance.

On June 28, 2004, Mr. Kemp was granted 514,706 deferred shares that vest on January 3, 2005. In return for these shares, Mr. Kemp agreed to comply with the terms of certain restrictive covenants, including a non-compete and a non-solicitation covenant.

On June 27, 2004, the Company announced that its President and Chief Operating Officer, Daniel J. Ramella, would be leaving the Company as part of a management restructuring plan. Mr. Ramella's employment was terminated effective June 30, 2004, and on July 1, 2004, Mr. Ramella and the Company signed a Separation Agreement and General Release agreement. The separation agreement stipulated a lump-sum payment of $1.7 million (including the settlement of Mr. Ramella's accrued SERP obligation of $0.2 million), and the acceleration of 139,999 stock options, 210,000 deferred shares and 90,000 performance shares. In addition, the Board agreed to discharge the $2.6 million outstanding balance on Mr. Ramella's executive loan in return for full and final settlement of any claims Mr. Ramella may have had against the Company.

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

BOARD OF DIRECTOR CHANGES

Effective at the annual meeting of stockholders on July 15, 2004, the number of board members decreased from 11 to 8. At the Company's Board of Directors meeting held on July 21, 2004, the Board named Mr. Nussbaum as a director and decreased the number of directors from 8 to 7.

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

In June 2004, Mr. Nussbaum repaid his outstanding loan balance with proceeds from his signing bonus and 288,710 shares of Penton common stock, which were returned to the Company. In addition, the Board agreed to discharge the outstanding balance due on Mr. Ramella's executive loan in exchange for Mr. Ramella releasing the Company of any claims he may have had. The Board also agreed upon a number of provisions related to Mr. Kemp's outstanding executive loan balance, as previously noted.

EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44" requires that once a Company forgives all or part of a recourse note it must consider all other existing recourse notes as nonrecourse prospectively (variable accounting). Consequently, the Company recognized $0.1 million in additional paid in capital in excess of par equal to the fair market value of the stock issued in conjunction with the establishment of the loans. In addition, the Company recorded a $1.8 million provision for loan impairment on the remaining unreserved loan balance in the second quarter of 2004. Additionally, the Company reversed the $1.1 million reserve established in June 2003 related to Mr. Nussbaum against his signing bonus of $1.7 million which was recorded in selling, general and administrative expenses on the consolidated statements of operations. Going forward, all future awards exercised with recourse notes shall be presumed to be exercised with nonrecourse notes with any dividends recorded as compensation expense and interest recorded as part of the exercise price.

At September 30, 2004 and December 31, 2003, the outstanding loan balance due under the Executive Loan Program was approximately $5.8 million and $9.5 million, respectively. The loan balance, net of amounts reserved of $5.8 million and $7.6 million at September 30, 2004 and December 31, 2003, respectively, is classified in the stockholders' deficit section of the consolidated balance sheets as notes receivable from officers.

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

MANAGEMENT STOCK PURCHASE PLAN

In February 2004, a total of 595 restricted stock units ("RSUs") were granted at $0.84 per share, which represented 80% of the fair market value of Penton stock on the date of grant. During the first nine months of 2004, 24,611 shares of the Company's common stock were issued under this plan and 2,952 non-vested RSU's were converted to cash, leaving a balance of 79,424 RSUs outstanding at September 30, 2004. For the nine months ended September 30, 2004 and 2003, respectively, an immaterial amount of expense was recognized related to the Management Stock Purchase Plan.

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EQUITY AND PERFORMANCE INCENTIVE PLAN

Stock Options

In February 2004, 473,700 options were granted to certain executives and other eligible employees at an exercise price of $0.90 per share. For the first nine months of 2004, 17,000 options were exercised and 860,355 options were cancelled, leaving 1,507,625 options outstanding at September 30, 2004. In June 2004, the Board accelerated the vesting of 239,999 options for two executives, as previously noted.

Deferred Shares

In February 2004, 445,000 deferred shares were granted to certain executives and in June 2004, the Board granted 514,706 deferred shares to one executive. Furthermore, in June 2004 the Board accelerated the vesting of 345,000 deferred shares originally granted in February 2004 to two executives. These shares were issued in July 2004. For the nine months ended September 30, 2004, 745,056 shares of the Company's common stock were issued under this plan leaving 614,706 deferred shares outstanding at September 30, 2004. For the nine months ended September 30, 2004 and 2003, approximately $0.6 million and $1.4 million, respectively, were recognized as expense related to deferred shares.

Performance Shares

During the second quarter of 2004, 11,250 performance shares, which were earned as of December 31, 2003, were issued. Furthermore, a total of 255,000 performance shares were immediately vested in accordance with their respective performance share agreements when the employment of three executives was terminated. These shares were issued in July 2004. At September 30, 2004, a total of 115,000 performance shares remain outstanding. Performance shares are not issuable until earned. For the nine months ended September 30, 2004, $0.1 million was recognized as expense related to performance shares. For the nine months ended September 30, 2003, an immaterial amount was credited to compensation expense, which resulted from the decrease in the Company's stock price.

Performance Units

In the second quarter of 2003, the Company granted 490,155 performance units to certain key executives. Subject to the attainment of certain performance goals over a three-year period from January 1, 2003 through December 31, 2005, each grantee can earn a cash award in respect to each performance unit. For the nine months ended September 30, 2004, approximately $0.6 million was recognized as expense related to these performance units. A total of 195,012 performance units worth $0.4 million were immediately vested in accordance with their respective performance share agreements when the employment of two executives was terminated in June 2004. These amounts were paid in July 2004.

TREASURY STOCK

In the first nine months of 2004, 445,981 shares were returned to the Company by certain executives to cover taxes on deferred shares issued and by one executive to pay-down a portion of his executive loan. Treasury stock is carried at cost and is recorded as a net decrease in capital in excess of par value.

NOTE 8 - EMPLOYEE BENEFIT PLANS

Effective January 1, 2004, the Company's defined benefit plan was amended to freeze benefit accruals. The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it is required to contribute $1.5 million to its defined benefit plan for the 2003 plan year. As of September 30, 2004, the entire contribution of $1.5 million has been paid.

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the components of our defined benefit pension expenses for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                              SEPTEMBER 30,         SEPTEMBER 30,
                                             2004      2003        2004        2003
                                             -----     -----     -------     -------
Service cost............................     $   -     $ 467     $     -     $ 1,403
Interest cost...........................       643       660       1,929       1,980
Expected return on plan assets..........      (782)     (750)     (2,344)     (2,252)
Amortization of prior service costs.....         -        17           -          51
Amortization of actuarial gain..........         -      (137)          -        (413)
                                             -----     -----     -------     -------
   Net periodic benefit cost (benefit)..     $(139)    $ 257     $  (415)    $   769
                                             =====     =====     =======     =======

Concurrent with the freeze, the Company began making contributions to a new retirement account in the 401(k) Plan, which has been renamed the Penton Media, Inc. Retirement and Savings Plan ("RSP"). The RSP now includes the new retirement account and the "old" 401(k) savings account. There are no changes to the 401(k) savings account as a result of this change. Beginning in 2004, the Company began making monthly contributions to each employee's retirement account equal to between 3% and 6% of the employee's annual salary, based on age and years of service. The Company's contributions become fully vested once the employee has completed five years of service. The Company expects to make contributions to the RSP of approximately $1.9 million in 2004. During the first nine months of 2004, contributions of $1.3 million have been made.

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

The following table summarizes the components of our SERP pension expense for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,
                                              2004    2003        2004    2003
                                              ----    ----        ----    ----
Service cost...........................       $  -    $ 18        $  -    $ 54
Interest cost..........................          8      13          34      39
Amortization of prior service costs....          -       6           -      20
                                              ----    ----        ----    ----
   Net periodic benefit cost...........       $  8    $ 37        $ 34    $113
                                              ====    ====        ====    ====

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - EARNINGS PER SHARE

Earnings per share have been computed pursuant to the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Computations of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands, except per share amounts):

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                   2004         2003         2004         2003
                                                 --------     --------     --------     --------
Net loss applicable to common stockholders       $(45,807)    $(54,374)    $(74,146)    $(80,338)
                                                 ========     ========     ========     ========
Number of shares:
     Weighted average shares outstanding -
       basic and diluted                           33,875       33,358       33,665       33,225
                                                 ========     ========     ========     ========

Per share amount:
     Loss applicable to common stockholders -
        basic and diluted                        $  (1.35)    $  (1.63)    $  (2.20)    $  (2.42)
                                                 ========     ========     ========     ========

Our preferred stock and RSUs are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the preferred stock and the RSUs as if the preferred stock and the RSUs had been converted into common stock. EITF 03-6 requires that participating securities included in the scope of EITF 03-6 be included in the computation of basic earnings per share if the effect of inclusion is dilutive. Vested RSUs and vested deferred shares are always included in the computation of basic earnings per share as they are considered equivalent to common stock. Furthermore, non-vested RSUs are excluded from the scope of EITF 03-6 as they are accounted for under APB 25. For participating securities included in the scope of EITF 03-6, the use of the two-class method to determine whether the inclusion of such securities is dilutive is required. Furthermore, non-vested RSU's are included in basic EPS using the two-class method in accordance with SFAS 128. To the extent not included in basic earnings per share, the redeemable preferred stock and the non-vested RSUs are considered in the diluted earnings per share calculation under the "if-converted" method and "treasury stock" method, respectively. At September 30, 2004 and 2003, redeemable preferred stock and non-vested RSUs were excluded from the calculation of basic earnings per share as the results were anti-dilutive.

Due to the loss from continuing operations for the three and nine months ended September 30, 2004, 1,507,625 stock options, 115,000 performance shares, 564,706 non-vested deferred shares, 73,695 non-vested RSUs, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive. Due to the loss from continuing operations for the three and nine months ended September 30, 2003, 1,995,305 stock options, 471,487 performance shares, 235,704 non-vested deferred shares, 120,329 non-vested RSUs, 50,000 redeemable preferred shares, and 1,600,000 warrants were excluded from the calculation of diluted earnings per share as the result would have been anti-dilutive.

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 - COMPREHENSIVE LOSS

Comprehensive loss represents net loss plus the results of certain stockholders' equity changes not reflected in the consolidated statements of operations. The after-tax component of comprehensive loss for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                    2004         2003         2004         2003
                                                  --------     --------     --------     --------
Net loss                                          $(44,035)    $(52,394)    $(63,773)    $(75,843)
Other comprehensive loss:
  Change in accumulated translation adjustment          10           43           56          271
                                                  --------     --------     --------     --------
Total comprehensive loss                          $(44,025)    $(52,351)    $(63,717)    $(75,572)
                                                  ========     ========     ========     ========

NOTE 11 - RELATED PARTY TRANSACTIONS

In the first nine months of 2004, 445,981 shares were returned to the Company by certain executives to cover taxes on deferred shares issued and by one executive to pay-down a portion of his executive loan.

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

At September 30, 2004, Neue Medien Ulm Holdings GmbH ("Neue Medien") owed Penton Media Germany ("PM Germany"), a consolidated subsidiary, $0.7 million. This amount is classified on the consolidated balance sheets as notes receivable. Neue Median and Penton jointly own PM Germany. The notes are due on demand and bear interest at the German Federal rate plus 3%, or 4.13% at September 30, 2004.

NOTE 12 - INCOME TAXES

The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). In the first quarter of 2004 the Company recorded a valuation allowance of $0.4 million against its net foreign deferred tax assets. In recording the valuation allowance, management considered it more likely than not that all of the foreign net deferred tax assets would not be realized. At September 30, 2004 and December 31, 2003 the valuation allowance for net deferred tax assets and net operating loss carryforwards totaled $69.7 million and $55.3 million, respectively.

The Company realized a tax benefit for the three and nine months ended September 30, 2004 related to the reversal of approximately $1.0 million of contingent liabilities for which the statutes of limitations have expired partially offset by a provision for state taxes. Additionally, the tax benefit recognized for the nine months ended September 30, 2004 was further offset by the valuation allowance noted above. The tax benefit realized for the three and nine months ended September 30, 2003 relates to foreign subsidiaries, which were partially offset by a provision for state taxes.

In January 2003, the Company received a tax refund of $52.7 million. This amount is included in net cash provided by operating activities in the condensed consolidated statements of cash flows.

NOTE 13 - CONTINGENCIES

In connection with the acquisition of Mecklermedia Corporation in 1998, a lawsuit was brought against the Company on December 1, 1998 by Ariff Alidina (the "Plaintiff"), a former stockholder of Mecklermedia Corporation, in the United States Federal District Court in the Southern District of New York for an unspecified amount, as well as other relief. The Plaintiff had claimed that the Company violated the federal securities laws by selling Mr. Meckler, a beneficial owner of approximately 26% of the shares of Mecklermedia, an 80.1% interest in Jupitermedia Corporation for what the Plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia Corporation than was paid to other stockholders of Mecklermedia Corporation. On May 16, 2001, the United States District Court for the Southern District of New York granted the Plaintiff's motion for certification of a class consisting of all former stockholders of Mecklermedia who tendered their shares in the tender offer. By letter dated November 3, 2003, plaintiffs' counsel informed the Court that a

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

settlement had been reached in this case. In July 2004, the Federal District Court approved the settlement between the former stockholders of Mecklermedia and the Company for $4.6 million; this amount reflects the Company's portion of the $7.0 million total settlement amount. The class settlement was paid entirely from insurance proceeds in August 2004.

On November 3, 2003, a lawsuit was brought against the Company for an unspecified amount by Allison & Associates, Inc. under the Telephone Consumer Protection Act ("TCPA") prohibition against the transmission of unsolicited fax advertisements. The lawsuit is a putative class action (although the class has not yet been certified by the court) that seeks to represent a class of plaintiffs comprised of all individuals and entities who, during the period November 3, 1999, through the present, received one or more facsimiles sent by or on behalf of the Company advertising the commercial availability of its products or services and who did not give their prior expressed permission or invitation to receive such faxes. The statutory penalty for a single violation of the TCPA is $500, although the penalty can increase to $1,500 per violation if the Company is found to have willfully or knowingly violated the law. The case is currently pending in the Richmond County, Georgia, Superior Court as the Company is complying with the Court's Order for discovery. As the law regarding class actions and the TCPA is unsettled, the Company is uncertain as to the outcome of this case.

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

NOTE 14 - BUSINESS RESTRUCTURING CHARGES

In 2001, 2002, 2003 and the first nine months of 2004, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, the consolidation and closure of over 30 facilities, and the cancellation of various contracts.

For facilities that the Company no longer occupies, management makes assumptions, including the number of years a property will be subleased, square footage, market trends, property location and the price per square foot based on discussions with realtors and/or parties that have shown interest in the space. The Company records estimated sublease income accordingly. The Company is actively attempting to sublease all vacant facilities.

Personnel costs include payments for severance, benefits and outplacement services.

2004 RESTRUCTURING PLAN

In 2004, the Company restructured its operations by flattening its organizational structure as well as implementing other cost savings strategies. The Company recorded restructuring charges of $0.7 million, $2.9 million and $1.1 million, respectively, in the first, second and third quarters of 2004. These costs are primarily associated with the elimination of 58 employees, including several executives, primarily in the United States. As of September 30, 2004, the elimination of 55 positions and payments of $3.3 million had been completed.

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Activity and liability balances related to the 2004 restructuring plan are as follows (in thousands):

                                                   SEVERANCE
                                                   AND OTHER             OTHER
                                                PERSONNEL COSTS        EXIT COSTS             TOTAL
                                                ---------------       ------------         ------------
Charged to costs and expenses                    $        695         $         37         $        732
Cash payments                                             (85)                 (25)                (110)
                                                 ------------         ------------         ------------
Restructuring balance, March 31, 2004                     610                   12                  622
Charged to costs and expenses                           2,868                   79                2,947
Adjustments                                                (5)                  (7)                 (12)
Cash payments                                            (254)                 (20)                (274)
                                                 ------------         ------------         ------------
Restructuring balance, June 30, 2004                    3,219                   64                3,283
Charged to costs and expenses                           1,049                   11                1,060
Adjustments                                                 1                  (32)                 (31)
Cash payments                                          (2,876)                 (40)              (2,916)
                                                 ------------         ------------         ------------
Restructuring balance, September 30, 2004        $      1,393         $          3         $      1,396
                                                 ============         ============         ============

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

Activity and liability balances related to the 2003 restructuring plan are as follows (in thousands):

                                                   SEVERANCE
                                                   AND OTHER            FACILITY              OTHER
                                                PERSONNEL COSTS      CLOSING COSTS          EXIT COSTS             TOTAL
                                                ---------------      -------------         ------------         ------------
Charged to costs and expenses                    $      2,548         $      1,505         $        661         $      4,714
Adjustments                                                35                  (11)                   -                   24
Cash payments                                          (1,105)                (500)                (233)              (1,838)
                                                 ------------         ------------         ------------         ------------
Restructuring balance, December 31, 2003                1,478                  994                  428                2,900
Adjustments                                               264                   58                  (10)                 312
Cash payments                                          (1,479)                (160)                (214)              (1,853)
                                                 ------------         ------------         ------------         ------------
Restructuring balance, September 30, 2004        $        263         $        892         $        204         $      1,359
                                                 ============         ============         ============         ============

Payments of severance costs are expected to be completed by the first quarter of 2005. Facility closing costs and other exit costs, which consist of equipment leases, will be paid over their respective lease terms, which expire at various dates through 2010.

2002 RESTRUCTURING PLAN

In 2002, the Company announced a number of expense reduction and restructuring initiatives intended to improve its operating cost structure. The actions include costs of $5.1 million related to the closure of nine offices worldwide. These amounts were offset in part by approximately $1.7 million related to our New York, NY and Burlingame, CA offices that we were able to sublease in 2002. In addition, the Company reduced the workforce by approximately 316 employees and recorded a liability

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

for other contractual obligations related primarily to the cancellation of trade show venues, hotel contracts and service agreements. Adjustments of $1.7 million in 2002 primarily relate to rent escalation provisions, which had not been taken into consideration when the original 2002 liability was recorded.

Activity and liability balances related to the 2002 restructuring plan are as follows (in thousands):

                                                  SEVERANCE
                                                  AND OTHER         FACILITY         OTHER
                                               PERSONNEL COSTS    CLOSING COSTS    EXIT COSTS        TOTAL
                                               ---------------    -------------   ------------    ------------
Charged to costs and expenses                    $     10,344     $      3,421    $      1,648    $     15,413
Adjustments                                               200            1,705              59           1,964
Cash payments                                          (5,440)            (693)           (967)         (7,100)
                                                 ------------     ------------    ------------    ------------
Restructuring balance, December 31, 2002                5,104            4,433             740          10,277
Adjustments                                               (45)            (604)            (92)           (741)
Cash payments                                          (4,928)          (1,469)           (375)         (6,772)
                                                 ------------     ------------    ------------    ------------
Restructuring balance, December 31, 2003                  131            2,360             273           2,764
Adjustments                                               (78)             525             271             718
Cash payments                                             (33)            (599)           (544)         (1,176)
                                                 ------------     ------------    ------------    ------------
Restructuring balance, September 30, 2004        $         20     $      2,286     $         -    $      2,306
                                                 ============     ============     ===========    ============

The balance of severance costs relate to an executive who will be paid through the first quarter of 2007. Other exit costs are expected to be paid in the remainder of 2004, and obligations for the non-cancelable facility leases will be paid over their respective lease terms, which expire at various dates through 2010.

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

Activity and liability balances related to the 2001 restructuring plan are as follows (in thousands):

                                                   SEVERANCE
                                                   AND OTHER             FACILITY                OTHER
                                                PERSONNEL COSTS        CLOSING COSTS           EXIT COSTS              TOTAL
                                                ---------------        -------------         -------------         -------------
Charged to costs and expenses                    $       6,774         $       8,669         $       4,364         $      19,807
Adjustments                                                (23)                    -                  (994)               (1,017)
Cash payments                                           (4,468)                 (267)               (2,423)               (7,158)
                                                 -------------         -------------         -------------         -------------
Restructuring balance, December 31, 2001                 2,283                 8,402                   947                11,632
Adjustments                                               (135)                 (459)                 (422)               (1,016)
Cash payments                                           (2,129)               (1,590)                 (250)               (3,969)
                                                 -------------         -------------         -------------         -------------
Restructuring balance, December 31, 2002                    19                 6,353                   275                 6,647
Adjustments                                                 (8)                  598                    82                   672
Cash payments                                              (11)               (1,304)                 (357)               (1,672)
                                                 -------------         -------------         -------------         -------------
Restructuring balance, December 31, 2003                     -                 5,647                     -                 5,647
Adjustments                                                  -                    90                     -                    90
Cash payments                                                -                (1,263)                    -                (1,263)
                                                 -------------         -------------         -------------         -------------
Restructuring balance, September 30, 2004        $           -         $       4,474         $           -         $       4,474
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

ESTIMATED FUTURE PAYMENTS

At September 30, 2004, the Company had an accrued restructuring balance of $9.5 million. Management expects to make cash payments during the remainder of 2004 of approximately $1.3 million, composed of $0.8 million for employee separation costs, $0.4 million for facility lease obligations and $0.1 million for other contractual obligations. The balance of severance costs will be paid through the first quarter of 2007, and the balance of facility costs and other exit costs, primarily long-term leases, are expected to be paid through the end of the respective lease terms, which extend through 2013.

Amounts due within one year of approximately $3.2 million and $3.7 million at September 30, 2004 and December 31, 2003, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $6.4 million and $7.6 million at September 30, 2004 and December 31, 2003, respectively, are included in other non-current liabilities on the consolidated balance sheets.

Restructuring charges, including adjustments, for the three and nine months ended September 30, 2004 and 2003 are as follows, by segment:

                       THREE MONTHS ENDED          NINE MONTHS ENDED
                          SEPTEMBER 30,              SEPTEMBER 30,
                       2004          2003          2004          2003
                     --------      --------      --------      --------
Industry             $    997      $    475      $  1,640      $    644
Technology                269           138         1,037           745
Lifestyle                   -             -             -            45
Retail                    114           633           812           633
International               6           144         2,397           685
Corporate                 118            66            46           552
                     --------      --------      --------      --------
Total                $  1,504      $  1,456      $  5,932      $  3,304
                     ========      ========      ========      ========

Restructuring charges are included in restructuring and other charges on the consolidated statements of operations.

NOTE 15 - SEGMENT INFORMATION

Mr. Nussbaum, who was appointed CEO in June 2004, is now Penton's chief operating decision maker. Mr. Nussbaum and the executive team assess and manage the Company's operations differently than the prior management team resulting in a change in the Company's reportable segments effective in the third quarter of 2004. As a result of this change in reportable segments, all prior periods were recast to conform with the new segment format.

The Company's newly designated segments include: Industry, Technology, Lifestyle, Retail and International. The results of these newly established segments will, consistent with past practice, be regularly reviewed by the Company's chief operating decision maker and the executive team to determine how resources will be allocated to each segment and to assess the performance of each segment. All five segments derive their revenues from publications, trade shows and conferences, and online media products. The segments are generally based on the market sectors they serve, except the International segment, which is primarily based on the geographical markets it serves.

Content of our Industry segment publications, trade shows and conferences, and online media products is geared to customers in the manufacturing, design/engineering, mechanical systems/construction, and government/compliance industries.

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Content of our Technology segment publications, trade shows and conferences, and online media products is geared to customers in the business technology, aviation, enterprise information technology, and electronics industries.

Content of our Lifestyle segment publications, trade shows and conferences, and online media products is geared to customers in the natural products industry.

Content of our Retail segment publications, trade shows and conferences, and online media products is geared to customers in the food/retail and hospitality industries.

Revenues for our International segment are derived from publications, trade shows and conferences, and online media products generated from our European and German operations.

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

Summary information by segment for the three months ended September 30, 2004 and 2003, is as follows (in thousands):

                                REVENUES              ADJUSTED SEGMENT EBITDA
                              SEPTEMBER 30,                SEPTEMBER 30,
                         2004            2003          2004             2003
                     ------------   ------------   ------------     ------------
Industry             $     20,772   $     19,374   $      6,378     $      5,224
Technology                 14,101         14,272          2,425            1,887
Lifestyle                   3,914         10,340           (424)           4,507
Retail                      5,751          5,057          1,920            1,524
International               8,305          5,076          1,802              628
                     ------------   ------------   ------------     ------------
Total                $     52,843   $     54,119   $     12,101     $     13,770
                     ============   ============   ============     ============

Summary information by segment for the nine months ended September 30, 2004 and 2003, is as follows (in thousands):

                                REVENUES              ADJUSTED SEGMENT EBITDA
                              SEPTEMBER 30,                SEPTEMBER 30,
                         2004            2003          2004             2003
                     ------------   ------------   ------------     ------------
Industry             $     57,205   $     57,059   $     16,350     $     15,792
Technology                 44,563         46,467          7,545            6,651
Lifestyle                  25,022         28,751          9,669           12,526
Retail                     16,412         15,510          4,526            4,522
International              15,044         11,190            726             (441)
                     ------------   ------------   ------------     ------------
Total                $    158,246   $    158,977   $     38,816     $     39,050
                     ============   ============   ============     ============

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Segment revenues, all of which are realized from external customers, equal Penton's consolidated revenues. Following is a reconciliation of Penton's total adjusted segment EBITDA to consolidated net loss (in thousands):

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                         2004             2003             2004             2003
                                                     ------------     ------------     ------------     ------------
Total adjusted segment EBITDA                        $     12,101     $     13,770     $     38,816     $     39,050
General and administrative costs                           (3,988)          (5,475)         (15,677)         (16,682)
                                                     ------------     ------------     ------------     ------------
     Total Company EBITDA                                   8,113            8,295           23,139           22,368

Depreciation and amortization                              (2,337)          (3,320)          (8,318)         (10,823)
Provision for loan impairment                                   -                -           (1,717)          (7,600)
Restructuring and other charges                            (1,455)          (1,519)          (5,847)          (3,336)
Impairment of assets                                      (39,651)         (45,797)         (39,651)         (45,797)
Executive separation costs                                    (21)               -           (2,722)               -
Non-cash compensation                                         (25)             (48)            (706)          (1,316)
Interest expense                                           (9,698)         (10,480)         (28,518)         (30,230)
Interest income                                                54              102              220              339
Other, net                                                     91               38               75             (270)
                                                     ------------     ------------     ------------     ------------
Loss from continuing operations before income
 taxes                                                    (44,929)         (52,729)         (64,045)         (76,665)
Benefit for income taxes                                      894              236              272               45
Discontinued operations                                         -               99                -              777
                                                     ------------     ------------     ------------     ------------
 Net loss                                            $    (44,035)    $    (52,394)    $    (63,773)    $    (75,843)
                                                     ============     ============     ============     ============

NOTE 16 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Portions of the following transactions do not provide or use cash and, accordingly, are not reflected in the condensed consolidated statements of cash flows.

For the nine months ended September 30, 2004, Penton issued 24,611 shares under the Management Stock Purchase Plan, 745,056 deferred shares, 266,250 performance shares and 17,000 shares under the stock option plan. In February 2004, 473,700 stock options, 595 RSUs and 445,000 deferred shares were granted and in June 2004, an additional 514,706 deferred shares were granted. As a result of the termination of three executives in June 2004, 239,999 stock options and 255,000 performance shares were immediately vested. The performance shares were issued in July 2004. Furthermore, for the nine months ended September 30, 2004, Penton recorded amortization of deemed dividend and accretion on preferred stock of $10.4 million.

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

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The following schedules set forth condensed consolidated balance sheets as of September 30, 2004, and December 31, 2003, and condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, and condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. In the following schedules, "Parent" refers to Penton Media, Inc., "Guarantor Subsidiaries" refers to Penton's wholly owned domestic subsidiaries, and "Non-guarantor Subsidiaries" refers to Penton's foreign subsidiaries. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in Penton's subsidiaries.

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2004

                                                                    GUARANTOR     NON-GUARANTOR                       PENTON
                                                     PARENT        SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                    ---------      ------------   -------------   ------------     ------------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and cash equivalents                       $  12,905       $     188       $   4,238       $       -       $  17,331
    Restricted cash                                       193               -               -               -             193
    Accounts receivable, net                           19,948           5,159           4,039               -          29,146
    Notes receivable                                        -               -             712               -             712
    Inventories                                           388             306               5               -             699
    Prepayments, deposits and other                     4,424           1,022           1,490               -           6,936
                                                    ---------       ---------       ---------       ---------       ---------
                                                       37,858           6,675          10,484               -          55,017
                                                    ---------       ---------       ---------       ---------       ---------

    Property, plant and equipment, net                 12,419           2,066           1,177               -          15,662
    Goodwill                                          111,378          61,493           3,740               -         176,611
    Other intangibles, net                              4,463           2,597             247               -           7,307
    Other non-current assets                            6,744             122              51               -           6,917
    Investments in subsidiaries (1)                  (229,483)              -               -         229,483               -
                                                    ---------       ---------       ---------       ---------       ---------
                                                      (94,479)         66,278           5,215         229,483         206,497
                                                    ---------       ---------       ---------       ---------       ---------
                                                    $ (56,621)      $  72,953       $  15,699       $ 229,483       $ 261,514
                                                    =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued expenses           $  24,988       $   6,759       $   3,337    $          -       $  35,084
    Accrued compensation and benefits                   4,681           1,221             109               -           6,011
    Unearned income                                    14,168           4,453           3,263               -          21,884
                                                    ---------       ---------       ---------       ---------       ---------
                                                       43,837          12,433           6,709               -          62,979
                                                    ---------       ---------       ---------       ---------       ---------
Long-term liabilities and deferred credits:
    Senior secured notes, net of discount              80,076          76,936               -               -         157,012
    Senior subordinated notes, net of discount         87,682          84,243               -               -         171,925
    Net deferred pension credits                       10,625               -               -               -          10,625
    Intercompany advances                            (131,791)         83,555          41,275           6,961               -
    Other non-current liabilities                       3,794           1,872           1,799               -           7,465
                                                    ---------       ---------       ---------       ---------       ---------
                                                       50,386         246,606          43,074           6,961         347,027
                                                    ---------       ---------       ---------       ---------       ---------

Commitments and contingencies

Minority interest                                           -               -           2,352               -           2,352
Mandatorily redeemable convertible
         preferred stock                               65,433               -               -               -          65,433
Series M preferred stock                                    1               -               -               -               1

Stockholders' deficit:
    Common stock and capital in excess
       of par value                                   217,069         209,653          16,614        (226,267)        217,069
    Retained deficit                                 (431,222)       (395,742)        (50,944)        446,686        (431,222)
    Notes receivable from officers, less
       reserve of $5,848                                    -               -               -               -               -
    Accumulated other comprehensive
      income (loss)                                    (2,125)              3          (2,106)          2,103          (2,125)
                                                    ---------       ---------       ---------       ---------       ---------
                                                     (216,278)       (186,086)        (36,436)        222,522        (216,278)
                                                    ---------       ---------       ---------       ---------       ---------
                                                    $ (56,621)      $  72,953       $  15,699       $ 229,483       $ 261,514
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

                              PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

                                                                GUARANTOR      NON-GUARANTOR                         PENTON
                                                 PARENT        SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                               ----------      ------------    -------------     ------------     ------------
                                                                             (DOLLARS IN THOUSANDS)

REVENUES                                       $   34,367       $    9,788       $    8,688       $        -       $   52,843
                                               ----------       ----------       ----------       ----------       ----------
OPERATING EXPENSES:
    Editorial, production and circulation          15,826            4,999            3,409                -           24,234
    Selling, general and administrative            10,913            5,924            3,705                -           20,542
    Impairment of assets                           10,911           23,555            5,185                -           39,651
    Restructuring and other charges                 1,116              333                6                -            1,455
    Depreciation and amortization                   1,568              569              200                -            2,337
                                               ----------       ----------       ----------       ----------       ----------
                                                   40,334           35,380           12,505                -           88,219
                                               ----------       ----------       ----------       ----------       ----------

OPERATING INCOME (LOSS)                            (5,967)         (25,592)          (3,817)               -          (35,376)
                                               ----------       ----------       ----------       ----------       ----------

OTHER INCOME (EXPENSE):
    Interest expense                               (5,756)          (3,867)             (75)               -           (9,698)
    Interest income                                    37                -               17                -               54
    Equity in losses of subsidiaries              (33,247)               -                -           33,247                -
    Other, net                                         (5)              (9)             105                -               91
                                               ----------       ----------       ----------       ----------       ----------
                                                  (38,971)          (3,876)              47           33,247           (9,553)
                                               ----------       ----------       ----------       ----------       ----------

LOSS FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                  (44,938)         (29,468)          (3,770)          33,247          (44,929)

Benefit (provision) for income taxes                  903               (9)               -                -              894
                                               ----------       ----------       ----------       ----------       ----------

NET LOSS                                       $  (44,035)      $  (29,477)      $   (3,770)      $   33,247       $  (44,035)
                                               ==========       ==========       ==========       ==========       ==========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                                              GUARANTOR    NON-GUARANTOR                     PENTON
                                                 PARENT      SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               ----------    ------------  -------------   ------------   ------------
                                                                        (DOLLARS IN THOUSANDS)
REVENUES                                       $   38,236     $   10,240     $    5,643     $        -     $   54,119
                                               ----------     ----------     ----------     ----------     ----------

OPERATING EXPENSES:
    Editorial, production and circulation          16,530          4,806          2,164              -         23,500
    Selling, general and administrative            12,204          7,106          3,062              -         22,372
    Impairment of assets                              363         39,550          5,884              -         45,797
    Restructuring and other charges                   659            716            144              -          1,519
    Depreciation and amortization                   2,048            815            457              -          3,320
                                               ----------     ----------     ----------     ----------     ----------
                                                   31,804         52,993         11,711              -         96,508
                                               ----------     ----------     ----------     ----------     ----------

OPERATING INCOME (LOSS)                             6,432        (42,753)        (6,068)             -        (42,389)
                                               ----------     ----------     ----------     ----------     ----------

OTHER INCOME (EXPENSE):
    Interest expense                               (5,377)        (5,029)           (74)             -        (10,480)
    Interest income                                   102              -              -              -            102
    Equity in losses of subsidiaries              (53,631)             -              -         53,631              -
    Other, net                                        (22)             1             59              -             38
                                               ----------     ----------     ----------     ----------     ----------
                                                  (58,928)        (5,028)           (15)        53,631        (10,340)
                                               ----------     ----------     ----------     ----------     ----------

LOSS FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                  (52,496)       (47,781)        (6,083)        53,631        (52,729)

Benefit (provision) for income taxes                    3             (5)           238              -            236
                                               ----------     ----------     ----------     ----------     ----------

LOSS FROM CONTINUING OPERATIONS                   (52,493)       (47,786)        (5,845)        53,631        (52,493)

Income from discontinued operations                    99              -              -              -             99
                                               ----------     ----------     ----------     ----------     ----------
NET LOSS                                       $  (52,394)    $  (47,786)    $   (5,845)    $   53,631     $  (52,394)
                                               ==========     ==========     ==========     ==========     ==========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                                  PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                               ------------    ------------   ------------   ------------    ------------
                                                                        (DOLLARS IN THOUSANDS)
REVENUES                                       $    110,530    $     30,374   $     17,342   $          -    $    158,246
                                               ------------    ------------   ------------   ------------    ------------
OPERATING EXPENSES:
    Editorial, production and circulation            47,168          15,118          7,094              -          69,380
    Selling, general and administrative              38,334          20,936          9,885              -          69,155
    Impairment of assets                             10,911          23,555          5,185              -          39,651
    Provision for loan impairment                     1,717               -              -              -           1,717
    Restructuring and other charges                   4,036           1,765             46              -           5,847
    Depreciation and amortization                     5,852           1,885            581              -           8,318
                                               ------------    ------------   ------------   ------------    ------------
                                                    108,018          63,259         22,791              -         194,068
                                               ------------    ------------   ------------   ------------    ------------

OPERATING INCOME (LOSS)                               2,512         (32,885)        (5,449)             -         (35,822)
                                               ------------    ------------   ------------   ------------    ------------

OTHER INCOME (EXPENSE):
    Interest expense                                (15,430)        (12,845)          (243)             -         (28,518)
    Interest income                                     173               -             47              -             220
    Equity in losses of subsidiaries                (51,806)              -              -         51,806               -
    Other, net                                           (2)             (9)            86              -              75
                                               ------------    ------------   ------------   ------------    ------------
                                                    (67,065)        (12,854)          (110)        51,806         (28,223)
                                               ------------    ------------   ------------   ------------    ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                    (64,553)        (45,739)        (5,559)        51,806         (64,045)

Benefit (provision) for income taxes                    780             (27)          (481)             -             272
                                               ------------    ------------   ------------   ------------    ------------

NET LOSS                                       $    (63,773)   $    (45,766)  $     (6,040)  $     51,806    $    (63,773)
                                               ============    ============   ============   ============    ============

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                GUARANTOR    NON-GUARANTOR                     PENTON
                                                  PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   -------------  -------------
                                                                             (DOLLARS IN THOUSANDS)
REVENUES                                       $     112,066  $      33,257  $      13,654   $           -       158,977
                                               -------------  -------------  -------------   -------------  ------------
OPERATING EXPENSES:
    Editorial, production and circulation             47,642         15,992          5,686               -        69,320
    Selling, general and administrative               36,834         22,809          8,962               -        68,605
    Impairment of assets                                 363         39,550          5,884               -        45,797
    Provision for loan impairment                      7,600              -              -               -         7,600
    Restructuring and other charges                    1,328          1,323            685               -         3,336
    Depreciation and amortization                      6,725          2,764          1,334               -        10,823
                                               -------------  -------------  -------------   -------------  ------------
                                                     100,492         82,438         22,551               -       205,481
                                               -------------  -------------  -------------   -------------  ------------
OPERATING INCOME (LOSS)                               11,574        (49,181)        (8,897)              -       (46,504)
                                               -------------  -------------  -------------   -------------  ------------
OTHER INCOME (EXPENSE):
    Interest expense                                 (15,515)       (14,482)          (233)              -       (30,230)
    Interest income                                      339              -              -               -           339
    Equity in losses of subsidiaries                 (72,649)             -              -          72,649             -
    Miscellaneous, net                                  (391)          (146)           267               -          (270)
                                               -------------  -------------  -------------   -------------  ------------
                                                     (88,216)       (14,628)            34          72,649       (30,161)
                                               -------------  -------------  -------------   -------------  ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                     (76,642)       (63,809)        (8,863)         72,649       (76,665)
Benefit (provision) for income taxes                    (134)           (15)           194               -            45
                                               -------------  -------------  -------------   -------------  ------------
LOSS FROM CONTINUING OPERATIONS                      (76,776)       (63,824)        (8,669)         72,649       (76,620)
Income (loss) from discontinued operations               933              9           (165)              -           777
                                               -------------  -------------  -------------   -------------  ------------
NET LOSS                                        $    (75,843)  $    (63,815)  $     (8,834)  $      72,649  $    (75,843)
                                               =============  =============  =============   =============  ============

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                              PENTON MEDIA, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                                GUARANTOR    NON-GUARANTOR                     PENTON
                                                   PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   -----------    -------------
                                                                         (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                       $     (12,230) $         121  $       2,155   $         -    $      (9,954)
                                               -------------  -------------  -------------   -----------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                              (1,606)           (80)          (132)            -           (1,818)
    Notes receivable, net                                  -              -           (140)            -             (140)
                                               -------------  -------------  -------------   -----------    -------------
Net cash used for investing activities                (1,606)           (80)          (272)            -           (1,958)
                                               -------------  -------------  -------------   -----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of financing costs                           (10)             -              -             -              (10)
    Increase in restricted cash                         (193)             -              -             -             (193)
    Increase (decrease) in book overdrafts              (225)             -              1             -             (224)
                                               -------------  -------------  -------------   -----------    -------------
Net cash provided by (used for) financing
  activities                                            (428)             -              1             -             (427)
                                               -------------  -------------  -------------   -----------    -------------
Effect of exchange rate changes on cash                   44              -              -             -               44
                                               -------------  -------------  -------------   -----------    -------------
Net increase (decrease) in cash and cash
  equivalents                                        (14,220)            41          1,884             -          (12,295)
Cash and cash equivalents at beginning
  of period                                           27,125            147          2,354             -           29,626
                                               -------------  -------------  -------------   -----------    -------------
Cash and cash equivalents at end of period     $      12,905  $         188  $       4,238   $         -    $      17,331
                                               =============  =============  =============   ===========    =============

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                GUARANTOR    NON-GUARANTOR                     PENTON
                                                  PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               -------------  -------------  -------------   -----------    -------------
                                                                             (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES    $      38,169  $         142  $         792   $         -    $      39,103
                                               -------------  -------------  -------------   -----------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                              (1,801)          (428)           (94)            -           (2,323)
    Notes receivable, net                                  -              -          1,659             -            1,659
    Earnouts paid                                          -             (7)             -             -               (7)
    Proceeds from sale of Professional
    Trade Shows group                                  3,250              -              -             -            3,250
                                               -------------  -------------  -------------   -----------    -------------
      Net cash provided by (used for)
         investing activities                          1,449           (435)         1,565             -            2,579
                                               -------------  -------------  -------------   -----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of senior secured credit
        facility                                      (4,500)             -              -             -           (4,500)
    Payment of notes payable                               -              -           (417)            -             (417)
    Employee stock purchase plan payments               (107)             -             (6)            -             (113)
    Proceeds from repayment of officers loans            250              -              -             -              250
    Decrease in restricted cash                          241              -            253             -              494
    Payment of financing costs                        (1,917)             -              -             -           (1,917)
    Increase (decrease) in book overdrafts               147              -           (433)            -             (286)
                                               -------------  -------------  -------------   -----------    -------------
      Net cash used for financing activities          (5,886)             -           (603)            -           (6,489)
                                               -------------  -------------  -------------   -----------    -------------

Effect of exchange rate changes on cash                   70              -              -             -               70
                                               -------------  -------------  -------------   -----------    -------------
        Net increase (decrease) in cash and
          equivalents                                 33,802           (293)         1,754             -           35,263
Cash and equivalents at beginning of period            5,165            460          1,146             -            6,771
                                               -------------  -------------  -------------   -----------    -------------
Cash and equivalents at end of period          $      38,967  $         167  $       2,900   $         -    $      42,034
                                               =============  =============  =============   ===========    =============

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

OVERVIEW

We are a diversified business-to-business media company. We provide media products that deliver proprietary business information to owners, operators, managers and professionals in the industries we serve. Through these products, we offer industry suppliers multiple ways to reach their customers and prospects as part of their sales and marketing efforts. We publish specialized trade magazines, produce trade shows and conferences, and provide a range of online media products, including Web sites, electronic newsletters and electronic conferences.

In June 2004, the Company appointed David B. Nussbaum as Chief Executive Officer ("CEO"). Mr. Nussbaum is now Penton's chief operating decision maker. After reviewing the Company's operations, Mr. Nussbaum and the executive team implemented a change in the Company's reportable segments effective in the third quarter of 2004 to conform with the way the Company's businesses are now assessed and managed. The Company is structured along segment and industry lines rather than by product lines. This enables us to promote our related group of products, including publications, trade shows and conferences, and online media products, to our customers. Our five principal segments are: Industry, Technology, Lifestyle, Retail and International. As a result of this change in reportable segments, all prior periods were recast to conform with the new segment format.

BUSINESS TRENDS

Revenues for the Company have stabilized during 2004. However, the business-to-business print advertising market continues to struggle in some markets we serve, although not to the extent of previous years. Based on industry information that is available, it is clear that the trade magazine industry has not yet demonstrated any real recovery in advertising pages in spite of improving economic conditions in most sectors. Some of the sectors that are core to Penton's business continue to record meaningful declines in print advertising pages this year.

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

While the secular changes vary by market and are not consistently applied across all sectors, we are witnessing increasing adoption of electronic marketing programs that include search engine advertising, as well as custom marketing programs that include events and print products. The changing marketing strategies of our customers continue to impact print advertising budgets in several sectors.

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

While electronic media ("eMedia") is still a relatively small part of our operations, we expect to see accelerated growth of this product line as we introduce new digital media offerings across all of our markets.

COMPANY STRATEGY

The Company's strategy is to build a full tripod of media products in all the markets we serve, ensuring we offer eMedia and events to leverage our strong print brands and deliver every possible media channel to our markets. Our objectives are to offer creative, unique opportunities to our customers to help them achieve broader business success. The secular changes taking place in the business-to-business media industry offers a great opportunity to drive a wide range of new marketing solutions to our customers, including eMedia properties, custom marketing programs and integrated marketing services, in addition to traditional print advertising and trade show exhibitions.

RECENT DEVELOPMENTS

EXCHANGE OF PREFERRED STOCK

On September 13, 2004, the Company filed a Certificate of Designations governing a new series of preferred stock, $.01 par value (the "Series C Preferred Stock") with the Secretary of State for the State of Delaware. The Series C Preferred Stock was exchanged on a share-for-share basis with the Company's Series B Preferred Stock, $.01 par value (the "Series B Preferred Stock"). The Certificate of Designations for the Series C Preferred Stock is identical to the Series B Preferred Stock Certificate of Designations except:

      - the new series allows for the sharing of the liquidation preference with the new Series M Preferred Stock (discussed below),

      - certain technical and correcting amendments have been made to the Certificate of Designations for the Series C Preferred Stock, including fixing the formula used to calculate the "Change of Control Cap" (as defined in the Series C Preferred Stock Certificate of Designations), and

      - certain conforming changes were made to the Series C Preferred Stock Certificate of Designations to account for the fact that the Series C Preferred Stock was issued in exchange for the Series B Preferred Stock.

SERIES M PREFERRED STOCK

On September 13, 2004, the Company filed a Certificate of Designations for a new series of preferred stock, $.01 par value (the "Series M Preferred Stock") with the Secretary of State for the State of Delaware. The Board of Directors of the Company created the Series M Preferred Stock for issuance to certain officers of the Company as a long-term incentive plan to incentitize management by giving them an equity stake in the performance of the Company. The Series M Preferred Stock is limited to 150,000 shares of which 60,375 shares were issued on September 13, 2004. The Series M Preferred Stock is treated under fixed plan accounting and is classified in the mezzanine section of the balance sheet because redemption is outside the control of the Company.

Among other rights and provisions, the Series M Preferred Stock provides that the holder of each share will receive a cash distribution upon any liquidation, dissolution, winding up or change of control of the Company. The amount of such distribution is first a percentage of what the holders of Series C Preferred Stock and second a percentage of what the holders of the Company's common stock would receive upon such liquidation, dissolution, winding up or change of control.

NEW CHAIRMAN AND CHIEF EXECUTIVE OFFICER

On June 21, 2004, the Board of Directors announced the appointment of David B. Nussbaum as CEO of Penton. Mr. Nussbaum succeeds Thomas L. Kemp. The Company had announced on March 24, 2004 that Mr. Kemp would be leaving the Company.

Mr. Nussbaum was previously an executive vice president with the Company and president of the Company's former Technology and Lifestyle Media Division. Mr. Nussbaum joined Penton in 1998 after an 18-year career with Miller Freeman, Inc., where he was a senior vice president responsible for its New York Division.

In addition, the Board of Directors named Royce Yudkoff as its non-executive chairman. Mr. Yudkoff is a co-founder of ABRY Partners, an investment holding company based in Boston, and currently serves as its president and managing partner.

BOARD OF DIRECTOR CHANGES

Effective at the annual meeting of stockholders on July 15, 2004, the number of board members was reduced from 11 to 8. With this reduction, the holders of the preferred stock constitute a majority of the Company's Board of Directors. Upon the preferred stockholders obtaining this majority, the conversion price of the Company's preferred stock adjusted back to $7.61 (see Preferred Stock Leverage Ratio Event of Non-Compliance below).

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

SENIOR EXECUTIVE BONUS AND TERMINATION BENEFITS

As noted above, on June 21, 2004, Penton's Board of Directors announced the appointment of David B. Nussbaum as CEO of the Company. In addition to the Company's standard executive incentive and benefit package, Mr. Nussbaum received a signing bonus of approximately $1.7 million and 30,000 shares of Series M Preferred Stock. In addition, the Board accelerated the vesting of 135,000 deferred shares granted to Mr. Nussbaum on February 3, 2004. Mr. Nussbaum used the net proceeds from his signing bonus to repay a portion of his outstanding executive loan balance.

On March 24, 2004, the Company announced that its Chairman and CEO, Thomas L. Kemp, would be leaving the Company. Mr. Kemp's employment was terminated effective June 30, 2004, and on July 1, 2004, Mr. Kemp and the Company signed a Separation Agreement and General Release agreement. Mr. Kemp's separation agreement includes the following:

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

At September 30, 2004, $2.7 million in termination benefits related to Mr. Kemp have been included in selling, general and administrative expenses on the consolidated statements of operations.

On June 27, 2004, the Company announced that its President and Chief Operating Officer, Daniel J. Ramella, would be leaving the Company as part of a management restructuring plan. Mr. Ramella's employment was terminated effective June 30, 2004, and on July 1, 2004, Mr. Ramella and the Company signed a Separation Agreement and General Release agreement. Mr. Ramella's separation agreement includes the following:

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

At September 30, 2004, $1.4 million in termination benefits related to Mr. Ramella were included in restructuring and other charges on the consolidated statements of operations.

PREFERRED STOCK LEVERAGE RATIO EVENT OF NON-COMPLIANCE

At September 30, 2004, an event of non-compliance continues to exist under our Series C Preferred Stock because the Company's leverage ratio of 14.3 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds
7.5. Upon the occurrence of this event of non-compliance, the 5% per annum dividend rate on the preferred stock increased by one percentage point as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to the current maximum rate of 10% per annum. The dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5. The conversion price of the preferred stock decreased by $0.76 as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to its minimum conversion price of $3.81. However, no such reduction to the conversion price will be made at any time that representatives of the preferred stockholders constitute a majority of the Board of Directors. In July 2004 at the Company's annual stockholders' meeting, changes were made to the Board of Directors such that the preferred stockholders now constitute a majority of the Board, and as a result, the conversion price was restored to $7.61. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or the loan agreement. As such, there is no acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences have not resulted in any cash outflow from the Company.

If the Company had been sold on September 30, 2004, the bondholders would have been entitled to receive $335.8 million and the preferred stockholders would have been entitled to receive $119.4 million before the common stockholders would have received any amounts for their common shares. The amount the preferred stockholders would be entitled to receive could increase significantly in the future under certain circumstances. Stockholders are urged to read the terms of the preferred stock agreement carefully.

RESULTS OF OPERATIONS

REVENUES

Our magazines generate revenues primarily from the sale of advertising space and are primarily controlled circulation distributed free of charge to qualified subscribers in our target industries. Subscribers to controlled-circulation publications qualify to receive our trade magazines by verifying their responsibility for specific job functions, including purchasing authority. We survey our magazine subscribers annually to verify their continuing qualification. Trade show exhibitors pay a fixed price per square foot of booth space. In addition, we receive revenues from attendee fees at trade shows and from exhibitor sponsorships of promotional media. Our conferences are supported by either attendee registration fees or marketer sponsorship fees, or a combination of both. Online revenues are primarily generated from web site banner advertising and sponsorships; advertising in, or the sponsorship of, electronic newsletters; and the sponsorship of web seminars and virtual trade show events.

The following table summarizes our revenues for the three and nine months ended September 30, 2004 and 2003:

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                          2004     2003      CHANGE      2004      2003      CHANGE
                                                        -------   ------     ------     -------   -------    ------
                                                                           (Dollars in millions)
Revenues............................................    $  52.8   $ 54.1     (2.4)%     $ 158.2   $ 159.0    (0.5)%

Three Month Comparison

Total revenues decreased $1.3 million, or 2.4%, from $54.1 million for the three months ended September 30, 2003 to $52.8 million for the same period in 2004. The decrease was due to a decrease in trade show revenues of $2.3 million, or 16.8%, from $13.7 million for the three months ended September 30, 2003 to $11.4 million for the same 2004 period. This decrease was offset by an increase in online media revenues of $0.9 million, or 27.2%, from $3.2 million for the three months ended September 30, 2003 to $4.1 million for the same 2004 period and an increase in publishing revenue of $0.1 million, or 0.4%, from $37.2 million for the three months ended September 30, 2003 to $37.3 million for the same 2004 period.

The $2.3 million, or 16.8%, decrease in trade show and conference revenues between the third quarter of 2003 and the third quarter of 2004 is due to a shift in timing of our Natural Products Expo East show from September in 2003 to October in 2004. Natural Products Expo East is the Company's second largest trade show. The effects of this shift were partially offset by the shift of our UK Service Management Europe, Manufacturing, and Computers in Manufacturing trade shows, all of which were held in November of 2003 and in September of 2004. The net effect of all these show shifts is lower revenues for the third quarter of 2004 of nearly $4.4 million. This decrease was partially offset by quarter-on-quarter revenue increases of nearly $0.5 million from our Leisure Industry Week and Comfortech HVAC events. In addition, trade show revenues increased nearly $1.7 million in the third quarter of 2004 compared to 2003 due to the inclusion of revenues from our Motion & Controls event, which is produced biannually, and the addition of two new events launched in the third quarter, Effective IT and Engineering Green Buildings.

The Natural Products Expo East show held in Washington D. C. in October 2004 posted growth in both attendance, with more than 22,000 attendees, and exhibitor revenues exceeding its September 2003 event.

The $0.9 million, or 27.2%, increase in online media revenues was primarily due to increases of nearly $0.5 million in electronic newsletter sponsorships as well as increases in web seminar sponsorships and content related sponsorships. Quarter-on-quarter increases were realized in most of Penton's markets with our IndustryWeek and Business Finance online products generating the largest increases.

The $0.1 million, or 0.4%, increase in publishing revenues was primarily due to an increase in advertisements offset by lower subscription revenues and list rental revenues. Quarter-on-quarter revenue increases of $1.1 million were realized from magazines but were offset by revenues decreases of $1.0 million from special issues, card packs and print newsletters, as customers move their marketing dollars from print media to web-based marketing opportunities, and event marketing.

Nine Month Comparison

Total revenues decreased $0.8 million, or 0.5%, from $159.0 million for the nine months ended September 30, 2003 to $158.2 million for the same period in 2004. The decrease was due primarily to a decrease in publishing revenues of $4.0 million, or 3.5%, from $113.4 million for the nine months ended September 30, 2003 to $109.4 million for the same 2004 period. This decrease was partially offset by increases in online media revenues of $2.5 million, or 24.8%, from $10.3 million for the nine months ended September 30, 2003 to $12.8 million for the same 2004 period and an increase in trade show revenues of $0.7 million, or 2.1%, from $35.3 million for the nine months ended September 30, 2003 to $36.0 million for the same 2004 period.

The $4.0 million, or 3.5%, decrease in publishing revenues was due primarily to decreases in advertising revenues and revenues from subscriptions and list rentals. The two primary reasons for the decease in magazine revenues is the period-on-period decrease in our IT Media publications and the elimination of our Internet World magazine in June of 2003, which generated revenues of approximately $1.0 million in 2003.

The $2.5 million, or 24.8%, increase in online media revenues was primarily due to increases in sponsorship revenues for electronic newsletters, web seminars and online events. Period-on-period increases were realized by most of Penton's online media products, with the Windows IT Pro, IndustryWeek and Business Finance products generating the largest increases.

The $0.7 million, or 2.1%, increase in trade show and conference revenues for the nine months ended September 30, 2004 compared with the same prior year period was due primarily to an increase in sponsorship and attendee revenues offset by a decrease in exhibitor revenues from booth rentals. Increased trade show revenues were primarily due to: (i) the shift in timing of our UK Service Management Europe and UK Manufacturing shows from November of 2003 to September of 2004; (ii) the year-on-year results of a highly successful Natural Products Expo West show held in March 2004; (iii) the biannual Motion & Control event which was held in the UK in 2004; and (iv) the third quarter launch of our Effective IT and Engineering Green Buildings events. Revenues for the nine months ended September 30, 2004 do not include revenues from our Natural Products Expo East show because the event was held in October this year. Revenues for the nine months ended September 30, 2003 include this event because the show was held in September 2003.

A summary of revenues by product for the three and nine months ended September 30, 2004 are as follows:

                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                    2004             2003             2004            2003
                                                ------------      -----------      ------------   ------------
                                                                          (In thousands)
Publishing                                      $     37,328      $    37,187      $    109,383   $    113,389
Trade Shows & Conferences                             11,377           13,680            36,088         35,348
Online Media                                           4,138            3,252            12,775         10,240
                                                ------------      -----------      ------------   ------------
   Total Revenues                               $     52,843      $    54,119      $    158,246   $    158,977
                                                ============      ===========      ============   ============

Revenue trends within each segment are further detailed below in the segment discussion section.

EDITORIAL, PRODUCTION AND CIRCULATION

                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 2004      2003     CHANGE         2004     2003      CHANGE
                                                                 ----      ----     ------         ----     ----      ------
                                                                                      (Dollars in millions)
Editorial, production and circulation..........                $  24.2    $  23.5    3.1%        $  69.4   $  69.3     0.1%
Percent of revenues............................                   45.9%      43.4%                  43.8%     43.6%

Our editorial, production and circulation expenses include personnel costs, purchased editorial costs, exhibit hall costs, online media costs, postage charges, circulation qualification costs and paper costs. The increase in editorial, production and circulation expenses for the third quarter of 2004 compared with the third quarter of 2003 primarily reflect costs associated with our Leisure Industry Week and Computers in Manufacturing events, which were held in the fourth quarter of 2003 and the third quarter of 2004; costs associated with our biannual Motion & Control event which was in the third quarter of 2004; costs associated with the launch of our Effective IT and Engineering Green Buildings events held in the third quarter of 2004; and costs associated with an increase in the number of road shows held during the quarter. These cost increases were partially offset by the lack of costs associated with our Natural Products East show, which was held in the third quarter of 2003 and not until the fourth quarter of 2004; lower headcount and personnel-related costs; lower postage costs; and lower paper and printing costs. Expenses in 2003 include some costs attributable to unprofitable properties, which have been eliminated, particularly Internet World magazine. The increase in editorial, production and circulation expenses for the nine months ended September 30, 2004 compared with the same 2003 period are primarily due to the same factors as noted in the three-month comparison.

SELLING, GENERAL AND ADMINISTRATIVE

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                                2004       2003     CHANGE        2004      2003      CHANGE
                                                               -------    -------   ------       -------   -------    ------
                                                                                      (Dollars in millions)
Selling, general and administrative.........................   $  20.5    $  22.4   (8.2)%       $  69.2   $  68.6    0.8%
Percent of revenues.........................................      38.9%      41.3%                  43.7%     43.2%

Our selling, general and administrative ("SG&A") expenses include personnel costs, independent sales representative commissions, product marketing, and facility costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems, and communications. The decrease in SG&A expenses for the third quarter of 2004 compared with the third quarter of 2003 was due primarily to the shift in timing of our Natural Products Expo East event, as certain costs are deferred until the show is held; and restructuring efforts undertaken in 2003 and 2004, which have resulted in lower headcount and personnel-related costs and lower facility costs. The increase in SG&A expenses for the nine months ended September 30, 2004 compared with the period in 2003 was due primarily to a $2.7 million charge related to executive separation costs for Mr. Kemp, who left the Company on June 30, 2004; a signing bonus of $1.7 million paid to Mr. Nussbaum (net of the reversal of $1.1 million related to Mr. Nussbaum's executive loan); and $0.3 million in other executive-related separation costs. These additional costs were partially offset by the shift in our Natural Products Expo East event as noted above and restructuring efforts undertaken in 2003 and 2004.

IMPAIRMENT OF ASSETS

The Company completed its annual goodwill impairment review in accordance with Statement of Financial Accounting Standard ("SFAS") SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") as of September 30, 2004, which resulted in a non-cash charge of $37.8 million and reduced the carrying value of goodwill for two reporting units in our Technology segment and one reporting unit in our International segment. As a result of the impairment of goodwill for three of our seven reporting units, the Company also completed an assessment at September 30, 2004, of its other intangibles in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), and recorded a non-cash charge of $1.9 million. The 2004 goodwill impairment charge is primarily due to lower than expected future cash flows in two of our reporting units in our Technology segment and by lower than expected future cash flows in our International segment. Impaired long-lived assets in 2004 relate to exhibitor lists and advertising relationships in our Information Technology market due to lower than expected revenues and lower retention rates.

At September 30, 2003, the Company completed its annual SFAS 142 impairment review and recorded a non-cash charge of approximately $37.6 million to reduce the carrying value of goodwill for two reporting units in our Technology Media segment and one reporting unit in our Retail segment. The Company also completed an assessment at September 30, 2003, in accordance with SFAS 144, and recorded a non-cash charge of $8.2 million.

RESTRUCTURING AND OTHER CHARGES

                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                                2004       2003     CHANGE        2004      2003      CHANGE
                                                               -------    -------   ------       -------   -------    ------
                                                                                      (Dollars in millions)
Restructuring and other charges.............................   $   1.5    $   1.5     - %        $   5.8   $   3.3    75.3%
Percent of revenues.........................................       2.8%       2.8%                   3.7%      2.1%

Commencing in 2001 and continuing through the third quarter of 2004, we implemented a number of cost reduction initiatives to improve our operating cost structure. For a more detailed discussion of activity under our restructuring plans, see Note 14 - Business Restructuring Charges of the notes to consolidated financial statements.

2004 RESTRUCTURING PLAN

In 2004, the Company restructured its operations by flattening its organizational structure as well as implementing other cost savings strategies. The Company recorded restructuring charges of $4.7 million and adjustments of $1.1 million in the first nine months of 2004. These charges are primarily associated with the elimination of 58 positions, including several executive positions, primarily in the United States. As of September 30, 2004, the elimination of 55 positions and payments of $3.3 million had been completed. Adjustments of $1.1 million were made to reflect a new sublease with rates lower than what had been originally estimated and the settlement of a disputed contract in excess of what had originally been expected.

SUMMARY OF RESTRUCTURING ACTIVITIES

The following table summarizes all of the Company's restructuring activity through September 30, 2004 (in thousands):

                                             SEVERANCE
                                             AND OTHER           FACILITY         OTHER
                                          PERSONNEL COSTS      CLOSING COSTS    EXIT COSTS        TOTAL
                                          ---------------      -------------    ----------     ----------
Charges                                   $         6,774      $       8,669    $   4,364      $   19,807
Adjustments                                           (23)                 -         (994)         (1,017)
Cash payments                                      (4,468)              (267)      (2,423)         (7,158)
                                          ---------------      -------------    ---------      ----------
     Accrual at December 31, 2001                   2,283              8,402          947          11,632
Charges                                            10,344              3,421        1,648          15,413
Adjustments                                            65              1,246         (363)            948
Cash payments                                      (7,569)            (2,283)      (1,217)        (11,069)
                                          ---------------      -------------    ---------      ----------
     Accrual at December 31, 2002                   5,123             10,786        1,015          16,924
Charges                                             2,548              1,505          661           4,714
Adjustments                                           (18)               (17)         (10)            (45)
Cash payments                                      (6,044)            (3,273)        (965)        (10,282)
                                          ---------------      -------------    ---------      ----------
     Accrual at December 31, 2003                   1,609              9,001          701          11,311
Charges                                             4,612                  -          127           4,739
Adjustments                                           182                673          222           1,077
Cash payments                                      (4,727)            (2,022)        (843)         (7,592)
                                          ---------------      -------------    ---------      ----------
     Accrual at September 30, 2004        $         1,676      $       7,652    $     207      $    9,535
                                          ===============      =============    =========      ==========

At September 30, 2004, the Company had an accrued restructuring balance of $9.5 million. We expect to make cash payments through the remainder of 2004 of approximately $1.3 million, comprised of $0.8 million for employee separation costs, $0.4 million for lease obligations and $0.1 million for other contractual obligations. The balance of severance and other exit costs will be paid through 2007, and the balance of facility costs, primarily long-term leases, is expected to be paid through the end of the respective lease terms, which extend through 2013. Amounts due within one year of approximately $3.2 million and

$3.7 million at September 30, 2004 and December 31, 2003, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $6.4 million and $7.6 million at September 30, 2004 and December 31, 2003, respectively, are included in other non-current liabilities on the consolidated balance sheets.

The Company expects to realize sufficient savings from its 2004 restructuring efforts to recover the employee termination costs by July 31, 2005. Savings from terminations of contracts and lease costs will be realized over the estimated lives of the contracts or leases.

OTHER INCOME (EXPENSE)

Other income (expense) consists of the following:

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 2004      2003     CHANGE         2004     2003      CHANGE
                                                                 ----      ----     ------         ----     ----      ------
                                                                                          (In millions)
Interest expense............................................   $  (9.7)   $(10.5)   (7.5)%       $ (28.5)  $(30.2)     (5.7)%
Interest income.............................................   $   0.1    $  0.1       - %       $   0.2   $  0.3     (35.1)%
Other, net..................................................   $   0.1    $    -     n/m         $   0.1   $ (0.3)      n/m

Included in interest expense for the three months ended September 30, 2003 is approximately $1.0 million related to the write-off of unamortized financing fees associated with the replacement of our senior secured credit facility in August 2003 with a new four-year loan agreement. Included in interest expense for the nine months ended September 30, 2003 is an additional $0.9 million related to the write-off of unamortized financing fees associated with the commitment reduction of our credit facility revolver in January 2003 from $40.0 million to $20.1 million.

EFFECTIVE TAX RATES

The Company realized a tax benefit for the three and nine months ended September 30, 2004 related to the reversal of approximately $1.0 million of contingent liabilities for which the statutes of limitations have expired partially offset by a provision for state taxes. Additionally, the tax benefit recognized for the nine months ended September 30, 2004 was further offset by the valuation allowance noted above. The tax benefit realized for the three and nine months ended September 30, 2003 relates to foreign subsidiaries, which were partially offset by a provision for state taxes.

DISCONTINUED OPERATIONS

Discontinued operations in 2003 include the results of PM Australia, which was sold in December 2002, and the results of Professional Trade Shows ("PTS"), which was sold in January 2003. PM Australia was part of our Technology segment, and PTS was part of our Industry segment.

The $0.8 million of income recognized in 2003 was primarily due to a gain of approximately $1.4 million associated with the sale of PTS, offset by one month of operations for PTS, and settlement costs for certain pending lawsuits related to PM Australia.

SEGMENTS

Mr. Nussbaum is now Penton's chief operating decision maker. Mr. Nussbaum and the executive team assess and manage the Company's operations differently than the prior management team resulting in a change in the Company's reportable segments effective in the third quarter of 2004. As a result of this change in reportable segments, all prior periods have been recast to conform with the new segment format.

The Company's newly designated segments include: Industry, Technology, Lifestyle, Retail and International. The results of these newly established segments will, consistent with past practice, be regularly reviewed by the Company's chief operating decision maker and the executive team to determine how resources will be allocated to each segment and to assess the performance of each segment. The segments derive their revenues from publications, trade shows and conferences, and online media products.

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

Financial information by segment for the three months ended September 30, 2004 and 2003, is summarized as follows (in thousands):

                                                                              ADJUSTED              ADJUSTED SEGMENT
                                             REVENUES                      SEGMENT EBITDA            EBITDA MARGIN
                                       2004            2003              2004         2003           2004       2003
                                    -----------     ----------        ----------   -----------      ------      ----
Industry                            $    20,772     $   19,374            6,378    $     5,224        30.7%     27.0%
Technology                               14,101         14,272            2,425          1,887        17.2%     13.2%
Lifestyle                                 3,914         10,340             (424)         4,507       (10.8)%    43.6%
Retail                                    5,751          5,057            1,920          1,524        33.4%     30.1%
International                             8,305          5,076            1,802            628        21.7%     12.4%
                                    -----------     ----------        ---------    -----------
Total                               $    52,843     $   54,119           12,101    $    13,770
                                    ===========     ==========        =========    ===========

Financial information by segment for the nine months ended September 30, 2004 and 2003, is summarized as follows (in thousands):

                                                                              ADJUSTED              ADJUSTED SEGMENT
                                             REVENUES                      SEGMENT EBITDA             EBITDA MARGIN
                                        2004            2003             2004           2003         2004      2003
                                        ----            ----             ----           ----         ----      ----
Industry                            $    57,205     $   57,059        $   16,350   $    15,792       28.6%     27.7%
Technology                               44,563         46,467             7,545         6,651       16.9%     14.3%
Lifestyle                                25,022         28,751             9,669        12,526       38.6%     43.6%
Retail                                   16,412         15,510             4,526         4,522       27.6%     29.2%
International                            15,044         11,190               726          (441)       4.8%     (3.9)%
                                    -----------     ----------        ----------   -----------
Total                               $   158,246     $  158,977        $   38,816   $    39,050
                                    ===========     ==========        ==========   ===========

INDUSTRY

Three Months

Our Industry segment, which represented 39.3% and 35.8% of total Company revenues for the three months ended September 30, 2004 and 2003, respectively, serves customers in the manufacturing, design/engineering, construction, government/compliance and supply/logistics industries. For the three months ended September 30, 2004 and 2003, respectively, 88.4% and 91.0% of this segment's revenues were generated from publishing operations, 7.3% and 6.4% from trade shows and conferences, and 4.3% and 2.6% from online media products.

Revenues for this segment increased $1.4 million, or 7.2%, from $19.4 million for the three months ended September 30, 2003 to $20.8 million for the same period in 2004. This increase was due primarily to higher publishing revenues of $0.7 million, higher conference revenues of $0.3 million and higher online media revenues of $0.4 million. The increase in publishing revenues was primarily attributable to a $1.3 million improvement in our manufacturing group, from magazines such as American Machinist and IndustryWeek. This improvement in publishing revenues was partially offset by lower revenues attributed to our government/compliance products and slightly lower publishing revenues from our construction unit. The increase in trade show and conference revenues was primarily due to the July 2004 launch of our Engineering Green Buildings conference and a year-over-year increase in our Comfortech HVAC conference. The increase in online media revenues was primarily from quarter-over-quarter improvements in our manufacturing and government/compliance group websites.

Adjusted segment EBITDA for our Industry portfolio increased $1.2 million, or 22.1%, from $5.2 million for the three months ended September 30, 2003 to $6.4 million for the same period in 2004. Industry publications increased $0.6 million, while trade shows and conferences improved $0.3 million and online media improved $0.3 million. The increase in adjusted segment EBITDA margins was due primarily to higher revenues and cost reduction efforts undertaken.

Nine Months

Our Industry segment represented 36.1% and 35.9% of total Company revenues for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, and 2003, respectively, 92.6% and 94.5% of this segment's revenues were generated from publishing operations, 3.3% and 2.7% from trade shows and conferences, and 4.1% and 2.8% from online media products.

Revenues for this segment increased $0.1 million, or 0.3%, from $57.1 million for the nine months ended September 30, 2003 to $57.2 million for the same period in 2004. The increase was due primarily to higher trade show and conference revenues of $0.4 million and higher online media revenues of $0.7 million partially offset by lower publishing revenues and ancillary revenues of $1.0 million. The increase in trade show and conferences revenues was attributed to our Comfortech HVAC conference which showed a 25.9% year-on-year revenue increase, and the launch of our Engineering Green Buildings conference in July 2004 and our IW Smart Manufacturing conference in June 2004 which attributed an additional $0.5 million in revenues in 2004. The increase in online media revenues was primarily from year-over-year improvements in our manufacturing, government/compliance and design engineering group websites. Lower publishing revenues were primarily due to lower advertising revenues from our government/compliance group.

Adjusted segment EBITDA for our Industry portfolio increased $0.6 million, or 3.5%, from $15.8 million for the nine months ended September 30, 2003 to $16.4 million for the same period in 2004. This increase is due to our trade shows and conferences, which increased $0.4 million and our online media products which increased by $0.6 million. These increases were partially offset by a decrease of $0.4 million in publishing. The increase in adjusted segment EBITDA margins was due primarily to cost reduction efforts undertaken.

TECHNOLOGY

Three Months

Our Technology segment, which represented 26.7% and 26.4% of total Company revenues for the three months ended September 30, 2004 and 2003, respectively, serves customers in the business technology, aviation, enterprise information technology and electronics industries. For the three months ended September 30, 2004 and 2003, respectively, 70.5% and 75.9% of this segment's revenues were generated from publishing operations, 9.9% and 7.5% from trade shows and conferences, and 19.6% and 16.6% from online media products.

Revenues for this segment decreased $0.2 million, or 1.2%, from $14.3 million for the three months ended September 30, 2003 to $14.1 million for the same period in 2004. The decrease was due primarily to lower publishing revenues of $0.9 million, partially offset by higher trade show revenues of $0.3 million and higher online media revenues of $0.4 million. The decrease in publishing revenues was primarily the result of lower revenues from our IT Media publications, slightly lower revenues from our aviation magazines and the elimination of over $0.1 million in revenues related to our Internet World magazine, which was shut-down in 2003. These declines were partially offset by improvements in our electronics industry publications. Higher trade show revenues were attributable to quarter-over-quarter increases in revenues generated from our Windows road show events held during the quarter. The increase in online media revenues was primarily attributable to strong eMedia performance in our electronics group.

Adjusted segment EBITDA for our Technology portfolio increased $0.5 million, or 28.5%, from $1.9 million for the three months ended September 30, 2003 to $2.4 million for the same period in 2004. The increase was attributable to online media of $0.5 million and trade shows and conferences of $0.3 million. These improvements were partially offset by a decline of $0.3 million in the segment's publications. The increase in adjusted segment EBITDA margins was due primarily to cost reduction efforts undertaken.

Nine Months

Our Technology segment represented 28.2% and 29.2% of total Company revenues for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, respectively, 65.8% and 72.1% of this segment's revenues were generated from publishing operations, 13.9% and 11.7% from trade shows and conferences, and 20.3% and 16.2% from online media products.

Revenues for this segment decreased $1.9 million, or 4.1%, from $46.5 million for the nine months ended September 30, 2003 to $44.6 million for the same period in 2004. The decrease was due primarily to lower publishing revenues of $4.2 million, offset by higher online media revenues of $1.5 million and higher trade show revenues of $0.8 million. The decrease in the segment's publishing revenues was due partially to the elimination of over $1.0 million in revenues related to our Internet World magazine, which was shut down in 2003, and declines in our IT Media publications. The increase in online media revenues was due to year-over-year improvements in most of our web sites, increased revenues from sponsorships of our electronic newsletters, and increased revenues from sponsorships of web seminars. The increase in trade show revenues was primarily due to an increase of nearly 87% in Windows road show revenues in 2004 compared with 2003. Trade show revenues in 2003 included revenues of $0.4 million from our IW Spring show and $0.2 million from our Military Electronics event, neither of which were held in 2004.

Adjusted segment EBITDA for our Technology portfolio increased $0.9 million, or 13.4%, from $6.6 million for the nine months ended September 30, 2003 to $7.5 million for the same period in 2004. The increase was attributable to online media of $1.4 million and trade shows and conferences of $0.8 million. These improvements were partially offset by a decline of $1.7 million in the segment's publications. The increase in adjusted segment EBITDA margins was due to cost reduction efforts undertaken.

LIFESTYLE

Three Months

Our Lifestyle segment, which represented 7.4% and 19.1% of total Company revenues for the three months ended September 30, 2004 and 2003, respectively, serves customers in the natural products industry. For the three months ended September 30, 2004 and 2003, respectively, 82.7% and 29.2% of this segment's revenues were generated from publishing and 17.1% and 70.8% from trade shows and conferences. Segment revenues from online media products for the three months ended September 30, 2004 generated 0.2%.

Revenues for this segment decreased $6.4 million, or 62.1%, from $10.3 million for the three months ended September 30, 2003 to $3.9 million for the same period in 2004. Trade shows and conferences accounted for $6.6 million of this decrease, offset slightly by an increase in publishing revenues of $0.2 million. The sharp decline in trade show and conference revenues was due to the shift in timing of our Natural Products Expo East event, which was held in the third quarter of 2003 but moved to the fourth quarter of 2004.

Adjusted segment EBITDA for the Lifestyle segment decreased $4.9 million, or 109.4%, from $4.5 million for the three months ended September 30, 2003 to a loss of $0.4 million for the same period in 2004. Trade shows and conferences accounted for all of this decline due to the shift in timing of the Natural Products Expo East event as noted above.

Nine Months

Our Lifestyle segment represented 15.8% and 18.1% of total Company revenues for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, respectively, 38.0% and 30.3% of this segment's revenues were generated from publishing and 61.9% and 69.7% from trade shows and conferences. Segment revenues from online media products for the nine months ended September 30, 2004 generated 0.1%.

Revenues for this segment decreased $3.8 million, or 13.0%, from $28.8 million for the nine months ended September 30, 2003 to $25.0 million for the same period in 2004. Trade shows and conferences accounted for $4.6 million of the decrease, offset by improvements in publishing revenues of $0.8 million. The decline in our lifestyle segment was primarily due to the shift in timing of our Natural Products Expo East event, which was held in the third quarter of 2003 but moved to the fourth quarter of 2004. This decline was partially offset by a 19.3% year-over-year improvement in revenues from our Natural Products Expo West show, which was held in March 2004, and improvements in our publishing revenues primarily from Delicious Living and The Natural Foods Merchandiser magazines.

Adjusted segment EBITDA for the Lifestyle segment decreased $2.9 million, or 22.8%, from $12.5 million for the nine months ended September 30, 2003 to $9.7 million for the same period in 2004. Trade shows and conferences accounted for $3.6 million of the decrease offset by a $0.5 million improvement in publishing adjusted EBITDA.

RETAIL

Three Months

Our Retail segment, which represented 10.9% and 9.3% of total Company revenues for the three months ended September 30, 2004 and 2003, respectively, serves customers in the food/retail and hospitality industries. For the three months ended September 30, 2004 and 2003, respectively, 93.2% and 90.9% of this segment's revenues were generated from publishing, 5.2% and 7.1% from trade shows and conferences, and 1.6% and 2.0% from online media products.

Revenues for this segment increased $0.7 million, or 13.7%, from $5.1 million for the three months ended September 30, 2003, to $5.8 million for the same period in 2004. This increase was due primarily to quarter-over-quarter revenue improvements in our Restaurant Hospitality and Lodging Hospitality magazines. Trade show and conference revenues and online media revenues were flat with third quarter 2003 levels.

Adjusted segment EBITDA for the Retail segment increased $0.4 million, or 26.0%, from $1.5 million for the three months ended September 30, 2003 to $1.9 million for the same period in 2004. The increase was due primarily to the revenue increases noted above.

Nine Months

Our Retail segment represented 10.4% and 9.8% of total Company revenues for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, respectively, 92.7% and 90.1% of this segment's revenues were generated from publishing, 5.8% and 7.9% from trade shows and conferences, and 1.5% and 2.0% from online media products.

Revenues for this segment increased $0.9 million, or 5.8%, from $15.5 million for the nine months ended September 30, 2003 to $16.4 million for the same period in 2004. The increase was due primarily to year-over-year revenue improvements in our Restaurant Hospitality, Lodging Hospitality and Baking Management magazines offset by lower year-on-year revenues from our Convenience Store Decision magazine, slightly lower trade show and conference revenues, and a modest decline in online media revenues.

Adjusted segment EBITDA for the Retail segment remained flat for the nine months ended September 30, 2003 compared with the same period in 2004. Although EBITDA for publications increased by $0.9 million due to revenue increases noted above, these improvements were offset by a slight decrease from trade show and conferences and higher overhead costs.

INTERNATIONAL

Three Months

Our International segment, which consists of our European and German operations, represented 15.7% and 9.4% of total Company revenues for the three months ended September 30, 2004 and 2003, respectively. These operations primarily serve customers in the manufacturing, leisure and technology industries. For the three months ended September 30, 2004 and 2003, respectively, 5.3% and 21.8% of this segment's revenues were generated from publishing, 90.2% and 72.8% from trade shows and conferences, and 4.5% and 5.4% from online media products.

Revenues for this segment increased $3.2 million, or 63.6%, from $5.1 million for the three months ended September 30, 2003, to $8.3 million for the same period in 2004. This increase was due primarily to the shift in timing of our Service Management Europe and Manufacturing trade shows from the fourth quarter in 2003 to the third quarter in 2004. Also contributing to the increase was our biannual Motion & Control event, which took place in the quarter, and our launch of the Effective IT event in the quarter.

Adjusted segment EBITDA for the International segment increased $1.2 million, or 186.9%, from $0.6 million for the three months ended September 30, 2003 to $1.8 million for the same period in 2004. The increase was due primarily to the increase in revenues noted above.

Nine Months

Our International segment represented 9.5% and 7.0% of total Company revenues for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, respectively, 15.8% and 29.2% of this segment's revenues were generated from publishing, 76.7% and 63.8% from trade shows and conferences, and 7.5% and 7.0% from online media products.

Revenues for this segment increased $3.9 million, or 34.4%, from $11.2 million for the nine months ended September 30, 2003 to $15.0 million for the same period in 2004. The increase was primarily due to an increase in trade shows revenues of $4.4 million and an increase in online media revenues of $0.4 million. These increases were partially offset by a decline in publishing revenues of $0.9 million. The increase in trade show revenues was due primarily to the shift in timing of our Service Management Europe and Manufacturing trade shows from the fourth quarter in 2003 to the third quarter in 2004. Also contributing to the increase was our biannual Motion & Control event, which was held in 2004, and the launch of our Effective IT event in 2004. The increase in online revenues is due primarily to the launch of our Service Management Online 365 virtual event in 2004. The decrease in publishing was due primarily to our German operations, which discontinued a number of magazines in 2003.

Adjusted segment EBITDA for the International segment increased $1.2 million, or 264.6%, from a loss of $0.4 million for the nine months ended September 30, 2003 to $0.7 million for the same period in 2004. The increase was due primarily to the increase in revenues noted above.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT LIQUIDITY

At September 30, 2004, our principal sources of liquidity are our existing cash reserves of $17.3 million and available borrowing capacity under our credit facility of $39.7 million.

Our primary fourth quarter 2004 cash needs will be for working capital, debt service, capital expenditures, and business restructuring charges. Cash payments expected to be made in the fourth quarter of 2004 include: debt service charges of $18.5 million; capital expenditures of approximately $0.4 million; restructuring related payments of $1.3 million and a contribution of $0.6 million to our Retirement and Savings Plan.

We have no principal repayment requirements until maturity of our Secured Notes in October 2007. In addition, we have no bank debt and no maintenance covenants on our existing bond debt.

We believe that our existing sources of liquidity, our available credit facility of $39.7 million, and revenues expected to be generated from operations, will be sufficient to fund our operations, anticipated capital expenditures, working capital, and other financing requirements. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both, to remain in business. Our ability to meet cash operating requirements depends upon our future performance, which is subject to general economic conditions and to financial, competitive, business, and other factors. The Company's ability to return to sustained profitability at acceptable levels will depend on a number of risk factors, many of which are largely beyond the Company's control. If we are unable to meet our debt obligations or fund our other liquidity needs, particularly if the revenue environment does not substantially improve, we may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities. We cannot assure you that such additional financing will be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants issued, including the conversion price, dividend, and liquidation adjustment provisions, could result in substantial dilution to common stockholders. The redemption price premiums and board representation rights could negatively impact our ability to access the equity markets in the future.

The Company has implemented, and continues to implement, various cost-cutting programs and cash conservation plans, which involve the limitation of capital expenditures and the control of working capital.

ANALYSIS OF CASH FLOWS

Penton's total cash and cash equivalents was $17.3 million at September 30, 2004, compared with $29.6 million at December 31, 2003. Cash used for operating activities was $10.0 million for the nine months ended September 30, 2004, compared with cash provided by operating activities of $39.1 million for the same period in 2003. Operating cash flows for the nine months ended September 30, 2004, reflected a net loss of $63.8 million and a net decrease in working capital items of approximately $0.9 million, offset by non-cash charges (primarily impairment of assets, depreciation and amortization and restructuring charges) of approximately $54.7 million. Operating cash flows for the nine months ended September 30, 2003, reflected a net loss of $75.8 million, offset by a net increase in working capital items of approximately $43.2 million and non-cash charges (primarily impairment of assets, depreciation and amortization and provision for loan impairment) of approximately $71.8 million.

The decrease in operating cash flows for the nine months ended September 30, 2004, compared with the same 2003 period was due primarily to the tax refund received in January 2003 of approximately $52.7 million.

Investing activities used $2.0 million of cash for the nine months ended September 30, 2004 primarily for capital expenditures. Investing activities provided $2.6 million of cash for the nine months ended September 30, 2003, primarily from proceeds of $3.3 million from the sale of PTS in January 2003 and net proceeds of $1.7 million received on notes receivable offset by capital expenditures of $2.3 million.

Financing activities used $0.4 million of cash for the nine months ended September 30, 2004 primarily due to an increase in restricted cash and decrease in book overdrafts. Financing activities used $6.5 million of cash for the nine months ended September 30, 2003, due primarily to the repayment of $4.5 million on our senior secured credit facility, the payment of finance fees, and the payoff of a note payable of $0.4 million. These uses were partially offset by proceeds of approximately $0.3 million from the repayment of an officers loan and a decrease in restricted cash.

RISK FACTORS

Management's concerns remain consistent with and should be read in conjunction with the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 - Basis of Presentation of the notes to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets

The Company completed its annual SFAS 142 impairment review at September 30, 2004. This review resulted in a non-cash impairment charge of approximately $37.8 million to reduce the carrying value of goodwill for three reporting units, which are part of our Technology and International segments.

The Company's SFAS 142 evaluations were performed by the Company with the assistance of a third party valuation firm, utilizing assumptions and projections we believe to be reasonable and supportable, and that reflect management's best estimate of projected future cash flows. Considerable judgment was required in selecting discount rates, allocating goodwill to new reporting units, developing cash flow projections and developing balance sheets for each reporting unit. Slight changes in any of these assumptions could create a material impact on the impairment charge recorded by the Company.

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

During the nine months ended September 30, 2004, there were no other significant new critical accounting policies or estimates.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our long-term debt consists of senior notes with interest at fixed rates. Consequently, we do not have significant interest rate risk exposure related to our long-term debt. However, the fair value of our senior notes fluctuates with the market, as they are publicly traded. At September 30, 2004, the fair value of the Subordinated Notes and the Secured Notes was $80.5 million and $151.2 million, respectively, compared to $116.8 million and $153.0 million, respectively, at December 31, 2003. The fair value of the notes is determined by the price investors are willing to pay in the open market. We currently do not manage the fair value risk related to our senior notes.

The table below provides information about the expected cash flows associated with our long-term debt obligations and their fair value at September 30, 2004 (in thousands):

                                                            EXPECTED MATURITY DATE
                                                      FOR THE YEARS ENDED DECEMBER 31,
                                   ------------------------------------------------------------------
                                                                                                            FAIR
                                    2004       2005       2006        2007        2011        TOTAL         VALUE
                                   ------     ------     ------     --------    --------     --------      --------
Long-Term Debt:
   Senior Subordinated Notes            -          -          -            -    $175,000     $175,000      $ 80,500
   Interest rate                   10-3/8%    10-3/8%    10-3/8%      10-3/8%     10-3/8%      10-3/8%
   Senior Secured Notes                 -          -          -     $157,500           -     $157,500      $151,200
   Interest rate                   11-7/8%    11-7/8%    11-7/8%      11-7/8%     11-7/8%      11-7/8%

During the nine months ended September 30, 2004, there were no other significant changes related to the Company's market risk exposure.

ITEM  4. CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that Penton's disclosure controls and procedures were adequate and effective as of September 30, 2004 to ensure that material information relating to Penton would be made known to them by others within Penton, particularly during the period in which this Form 10-Q was being prepared. During the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

In July 2004, the Federal District Court in the Southern District of New York approved the settlement between the former stockholders of Mecklermedia and the Company. The class settlement, which amounted to $7.0 million, was paid entirely by insurance proceeds.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information with respect to changes in our common stock made during the nine months ended September 30, 2004.

                                                                                                     MAXIMUM NUMBER
                              TOTAL NUMBER                               TOTAL NUMBER OF           OF SHARES THAT MAY
                                OF SHARES           AVERAGE PRICE       SHARES PURCHASED            YET BE PURCHASED
PERIOD                          PURCHASED          PAID PER SHARE        UNDER A PROGRAM             UNDER A PROGRAM
--------------------          ------------         --------------       ----------------           ------------------
January 1-31, 2004                       -                      -                      -                            -
February 1-29, 2004                      -                      -                      -                            -
March 1-31, 2004                         -                      -                      -                            -
April 1-30, 2004                         -                      -                      -                            -
May 1-31, 2004                           -                      -                      -                            -
June 1-30, 2004                    288,710(1)      $         0.46                      -                            -
July 1-31, 2004                          -                      -                      -                            -
August 1-31, 2004                        -                      -                      -                            -
September 1-30, 2004                     -                      -                      -                            -
                              ------------         --------------       ----------------           ------------------
Total                              288,710         $         0.46                      -                            -
                              ============         ==============       ================           ==================

(1) On June 24, 2004, one executive delivered 288,710 shares to the Company to pay down a portion of his executive loan.

ITEM  6. EXHIBITS

         (a)

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

Date: November 15, 2004

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