Form 10-K
period 2004-12-31
PENTON MEDIA INC
filed 2005-04-15
CIK 1062441

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

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     The aggregate market value of common stock held by non-affiliates of Penton Media, Inc., computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2004, at a closing price of $0.41 per share, was approximately $8,912,537. Shares of common stock held by each officer and director, their respective spouses, and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 AS OF MARCH 31, 2005 34,487,872 SHARES OF PENTON MEDIA, INC. COMMON STOCK WERE
                                  OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PENTON MEDIA, INC.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                PART I
Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                               PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Repurchases of Equity Securities
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Item 8.   Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.  Controls and Procedures
Item 9B.  Other Information

                               PART III
Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters
Item 13.  Certain Relationships and Related Transactions
Item 14.  Principal Accounting Fees and Services

                               PART IV
Item 15.  Exhibits and Financial Statement Schedules
Signatures
Schedule II -- Valuation and Qualifying Accounts

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Penton Media is a diversified business-to-business ("b-to-b") media company. We provide media products that deliver proprietary business information to owners, operators, managers and professionals in the industries we serve. Through these products, we offer industry suppliers multiple ways to reach their customers and prospects as part of their sales and marketing efforts. We publish 43 specialized trade magazines, produce 35 trade shows and conferences, and provide Web sites, electronic newsletters, Web conferences and other Web-based media products.

     In June 2004, the Company appointed David B. Nussbaum as Chief Executive Officer ("CEO"). Mr. Nussbaum is now Penton's chief operating decision maker. After reviewing the Company's operations, Mr. Nussbaum and the executive team implemented a change in the Company's reportable segments effective in the third quarter of 2004 to conform with the way the Company's businesses are now assessed and managed. The Company is structured along segment and industry lines rather than by product lines. This enables us to promote our related group of products, including publications, trade shows and conferences, and online media products, to our customers. As a result of this change in reportable segments, all prior periods were recast to conform with the new segment format. Our five principal segments and the industries they serve are as follows:


           INDUSTRY                                 TECHNOLOGY
           Manufacturing                            Business Technology
           Design/Engineering                       Aviation
           Mechanical Systems/Construction          Enterprise Information Technology
           Government/Compliance                    Electronics
           LIFESTYLE                                RETAIL
           Natural Products                         Food/Retail
           INTERNATIONAL                            Hospitality
           United Kingdom

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

RECENT DEVELOPMENTS

RESTATEMENT OF FINANCIAL STATEMENTS

     On March 24, 2005, the Company's management concluded that the Company's previously issued consolidated financial statements should be restated to increase income tax expense to correct the computation of our valuation allowance for deferred tax assets. Management reached this conclusion following a comprehensive review of the Company's deferred tax assets and deferred tax liabilities. The Company determined that certain deferred tax liabilities had been incorrectly offset against its deferred tax assets. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," taxable temporary differences related to indefinite-lived intangible assets or tax-deductible goodwill (for which reversal cannot be anticipated) should not be offset against deductible temporary differences for other indefinite-lived intangible assets or tax-deductible goodwill when scheduling reversals of temporary differences.

     The Company evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin 99, "Materiality" ("SAB 99") and concluded that the cumulative effects of the corrections were material to its annual consolidated financial statements for 2004, 2003 and 2002 and the related quarterly consolidated financial statements for such periods. As a result, the Company concluded that it will restate its previously issued consolidated financial statements to recognize the impact of the correction, as well as other accounting adjustments that were deemed in earlier periods to be immaterial.

     These financial statements have been restated to reflect adjustments to the Company's previously reported financial information on Form 10-K for the years ended December 31, 2003 and 2002. The Company's 2004 and 2003 quarterly financial information also has been restated to reflect adjustments to the Company's previously reported financial information on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. As a result of the restatement, the Company identified adjustments through the filing date of this Form 10-K that were required to be recorded which increased previously reported stockholders' deficit at December 31, 2003 and September 30, 2004 by $15.4 million and $17.1 million (unaudited), respectively. For additional information on the restatement, see Note 2 -- Restatement, in the notes to consolidated financial statements included herein.

     The Company will restate the quarterly periods ended March 31, 2004, June 30, 2004, and September 30, 2004 on Forms 10-Q/A to be filed as expeditiously as possible.

SENIOR SUBORDINATED NOTES REPURCHASE

     In February 2005, the Company repurchased $5.5 million par value of its 10 3/8% senior subordinated notes ("Subordinated Notes") for a total of $3.9 million, including $0.1 million of accrued interest, using excess cash on hand. These notes were purchased in the open market and were trading at 69% of their par value at the time of purchase. The repurchase resulted in a gain of approximately $1.6 million, which will be recognized in the first quarter of 2005.

LOAN AND SECURITY AGREEMENT

     On March 30, 2005, the Company received an extension until May 15, 2005 to deliver its annual audited financial statements to its Lender Group. The terms of our Loan and Security Agreement require us to provide annual audited financial statements within 90 days of the end of our fiscal year.

     On April 1, 2005, the Company borrowed $6.0 million under the Company's Loan and Security Agreement. The proceeds were used to pay the interest due on April 1 under the Company's 11 7/8% senior secured notes ("Secured Notes").

SALE OF PROPERTIES

     In December 2004, the Company completed the sale of 70% of its interest in Penton Media Germany ("PM Germany"), a consolidated subsidiary, to Neue Medien Ulm Holdings GmbH ("Neue Medien") for $0.8 million in cash, resulting in a loss of approximately $0.9 million classified in loss (gain) on sale of properties, on the accompanying consolidated statements of operations. The Company retains a 15% interest in PM Germany, which includes a call/put option. The Company accounts for its investment using the cost method, as the Company does not exercise significant influence.

FORWARD-LOOKING INFORMATION (SAFE HARBOR STATEMENT)

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

OUR INDUSTRY

     The b-to-b media industry provides information in various formats to targeted business and professional audiences. B-to-b media include print products such as magazines and newsletters; in-person media such as trade shows and conferences; and online media, such as Web sites, Web conferences, electronic newsletters, and electronic books.

     Through b-to-b media, marketers can reach targeted business and professional audiences whose responsibilities include the buying or specifying of products and services for their business organizations. Marketing opportunities include advertising in specialized business magazines; exhibiting at or sponsoring trade shows and conferences; sponsorship of digital media and highly customized media products; and the strategic use of products related to core media products, such as direct marketing mailing and e-mail lists, article reprints and electronic reuse of content; and exclusive market intelligence and data.

     The b-to-b media industry suffered significant declines in 2001 and 2002 as the weak economy, disappointing corporate profits and the lingering effects of geopolitical events pressured many companies to reduce costs, including marketing spending.

     As the economy strengthened in 2003 and 2004 and companies gained confidence in their business results and re-engaged in marketing investment, b-to-b media experienced growth, albeit modest. Advertising pages in U.S. b-to-b magazines grew 1.4%, and advertising spending in b-to-b magazines grew by 3.8% in 2004, according to the Business Information Network ("BIN"). Net square footage of exhibit space at trade shows held in North America grew by 1.5%, the number of exhibiting companies expanded 1.6%, and attendance grew by 2.7%, according to Tradeshow Week magazine. Many b-to-b media companies also experienced significant growth in their online media product lines, as marketers continued a trend of allocating increased spending to a wide range of Web-based opportunities.

     U.S. spending in b-to-b magazines and trade shows is projected to grow at a compounded annual growth rate of 4.0% in the period 2003 to 2008, according to the July 2004 Veronis Suhler Stevenson Media Merchant Bank's Communications Industry Forecast & Report.

THE PENTON BUSINESS MODEL

     Penton's strategic goal is to be the leading provider of integrated media and marketing solutions in the target markets we serve.

     Our business is organized along segment and industry lines, rather than product lines. This business model allows our staff to develop deeper market knowledge and experience that benefits our customers through our ability to develop and produce the most relevant and timely information products, and our ability to provide marketing counsel and services to marketers that reflect the most current market conditions, trends and opportunities.

     Operating in a market-focused manner also allows us to cross-promote our related groups of publications, trade shows and conferences, online media, and custom media solutions to our customers. This enables our customers to utilize multiple complimentary channels for delivering their marketing message to their best sales prospects and provides us with the opportunity to capture a larger share of our customers' total marketing expenditure.

IN PRINT: PUBLICATIONS

     We publish specialized trade magazines in the United States. Of our 33 magazines that are audited by a third-party service, 25 magazines, or 76%, hold the number-one or number-two market share position in their target markets, based on the number of advertising pages. Our publications are recognized for the quality of their editorial content; since 1990, our magazines have won more than 880 editorial awards.

     We publish 43 trade magazines that are published six times or more per year. These titles have a combined circulation of about 3.0 million subscribers. Our magazines generate revenues primarily from the sale of advertising space and are primarily distributed through controlled circulation free of charge to qualified subscribers in our target industries. Subscribers to controlled-circulation publications qualify to receive our trade magazines by verifying, among other things, their responsibility for specific job functions, including purchasing authority. We survey our magazine subscribers annually to verify their continuing qualification.

     BPA Worldwide, an independent auditor of magazine circulation, audits circulation information for the majority of our publications each year. These audits verify that we have accurately identified the number and job responsibilities of qualified subscribers and that those subscribers are eligible to receive the relevant publication according to our established criteria.

     Each of our publications has its own advertising sales team and rate structure. Some advertisers may qualify for discounts based on advertising in multiple publications. We enable marketers to be more cost efficient in their advertising purchases by providing a single source for reaching customers and prospects in multiple but related markets.

     In addition, each of our publications has its own editorial staff. To preserve the editorial integrity of each publication's news reporting and analysis, we seek to maintain separation between the editorial and sales staffs of each publication. We believe that our reputation for objective, fair, and credible editorial content, contributes significantly to our success. Seventeen of our publications have served their industries for more than 50 years.

     Our editorial staffs meet frequently with readers of their publications to maintain a current understanding of the information needs and interests of those readers in an effort to serve them more effectively. We devote considerable resources to the study of trends in our industries and strive to make our publications the most widely used among their respective audiences. Many of our editors and contributors are recognized as experts in their fields and are regularly contacted by the general press to comment on developments and trends in their markets.

     We also publish print and online industry directories and buyers' guides, which are respected sources of purchasing information for professionals in the markets we serve.

IN PERSON: TRADE SHOWS, CONFERENCES AND ROADSHOWS

     We produce 35 trade shows and conferences, which attract attendees with purchasing and specifying responsibility.

     Attendees at our trade shows and conferences are professionals and managers in the industries we serve. Our trade shows include extensive conference programs, which provide a forum for the exchange and dissemination of information relevant to attendees' professional roles and responsibilities.

     Trade show exhibitors pay a fixed price per square foot for booth space. In addition, we receive revenues from attendee fees and from exhibitor sponsorships of promotional media.

     Our conferences are supported by either attendee registration fees or marketer sponsorship fees, or a combination of both. The high quality and unbiased nature of our conference content attract professional attendees. We are able to cost-effectively promote to attendees by utilizing related media products serving the same end-user audience. For example, potential attendees are the readers of our magazines and the users of our Web sites and electronic newsletters.

     We also produce roadshow conferences, which are typically sponsored by a single or small group of sponsors and address special topics of interest to business attendees. The roadshow conferences take place in multiple markets as determined by concentration of local attendees and the marketing objectives of sponsors. As a turnkey organizer, Penton typically manages content development, recruitment of presenters, attendee marketing and site logistics. While sponsorship fees represent the greatest source of revenues for roadshows, we sometimes also generate revenues from attendees.

ONLINE: WEB SITES AND ELECTRONIC NEWSLETTERS

     We currently maintain 41 Web sites serving numerous markets. Our online portfolio also includes electronic newsletters; Web conferences; sponsored topic-specific microsites; and electronic books. These products provide timely and focused information to highly targeted professionals, and typically are sponsored by advertisers interested in delivering marketing information to these professionals because of their product/service purchasing or specifying responsibilities. We believe we have a competitive advantage in the online business because of our established customer relationships in the markets we serve, the industry and product development expertise of our staff, and the opportunities we have to promote our online media to targeted audiences through our magazines and trade shows.

CUSTOM MEDIA

     Providing integrated media and marketing solutions to our customers also involves producing customized media products that address specific marketing communications objectives. We produce a wide range of customer-sponsored communications, such as sponsored magazines, newsletters, catalogs, education and training materials, electronic books and Web-based conferences.

     We also sell a variety of ancillary products that our customers use in their direct marketing and promotional efforts. These include article reprints and rights for electronic re-use of our editorial content, and rentals of our magazine subscriber and event attendee databases.

OUR BUSINESS SEGMENTS

     Our five segments derive their revenues from in-print publications, in-person trade shows and conferences, and online media to customers in the industries we serve. These segment results are regularly reviewed by the Company's executive management team to determine how resources will be allocated to the segments and in assessing segment performance.

     For information about the revenues from external customers, adjusted segment EBITDA and total assets of each of our business segments, see Note
18 -- Segment Information, in the notes to consolidated financial statements included herein. In addition, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, provides a description of segment results.

INDUSTRY SEGMENT

     Content of our Industry publications, trade shows and conferences, and online media products is geared to customers in the manufacturing, design/engineering, mechanical systems/construction, and government/compliance industries. Our Industry segment generated 35.2%, 36.5% and 35.0% of our total revenues in 2004, 2003 and 2002, respectively. The percentages of the Industry segment revenues by product line follow:

                                                              2004   2003   2002
                                                              ----   ----   ----
Publishing..................................................  92.7%  94.8%  93.6%
Trade shows and conferences.................................   2.8%   2.4%   4.3%
Online media................................................   4.5%   2.8%   2.1%

MANUFACTURING:

     Our manufacturing portfolio represented approximately 10.0% of our revenues in 2004. This portfolio targets executives in manufacturing organizations, managers of industrial facilities, material handling engineers, third-party logistics providers, and management personnel in the machine tool and metals industries. Many of our products in this portfolio have a long history and are leaders in the industry. They include the following:

     - IndustryWeek, first published in 1882, brings together senior manufacturing executives to explore business issues, strategies, trends and technologies that can help them succeed in today's "better, faster, cheaper" global economy. IndustryWeek focuses on providing well-informed ideas and best practices presented from an authoritative point-of-view.

     - American Machinist, first published in 1877, focuses on the metalworking marketplace, which consists of industries primarily engaged in manufacturing durable goods and other metal products.

     - Material Handling Management magazine reaches subscribers responsible for material handling functions in manufacturing, warehousing and distribution. Editorial content focuses on material handling applications, technology and management strategies for increasing productivity, cutting operating costs, improving safety, supporting effective planning, and facilitating product/information flow.

     - Logistics Today serves the transportation, warehousing and distribution, technology, and global business markets. Its content focuses on what is new, what others are doing, and what trends will impact future work.

     - New Equipment Digest, first published in 1936, presents concise descriptions and photos of new and/or improved industrial products, materials, components, equipment and services that established companies want to sell.

     Competition for this portfolio includes the manufacturing demographic editions of both BusinessWeek and Fortune magazines which compete against IndustryWeek; Modern Machine Shop, published by Gardner Publications, which competes against American Machinist; Modern Material Handling, which competes with Material Handling Management; Logistics Management magazine, published by Reed Business Information US ("Reed"), and Inbound Logistics, published by Thomas Publishing Company, both of which compete with Logistics Today; and Industrial Equipment News and Industrial Maintenance and Plant Operation, which compete with New Equipment Digest.

DESIGN/ENGINEERING:

     The design/engineering portfolio represented approximately 8.8% of our revenues in 2004. This portfolio serves the information needs of engineers and designers in the original equipment manufacturer ("OEM"), medical and biomedical markets, and designers and engineers of products that incorporate hydraulic and motion systems technologies. Leading products in this portfolio include the following:

     - Machine Design magazine, first published in 1929, holds the greatest share of advertising pages in its market. Machine Design serves design engineers in the OEM market, process and consulting industries. It provides design engineers with information on new technologies, industrial developments, research and development activities, products, and engineering procedures for designing manufactured products. Articles concentrate on practical applications, new developments and solutions to design problems.

     - Hydraulics & Pneumatics serves design engineers, manufacturing engineers and other technical personnel who are involved in buying or specifying fluid power components, systems, materials and controls.

     Competition in this portfolio includes Design News and Product Design & Development magazines, which are published by Reed.

MECHANICAL SYSTEMS/CONSTRUCTION:

     The mechanical systems/construction portfolio represented approximately 6.1% of our revenues in 2004. This portfolio serves engineers, designers, and contractors in the mechanical systems (heating/ventilation/air conditioning/refrigeration/plumbing) markets, as well as professionals in the architectural and construction trades. Our leading products in this portfolio have a long history in the industry and a reputation of excellence. They include:

     - Contracting Business, first published in 1944, is dedicated to the residential, commercial and industrial mechanical systems contracting marketplace. Its editorial coverage includes new market opportunities, Internet technologies, design and engineering, and the service and maintenance of heating/ventilation, air conditioning, refrigeration and plumbing systems.

     - For 50 years, Contractor magazine has been the news magazine for mechanical contracting. Editorial content focuses on industry news, market trends, business management advice and new product information exclusively for plumbing, heating and piping contractors.

     - HPAC Engineering magazine, first published in 1929, serves the growing mechanical engineered systems market in the areas of building construction, renovation and retrofit. Editorial content features articles in the areas of systems design and sizing, facility and energy management controls systems, energy and water efficiency, indoor air quality, comfort management, and deregulation.

     The main competitors for this portfolio are ACHR News and Plumbing & Mechanical magazines, both published by Business News Publishing, as well as Engineered Systems magazine, which is published by BNP Media.

GOVERNMENT/COMPLIANCE:

     The government/compliance portfolio represented approximately 10.3% of our revenues in 2004. Products in this portfolio target government buyers and professionals who manage industrial safety, occupational health and environmental compliance. The leading products in this portfolio include:

     - Government Product News, which was established in 1962 and ranks number one in advertising market share, is a product information magazine read by government managers, engineers, administrators, department heads and procurement professionals who specify, plan and buy for city, county, state, and federal governments. Editorial content includes products, services and case histories.

     - Occupational Hazards magazine, first published in 1938, serves the occupational safety and industrial hygiene market. Editorial content provides information to meet Occupational Safety and Health Administration ("OSHA") and Environmental Protection Agency ("EPA") compliance require-ments, improve the management of safety, industrial hygiene and environmental programs, and to find products and services that protect employees and property.

     Government Product News has three main competitors: American City & County, published by Primedia; Public Works, published by Hanley Wood; and Governing Magazine, published monthly by Congressional Quarterly Inc. Occupational Hazards magazine's main competitors are Occupational Health & Safety magazine, which is published by Stevens Publishing, and Industrial Safety & Hygiene News magazine, published by Business News Publishing.

TECHNOLOGY SEGMENT

     Content of our Technology publications, trade shows and conferences, and online media products is geared to customers in the electronics, enterprise information technology, aviation and business technologies industries. Our Technology segment generated 29.4%, 30.0% and 34.9% of our total revenues in 2004, 2003 (as restated) and 2002, respectively. The percentage of Technology segment revenues by product line follow:

                                                              2004   2003   2002
                                                              ----   ----   ----
Publishing..................................................  63.5%  71.1%  68.2%
Trade shows and conferences.................................  16.6%  12.5%  19.2%
Online media and ancillary..................................  19.9%  16.4%  12.6%

ELECTRONICS:

     The electronics portfolio represented approximately 9.8% of our revenues in 2004. Products in this portfolio reach electronics engineers and engineering managers in the OEM, communications systems, microwave systems, wireless applications and network design markets. Our largest magazines in this portfolio include:

     - Electronic Design magazine, first published in 1952, focuses on new and emerging technologies. The magazine reaches design engineers, engineering managers and technical executive managers at the conceptual design stage, where many product and technology decisions are initiated.

     - Microwaves & RF magazine, first published in 1962, serves engineers and engineering managers involved in high-frequency design. Target readers work in both commercial and military applications at radio frequency and microwave device, component, software, systems and test levels.

     - EE Product News magazine, first published in 1941, provides new-product information to engineers and engineering managers involved in electronic prototype design.

     Competition in this portfolio includes EE Times magazine, published by CMP Media ("CMP"); EDN and ECN magazines, both published by Reed; Electronic Products, published by Hearst Publishing, Microwave Journal, published by Horizon House, and RF Design, published by Primedia.

ENTERPRISE INFORMATION TECHNOLOGY:

     The enterprise information technology portfolio represented approximately 15.3% of our revenues in 2004. Our products in this portfolio serve professionals involved with the Microsoft Windows NT/2000/.NET/XP and SQL, IBM iSeries/AS400 and Lotus Domino application server environments; information security; graphics applications; and the emerging market addressing convergence of home office, controls and entertainment technologies. Leading products in this portfolio include:

     - Windows IT Pro Magazine, which serves Windows IT professionals by providing problem-solving information about the Windows platform, including Microsoft's .NET Framework, Windows XP, Windows 2000 and Windows NT.

     - iSeries NEWS magazine, which helps iSeries and AS/400 professionals make strategic business decisions, solve programming problems, improve performance and security, and assess hardware and software products.

     - SQL Server Magazine is the independent guide to using SQL Server as a business application development platform.

     In addition, the enterprise information technology portfolio hosts numerous roadshows throughout the year. A roadshow is a custom conference event bringing buyers and sellers together in multiple cities to introduce products and services and to generate sales leads for the sponsor.

     Competitors for our media serving the Microsoft arena include: Windows Server System, published by Fawcette Technical Publications; Redmond, published by 101 Communications; SQL Server Professional, published by Pinnacle Publishing; SQL Server Standard, published by Central Publishing Group; the Microsoft Developers Network; Search 400.com; SQLServerCentral.com; and the SQL Server Worldwide User Group. Our IBM portfolio's competitors include eServer Magazine, published by MSP Communications; SpotLight Magazine, published by Rochester Initiative; search400.com; ITJungle.com; and Lotus Advisor Magazine and searchdomino.com, which are produced by Advisor Media.

AVIATION:

     The aviation portfolio represented approximately 1.9% of our revenues in 2004. This portfolio's products target executives in the worldwide commercial airline industry. The leading product in this portfolio and in the market it serves is Air Transport World magazine, which was first published in 1964. Editorial content covers airline operations; information technology; alliances, distribution; transport aircraft and engine programs; maintenance, repair and operations; aero politics; safety and regulations; finance and leasing; airport development; and air cargo. A major competitor in the aviation sector is Airline Business magazine, which is published by Reed.

BUSINESS TECHNOLOGY:

     The Business Technology portfolio represented approximately 2.4% of our revenues in 2004. Media products in this portfolio target service providers and other professionals who utilize Web technologies and services to achieve their enterprises' e-business objectives. The leading product in this portfolio is Business Finance magazine, which informs finance executives about the growing role of finance within organizations due to changes in technology, business strategy and economic trends and the implications of these changes for their business practices and career development. The main competitor in the business technology sector is CFO magazine, which is published by McGraw Hill.

LIFESTYLE SEGMENT

     Content of our Lifestyle publications and trade shows and conferences is geared to professionals in the natural products industry. Our Lifestyle segment generated 17.0%, 15.4% and 12.9% of our total revenues in 2004, 2003 and 2002, respectively. The percentages of the Lifestyle segment revenues by product line follow:

                                                              2004   2003   2002
                                                              ----   ----   ----
Publishing..................................................  33.4%  34.8%  36.4%
Trade shows and conferences.................................  66.6%  65.2%  63.6%

     The products in this portfolio serve the natural and organic products and nutraceuticals markets, including producers of raw materials, manufacturers, distributors and retailers. Leading products in this portfolio include the following:

     - The Natural Foods Merchandiser magazine provides information to companies involved in the development, marketing, sales and distribution of natural and organic products and dietary supplements.

     - Delicious Living magazine is purchased by natural products retailers and is distributed to their customers to educate and inform them about natural products and healthy lifestyles. It provides articles on a wide range of topics, including diet and nutrition, fitness, herbal medicine, homeopathy, natural healing, cooking with natural foods, personal care, and the environment.

     - The Natural Products Expo trade shows are held annually on the West and East Coasts of the United States, in Europe and in Asia. In addition to extensive exhibits, the shows offer educational conferences, entertainment and a host of social events to foster personal and professional growth. The combined conference and trade show format is designed to bring the industry together to learn and share information with industry leaders.

     Competition for The Natural Foods Merchandiser includes Vitamin Retailer, published by VRM Inc., and Whole Foods Magazine, published by WFC Inc. Titles competitive with our Delicious Living magazine include Body and Soul, published by Omnimedia, Better Nutrition, published by Active Interest Media, and Energy Times, published by Energy Times Inc.. The primary competitors for our Natural Products Expos are the Fancy Foods Show, which is owned by the National Association for the Specialty Food Trade, the Food Marketing Institute show, and the National Nutritional Foods Association show.

RETAIL SEGMENT

     Content of our Retail publications, trade shows and conferences, and online media products is geared to customers in the foodservice, convenience store retailing and hospitality markets. Our Retail segment generated 9.8%, 9.7% and 8.3% of our total revenues in 2004, 2003 and 2002, respectively. The percentages of the Retail segment revenues by product line follow:

                                                              2004   2003   2002
                                                              ----   ----   ----
Publishing..................................................  92.4%  90.0%  91.1%
Trade shows and conferences.................................   6.0%   8.0%   6.9%
Online media and ancillary..................................   1.6%   2.0%   2.0%

     Our retail portfolio targets full-service restaurant operators; decision makers in institutional foodservice and retail and large-volume baking operations; management staff at convenience store headquarters; and executives and management personnel in the hospitality industry. Leading magazines in this portfolio include:

     - Modern Baking magazine, which serves bakeries offering higher quality bakery foods, including retail, supermarket in-store and specialty wholesale bakeries, and foodservice operators that bake on premise;

     - Food Management magazine, which serves the noncommercial foodservice market, including food operations at colleges and universities, schools, healthcare providers, the military and airlines;

     - Restaurant Hospitality, which is targeted to full-service restaurants;

     - Convenience Store Decisions magazine, which focuses on reaching management personnel in the convenience store industry; and

     - Lodging Hospitality magazine, which was first published in 1949 and serves the lodging industry, including hotel owners, operators and developers.

     We also provide the bakery-net.com Web site, which has over 20,000 registered qualified users and includes a bakery buyers guide. In addition, our National Convenience Store Advisory Group provides event forums for interaction with top management among retail operators, manufacturers and wholesalers.

     Competition for our baking magazines primarily includes Baking Buyer, published by Sosland Publishing Co.; Baking & Snack magazine, published by Sosland Publishing; and Snack Food and Wholesale Baking magazine published by Stagnito Communications. Competitors for our restaurant magazines include Nation's Restaurant News, published by Lebhar-Friedman; Restaurants and Institutions,published by Reed; Restaurant Business, published by Ideal Media; and Food Arts, published by M. Shanken Communications. The key competitor for Food Management is FoodService Director, published by Ideal Media. Competitors in the convenience store market include Convenience Store News, published by VNU Business Publications ("VNU"), and Convenience Store Petroleum, published by CSP Information Group. Competitors for our hospitality market include Hotel & Motel Management magazine, owned by Advanstar Communications, and Hotel Business magazine, owned by ICD Publications.

INTERNATIONAL SEGMENT

     Content of our International publications, trade shows and conferences, and online media products is geared to out-of-home leisure, technology and manufacturing professionals primarily in the United Kingdom. Our International segment generated 8.6%, 8.4% and 8.9% of our total revenues in 2004, 2003 and 2002, respectively. The percentages of the International segment revenues by product line follow:

                                                              2004   2003   2002
                                                              ----   ----   ----
Publishing..................................................  18.0%  24.4%  15.7%
Trade shows and conferences.................................  74.0%  68.4%  83.0%
Online media and ancillary..................................   8.0%   7.2%   1.3%

     The international portfolio represented approximately 8.6% of our revenues in 2004. This portfolio serves professionals managing leisure and recreation facilities and outdoor sports and grounds facilities in Europe. The leading products in this portfolio include our International Leisure Industry Week exhibition held annually in the United Kingdom, our Internet World UK Show, and our Motion and Control trade show. Additional information on our leading products is as follows:

     - Our Leisure Industry Week ("LIW") trade show was established in 1989 and is the UK's largest and longest-running trade show and conference serving the out-of-home leisure and hospitality market. The show is attended by more than 13,000 operators of theme parks, family entertainment centers, private and public sector leisure and sports venues, health and fitness clubs, museum and heritage sites, and leading tourist attractions.

     - The Internet World UK trade show provides networking opportunities for industries and disciplines affected by the Internet. Internet World is a b-to-b Internet event that covers the vertical markets that make up the Internet industry, including new media marketing; Web content management; enterprise content management; CRM, ISP and hosting; broadband; and 3G, mobile and wireless, and SMS.

     - The Motion and Control event targets to hydraulics and pneumatics manufacturers and specifiers. The event is the UK's largest fluid power exhibition encompassing all aspects of motion control and power transmission, and is attended by users of hydraulic and pneumatic equipment, components, supplies and services.

     LIW has no direct competitors, though there are a number of shows which cross over with some sections of LIW, including Euro Amusement Show for the European theme park market, Hospitality Week/Hotel Olympia in the UK, and FIBO, which targets the European fitness industry and is held in Germany, and the UK's Professional Beauty show, which targets health center and spa markets. Competitors for the Internet World UK trade show primarily includes Adtech, organized by IMP; Online Marketing, produced by Centaur; and Content Management Europe, a VNU event. The main competitor for our Motion and Control event is The Drive Show, which is produced by Kamtech.

DIVESTITURES

     In December 2004, the Company completed the sale of 70% of its interest in PM Germany, a consolidated subsidiary, to Neue Medien Ulm Holdings GmbH ("Neue Medien") for $0.8 million in cash. PM Germany was part of our International segment. The sale did not qualify as discontinued operations under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Consequently, the related loss on sale of $0.9 million is included in loss on sale of properties on the accompanying consolidated statements of operations. At December 31, 2004, the Company retains a 15% interest in PM Germany, which includes a call/put option. The Company accounts for its investment using the cost method, as the Company does not exercise significant influence.

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

     In December 2002, the Company completed the sale of the assets of PM Australia, which was part of our Technology segment, to AJB Publishing Pty Limited for total consideration of approximately $0.1 million. Approximately $0.01 million was paid in cash upon closing, with the remaining consideration received in 12 equal monthly installments starting in July 2003. The cash received from the sale was used to pay down the Company's outstanding credit facility. The related loss on the sale of approximately $0.6 million is included as a component of discontinued operations in the accompanying consolidated statements of operations.

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

CUSTOMERS

     We serve a diverse group of customers worldwide in the industries we serve. We market our products directly to customers through our internal marketing and sales force. None of our customers accounted for more than 1.9% of our total revenues in 2004. Our top 10 customers accounted for approximately 5.2% of our total revenues in 2004.

COMPETITION

     We experience intense competition for our products and services. We compete with several much larger international companies that operate in many markets and have broad product offerings in both publishing and trade shows and conferences. We compete for readers and advertisers in the publishing marketplace, which is fragmented. According to industry sources, in March 2005, there were about 1,500 publishing companies and more than 5,200 trade magazine titles.

     Our publications generally compete on the basis of:

        - editorial quality and integrity;

        - quantity and quality of circulation;

        - the strength of complementary products serving the same niche;

        - the effectiveness of sales and customer service; and

        - advertising rates.

     In certain markets we serve with our trade shows and conferences, we compete for venues, exhibitors, sponsorships and show attendees.

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

        - product development speed; and

        - advertising and sponsorship rates.

OUR BUSINESS STRATEGY

     Over the past four years, Penton has responded aggressively to the severe downturn in our financial performance. We substantially reduced the Company's fixed costs by reducing our net headcount by 56.5% in the period 2001 to 2004, including 71 positions in 2004; freezing our pension plan and introducing a defined contribution plan; reducing capital spending; outsourcing certain corporate and division functions; renegotiating key vendor contracts; and implementing process improvements.

     Our strategy for restoring stockholder value is now directed toward expanding revenues so that the operating leverage that these cost savings has created will result in improved cash flows and return the Company to a positive net cash flow position.

     The key elements of our strategy are to:

        - Provide each of our customer markets with a full range of media across all information delivery channels, including print, in-person and online media, thereby capturing a significant portion of available marketing expenditures;

        - Leverage our customers' desire to utilize online media to reach their marketing objectives by ensuring we offer a robust portfolio of digital media offerings, including traditional Web site advertising; search engine advertising; Web-based conferencing; e-newsletters; and e-books;

        - Extend the market equity of our long-established, respected print media brands by launching new products and services in emerging, related markets;

        - Provide valued services that build community and meaningful buyer-seller connections in the markets we serve, thereby differentiating Penton from its competitors;

        - Develop a corporate culture that thrives through open communication and effective cross-sharing of business ideas; and

        - Continue to seek cost efficiencies and business process improvements.

DOMESTIC AND FOREIGN REVENUES AND ASSETS

     Domestic revenues of our products and services constituted 89.7%, 90.2%, and 89.1% of total revenues for the years ended December 31, 2004, 2003 (as restated) and 2002, respectively. Foreign revenues totaled 10.3%, 9.8% and 10.9% of our revenues for the years ended December 31, 2004, 2003 (as restated) and 2002, respectively. In 2004, 2003 (as restated) and 2002, 81.9%, 81.0% and
74.9%, respectively, of these foreign revenues were generated by Penton Media Europe Limited, a subsidiary of Penton located in the United Kingdom. See Note 18 -- Segment Information, in the notes to consolidated financial statements included herein, for a description of the Company's assets located in the United States and in the United Kingdom.

PRODUCTION AND DISTRIBUTION

     All of the Company's print products are printed and bound by independent printers. We have a non-cancelable service contract through 2006 that provides for the printing of a majority of our magazines. In 2005, we signed a new printing agreement with our current service provider, which extends through 2011. If additional printing capacity is needed, we believe that additional printing services are readily available at competitive prices.

     The principal raw material used in our print publications is paper. We believe that the existing arrangements providing for the supply of paper are adequate, and, in any event, alternative sources are available. Paper costs accounted for approximately 8.0%, 7.8% and 8.4% of our total editorial, production and circulation costs for the years ended December 31, 2004, 2003 and 2002, respectively. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply, and general economic conditions.

     Substantially all of our publications are delivered by the United States Postal Service within the continental United States. Consequently, postage costs are subject to postage rate changes. Postage costs represent a significant expense, accounting for approximately 13.3%, 14.5% and 14.2% of our total editorial, production and circulation costs for the years ended December 31, 2004, 2003 and 2002, respectively. Most of the Company's magazines are packaged and delivered to the United States Postal Service directly by the printer. Postage rates increased on June 30, 2002. In April 2003, President Bush signed legislation that will hold postal rates stable until at least 2006.

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

EMPLOYEES

     On December 31, 2004, we employed 779 people, primarily in the United States. None of our employees are represented by a labor union, and we consider relations with our employees to be good.

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

     We incurred net losses of $67.2 million, $93.1 million and $296.5 million in 2004, 2003 (as restated) and 2002 (as restated), respectively. We face an environment of uncertainty, and visibility for the Company's business, particularly advertising sales, remains limited. We expect that we will continue to incur operating losses in the near term.

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

     For the years ended December 31, 2004, 2003 (as restated), and 2002, about 58.6%, 62.0% and 59.7%, respectively, of our revenues came from advertising in our publications. Our advertising revenues fluctuate with general economic cycles, and any material decline in these revenues could have a material adverse effect on our business, results of operations and financial condition. Historically, advertising revenues have increased during economic recoveries and decreased during both general economic downturns and regional economic recessions. In a general economic downturn or a recession, advertisers reduce their advertising budgets, intensify their attempts to negotiate lower advertising rates and pay outstanding invoices more slowly. We have experienced some of these effects in 2002, 2003 and 2004. Our advertising revenues decreased by 9.0% from 2002 to 2003 and by 2.4% between 2003 and 2004. If the anticipated recovery in marketing spending in traditional b-to-b media does not take place, or is significantly delayed, our results of operations may be adversely affected.

We have a significant amount of debt.

     At December 31, 2004, we had total indebtedness of approximately $329.1 million, net of approximately $3.0 million of original-issue discount on our Subordinated Notes and approximately $0.5 million of original-issue discount on our Secured Notes. Subject to restrictions in our debt instruments, we had the ability to incur additional indebtedness of approximately $39.7 million under our credit facility at December 31, 2004.

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

     We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated revenues and cost-saving efforts will be realized on schedule or at all, or that future borrowings will be available to us under our credit facility or otherwise in amounts sufficient to enable us to service our debt obligations, to pay our indebtedness at maturity or otherwise, or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to further restructure or refinance our indebtedness, sell assets or seek additional equity capital. We cannot assure you that we will be able to accomplish those actions on satisfactory terms, if at all, which could cause us to default on our obligations and impair our liquidity. Our ability to restructure or refinance will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of the convertible preferred stock and warrants to purchase common stock, including the conversion price, dividend and liquidation preference adjustment provisions, could result in substantial dilution to holders of our common stock. The redemption price premiums, and board representation rights, could negatively impact our ability to access the equity markets in the future.

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

The terms of our debt instruments and convertible preferred stock impose financial and operating restrictions.

     The indentures governing our Subordinated Notes and our Secured Notes, our loan and security agreement and our convertible preferred stock contain restrictive covenants that limit our ability to engage in a variety of transactions, including incurring or guaranteeing additional indebtedness, making investments, creating liens on our assets, transferring or selling our assets, paying dividends or engaging in certain mergers, acquisitions or consolidations. The terms of our credit facility prohibit us from voluntarily prepaying certain indebtedness.

     A breach of any of the covenants or other provisions in our debt instruments could result in a default thereunder. Upon the occurrence of an event of default under our debt instruments, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit, which would adversely affect our ability to fund our operations. An acceleration of amounts due under our loan and security agreement would cause us to be in default under the indenture governing our Subordinated Notes and our Secured Notes, resulting in the acceleration of all outstanding amounts, and vice versa, given certain thresholds. If we are unable to repay any accelerated amounts under our debt instruments, the respective lenders/holders could proceed against the collateral granted to them to secure that indebtedness. If the lenders/holders under our debt instruments accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay all of our indebtedness.

We are controlled by our Series C preferred stockholders whose interests may differ from the interests of the common stockholders.

     Effective at the annual meeting of stockholders on July 15, 2004, the number of board members was reduced from 11 to 8. With this reduction, the holders of the convertible preferred stock achieved and now constitute a majority of the Company's Board of Directors. In addition, the Board of Directors named Royce Yudkoff as its non-executive chairman. Mr. Yudkoff is a co-founder of ABRY Partners, LLC and currently serves as its president and managing partner. Affiliates of ABRY Partners, LLC own the majority of the Company's convertible preferred stock.

     Circumstances may occur in which the interests of our Series C preferred stockholders could be in conflict with the interests of our common stockholders. As a result of their majority position, the Series C preferred stockholders have the power to appoint new management as well as the power to approve acquisitions or sales of our assets. If the Company is sold, we cannot assure the common stockholders that there will be enough proceeds from the sale to pay off all of our outstanding debt, the outstanding amount due to the Series C preferred stockholders, and have funds remaining for the common stockholders. If the Company would have been sold as of March 31, 2005, the bondholders would be entitled to receive $330.3 million and the Series C preferred stockholders would be entitled to receive $144.8 million before the common stockholders would receive anything for their common shares.

If the U.S. and European economies worsen, the cost-saving efforts we implemented may not be sufficient to achieve the benefits we expect.

     In 2002 and 2003, we experienced a significant decline in revenue, due primarily to weak economic conditions, which were exacerbated by the threat of additional terrorist attacks and the war with Iraq. Although revenues in 2004 increased by 3.2%, we cannot predict what the economy will do in the future. We have taken a number of steps designed to improve our profits and margins despite consistent-level or declining revenues. We have sold properties that were underperforming; restructured a number of our businesses and support departments; and reduced overhead infrastructure by consolidating and closing several facilities, centralizing enterprise information technology services and outsourcing certain corporate functions. As a result, we recorded special charges to our income of $16.4 million in 2002, $5.9 million in 2003 (as restated), and $6.2 million in 2004. If the U.S. and European economies worsen, or if additional terrorist attacks occur, our revenues may decline. If revenues decline beyond our expectations, the cost-saving efforts we implemented in 2002, 2003 and in 2004 will likely not achieve the benefits we expect. We may be forced to take additional cost-saving steps that could result in additional charges and otherwise have a material adverse affect on our business.

The profitability and success of our trade shows and conferences could be adversely affected if we are unable to obtain desirable dates and locations.

     In 2004, about 24.2% of our revenues came from trade shows and conferences. We compete for desirable dates and venues for our trade shows and conferences. If this competition intensifies, we may be unable to schedule important engagements. If we are unable to obtain desirable dates and venues for events, the profitability and future success of these events could be adversely affected. Although we generally reserve venues and dates more than one year in advance, these reservations are not binding until we sign a contract with a facility operator. These contracts generally hold venues and dates for only one year. In addition, because trade shows and conferences are held on pre-scheduled dates at specific locations, the success of a particular trade show or conference depends upon events outside or our control, such as natural catastrophes, labor strikes and transportation shutdowns.

A significant portion of our revenues and operating margin is generated from our Natural Products Expo East and Natural Products Expo West trade shows. A major decline in the performance of these shows would significantly reduce our revenues and operating income.

     For the year ended December 31, 2004, our Natural Products Expo East and Natural Products Expo West trade shows represented approximately 10.3% of our total revenue and approximately 28.9% of operating margin. We expect that the Natural Products Expo East and Natural Products Expo West trade shows will continue to represent a significant portion of our overall revenue and operating margin in the future. Therefore, a significant decline in the performance of one or both of the Natural Products Expo East and Natural Products Expo West trade shows could have a material adverse effect on our financial condition and results of operations.

A terrorist attack or the outbreak of disease could have a significant effect on our trade shows.

     The events of September 11, 2001 had a material adverse impact on the Company. The occurrence of another terrorist attack could again have a material adverse impact on the Company and its operations.

     In 2003, there was an outbreak of Severe Acute Respiratory Syndrome ("SARS"), which primarily had an adverse impact on the Company's Asia trade show. If there were another outbreak of a disease (such as

SARS) that affected travel behavior, particularly in the U.S., it could have a material adverse impact on the Company's trade show operations.

Our trade shows, conferences and publishing revenues vary due to the movement of annual events or publication mailing dates and the timing of our customers' product launches.

     Our trade shows, conferences and publishing revenues are seasonal, due primarily to the timing of our large trade shows and conferences and the mailing dates of our magazines and industry directories. Because event revenues are recognized when a particular event is held, and publication revenues are recognized in the month publications are mailed, we may also experience fluctuations in quarterly revenues based on the movement of annual events or mailing dates from one quarter to another. In 2004, about 25.6% of our total revenues was generated during the first quarter, about 24.0% during the second, about 24.8% during the third, and about 25.6% of our revenues was generated during the fourth quarter.

     In addition, our trade show and conference revenues may fluctuate from period to period based on the spending patterns of our customers. Many of our large customers concentrate their trade show participation around major product launches. Because we cannot always know or predict when our large customers intend to launch new products, it is difficult to anticipate any related fluctuations in our trade show and conference revenues.

We depend on key personnel and the loss of any of those employees could impair our success.

     We benefit from the leadership and experience of our senior management team and other key employees, and we depend on their continuing services in order to successfully implement our business strategy. In addition, our success is dependent on our ability to attract, train, retain and motivate high-quality personnel. Although we have entered into employment agreements with David Nussbaum, Preston L. Vice and Darrell Denny, they and other key personnel may not remain in our employment. The loss of a number of key personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain "key person" life insurance with respect to our senior management team.

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

     Our future success will depend in part on our ability to continue offering new products and services that gain market acceptance by addressing the needs of specific audience groups within our targeted industries. Our efforts to introduce new or to integrate acquired products may not be successful or profitable. The process of internally researching, developing, launching, gaining acceptance and establishing profitability for a new product, or assimilating and marketing an acquired product, is both risky and costly.

     Costs related to the development of new products and services are expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number, timing, and scope of new product launches.

The infringement or invalidation of our proprietary rights could have an adverse effect on our business.

     We regard our copyrights and trademarks, including our Internet domain names, service marks and similar intellectual property, as critical to our success. We rely on copyright and trademark laws in the United States and other jurisdictions and on confidentiality agreements with some of our employees and others to protect our proprietary rights. If any of these rights were infringed or invalidated, our business could be adversely affected. In addition, our business activities could infringe or be alleged to infringe upon the proprietary rights of others, who could assert infringement claims against us. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, or product and service delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or enter into royalty or licensing agreements on a timely basis, our business could be adversely affected.

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

     Paper and postage are necessary expenses relating to our print products and magazine distribution. In 2004, these expenses accounted for approximately 8.0% and 13.3%, respectively, of our total editorial, production and circulation costs. Significant increases in paper prices or in postage prices may have an adverse effect on our business. We do not use forward contracts, and all of our paper supply vendor arrangements provide for price adjustments to reflect prevailing market prices. We use the United States Postal Service for domestic distribution of substantially all of our magazines and marketing materials. If we cannot pass significant increases in paper and postage costs through to our customers, our financial condition and results of operations could be materially adversely affected.

ITEM 2.  PROPERTIES

     The Company leases all of its principal properties. The general characteristics of the leased properties are as follows:

                                                                                LEASE      APPROXIMATE
SEGMENT                                 LOCATION             PRINCIPAL USE    EXPIRATION   SQUARE FEET
-------                        --------------------------   ---------------   ----------   -----------
Industry/Corporate...........  Cleveland, Ohio(1)           General Offices      2010        161,000
Industry/Corporate...........  Cleveland, Ohio              Warehousing          2006         28,000
Industry.....................  Fremont, California(2)       General Offices      2005         13,550
Industry.....................  Washington, D.C.             General Offices      2005          5,200
Technology...................  Darien, Connecticut(3)       General Offices      2009         18,200
Technology...................  New York, New York(2)        General Offices      2009         10,000
Technology...................  Paramus, New Jersey          General Offices      2008         11,000
Technology...................  Loveland, Colorado           General Offices      2005         35,650
Technology...................  Loveland, Colorado(4)        Warehousing          2006          7,500
Technology...................  Isleworth, Middlesex, U.K.   General Offices      2014          7,600
Technology...................  London, U.K.(4)              General Offices      2010         12,000
Technology...................  Los Gatos, California(2)     General Offices      2005          5,375
Lifestyle....................  Boulder, Colorado            General Offices      2006         29,000
Retail.......................  Des Plaines, Illinois        General Offices      2007          5,500

---------------

(1) The Company is no longer occupying 57,500 square feet of office space at its Cleveland, Ohio facility. The Company has sublet 28,766 square feet of this space.

(2) The Company has sublet these offices for the remainder of their respective lease terms.

(3) The Company has sublet a portion of the space for the remainder of the lease terms.

(4) The Company is no longer occupying this space.

     The Company has other smaller properties, including sales and/or general offices under leases expiring through 2013, located in cities throughout the United States, the United Kingdom and Hong Kong. We believe our facilities are suitable and adequate for our present needs.

ITEM 3.  LEGAL PROCEEDINGS

     On November 3, 2003, a lawsuit was brought against the Company for an unspecified amount by Allison & Associates, Inc. under the Telephone Consumer Protection Act ("TCPA") which prohibits the transmission of unsolicited fax advertisements. The lawsuit is a punitive class action that seeks to represent a class of plaintiffs comprised of all individuals and entities who, during the period November 3, 1999, through the present, received one or more facsimiles sent by or on behalf of the Company advertising the commercial availability of its products or services and who did not give their prior expressed permission or invitation to receive such faxes. The statutory penalty for a single violation of the TCPA is $500, although the penalty can increase to $1,500 per violation if the Company is found to have willfully or knowingly violated these laws. The case is currently pending in the Richmond County, Georgia, Superior Court, and the Company is complying with the Court's order for discovery. A hearing on class certification is currently scheduled for May 3, 2005. The Company is uncertain as to the outcome of this case.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

     In June 2003, the Company was notified by the New York Stock Exchange ("NYSE") that it would begin delisting procedures of the Company's common stock. The NYSE reached its decision because Penton had been unable to comply with the NYSE's continued listing criteria, which include minimum levels for stock price, market capitalization, and stockholders' equity. The NYSE took this action at that time because Penton was not expected to be able to increase its equity to the minimum listing requirements within the required time frame. On June 17, 2003, Penton's stock began trading on the Over-the-Counter Bulletin Board under the symbol PTON.

     The following tables set forth, for the periods indicated, the high and low sales prices for Penton's common stock.

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
For the year ended December 31, 2004:
  First Quarter.............................................  $1.31    $0.60
  Second Quarter............................................  $0.78    $0.35
  Third Quarter.............................................  $0.42    $0.12
  Fourth Quarter............................................  $0.17    $0.08

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
For the year ended December 31, 2003:
  First Quarter.............................................  $0.84    $0.32
  Second Quarter............................................  $0.80    $0.29
  Third Quarter.............................................  $1.70    $0.59
  Fourth Quarter............................................  $1.52    $1.14

     The Company had approximately 812 record holders of its common stock on March 31, 2005.

     Our dividend policy is determined by our Board of Directors. Any decision to pay dividends in the future will be made by our Board of Directors based upon the results of our operations and financial condition and such other matters as our Board of Directors considers relevant. The terms of our outstanding convertible preferred stock, however, limit the payment of dividends on the common stock until all accrued dividends have been paid on the convertible preferred stock. We may not pay accrued dividends on the convertible preferred stock unless approved by the holders of not less than 75% of the then outstanding shares of the convertible preferred stock. Furthermore, the Company's ability to pay dividends is restricted by certain covenants in our bond indentures and credit facility. No dividends were paid in 2003 or 2004.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents our selected financial data. You should read the following information together with our audited consolidated financial statements and related notes and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere herein.

     All historical amounts have been restated to reflect the classification of
(a) our Direct Mail segment, which was sold in March 2000; (b) our PM Australia component, which was sold in December 2002; and (c) our PTS component, which was sold in January 2003, as discontinued operations.

                                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------
                                                                            RESTATED
(DOLLARS AND SHARES IN THOUSANDS,                               ---------------------------------
EXCEPT PER SHARE DATA)                                2004       2003(1)     2002(1)    2001(11)      2000
---------------------------------                   ---------   ---------   ---------   ---------   ---------
OPERATING RESULTS:
  Revenues........................................  $ 212,663   $ 205,977   $ 234,935   $ 358,871   $ 399,717
     Operating expenses(2)........................    242,259     253,164     482,488     440,493     344,444
                                                    ---------   ---------   ---------   ---------   ---------
  Operating income (loss).........................    (29,596)    (47,187)   (247,553)    (81,622)     55,273
     Interest expense(4)..........................    (38,010)    (39,686)    (38,193)    (30,487)    (19,485)
     Interest income..............................        278         523         768       1,862       5,352
     Gain on sale of investments(9)...............         --          --       1,491          --     110,210
     Gain on extinguishment of debt(8)............         --          --         277          --          --
     Other, net(10)...............................         86        (724)       (676)     (2,015)     (9,535)
     Benefit (provision) for income taxes(3)......         51      (6,795)     30,369      16,318     (61,790)
                                                    ---------   ---------   ---------   ---------   ---------
  Income (loss) from continuing operations........    (67,191)    (93,869)   (253,517)    (95,944)     80,025
     Income (loss) from discontinued operations...         --         738      (3,252)     (8,163)       (435)
     Cumulative effect of accounting change(6)....         --          --     (39,700)         --
                                                    ---------   ---------   ---------   ---------   ---------
  Net income (loss)...............................    (67,191)    (93,131)   (296,469)   (104,107)     79,590
                                                    ---------   ---------   ---------   ---------   ---------
     Amortization of deemed dividend and accretion
       of preferred stock(7)......................    (12,190)     (8,536)    (46,435)         --          --
                                                    ---------   ---------   ---------   ---------   ---------
  Net income (loss) applicable to common
     stockholders.................................  $ (79,381)  $(101,667)  $(342,904)  $(104,107)  $  79,590
                                                    =========   =========   =========   =========   =========
  Earnings per common share -- basic:
     Income (loss) from continuing operations.....  $   (2.35)  $   (3.07)  $   (9.26)  $   (3.00)  $    2.52
     Net income (loss) applicable to common
       stockholders...............................  $   (2.35)  $   (3.05)  $  (10.59)  $   (3.26)  $    2.51
     Basic average shares outstanding.............     33,725      33,299      32,374      31,917      31,730

                                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------
                                                                            RESTATED
(DOLLARS AND SHARES IN THOUSANDS,                               ---------------------------------
EXCEPT PER SHARE DATA)                                2004       2003(1)     2002(1)    2001(11)      2000
---------------------------------                   ---------   ---------   ---------   ---------   ---------
  Earnings per common share -- diluted:
     Income (loss) from continuing operations.....  $   (2.35)  $   (3.07)  $   (9.26)  $   (3.00)  $    2.50
     Net income (loss) applicable to common
       stockholders...............................  $   (2.35)  $   (3.05)  $  (10.59)  $   (3.26)  $    2.49
     Diluted average shares outstanding...........     33,725      33,299      32,374      31,917      32,010
CASH FLOWS AND OTHER DATA:
  Cash flows:
     Operating(5).................................  $ (20,464)  $  27,715   $ (16,585)  $ (18,248)  $   9,420
     Investing....................................  $  (1,452)  $   1,502   $  (2,659)  $ (29,550)  $(111,168)
     Financing....................................  $      95   $  (6,531)  $   5,959   $  56,326   $  83,306
  Capital expenditures............................  $  (2,317)  $  (3,294)  $  (3,855)  $  (7,602)  $ (27,272)
  Depreciation and amortization...................  $  10,758   $  13,808   $  19,347   $  44,048   $  32,811
BALANCE SHEET DATA:
  Total assets....................................  $ 247,374   $ 321,444   $ 415,449   $ 700,638   $ 781,757
  Goodwill........................................  $ 176,162   $ 214,411   $ 251,972   $ 493,141   $ 574,626
  Total debt......................................  $ 329,064   $ 328,613   $ 333,137   $ 364,765   $ 302,125
  Total long-term liabilities and deferred
     credits......................................  $ 366,545   $ 366,168   $ 363,468   $ 369,965   $ 314,668
  Mandatorily redeemable preferred stock..........  $  67,162   $  54,972   $  46,435   $      --   $      --
  Stockholders' equity (deficit)..................  $(236,236)  $(160,290)  $ (72,608)  $ 220,530   $ 336,569

---------------

Footnotes:

 (1) The information contained in the selected financial data has been restated for 2003 and 2002. The impact of the restatement is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------
                                       AS PREVIOUSLY                 AS PREVIOUSLY
                                         REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                           2003           2003           2002           2002
                                       -------------   -----------   -------------   -----------
                                       (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING RESULTS:
Revenues.............................    $ 206,260      $ 205,977      $ 235,106      $ 234,935
  Operating expenses.................      255,013        253,164        482,659        482,488
                                         ---------      ---------      ---------      ---------
Operating income (loss)..............      (48,753)       (47,187)      (247,553)      (247,553)
  Interest expense...................      (39,686)       (39,686)       (38,193)       (38,193)
  Interest income....................          523            523            768            768
  Gain on sale of investments........            -              -          1,491          1,491
  Gain on extinguishment of debt.....            -              -            277            277
  Other, net.........................         (724)          (724)          (676)          (676)
  Benefit (provision) for income
     taxes...........................           53         (6,795)        40,514         30,369
                                         ---------      ---------      ---------      ---------

                                                        YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------
                                       AS PREVIOUSLY                 AS PREVIOUSLY
                                         REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                           2003           2003           2002           2002
                                       -------------   -----------   -------------   -----------
                                       (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss) from continuing
  operations.........................      (88,587)       (93,869)      (243,372)      (253,517)
  Income (loss) from discontinued
     operations......................          738            738         (3,252)        (3,252)
  Cumulative effect of accounting
     change..........................           --             --        (39,700)       (39,700)
                                         ---------      ---------      ---------      ---------
Net income (loss)....................      (87,849)       (93,131)      (286,324)      (296,469)
                                         ---------      ---------      ---------      ---------
  Amortization of deemed dividend and
     accretion of preferred stock....       (8,886)        (8,536)       (46,174)       (46,435)
                                         ---------      ---------      ---------      ---------
Net income (loss) applicable to
  common stockholders................    $ (96,735)     $(101,667)     $(332,498)     $(342,904)
                                         =========      =========      =========      =========
Earnings per common share -- basic:
  Income (loss) from continuing
     operations......................    $   (2.93)     $   (3.07)     $   (8.94)     $   (9.26)
  Net income (loss) applicable to
     common stockholders.............    $   (2.91)     $   (3.05)     $  (10.27)     $  (10.59)
  Basic average shares outstanding...       33,299         33,299         32,374         32,374
Earnings per common share -- diluted:
  Income (loss) from continuing
     operations......................    $   (2.93)     $   (3.07)     $   (8.94)     $   (9.26)
  Net income (loss) applicable to
     common stockholders.............    $   (2.91)     $   (3.05)     $  (10.27)     $  (10.59)
  Diluted average shares
     outstanding.....................       33,299         33,299         32,374         32,374
CASH FLOWS AND OTHER DATA:
  Cash flows:
     Operating.......................    $  27,715      $  27,715      $ (16,585)     $ (16,585)
     Investing.......................    $     626      $   1,502      $  (3,307)     $  (2,659)
     Financing.......................    $  (5,655)     $  (6,531)     $   6,607      $   5,959
  Capital expenditures...............    $  (3,294)     $  (3,294)     $  (3,855)     $  (3,855)
  Depreciation and amortization......    $  13,790      $  13,808      $  19,329      $  19,347
BALANCE SHEET DATA:
  Total assets.......................    $ 318,890      $ 321,444      $ 414,772      $ 415,449
  Goodwill...........................    $ 214,411      $ 214,411      $ 251,972      $ 251,972
  Total debt.........................    $ 328,613      $ 328,613      $ 333,137      $ 333,137
  Total long-term liabilities and
     deferred credits................    $ 348,816      $ 366,168      $ 352,664      $ 363,468
  Mandatorily redeemable preferred
     stock...........................    $  55,060      $  54,972      $  46,174      $  46,435
  Stockholders' equity (deficit).....    $(144,929)     $(160,290)     $ (62,201)     $ (72,608)

     As discussed in Note 2 -- Restatement, of the notes to the consolidated financial statements appearing elsewhere herein, adjustments made to the 2003 and 2002 financial statements were classified as "deferred tax adjustments" and "other accounting adjustments."

     The increase in net loss in 2003 was due primarily to an increase of $6.8 million in income tax expense due to the correction of our deferred taxes offset in part by a decrease of $2.0 million in impairment of asset charges as our minority interest in consolidated subsidiaries balance should have been reduced when certain assets contributed in 2002 by our minority interest partner were impaired.

     The increase in net loss in 2002 was due primarily to an increase of $10.1 million in income tax expense due to the correction of our deferred taxes.

     The amortization of the deemed dividend and accretion Preferred stock decreased by $0.3 million in 2003 and increased by $0.3 million in 2002. In June 2003, it was discovered that the Company should not have only been accruing the dividends on the preferred stock from the time of issuance but should have also been accreting some of the preferred stock.

     Total assets increased in 2003 due to the establishment of a receivable and corresponding payable for $4.6 million related to the tentative settlement in the Meckler lawsuit between Penton's insurance carrier and the plaintiff. This amount was offset in part by a reduction of $2.6 million in accounts receivable related to certain trade show receivables that were recorded at their full contract amounts even though the contract stipulated that only a portion of the contract was due.

     Total assets increased in 2002 due to the establishment of a deferred tax asset of $0.5 million and $0.2 million in tenant reimbursements, which were improperly classified in 2001.

     The increase in long-term liabilities and deferred credits in 2003 and 2002 is due primarily to the establishment of a deferred tax liability of $6.8 million and $10.1 million, respectively. The 2003 liability also includes the offset adjustments related to the $4.6 Meckler lawsuit and $2.6 trade show receivable adjustments discussed above.

 (2) Operating expenses include the following charges: (a) impairment of Internet asset charges of $2.1 million in 2000; (b) impairment of asset charges of $39.7 million, $43.8 million, $223.4 million and $59.8 million, in 2004, 2003, 2002 and 2001, respectively; (c) restructuring and other charges of $6.2 million, $5.9 million (as restated), $16.4 million, and $18.8 million in 2004, 2003, 2002 and 2001, respectively (of which $1.0 million is classified with discontinued operations in 2002); (d) loss on sale of properties of $0.9 million in 2004 and 2002, respectively; and (e) amortization of goodwill in 2000 and 2001.

 (3) In 2004 and 2003 (as restated), for income taxes includes a $33.9 million and $25.8 million charge, respectively, to establish a valuation allowance for our net deferred tax assets and net operating loss carryforwards.

 (4) Included in interest expense in 2003 is approximately $0.9 million related to the write-off of unamortized financing fees associated with the commitment reduction of our credit facility revolver in January 2003 from $40.0 million to $20.1 million. Also included in interest expense in 2003 is approximately $1.0 million related to the write-off of unamortized financing fees associated with the replacement of our senior secured credit facility in August 2003 with a new four-year loan agreement. Included in interest expense in 2002 is approximately $0.7 million related to the write-off of unamortized finance fees associated with the commitment reduction of our credit facility revolver from $185.0 million to $40.0 million in March 2002 and approximately $1.4 million related to hedging activities.

 (5) Included in cash flows from operations in 2003 is a tax refund of $52.7 million.

 (6) In 2002, Penton adopted Statement of Financial Accounting Standard ("SFAS") No. 142 and recorded a transitional one-time, non-cash goodwill impairment charge of $39.7 million related to two of our reporting units, which are part of our Technology segment. The charge was recorded as a cumulative effect of accounting change.

 (7) In 2002, the amortization of deemed dividend and accretion of preferred stock included a $42.1 million, one-time, non-cash charge, which was the result of stockholder approval on May 31, 2002 to remove the 10-year mandatory redemption date on our convertible preferred stock.

 (8) The extinguishment of debt of $0.3 million in 2002 consists of a gain on the purchase of $10.0 million face value of our Subordinated Notes in March 2002, at prevailing market prices, offset by the write-off of unamortized deferred financing costs associated with the payoff of our term loan A and term loan B facilities.

 (9) Penton sold its stock in Jupitermedia Corporation and recognized a gain from its sale of $1.5 million and $110.2 million in 2002 and 2000, respectively.

(10) Included in 2001 other, net on the consolidated income statement is approximately $0.8 million of proceeds related to the write-off of Internet investments for LeisureHub.com. In 2000 other, net includes a loss of approximately $9.5 million related to the Company reducing the carrying value of its investment in Cayenta and LeisureHub.com to zero.

(11) 2001 reported total assets of $700.4 million and reported total long-term liabilities and deferred credits of $369.8 million were restated to $700.6 million and $370.0 million, respectively, due to approximately $0.2 million in tenant reimbursements, which were improperly classified.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Set forth below is a discussion and analysis of our financial condition and results of operations. You should read this discussion and analysis in conjunction with the audited consolidated financial statements of Penton Media, Inc. included elsewhere in this document. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. See "Forward-Looking Information (Safe Harbor Statement)" and "Risk Factors" in Item 1 of this annual report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

     Penton Media is a diversified business-to-business ("b-to-b") media company. We provide media products that deliver proprietary business information to owners, operators, managers and professionals in the industries we serve. Through these products, we offer industry suppliers multiple ways to reach their customers and prospects as part of their sales and marketing efforts. In June 2004, the Company appointed David B. Nussbaum as Chief Executive Officer ("CEO"). Mr. Nussbaum is now Penton's chief operating decision maker. After reviewing the Company's operations, Mr. Nussbaum and the executive team implemented a change in the Company's reportable segments effective in the third quarter of 2004 to conform with the way the Company's businesses are now assessed and managed. The Company is structured along segment and industry lines rather than by product lines. This enables us to promote our related group of products, including publications, trade shows and conferences, and online media products, to our customers. As a result of this change in reportable segments, all prior periods were recast to conform with the new segment format. Our five principal segments and the industries they serve are as follows:

           INDUSTRY                           TECHNOLOGY
           Manufacturing                      Business Technology
           Design/Engineering                 Aviation
           Mechanical Systems/Construction    Enterprise Information Technology
           Government/Compliance              Electronics

           LIFESTYLE                          RETAIL
           Natural Products                   Food/Retail
                                              Hospitality
           INTERNATIONAL
           United Kingdom

     We believe we have leading media products in each of the industries we serve. We are structured along segment and industry lines rather than by product lines. This enables us to promote our related media products to our customers.

     The b-to-b media industry suffered significant declines in 2001 and 2002 as the weak economy, disappointing corporate profits and the lingering effects of geopolitical events pressured many companies to reduce costs, including marketing spending.

     As the economy strengthened in 2003 and 2004 and companies gained confidence in their business results and re-engaged in marketing investment, b-to-b media experienced growth, albeit modest. Advertising pages in U.S. b-to-b magazines grew 1.4% and spending in b-to-b magazines grew by 3.8% in 2004, according to the Business Information Network ("BIN"). Net square footage of exhibit space at trade shows held in North America grew by 1.5%, the number of exhibiting companies expanded 1.6%, and attendance grew by 2.7%, according to Tradeshow Week magazine. Many b-to-b media companies also experienced significant growth in their online media product lines, as marketers continued a trend of allocating increased spending to a wide range of Web-based opportunities.

     Mirroring the industry's modest growth trends, Penton's revenues in 2004 expanded approximately 3%. It is the first year since 2000 that revenues grew year-on-year. Publishing revenues continued a declining trend; however, the rate of decline was only 2.9% after double-digit declines for the past two years. While we believe that our print advertising business has stabilized, and we do not expect it to grow significantly in the near term. We are planning for modest growth in 2005 but continue to focus on margin improvement of this business through process efficiencies and improved vendor contracts. Growth in the Company's event and online business also followed industry trends, with revenues expanding 16.2% and 27.0%, respectively. Management expects the revenue growth rate for these product lines to outpace the growth rate for publishing throughout 2005.

     We continue to note that b-to-b marketers are employing a range of integrated media solutions to achieve their marketing objectives, and that they are highly interested in media solutions that provide a measurable return on their marketing investment. Because electronic media and customized media offer unique return-on-investment metrics, marketers are allocating more significant portions of their media spending to these products.

     Penton management has responded to these trends by expanding our online media infrastructure. We appointed a senior executive in the summer of 2004 to lead our electronic media business strategy initiatives and restructure our online media development teams to leverage our internal staff and accelerate product development. We also have added online media product management and sales and marketing competencies in certain business units to accommodate growing volumes. In addition, we have added to our custom media development and project management staffs to help facilitate growth in this service area.

     We are focused on applying proper resources to these efforts, even as we have significantly reduced costs of the business over the past few years and continue to recognize the importance of continued cost management to expand profits and margins. Our intention is to center ongoing cost-reduction efforts primarily on overhead areas and to apply optimal staffing and investment resources to our products and our customer service areas.

MANAGEMENT OBJECTIVES

     Management's key objective is to restore value for our stockholders. We are focused on conserving cash and maintaining sound liquidity. We reduced long-term debt from $329.1 million to $323.6 million in February 2005 through the repurchase of $5.5 million face value of our Subordinated Notes on the open market. The purchase will result in a reduction of the Company's annual interest payments by $0.6 million. We continue to work with our Board of Directors on strategies for strengthening the Company's balance sheet.

     Operationally, we are focused on driving revenues and profitability with the goal of reaching a positive net cash flow position in the near term.

     Over the past four years, we have responded to the severe downturn in our financial performance by reducing the Company's fixed costs by reducing our net headcount by 56.5% in the period 2001 to 2004, including 71 positions in 2004; freezing our pension plan and introducing a defined contribution plan; reducing capital spending; outsourcing certain corporate and division functions; renegotiating key vendor contracts; and implementing process improvements. We continue to manage a disciplined cost-management effort throughout the Company, with a particular focus on overhead areas.

     Our critical focus is on driving revenue growth, so that the operating leverage that our cost savings has created results in improved cash flows and returns the Company to a positive net cash flow position. The senior operating managers of the business are executing strategies that we believe address unique incremental revenue generation opportunities within their respective markets. We expect to invest in such opportunities, including certain small, yet strategic acquisitions and a range of new product launches.

SIGNIFICANT EVENTS

Restatement of Financial Statements

     On March 24, 2005, the Company's management concluded that the Company's previously issued consolidated financial statements should be restated to increase income tax expense to correct the computation of our valuation allowance for deferred tax assets. Management reached this conclusion following a comprehensive review of the Company's deferred tax assets and deferred tax liabilities. The Company determined that certain deferred tax liabilities had been incorrectly offset against its deferred tax assets. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," taxable temporary differences related to indefinite-lived intangible assets or tax-deductible goodwill (for which reversal cannot be anticipated) should not be offset against deductible temporary differences for other indefinite-lived intangible assets or tax-deductible goodwill when scheduling reversals of temporary differences.

     The Company evaluated the materiality of the correction on its consolidated financial statements using the guidelines of SAB 99 and concluded that the cumulative effects of the corrections were material to its annual consolidated financial statements for 2004, 2003 and 2002 and the related quarterly consolidated financial statements for such periods. As a result, the Company concluded that it will restate its previously issued consolidated financial statements to recognize the impact of the correction, as well as other accounting adjustments that were deemed in earlier periods to be immaterial.

     These financial statements have been restated to reflect adjustments to the Company's previously reported financial information on Form 10-K for the years ended December 31, 2003 and 2002. The Company's 2004 and 2003 quarterly financial information also has been restated to reflect adjustments to the Company's previously reported financial information on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. As a result of the restatement, the Company identified adjustments through the filing date of this Form 10-K that were required to be recorded which increased previously reported stockholders' deficit at December 31, 2003 and September 30, 2004 by $15.4 million and $17.1 million (unaudited), respectively. For additional information on the restatement, see Note 2 -- Restatement, in the notes to consolidated financial statements included herein.

     The Company will restate the quarterly periods ended March 31, 2004; June 30, 2004; and September 30, 2004 on Forms 10-Q/A to be filed as expeditiously as possible following the filing of the Form 10-Q for the quarterly period ended March 31, 2005.

Senior Subordinated Notes Repurchase

     In February 2005, the Company repurchased $5.5 million par value of its 10 3/8% senior subordinated notes for a total of $3.9 million, including $0.1 million of accrued interest, using excess cash on hand. These notes were purchased in the open market and were trading at 69% of their par value at the time of purchase. The repurchase resulted in a gain of approximately $1.6 million.

Loan and Security Agreement

     On March 30, 2005, the Company received an extension until May 15, 2005 to deliver its annual audited financial statements to its Lender Group. The terms of our Loan and Security Agreement require us to provide annual audited financial statements within 90 days of the end of our fiscal year.

     On April 1, 2005, the Company borrowed $6.0 million under the Company's Loan and Security Agreement. The proceeds were used to pay the interest due on April 1 under the Company's Secured Notes.

Sale of Properties

     In December 2004, the Company completed the sale of 70% of its interest in PM Germany, a consolidated subsidiary, to Neue Medien Ulm Holdings GmbH ("Neue Medien") for $0.8 million in cash. The sale did not qualify as discontinued operations under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Consequently, the related loss on sale of $0.9 million is included in loss on sale of properties, on the accompanying consolidated statements of operations. The Company retains a 15% interest in PM Germany, which includes a call/put option. The Company accounts for its investment using the cost method, as the Company does not exercise significant influence.

Exchange of Convertible Preferred Stock

     On September 13, 2004, the Company filed a Certificate of Designations governing a new series of convertible preferred stock, $0.01 par value (the "Series C Preferred"), with the Secretary of State for the State of Delaware. The Series C Preferred stock was exchanged on a share-for-share basis with the Company's Series B Convertible Preferred Stock, $0.01 par value (the "Series B Preferred"). The Certificate of Designations for the Series C Preferred stock is identical to the Series B Preferred stock Certificate of Designations except that:

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

Series M Preferred Stock

     On September 13, 2004, the Company filed a Certificate of Designations for a new series of preferred stock, $0.01 par value (the "Series M Preferred"), with the Secretary of State for the State of Delaware. The Board of Directors of the Company created the Series M Preferred stock for issuance to certain employees of the Company as a long-term incentive plan to incentitize management by giving them an equity stake in the performance of the Company. The Series M Preferred stock is limited to 150,000 shares, of which 68,625 shares have been issued as of December 31, 2004. The Series M Preferred stock is treated under fixed plan accounting and is classified in the mezzanine section of the balance sheet because redemption is outside the control of the Company.

     Among other rights and provisions, the Series M Preferred stock Certificate of Designations provides that the holder of each share will receive a cash distribution upon any liquidation, dissolution, winding-up or change of control of the Company. The amount of such distribution is first a percentage of what the holders of Series C Preferred stock and second a percentage of what the holders of the Company's common stock would receive upon such liquidation, dissolution, winding-up or change of control.

New Chairman and Chief Executive Officer

     On June 21, 2004, the Board of Directors announced the appointment of David
B. Nussbaum as CEO of Penton. Mr. Nussbaum succeeded Thomas L. Kemp. The Company had announced on March 24, 2004 that Mr. Kemp would be leaving the Company.

     Mr. Nussbaum was previously an executive vice president with the Company and president of the Company's former Technology and Lifestyle Media Division. Mr. Nussbaum joined Penton in 1998 after an 18-year career with Miller Freeman, Inc., where he was a senior vice president responsible for its New York Division.

     In addition, on June 14, 2004, the Board of Directors named Royce Yudkoff as its non-executive chairman. Mr. Yudkoff is a co-founder of ABRY Partners, LLC, a media-focused private equity investment firm based in Boston, and currently serves as its president and managing partner.

Board of Director Changes

     Effective at the annual meeting of stockholders on July 15, 2004, the number of board members was reduced from 11 to 8. With this reduction, the holders of the Series C Preferred stock constitute a majority of the Company's Board of Directors. Upon the Series C Preferred stockholders obtaining this majority, the conversion price of the Company's convertible preferred stock adjusted back to $7.61 (see Preferred Stock Leverage Ratio Event of Non-Compliance below).

     The Company announced on June 14, 2004, that the Series C Preferred stockholders had appointed Mr. Yudkoff as a director to replace Daniel C. Budde, who resigned effective June 11, 2004. At the same meeting, the Board named Mr. Yudkoff its non-executive chairman.

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

     - David B. Nussbaum, the Company's new CEO, assumed the senior operating responsibilities for the Industry group and Darrell Denny, president of the Company's IT Media and Lifestyle Media groups, assumed the operating responsibilities for the Retail Media, IT Media and Lifestyle Media groups.

     - Eric Shanfelt, director of eMedia strategy for Penton's IT Media Group and New Hope Natural Media business, assumed the newly created corporate position of vice president of eMedia Strategy as Penton moves to expand its online media portfolio.

Senior Executive Bonus and Termination Benefits

     As noted above, on June 21, 2004, Penton's Board of Directors announced the appointment of David B. Nussbaum as CEO of the Company. In addition to the Company's standard executive incentive and benefit package, Mr. Nussbaum received a signing bonus of approximately $1.7 million and 30,000 shares of Series M Preferred stock. In addition, the Board accelerated the vesting of 135,000 deferred shares granted to Mr. Nussbaum on February 3, 2004. Mr. Nussbaum used the net proceeds from his signing bonus and 288,710 shares of Penton common stock, which were returned to the Company, to repay his executive loan balance in full.

     On March 24, 2004, the Company announced that its Chairman and CEO, Thomas
L. Kemp, would be leaving the Company. Mr. Kemp's employment was terminated effective June 30, 2004, and on July 1, 2004,

Mr. Kemp and the Company signed a Separation Agreement and General Release. Mr. Kemp's separation agreement includes the following:

     - A lump-sum payment of approximately $2.3 million, of which $0.8 million has been placed in escrow. Included in this payment is severance of approximately $1.8 million per Mr. Kemp's employment agreement, $0.3 million related to performance units granted on May 22, 2003, and $0.2 million related to the settlement of Mr. Kemp's accrued supplemental executive retirement plan obligation;

     - The accelerated vesting of 100,000 stock options granted to Mr. Kemp prior to his termination making them immediately exercisable; and

     - The immediate vesting of 125,000 performance shares in accordance with the terms of his performance share agreement dated February 5, 2002.

     In addition, the Board and Mr. Kemp agreed upon a number of provisions related to Mr. Kemp's outstanding executive loan balance. The underlying goal of these provisions was to mitigate any tax exposure to the Company should the loan be discharged at a future date. Specifically, $0.8 million of the lump-sum payment described above has been placed in escrow and will be returned to Mr. Kemp only if he pays off the entire loan balance by its due date. Furthermore, Mr. Kemp has granted Penton a security interest in approximately 1.1 million shares of Penton common stock. These pledged securities could be transferred to Penton's ownership under certain circumstances and used to pay down the outstanding loan balance.

     On June 28, 2004, Mr. Kemp was granted 514,706 deferred shares that vested on January 3, 2005. In return for these shares, Mr. Kemp agreed to comply with the terms of certain restrictive covenants, including a non-compete and a non-solicitation covenant.

     At December 31, 2004, $2.7 million in termination benefits related to Mr. Kemp have been included in selling, general and administrative expenses on the consolidated statements of operations.

     On June 27, 2004, the Company announced that its President and Chief Operating Officer, Daniel J. Ramella, would be leaving the Company as part of a management restructuring plan. Mr. Ramella's employment was terminated effective June 30, 2004, and on July 1, 2004, Mr. Ramella and the Company signed a Separation Agreement and General Release agreement. Mr. Ramella's separation agreement includes the following:

     - A lump-sum payment of approximately $1.7 million. Included in this payment is severance of approximately $1.4 million per Mr. Ramella's employment agreement, $0.1 million related to performance units granted on May 22, 2003, and $0.2 million related to the settlement of Mr. Ramella's accrued supplemental executive retirement plan obligation;

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

     At December 31, 2004, $1.4 million in termination benefits related to Mr. Ramella were included in restructuring and other charges on the consolidated statements of operations.

PREFERRED STOCK LEVERAGE RATIO EVENT OF NON-COMPLIANCE

     At December 31, 2004, an event of non-compliance continues to exist under our Series C Preferred stock because the Company's leverage ratio of 11.8 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. Upon the occurrence of this event of non-compliance, the 5% per annum dividend rate on the convertible preferred stock increased by one percentage point as of April 1, June 30, September 28 and December 27,

2003 and March 26, 2004 to the current maximum rate of 10% per annum. The dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or the loan agreement. As such, there is no acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences have not resulted in any cash outflow from the Company.

     If the Company had been sold on December 31, 2004, the bondholders would have been entitled to receive $335.8 million and the Series C Preferred stockholders would have been entitled to receive $122.5 million before the common stockholders would have received any amounts for their common shares. The amount the Series C Preferred stockholders would be entitled to receive could increase significantly in the future under certain circumstances. Stockholders are urged to read the terms of the Series C Preferred stock carefully.

RESULTS OF OPERATIONS

     Since early 2001, the Company, like many of our customers and competitors, has been adversely impacted by the broad economic slowdown. The b-to-b media industry, in particular, has experienced severe declines as companies have reduced their overall marketing expenditures in response to the global economic slowdown and the resulting pressure on their businesses.

     The overall slowdown in b-to-b media has impacted our margins and operating income. As a result of sharply reduced revenues across our magazines and trade shows, we recorded special charges of $51.3 million, $57.3 million, and $239.7 million in 2004, 2003 (as restated) and 2002, respectively, primarily for asset impairments and restructuring and other costs resulting from our cost reduction initiatives and the closure of certain facilities.

REVENUES

     We recognize advertising revenues from Penton's trade magazines in the month the publications are mailed. Amounts received in advance of trade shows and conferences are deferred and recognized in the month the events are held. Online media revenues, primarily advertising revenues, are recognized in the period the obligation is fulfilled or delivered.

     Our magazines generate revenues primarily from the sale of advertising space. Our magazines are primarily controlled circulation and are distributed free of charge to qualified subscribers in our target industries. Subscribers to controlled-circulation publications qualify to receive our trade magazines by verifying their responsibility for specific job functions, including purchasing authority. We survey our magazine subscribers annually to verify their continuing qualification. Trade show exhibitors pay a fixed price per square foot of booth space. In addition, we receive revenues from attendee fees at trade shows and from exhibitor sponsorships of promotional media. Our conferences are supported by either attendee registration fees or marketer sponsorship fees, or a combination of each. Online media revenues are generated from a variety of sources, such as: advertising on Web sites, including search-engine advertising; sponsorship of Web conferences; advertising in and sponsorships of electronic newsletters; sponsorship of content on Web sites and in electronic books; and listings in online databases and directories.

     The following table summarizes our net revenues:

                                                     RESTATED            RESTATED
                                                     --------            --------
                                             2004      2003     CHANGE     2002     CHANGE
                                            ------   --------   ------   --------   ------
                                                            (IN MILLIONS)
Revenues..................................  $212.7    $206.0     3.2%     $234.9    (12.3)%

     As the general economy and many of the markets Penton serves strengthened in 2004, Penton's revenues stabilized. Overall revenues for the Company grew 3.2% in 2004, after a year-over-year decline of 12.3% in 2003 and double-digit declines in 2002 and 2001. Publishing revenues, which have experienced the most significant declines in the most recent economic downturn, stabilized in 2004, with a modest 2.9% decline compared with a 10.6% decline in 2003 over 2002. The Company's manufacturing titles experienced revenue growth in 2004, reversing declines in 2003. Magazines serving enterprise IT markets continued to struggle in 2004; however, we are beginning to see improvements in those titles in 2005.

     Mirroring b-to-b media industry trends, in-person media revenues improved by 16.2% in 2004 compared with a 22.0% revenue decline in 2003. Online media revenues expanded 27.0%, compared with 9.2% in 2003.

     Visibility continues to be somewhat limited for b-to-b magazine advertising, and marketers are continuing to direct greater portions of their expenditures toward a broader variety of media, particularly online media. As such, we are planning for modest growth in publishing revenues through the near term, and expect revenue growth rates for trade shows and conferences and online media to outpace publishing revenue growth in 2005.

     A summary of revenues by product for the year ended December 31, 2004 and 2003 are as follows (in thousands):

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                         RESTATED
                                                                2004       2003
                                                              --------   --------
Publishing..................................................  $143,648   $147,888
Trade Shows & Conferences...................................    51,391     44,209
Online Media................................................    17,624     13,880
                                                              --------   --------
  Total Revenues............................................  $212,663   $205,977
                                                              ========   ========

     Revenue trends within each segment are further detailed below in the segment discussion section.

2004 vs. 2003

     Total revenues increased $6.7 million, or 3.2%, from $206.0 million in 2003 (as restated) to $212.7 million in 2004. The increase was due primarily to an increase in trade show and conference revenues of $7.2 million, or 16.2%, from $44.2 million for 2003 to $51.4 million for 2004, and an increase in online media revenues of $3.7 million, or 27.0%, from $13.9 million for 2003 to $17.6 million for 2004. This increase was partially offset by a decrease in publishing revenues of $4.3 million, or 2.9%, from $147.9 million for 2003 (as restated) to $143.6 million for 2004.

     The $4.3 million, or 2.9%, decrease in publishing revenues was due primarily to decreases in advertising revenues and revenues from subscriptions and list rentals. The two primary reasons for the decrease in magazine revenues is the period-on-period decrease in our IT Media publications and the elimination of our Internet World magazine in June of 2003, which generated revenues of approximately $1.1 million in 2003.

     The $3.7 million, or 27.0%, increase in online media revenues was due primarily to increases in sponsorship revenues for electronic newsletters, Web conferences and sponsorships of content on Web sites and in electronic books. Period-on-period increases were realized by most of Penton's online media products, with Windows IT Pro, IndustryWeek and Business Finance electronic media generating the largest increases.

     The $7.2 million, or 16.2%, increase in trade show and conference revenues for 2004 compared with the same prior-year period was due primarily to an increase in sponsorship and attendee revenues offset by a decrease in exhibitor revenues from booth rentals. Increased trade show and conference revenues were due primarily to: (i) the improved revenue for two of our fall technology conferences -- SQL Server and ASP/VS Connections; (ii) the year-on-year results of a highly successful Natural Products Expo West show held in March 2004; (iii) the biannual Motion & Control event, which was held in the United Kingdom in 2004; and (iv) the year-on-year results of our Windows IT Pro roadshows.

     A summary of revenues by product for the year ended December 31, 2003 and 2002 are as follows (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                                      RESTATED
                                                              ------------------------
                                                                 2003          2002
                                                              ----------    ----------
Publishing..................................................   $147,888      $165,515
Trade Shows & Conferences...................................     44,209        56,707
Online Media................................................     13,880        12,713
                                                               --------      --------
  Total Revenues............................................   $205,977      $234,935
                                                               ========      ========

     Revenue trends within each segment are further detailed below in the segment discussion section.

2003 vs. 2002

     Total revenues decreased $28.9 million, or 12.3%, from $234.9 million in 2002 (as restated) to $206.0 million in 2003 (as restated). The decrease was due primarily to a decrease in publishing revenues of $17.6 million, or 10.6%, from $165.5 million in 2002 (as restated) to $147.9 million in 2003 (as restated) and a decrease in trade show and conference revenues of $12.5 million, or 22.0%, from $56.7 million in 2002 to $44.2 million in 2003. Online media revenues increased $1.2 million, or 9.2%, from $12.7 million in 2002 to $13.9 million in 2003. Included in revenues for 2002 were publishing revenues of $1.3 million, trade show and conference revenues of $5.4 million and online media revenues of $0.8 million associated with properties sold in December 2002, which were not classified as discontinued operations.

     The $17.6 million decrease in publishing revenues was due primarily to a decrease in our Industry and Technology segments. Our manufacturing and design/engineering portfolios accounted for $6.9 million of the decrease, while our Internet technology, electronics and enterprise information technology portfolios accounted for an additional $11.9 million of the decrease. The decrease was offset by improvements in our Germany operations publications. Overall, advertising revenues accounted for 9.0% of the 10.6% publishing revenue decrease as companies remained cautious about their marketing budgets. Subscription revenues, which represent about 6.5% of our total 2003 publishing revenues, decreased by approximately $1.7 million when compared with 2002. List rental revenues and licensing revenues also showed declines in 2003 when compared with 2002.

     The $12.5 million decrease in our trade show and conference revenues was due primarily to a decrease of $12.4 million in our Technology segment and a decrease of $2.7 million in our Industry segment. These declines were partially offset by revenue improvements in our Lifestyle segment of $0.9 million and an increase in our Retail segment of $1.7 million. Exhibitor revenues, which represent about 69.0% of 2003 trade show and conference revenues, declined nearly 24.2%, due primarily to a decrease in booth rentals. Exhibitor cancellation revenues declined $3.3 million from $4.5 million in 2002 to $1.2 million in 2003. Attendee revenues declined nearly $1.9 million; however, sponsorship revenues more than offset this decrease.

     The $1.2 million increase in online media revenues was due primarily to an increase in our International segment of $1.0 million and an increase in our Industry segment of $0.4 million, offset by a decrease of $0.2 million in our Technology segment. Most of the increase in online media revenues was due to increases in electronic newsletters and Web conferences.

EDITORIAL, PRODUCTION AND CIRCULATION

                                                   2004     2003     CHANGE     2002     CHANGE
                                                   -----    -----    ------    ------    ------
                                                                  (IN MILLIONS)
Editorial, production and circulation............  $93.7    $92.6     1.2%     $103.9    (10.9)%
Percent of revenues..............................   44.1%    45.0%               44.2%

     Our editorial, production and circulation expenses include personnel costs, purchased editorial costs, exhibit hall costs, online media costs, postage charges, circulation qualification costs and paper costs. The increase in editorial, production and circulation expenses for the year ended 2004 compared with the same period in 2003 primarily reflect costs associated with our biannual Motion & Control event which was held in 2004; costs associated with a full year of Logistics Today, which was launched in September 2003; and costs associated with an increase in the number of roadshows held during 2004. These cost increases were partially offset by lower headcount and personnel-related costs, lower postage costs, and lower paper and printing costs. Expenses in 2003 include some costs attributable to unprofitable properties, which have been eliminated, particularly Internet World magazine.

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

SELLING, GENERAL AND ADMINISTRATIVE

                                                          RESTATED              RESTATED
                                                 2004       2003      CHANGE      2002      CHANGE
                                                 -----    --------    ------    --------    ------
                                                                   (IN MILLIONS)
Selling, general and administrative............  $89.2     $89.5       (0.3)%    $119.5     (25.1)%
Percent of revenues............................   42.0%     43.4%                  50.9%

     Our selling, general and administrative ("SG&A") expenses include personnel costs, independent sales representative commissions, product marketing and facility costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems, and communications. The decrease in SG&A expenses for the year ended December 31, 2004 compared with the same period in 2003 was due primarily to a $2.7 million charge related to executive separation costs for Mr. Kemp, who left the Company on June 30, 2004; a signing bonus of $1.7 million paid to Mr. Nussbaum (net of a reversal of $1.1 million related to Mr. Nussbaum's executive loan); and $0.4 million in other executive-related separation costs. These additional costs were partially offset by the restructuring efforts undertaken in 2003 and 2004, which have resulted in lower headcount and personnel-related costs and lower facility costs.

     The decrease in SG&A expenses for 2003 compared with 2002 was due primarily to cost savings associated with additional office closings completed in the second half of 2002 and in 2003 as well as other facility cost reductions; additional staff reductions completed in 2002 and 2003; continued cost reductions across all corporate functions; continued division overhead cost reduction; a pension plan curtailment gain of $2.2 million recognized in 2003; reduced marketing expenses; and the sale of properties in December 2002, which were not classified as discontinued operations. These properties accounted for $5.1 million of the decrease.

IMPAIRMENT OF ASSETS

                                                       2004    2003    CHANGE    2002    CHANGE
                                                       -----   -----   ------   ------   ------
                                                                    (IN MILLIONS)
Impairment of assets.................................  $39.7   $43.8    (9.4)%  $223.4   (80.4)%

2004 IMPAIRMENTS

     During the third quarter of 2004, the Company completed its annual goodwill impairment review in accordance with SFAS 142, which resulted in a non-cash charge of $37.8 million and reduced the carrying value of goodwill for two reporting units in our Technology segment and one reporting unit in our International segment. As a result of the impairment of goodwill for three of our seven reporting units, the Company also completed an assessment at September 30, 2004 of its other intangibles in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), and recorded a non-cash charge of $1.9 million. The 2004 goodwill impairment charge is due primarily to lower than expected future cash flows in two of our reporting units in our Technology segment and by lower than expected future cash flows in our International segment. Impaired long-lived assets in 2004 relate to exhibitor lists and advertising relationships in our Information Technology market due to lower than expected revenues and lower retention rates.

2003 IMPAIRMENTS

     During the third quarter of 2003, we completed our annual impairment test of goodwill and other intangible assets under the provisions of SFAS 142 and recorded a non-cash charge of $37.6 million related to the reduction of the carrying value of goodwill in three of our seven identified reporting units. We utilized a third-party valuation company to assist management in determining the fair value of the reporting units. Two of the reporting units are part of our Technology segment and one of the reporting units is part of our Retail segment. The fair value of our reporting units was determined using the income approach, which is similar to the discounted cash flows approach.

     Due to the impairment of goodwill in three of our seven reporting units, as noted above, we also completed an assessment in accordance with SFAS 144 at September 30, 2003 (as restated) and recorded non-cash charges of $6.2 million. These charges primarily relate to the write-off of trade names and advertiser relationships for properties in our Technology segment. The fair value of the asset groups was determined using the income approach.

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

PROVISION FOR LOAN IMPAIRMENT

                                                         2004   2003   CHANGE    2002    CHANGE
                                                         ----   ----   -------   -----   ------
                                                                     (IN MILLIONS)
Provision for loan impairment..........................  $1.7   $7.6   (77.4)%   $ --     n/m

     EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44," requires that once a Company forgives all or part of a recourse note it must consider all other existing recourse notes as nonrecourse prospectively (variable accounting). Consequently, the Company recognized $0.1 million in additional paid-in capital in excess of par equal to the fair market value of the stock issued in conjunction with the establishment of the executive loans. In addition, the Company recorded a $1.8 million provision for loan impairment on the remaining unreserved loan balance.

Additionally, the Company reversed the $1.1 million reserve established in June 2003 related to Mr. Nussbaum's loan against his signing bonus of $1.7 million, which was recorded in selling, general and administrative expenses on the consolidated statements of operations. Going forward, all future awards exercised with recourse notes shall be presumed to be exercised with nonrecourse notes with any dividends recorded as compensation expense and interest recorded as part of the exercise price.

     At December 31, 2004 and 2003, the outstanding loan balance due under the Executive Loan Program was approximately $5.8 million and $9.5 million, respectively. The loan balance, net of amounts reserved of $5.8 million and $7.6 million at December 31, 2004 and 2003, respectively, is classified in the stockholders' deficit section of the consolidated balance sheets as notes receivable from officers. At December 31, 2004, all executive loans are fully reserved for.

     During the second quarter of 2003, the Company determined that certain executives would probably be unable to repay a significant portion of the outstanding balance due under their executive loans without a significant recovery in the Company's stock price. Consequently, the Company recorded a provision for loan impairment in the amount of $7.6 million, reflecting the amount by which the carrying value of each individual's loan exceeded the underlying estimated fair value of the assets available to repay the loan. The Company will recognize any recoveries of amounts reserved only upon payment of the loans. The notes are full recourse loans, and the Company intends to pursue collection of all amounts when due. In addition to the factors noted above, additional considerations in determining whether a reserve was necessary included the delisting of the Company's common stock from the NYSE in the second quarter and the continued uncertainty of an economic recovery in the markets served by the Company.

RESTRUCTURING CHARGES

                                                             RESTATED
                                                      2004     2003     CHANGE   2002    CHANGE
                                                      ----   --------   ------   -----   -------
                                                                    (IN MILLIONS)
Restructuring and other charges.....................  $6.2     $5.9      4.6%    $15.4   (61.8)%
Percent of revenues.................................   2.9%     2.9%               6.6%

     Commencing in 2001 with the effects of the economic slowdown and continuing through 2004, we implemented a number of cost reduction initiatives to more closely align our cost structure with the current business environment. In 2004, 2003 (as restated) and 2002 (as restated), operating costs, as reported in the consolidated statement of operations, were reduced by $1.3 million, $39.7 million and $96.9 million, respectively. Specific actions taken are as follows:

     - Reduced staffing levels by approximately 1,000 positions through terminations and attrition;

     - Shut down or consolidated more than 30 facilities worldwide;

     - Reduced benefit costs by increasing employee contributions for health care;

     - Froze the benefits of the Company's defined benefit pension plan and supplemental executive retirement plan;

     - Suspended the Company match for our defined contribution plan;

     - Eliminated unprofitable properties;

     - Restructured various under-performing events by either eliminating these events or by co-locating them with other events and realigning management structures;

     - Sold non-core and non-strategic properties;

     - Reduced the production cost of various under-performing magazines through process improvements, automation of pre-press work, new printing contracts and selective reduction in frequency and circulation levels;

     - Commenced a plan to centralize all information technology and accounting services; and

     - Effectively outsourced various corporate and divisional functions.

     The Company is actively attempting to sublease all vacant facilities. For facilities that the Company no longer occupies and which have not yet been subleased, management makes assumptions to estimate sublease income, including the number of years a property will be subleased, square footage, market trends, property location and the price per square foot based on discussions with realtors and/or parties that have shown interest in the space. The Company records estimated sublease income as a credit to restructuring and other charges in the consolidated statements of operations.

     Personnel costs include payments for severance, benefits and outplacement services.

     For a more detailed discussion of activity under our restructuring plans, including adjustments, see Note 16 -- Business Restructuring Charges, in the notes to consolidated financial statements included herein.

2004 RESTRUCTURING CHARGES

     In 2004, the Company restructured its operations by flattening its organizational structure as well as implementing other cost-saving strategies, recording restructuring charges of $5.2 million. The following sets forth details concerning the principal components of this charge:

     - Personnel costs of $4.7 million are associated with the elimination of 68 positions, including several executive positions, primarily in the United States. Approximately 93% of the eliminated positions are in the United States, with the remainder primarily in the United Kingdom. As of December 31, 2004, the elimination of 67 positions and payments of $4.0 million had been completed.

     - Office closure costs of $0.1 million relate primarily to the closure of a warehouse in Colorado.

     - Other exit costs of $0.4 million relate primarily to the cancellation of an agreement with a former employee to provide trade show and conference services to selected Penton events.

2003 RESTRUCTURING CHARGES

     In order to meet continued revenue challenges in 2003, the Company recorded restructuring charges of $4.7 million. The following sets forth detail concerning the principal components of this charge:

     - Personnel costs of $2.7 million (as restated) are associated with the elimination of 85 positions, of which 79 position eliminations and payments of $1.1 million were completed by year end 2003 with the remainder completed in 2004. Approximately 91% of the positions eliminated are in the United States, with most of the remaining positions in the United Kingdom.

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

     Included in restructuring and other charges in 2003 are approximately $0.6 million related to our 401(k) plan for employees who had rescissionary rights and $0.8 million related to legal fees written off related to the Alidina suit.

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

     - Office closure costs of $5.1 million related to nine offices primarily in the United States. These amounts were offset by approximately $1.7 million related to two facilities that were subleased in 2002. Adjustments of $1.2 million primarily relate to escalation provisions, which had not been taken into consideration when the original 2002 liability was recorded.

     - Other exit costs of $1.6 million include contractual obligations associated with cancellation of certain trade show venues, hotel contracts and service agreements.

2001 RESTRUCTURING CHARGES

     During 2001, we recorded restructuring charges of $19.8 million. The following sets forth additional detail concerning the principal components of this charge:

     - Personnel costs of $6.8 million were associated with the elimination of over 400 positions. The elimination of all positions and related payments were completed in 2003. Approximately 84% of the positions eliminated were in the United States, with most of the remaining positions in the United Kingdom and Germany.

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

SUMMARY OF RESTRUCTURING ACTIVITIES

     The following table summarizes the restructuring activity for the years ended December 31, 2004, 2003 and 2002 (in thousands):

                                                  SEVERANCE
                                                  AND OTHER        FACILITY        OTHER
                                               PERSONNEL COSTS   CLOSING COSTS   EXIT COSTS    TOTAL
                                               ---------------   -------------   ----------   --------
2001 charges.................................      $ 6,774          $ 8,669       $ 4,364     $ 19,807
2001 adjustments.............................          (23)              --          (994)      (1,017)
2001 cash payments...........................       (4,468)            (267)       (2,423)      (7,158)
                                                   -------          -------       -------     --------
Accrual at December 31, 2001.................        2,283            8,402           947       11,632
2002 charges.................................       10,344            3,421         1,648       15,413
2002 adjustments.............................           65            1,246          (363)         948
2002 cash payments...........................       (7,569)          (2,283)       (1,217)     (11,069)
                                                   -------          -------       -------     --------
Accrual at December 31, 2002.................        5,123           10,786         1,015       16,924
2003 charges.................................        2,736            1,505           661        4,902
2003 adjustments.............................          (18)             (17)          (10)         (45)
2003 cash payments...........................       (6,044)          (3,273)         (965)     (10,282)
                                                   -------          -------       -------     --------
Accrual at December 31, 2003 (as restated)...        1,797            9,001           701       11,499
2004 charges.................................        4,752               51           364        5,167
2004 adjustments.............................          116              657           255        1,028
2004 cash payments...........................       (5,830)          (2,217)         (903)      (8,950)
                                                   -------          -------       -------     --------
Accrual at December 31, 2004.................      $   835          $ 7,492       $   417     $  8,744
                                                   =======          =======       =======     ========

     At December 31, 2004, the Company had an accrued restructuring balance of $8.7 million. We expect to make cash payments in 2005 of approximately $3.3 million, comprised of $0.7 million for employee separation costs, $2.2 million for lease obligations and $0.4 million for other contractual obligations. The balance of severance costs will be paid through 2007. We expect to pay the balance of facility costs, primarily long-term leases, through the end of the respective lease terms, which extend through 2013. Amounts due within one year of approximately $2.7 million and $3.7 million at December 31, 2004 and December 31, 2003, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $6.0 million and $7.6 million at December 31, 2004 and December 31, 2003, respectively, are included in other non-current liabilities on the consolidated balance sheets.

     The Company expects to realize sufficient savings from its 2004 restructuring efforts to recover the employee termination costs by July 31, 2005. Savings from terminations of contracts and lease costs will be realized over the estimated lives of the contracts or leases.

LOSS ON SALE OF PROPERTIES

     In December 2004, the Company completed the sale of 70% of its interest in PM Germany for a loss on sale of $0.9 million. At December 31, 2004, the Company retains a 15% interest in PM Germany, which is accounted for using the cost method, as the Company does not exercise significant influence. See Note 3 -- Disposals, in the notes to consolidated financial statements included herein.

     In 2002, we recognized a $0.9 million loss from the sale of four properties in December 2002, including Streaming Media, Boardwatch and ISPCON, which were part of our Technology segment, and A/E/C, which was part of our Industry segment.

DEPRECIATION AND AMORTIZATION

                                                       2004    2003    CHANGE    2002    CHANGE
                                                       -----   -----   ------    -----   ------
                                                                    (IN MILLIONS)
Depreciation and amortization........................  $10.8   $13.8   (22.1)%   $19.3   (28.6)%
Percent of revenues..................................    5.1%    6.7%              8.2%

     The decrease in depreciation and amortization for 2004 compared to 2003 is due to lower amortization expense related to intangible assets of properties sold in January 2003, as well as the write-off of approximately $1.9 million and $6.2 million of intangibles in the third quarter of 2004 and 2003 (as restated), respectively.

     The decrease in depreciation and amortization for 2003 compared to 2002 is due to lower amortization expense related to intangible assets of properties sold in December 2002 and January 2003, as well as the write-off of approximately $6.2 million and $20.0 million of intangibles in the third quarter of 2003 (as restated) and 2002, respectively.

OTHER INCOME (EXPENSE)

     Other income (expense) consists of the following:

                                                     2004     2003    CHANGE     2002    CHANGE
                                                    ------   ------   ------    ------   ------
                                                                   (IN MILLIONS)
Interest expense..................................  $(38.0)  $(39.7)   (4.2)%   $(38.2)    3.9%
Interest income...................................  $  0.3   $  0.5   (46.8)%   $  0.8   (31.9)%
Other, net........................................  $  0.1   $ (0.7)    n/a     $  1.1     n/a

     Interest expense for 2004 does not include any unusual or one-time items. Included in interest expense in 2003 is approximately $0.9 million related to the write-off of unamortized financing fees associated with the commitment reduction of our credit facility revolver in January 2003 from $40.0 million to $20.1 million. Also included in interest expense in 2003 is approximately $1.0 million related to the write-off of unamortized financing fees associated with the replacement of our senior secured credit facility in August 2003 with a new four-year loan agreement (see Item 1 Business -- Recent Developments and Note
7 -- Debt). Included in interest expense in 2002 is approximately $0.7 million related to the write-off of unamortized financing fees associated with the commitment reduction of our credit facility revolver from $185.0 million to $40.0 million in March 2002 and approximately $1.4 million related to hedging activities. The increase in interest expense comparing 2003 and 2002 also reflects the higher weighted-average interest rate.

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

TAXES

     In 2004 and 2002 (as restated), the Company recorded a benefit for income taxes of $0.1 million and $30.4 million, respectively. The Company recorded a provision for income taxes of $6.8 million in 2003 (as restated). The Company recorded valuation allowances to offset their respective annual income tax benefits from operations as well as the amount by which their deferred tax assets exceeded their deferred tax liabilities, excluding the deferred tax liability related to indefinite-lived intangibles as of 2004, 2003, and 2002. The effective tax rates for 2004 and 2003 were a benefit of 0.1% and a provision of 7.8%, respectively. The change in the effective tax rate for 2004 is due to the Company realizing a tax benefit related to the reversal of approximately $2.9 million of contingent liabilities for which the statutes of limitations have expired.

     The effective tax rates for 2003 and 2002 were a provision of 7.8% and a benefit of 10.7%, respectively. The change in the effective tax rate for 2003 is due to the net operating loss available for carryforward being offset by a valuation allowance for the Company's net deferred tax assets and net operating loss carryforwards not expected to be utilized. The difference in the effective tax rate between the periods is due to the establishment of the valuation allowance in the third quarter of 2002.

     The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is probable that our positions will be sustained when challenged by the taxing authorities. As of December 31, 2004 we had not recognized tax benefits of approximately $2.2 million relating to various state tax positions. Should the ultimate outcome be unfavorable, we would be required to make a cash payment for all tax reductions claimed as of that date.

DISCONTINUED OPERATIONS

                                                         2004   2003   CHANGE   2002    CHANGE
                                                         ----   ----   ------   -----   ------
                                                                    (IN MILLIONS)
Discontinued operations................................  $ --   $0.7    n/m     $(3.3)   n/m
Percent of revenues....................................   n/a    0.4%            (1.4)%

     Discontinued operations for all periods presented include the results of PM Australia, which was sold in December 2002, and the results of PTS, which was sold in January 2003. PM Australia was part of our Technology segment, and PTS was part of our Industry segment.

     The $0.7 million of income recognized for 2003 was due primarily to a gain of approximately $1.4 million associated with the sale of PTS, offset by one month of operations for PTS and settlement costs for certain pending lawsuits related to PM Australia. The loss from discontinued operations in 2002 of $3.3 million is due primarily to PTS where revenues decreased from $12.7 million in 2001 to $8.7 million in 2002. The revenue decrease was due primarily to the significant economic slowdown, which started in 2001, was exacerbated by the events of September 11, 2001, and continued through all of 2002. The loss from discontinued operations in 2002 also included $1.0 million related to restructuring charges and $0.6 million related to the loss from the sale of PM Australia in December 2002.

SEGMENTS

     As of July 2004, Mr. Nussbaum is Penton's chief operating decision maker. Mr. Nussbaum and the executive team assess and manage the Company's operations differently than the prior management team, resulting in a change in the Company's reportable segments effective in the third quarter of 2004. As a result of this change in reportable segments, all prior periods have been recast to conform with the new segment format.

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

     The executive management team evaluates performance of the segments based on revenues and adjusted segment EBITDA. As such, in the analysis that follows, we have used adjusted segment EBITDA, which we define as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, executive separation costs, impairment of assets, restructuring charges, provision for loan impairment, (gain) loss on sale of properties, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. See Note 18 - Segment Information, in the notes to consolidated financial statements included herein, for a reconciliation of total adjusted segment EBITDA to loss from continuing operations before income taxes and cumulative effect of accounting change.

     Financial information by segment for 2004, 2003 and 2002, adjusted for discontinued operations, is summarized as follows (in thousands):

                                                                                          ADJUSTED SEGMENT
                                  REVENUES                ADJUSTED SEGMENT EBITDA          EBITDA MARGIN
                       ------------------------------   ----------------------------   ----------------------
                         2004       2003       2002      2004       2003      2002     2004     2003     2002
                       --------   --------   --------   -------   --------   -------   ----   --------   ----
                                       RESTATED                        RESTATED
Industry.............  $ 74,729   $ 75,225   $ 82,224   $20,351   $18,928    $20,580   27.2%    25.2%    24.8%
Technology...........    62,443     61,743     81,882    12,258     8,876      4,359   19.6%    14.4%     5.3%
Lifestyle............    36,223     31,756     30,256    14,141    11,571     10,528   39.0%    36.4%    34.8%
Retail...............    20,943     19,936     19,555     5,543     5,432      4,905   26.5%    27.2%    25.1%
International........    18,325     17,317     21,018       117       697        436    0.6%     4.0%     2.1%
                       --------   --------   --------   -------   -------    -------
Total................  $212,663   $205,977   $234,935   $52,410   $45,504    $40,808   24.6%    22.1%    17.4%
                       ========   ========   ========   =======   =======    =======

INDUSTRY

     Our Industry segment, which represented 35.2%, 36.5% and 35.0% of total Company revenues for 2004, 2003 and 2002, respectively, serves customers in the manufacturing, design/engineering, mechanical systems/construction, and government/compliance industries. For the years ended December 31, 2004, 2003 and 2002, respectively, 92.7%, 94.8% and 93.6% of this segment's revenues were generated from publications, 2.8%, 2.4% and 4.3% from trade shows and conferences, and 4.5%, 2.8% and 2.1% from online media and ancillary sources.

     As part of our product portfolio restructuring initiative in 2002, the Company completed the sale of its A/E/C trade shows in December 2002 and its PTS trade shows in January 2003, both of which were part of our Industry segment. PTS was included as a component of discontinued operations in the accompanying consolidated statements of operations, while A/E/C did not qualify for discontinued operations treatment. We continually respond to opportunities in the Industry markets we serve by developing new products that serve our customers' changing information and marketing needs. We expect to introduce new products in 2005.

2004 vs. 2003

     Revenues for this segment decreased $0.5 million, or 0.7%, from $75.2 million for the year ended December 31, 2003 to $74.7 million for the same period in 2004. The decrease was due primarily to lower publication revenues of $2.1 million partially offset by improved online media revenues of $1.3 million and an increase in trade show and conference revenues of $0.3 million. Lower publishing revenues were due primarily to lower advertising revenues from our government/compliance group. The increase in online media revenues was primarily from year-on-year improvements in our manufacturing, government/compliance and design/engineering Web sites. The IndustryWeek Web site in our manufacturing unit increased by 77.1% when comparing the year ended December 31, 2003 to the same period in 2004. The increase in trade show and conferences revenues was attributed to our Comfortech HVAC conference, which showed a 25.9% year-on-year revenue increase.

     Adjusted segment EBITDA for our Industry portfolio increased $1.4 million, or 7.5%, from $18.9 million for the year ended December 31, 2003 to $20.4 million for the same period in 2004. This increase is due to our online media products, which increased by $1.0 million, and our trade shows and conferences, which increased $0.6 million. These increases were partially offset by a decrease of $0.2 million in publishing. The increase in adjusted segment EBITDA margins was due primarily to cost reduction efforts.

2003 vs. 2002

     Revenues for this segment decreased $7.0 million, or 8.5%, from $82.2 million in 2002 to $75.2 million in 2003. The decrease was due primarily to lower revenues from publications of $5.5 million and lower revenues from trade shows and conferences of $1.8 million. Online media revenues increased $0.3 million from $1.8 million in 2002 to $2.1 million in 2003. Print advertising in our design/engineering and government portfolios contributed most significantly to the declines in publishing revenues in 2003; these portfolios accounted for approximately $4.2 million of the decrease. The decrease in trade show and conference revenues was due primarily to the loss of approximately $1.7 million in revenues that were associated with the A/E/C trade shows, which were sold in December 2002.

     Adjusted segment EBITDA for our Industry portfolio decreased $1.7 million, or 8.0%, from $20.6 million in 2002 to $18.9 million in 2003. Industry publications decreased $2.0 million, while trade shows and conferences decreased $0.1 million. These decreases were partially offset by an increase of $0.4 million in the segment's online media portfolio. The improvement in adjusted segment EBITDA margins was due primarily to the improvement of online media.

TECHNOLOGY

     Our Technology segment, which represented 29.4%, 30.0% and 34.9% of total Company revenues in 2004, 2003 (as restated) and 2002, respectively, serves customers in the business technology, enterprise information technology, electronics, and aviation markets. For the years ended December 31, 2004, 2003 (as restated) and 2002, respectively, 63.5%, 71.1% and 68.2% of this segment's revenues were generated from publications, 16.6%, 12.5% and 19.2% from trade shows and conferences, and 19.9%, 16.4% and 12.6% from online media and ancillary sources.

     As part of our product portfolio restructuring initiative in 2002, the Company completed the sale of three properties and discontinued one property in this segment. These properties include Streaming Media, Boardwatch, ISPCON and PM Australia. PM Australia was included as a component of discontinued operations in the accompanying consolidated statements of operations, while Streaming Media, Boardwatch and ISPCON did not qualify for discontinued operations treatment. The elimination of these properties improved the adjusted EBITDA of our Technology segment in 2003. We are continually looking for opportunities in the Technology segment to develop new products.

2004 vs. 2003

     Revenues for this segment increased $0.6 million, or 1.0%, from $61.8 million for the year ended December 31, 2003 (as restated) to $62.4 million for the same period in 2004. The increase was due primarily to higher trade show and conference revenues of $2.7 million and higher online media revenues of $2.3 million, offset by a decrease in publishing revenues of $4.4 million. The increase in trade show and conference revenues was due primarily to an increase of $1.4 million or 66.5% in Windows IT Pro roadshow revenues in 2004 compared with 2003. The fall ASP/VS Connections and SQL server conferences, which are both IT Media events, contributed a $1.5 million increase over 2003 revenues. The increase in online media revenues was due to year-over-year improvements in Windows online custom media, the Windows Web sites, Business Finance webcasts and eMedia in our Electronics OEM group. The decrease in the segment's publishing revenues was due partially to a decline in our Windows IT Pro and e-Pro magazines of $3.3 million, and the elimination of over $1.1 million in revenues related to our Internet World magazine. Internet World was discontinued in 2003. e-Pro was discontinued in May 2004.

     Adjusted segment EBITDA for our Technology portfolio increased $3.4 million, or 37.3%, from $8.9 million for the year ended December 31, 2003 (as restated) to $12.3 million for the same period in 2004. The increase was attributable to online media of $2.0 million and trade shows and conferences of $2.1 million. Overhead costs for the segment also improved by $0.5 million. These improvements were partially offset by a decline of $1.2 million in the segment's publications. The increase in adjusted segment EBITDA margins was due to cost reduction efforts taken.

2003 vs. 2002

     Revenues for this segment decreased $20.1 million, or 24.5%, from $81.9 million in 2002 (as restated) to $61.8 million in 2003 (as restated). The decrease was due primarily to lower revenues from publications of $11.8 million and lower revenues from trade shows and conferences of $8.1 million. Consistent with most b-to-b technology media, Penton's products suffered through a third full year of difficult conditions in 2003. Our print media serving the enterprise information technology and electronics OEM portfolios experienced the greatest market challenges. Online media revenues decreased $0.2 million from $10.3 million in 2002 to $10.1 million in 2003.

     Adjusted segment EBITDA for our Technology portfolio increased $4.5 million, or 103.6%, from $4.4 million in 2002 (as restated) to $8.9 million in 2003 (as restated). Trade shows and conferences accounted for $3.3 million of the increase, while general and administrative and facility costs improved by $1.9 million. These improvements were partially offset by a decrease in the segment's publications of $0.5 million and a decrease in online media of $0.2 million. The significant adjusted segment EBITDA increase for trade shows and conferences and the lower general and administrative and facility costs were due primarily to our restructuring activities taken in 2002 and 2003.

LIFESTYLE

     Our Lifestyle segment, which represented 17.0%, 15.4% and 12.9% of total Company revenues in 2004, 2003 and 2002, respectively, serves customers in our natural products industry sector. Products in this sector serve the natural and organic products and nutraceuticals markets, including producers of raw materials, manufacturers, distributors and retailers. For the years ended December 31, 2004, 2003, and 2002, respectively, 33.4%, 34.8% and 36.4% of this segment's revenues were generated from publications and 66.6%, 65.2% and 63.6% from trade shows and conferences.

2004 vs. 2003

     Revenues for this segment increased $4.5 million, or 14.1%, from $31.7 million for the year ended December 31, 2003 to $36.2 million for the same period in 2004. Trade shows and conferences accounted for $3.4 million of the increase and publishing revenues accounted for $1.0 million. The increase in our Lifestyle segment was due primarily to the success of the Natural Products Expo West and East events, which were held in the first and fourth quarter of 2004, respectively. Natural Products Expo West experienced a 20.2% year-over-year increase in revenues and the East event had a 15.0% year-over-year improvement in revenues. Publishing revenues in the segment also grew, with improvements experienced by Delicious Living and The Natural Foods Merchandiser magazines.

     Adjusted segment EBITDA for the Lifestyle segment increased $2.6 million, or 22.2%, from $11.6 million for the year ended December 31, 2003 to $14.1 million for the same period in 2004. Trade shows and conferences accounted for $2.0 million and publications accounted for $1.4 million of the increase, offset by $0.8 million higher overhead costs.

2003 vs. 2002

     Revenues for this segment increased $1.5 million in 2003 when compared with 2002. The Natural Products Expo East and the Natural Products Expo West trade shows accounted for all of this increase as publication revenues in 2003 were flat with 2002.

     Adjusted segment EBITDA for the Lifestyle segment increased $1.1 million to $11.6 million in 2003, from $10.5 million in 2002. Trade shows and conferences increased $1.0 million, from $10.9 million in 2002 to $11.9 million in 2003. Publications for this segment were flat when compared with 2002. Adjusted segment EBITDA margins improved from 34.8% in 2002 to 36.4% in 2003, due primarily to stable revenues and cost reduction measures taken in 2003.

RETAIL

     Our Retail segment, which represented 9.8%, 9.7% and 8.3% of total Company revenues for 2004, 2003 and 2002, respectively, serves customers in the food/retail and hospitality sectors. Revenues for this segment are primarily generated from publishing sales, which comprised approximately 92.4%, 90.0% and 91.1% of total 2004, 2003 and 2002 revenues, respectively. Trade shows and conferences make up a majority of the remaining revenues for this segment, while online media revenues generated $0.3 million, $0.4 million and $0.4 million in revenues in 2004, 2003 and 2002, respectively.

2004 vs. 2003

     Revenues for this segment increased $1.0 million, or 5.0%, from $19.9 million for the year ended December 31, 2003 to $20.9 million for the same period in 2004. The increase was due primarily to year-over-year revenue improvements in our Restaurant Hospitality and Lodging Hospitality magazines offset by lower year-on-year revenues from our Convenience Store Decisions magazine, slightly lower trade show and conference revenues, and a modest decline in online media revenues.

     Adjusted segment EBITDA for the Retail segment remained flat for the year ended December 31, 2003 compared with the same period in 2004. Although EBITDA for publications increased by $1.2 million due to revenue increases noted above, these improvements were offset by a slight decrease from trade shows and conferences and higher overhead costs.

2003 vs. 2002

     Revenues for this segment increased $0.4 million, or 1.9%, from $19.6 million in 2002, to $19.9 million in 2003. This increase was due primarily to an increase in trade show and conference revenues of $0.3 million and an increase in publishing revenues of $0.1 million. Online media revenues remained flat.

     Adjusted segment EBITDA for the Retail segment increased $0.5 million, or 10.7%, from $4.9 million in 2002 to $5.4 million in 2003. Publications and trade shows and conferences accounted for $0.2 million and $0.3 million of the increase, respectively. Online media remained flat. Improvements across the board were due to higher revenues and cost reduction measures taken, including staff reductions, office closings, and process improvements.

INTERNATIONAL

     Our International segment represented 8.6%, 8.4% and 8.9% of total Company revenues for 2004, 2003 and 2002, respectively, serves customers in the European markets. For the year ended December 31, 2004 and 2003, respectively, 18.0%, 24.4% and 15.7% of this segment's revenues were generated from publications, 74.0%, 68.4% and 83.0% from trade shows and conferences, and 8.0%, 7.2% and 1.3% from online media products.

2004 vs. 2003

     Revenues for this segment increased $1.0 million, or 5.8%, from $17.3 million for the year ended December 31, 2003 to $18.3 million for the same period in 2004. The increase was due primarily to an improvement in trade show and conference revenues of $1.7 million and an increase in online media revenues of $0.2 million, offset by a decrease in publishing revenues of $0.9 million. The increase in trade show and conference revenues was due primarily to our biannual Motion & Control event, which was held in 2004, and the year-on-year improvement of trade shows and conferences produced in Germany. The increase in online media revenues was due primarily to the launch of our Service Management Online 365 virtual event in 2004. The decrease in publishing revenues was due primarily to our German operations, which discontinued a number of magazines in 2004.

     Adjusted segment EBITDA for the International segment decreased $0.6 million, or 83.2%, from $0.7 million for the year ended December 31, 2003 to $0.1 million for the same period in 2004. The decrease was due primarily to year-over-year performance declines of European trade shows and conferences. This trend has continued into the first quarter of 2005. The Company may be required to record additional impairment charges in addition to those already taken in 2004, if this trend continues.

2003 vs. 2002

     Revenues for this segment decreased $3.7 million, or 17.6%, from $21.0 million for the year ended December 31, 2002 to $17.3 million for the same period in 2003. The decrease was due primarily to a decline in trade show and conferences revenues of $5.6 million. These decreases were partially offset by an increase in online media revenues of $1.0 million and an increase in publishing revenues of $0.9 million. The decrease in trade show and conferences revenues was due primarily to our Internet World Berlin trade show and the sale of our ISPCON London trade show. Also contributing to the decrease was our biannual Motion & Control event, which was held in 2002 and not in 2003. The increase in online media revenues is due primarily to the launch of our iSeries Online in 2003. The increase in publishing was due primarily to our German operations.

     Adjusted segment EBITDA for the International segment increased $0.3 million, or 59.7%, from $0.4 million for the year ended December 31, 2002 to $0.7 million for the same period in 2003. The increase was due primarily to the increase in online products and overhead cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

     At December 31, 2004, our principal sources of liquidity are our existing cash reserves of $7.7 million and available borrowing capacity under our credit facility of $39.7 million.

     In February 2005, we repurchased $5.5 million of our 10 3/8% senior subordinated notes for $3.9 million, including $0.1 million of accrued interest, using excess cash on hand. The notes were purchased in the open market and were trading at 69% of their par value at the time of purchase. The repurchase is expected to reduce interest costs by approximately $0.6 million annually. We may from time to time seek to retire additional outstanding debt through cash purchases on the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

     Our cash requirements for the next 12 months are primarily to fund:

     - operations;

     - debt service costs, which are expected to be approximately $36.3 million in 2005;

     - capital expenditures of approximately $1.5 million;

     - payments related to our business restructuring initiatives of approximately $3.3 million, comprising $0.7 million for employee separation costs, $2.2 million for lease obligations and $0.4 million for other contractual obligations; and

     - contributions totaling $1.6 million to our employees' Retirement and Savings Plan accounts. No cash contributions are expected to be made in 2005 related to our defined benefit pension plan.

     We have no principal repayment requirements until maturity of our Secured Notes in October 2007. In addition, we have no bank debt and no maintenance covenants on our existing bond debt.

     We believe that our existing sources of liquidity, along with revenues expected to be generated from operations, will be sufficient to fund our operations, anticipated capital expenditures, working capital, and other financing requirements. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both, to remain viable. Our ability to meet cash operating requirements depends upon our future performance, which is subject to general economic conditions and to financial, competitive, business, and other factors. The Company's ability to return to sustained profitability at acceptable levels will depend on a number of risk factors, many of which are largely beyond the Company's control. Some of the risk factors that have had and/or may have a negative impact on the Company's business and financial results are discussed in "Risk Factors" under Item 1 of this document. If we are unable to meet our debt obligations or fund our other liquidity needs, particularly if our revenues deteriorate, we may be required to raise additional capital through financing arrangements or the issuance of private or public debt or equity securities. We cannot assure you that such additional financing will be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants issued, including the conversion price, dividend and liquidation adjustment provisions could result in substantial dilution to common stockholders. The redemption price premiums and board representation rights could negatively impact our ability to access the equity markets in the future.

     The Company has implemented, and continues to implement, various cost-cutting programs and cash conservation plans, which involve the limitation of capital expenditures and the control of working capital.

     Our loan and security agreement contains several provisions, which could have a significant impact as to the classification as well as the acceleration of payments for any borrowings outstanding under the agreement, including the following: (i) the obligation of the lender to provide any advances under the loan agreement is subject to no material adverse change events; (ii) reserves may be established against the borrowing base for sums that the Company is required to pay, such as taxes and assessments and other types of required payments, and has failed to pay; (iii) in the event of a default under the loan agreement, the lender has the right to direct all cash that is deposited in the Company's lock boxes to be sent to the lender to pay down outstanding borrowings; (iv) the loan agreement establishes cross-defaults to the Company's other indebtedness (such as the Secured Notes and Subordinated Notes) such that a default under the loan agreement could cause a default under the notes agreements and vice versa; however, default triggering thresholds are different in the loan agreement and the notes; (v) if the Company is in default of any material agreement to which it is a party and the counter-party to that agreement has the right to terminate such agreement as a result of the default, this constitutes an event of default under the loan agreement. Under the loan agreement, the lenders reserve the right to deem the notes in default, and in those limited circumstances, could accelerate payment of the outstanding loan balances should the Company undergo a material adverse event. Even though the criteria defining a material adverse event are subjective, the Company does not believe that the exercise of the lenders' right is probable nor does it foresee any material adverse events in 2005. In addition, the Company believes that the 11 7/8% senior secured and 10 3/8% senior subordinated note agreements are long-term in nature. Accordingly, the Company continues to classify its notes as long term. At December 31, 2004, the Company was in compliance with all of the above provisions.

Analysis of Cash Flows

     Penton's cash and cash equivalents at December 31, 2004, was $7.7 million compared with $29.6 million at December 31, 2003. Cash used by operating activities was $20.5 million for the year ended December 31, 2004, compared with cash provided by operations of $27.7 million for the year ended December 31, 2003. Operating cash flows for the year ended December 31, 2004, reflected a net loss of $67.2 million and a net decrease in working capital items of $14.4 million, partially offset by non-cash charges (primarily impairment of asset charges and depreciation and amortization) of approximately $61.1 million. Operating cash flows for the year ended December 31, 2003, reflected a net loss of $93.1 million, offset by a net increase in working capital items (due primarily to a tax refund of $52.7 million) of approximately $42.7 million and non-cash charges (primarily impairment of asset charges, depreciation and amortization, provision for loan impairment and deferred income tax) of approximately $78.2 million. Operating cash flows for the year ended December 31, 2002, reflected a net loss of $296.5 million, which was offset by non-cash charges (primarily impairment of asset charges, cumulative effect of accounting change, restructuring charges and depreciation and amortization) of approximately $328.7 million.

     The decrease in cash from operating activities in 2004 compared to 2003 was due primarily to the tax refund of $52.7 million received in January 2003 and the absence of such benefit in 2004. Excluding this refund from 2003 operating activities, the cash used from operations in 2004 actually improved by nearly $4.6 million. Also contributing to the decrease in cash from operating activities in 2004 compared to 2003 was the increase in accounts receivable, net and the decrease in unearned income, both due to timing of when trade shows are held and when deposits are due and collected. The increase in operating cash flows for 2003 compared with 2002 was due primarily to the tax refund received in January 2003 of approximately $52.7 million, compared with a tax refund of $12.2 million received in February 2002 and the increase in unearned income due primarily to the timing of exhibition deposit payments and the timing of when trade shows are held.

     Investing activities used $1.5 million of cash in 2004. The use of $2.3 million for capital expenditures was partially offset by cash proceeds of $0.8 million from the sale of 70% of our interest in PM Germany. Capital expenditures in 2004 were primarily for computer hardware and software. Investing activities provided $1.5 million of cash in 2003 (as restated) due primarily to proceeds from the sale of PTS in January 2003 of $3.2 million and repayment of a note receivable of $1.6 million. These proceeds were partially offset by capital expenditures of $3.3 million. Capital expenditures in 2003 were primarily for desktop computers and management information systems. Investing activities used $2.7 million of cash in 2002 (as restated). Capital expenditures of approximately $3.9 million and earnout payments of approximately $5.5 million were offset by proceeds of $5.8 million from the sale of approximately 3.0 million shares of Jupitermedia Corporation common stock, as well as proceeds received from the sale of certain properties in December 2002.

     Financing activities provided $0.1 million of cash in 2004 primarily as a result of an increase in cash overdrafts partially offset by an increase in restricted cash. Financing activities used $6.5 million of cash for 2003 (as restated) primarily for the repayment of $4.5 million of our senior secured credit facility, the payment of financing fees of approximately $2.0 million and the payoff of a note payable of $0.4 million. These uses were partially offset by $0.7 million of restricted cash and proceeds of approximately $0.3 million from the partial repayment of an officer's loan. Financing activities provided $6.0 million of cash in 2002 (as restated), due to the issuance of our Secured Notes, the sale of 50,000 shares of Series B Preferred stock, amounts drawn under our revolving credit facility, and proceeds received from the repayment of executive loans. These proceeds were primarily offset by the pay down of our senior secured credit facility; the purchase of $10.0 million face value of our Subordinated Notes at prevailing market prices; the payment of financing fees associated with the amendment to our senior credit facility and the issuance of our Secured Notes; and the payment of the short-term portion of our note payable.

DEBT SERVICE

     At December 31, 2004, we had total indebtedness of $329.1 million. Our principal obligations are described below.

Subordinated Notes:

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

     The Subordinated Notes are jointly and severally irrevocably and unconditionally guaranteed on a senior subordinated basis by each of our present and future domestic subsidiaries. The indenture governing the Subordinated Notes contains covenants that, among other things, restrict our and our subsidiaries' ability to borrow money; pay dividends on or repurchase capital stock; make certain investments; enter into agreements that restrict our subsidiaries from paying dividends or making other distributions, making loans or otherwise transferring assets to us or to any other subsidiaries; create liens on assets; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; and merge, consolidate or sell all or substantially all of our assets and the assets of our subsidiaries. Our ability to obtain dividends from our subsidiaries is restricted only if we are in default under our loan agreement or if we have exceeded our limitation of additional indebtedness, as specified in the indenture.

Secured Notes:

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

Loan and Security Agreement:

     In August 2003, the Company entered into a four-year revolving loan and security agreement. Pursuant to the terms of the loan and security agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.25x the Company's last twelve months adjusted EBITDA measured monthly through August 13, 2005 and 2.0x thereafter; (iii) 40% of the Company's last six months of revenues; or (iv) 25% of the Company's enterprise value, as determined annually by a third party. The revolving credit facility bears interest at LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months adjusted EBITDA to 2.25x from June 30, 2004 through March 31, 2005 and 2.0x thereafter. The loan agreement permits the Company to sell assets of up to $12.0 million in the aggregate during the term or $5.0 million in any single asset sale, and complete acquisitions of up to $5.0 million per year. Included in the loan agreement are two stand-by letters of credit of $0.1 million and $0.2 million, respectively, required by two of the Company's facility leases. The amounts of the letters of credit reduce the availability under the credit facility. As of December 31, 2004, no amounts were drawn under the stand-by letters of credit. Costs representing bank fees and other professional fees of $1.9 million are being amortized over the life of the loan agreement. At December 31, 2004, $39.7 million was available under the loan agreement.

     On March 30, 2005, the Company received an extension until May 15, 2005 to deliver its annual audited financial statements to its Lender Group. The terms of our Loan and Security Agreement require us to provide annual audited financial statements within 90 days of the end of our fiscal year.

     On April 1, 2005, the Company borrowed $6.0 million under the Company's Loan and Security Agreement. The proceeds were used to pay the interest due on April 1 under the Company's 11 7/8% senior secured notes ("Secured Notes").

Consolidated Adjusted EBITDA

     Pursuant to the terms of the loan and security agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.25x the Company's last 12 months' Consolidated Adjusted EBITDA measured monthly through August 13, 2005 and 2.0x thereafter; (iii) 40% of the Company's last six months of revenues; or
(iv) 25% of the Company's enterprise value, as determined annually by a third party. In addition, under our loan and security agreement, we are not permitted to allow the ratio of outstanding indebtedness to Consolidated Adjusted EBITDA to exceed 2.25 to 1.00 for the 12-month period ending March 31, 2005 and 2.0 to
1.00 thereafter.

     Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure of our ability to service debt. It should not be construed as an alternative to either income/loss before income taxes, or cash flows from operating activities. Our inability to borrow based on the terms of the loan and security agreement could have a material adverse effect on our liquidity and operations. Accordingly, management believes that the presentation of Consolidated Adjusted EBITDA will provide investors with information needed to assess our ability to continue to have access to funds as necessary. The following table presents a reconciliation of EBITDA and Consolidated adjusted EBITDA to net loss (in thousands). Other companies may calculate similarly titled measures differently than we do.

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                               RESTATED
                                                                         --------------------
                                                                2004       2003       2002
                                                              --------   --------   ---------
Net loss....................................................  $(67,191)  $(93,131)  $(296,469)
Interest expense............................................    38,010     39,686      38,193
(Benefit) provision for income taxes........................       (51)     6,795     (30,369)
Depreciation and amortization...............................    10,758     13,808      19,347
                                                              --------   --------   ---------
EBITDA......................................................   (18,474)   (32,842)   (269,298)
Loan and Security Agreement Adjustments:
Restructuring and other charges.............................     6,165      5,895      15,436
Loss on sale of properties..................................     1,033         --         888
Provision for loan impairment...............................     1,717      7,600          --
Asset write-downs and impairments...........................    39,651     43,760     223,424
Executive separation costs..................................     2,728         --          --
Non-cash compensation.......................................       733      1,373       2,979
Interest income.............................................      (278)      (523)       (768)
Discontinued operations, net of taxes.......................        --       (738)      3,252
Cumulative effect of accounting change, net of taxes........        --         --      39,700
Other, net..................................................       (86)       724      (1,092)
                                                              --------   --------   ---------
Consolidated Adjusted EBITDA................................  $ 33,189   $ 25,249   $  14,521
                                                              ========   ========   =========
Credit Ratings:

     Our credit ratings as of the date of this report are as follows:

                                                              S&P   MOODY'S
                                                              ---   -------
$169.5 million 10 3/8% Senior Subordinated Notes............  CC      Ca
$157.5 million 11 7/8% Senior Secured Notes.................  CCC     B3
Corporate Rating............................................  CCC    Caa3

     A change in the rating of our debt instruments by outside rating agencies would not negatively impact our ability to access our revolver. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

CONVERTIBLE PREFERRED STOCK

     In March 2002, we entered into an agreement with a group of investors to sell 50,000 shares of Series B Preferred stock and warrants to purchase 1.6 million shares of our common stock for $50.0 million. We received gross proceeds of $40.0 million from the sale of 40,000 shares of convertible preferred stock and warrants to purchase 1,280,000 shares of our common stock on March 19, 2002 and gross proceeds of $10.0 million from the sale of 10,000 shares of convertible preferred stock and warrants to purchase 320,000 shares of our common stock on March 28, 2002.

     On September 13, 2004, the Company filed a Certificate of Designations governing a new series of convertible preferred stock, $0.01 par value (the "Series C Preferred"), with the Secretary of State for the State of Delaware. The Series C Preferred stock was exchanged on a share-for-share basis with the Company's Series B Convertible Preferred Stock, $0.01 par value (the "Series B Preferred"). The Certificate of Designations for the Series C Preferred stock is identical to the Series B Preferred stock Certificate of Designations except that:

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

     At December 31, 2004, the amount due to the Series C Preferred stockholders, including principal and accrued dividends, was $67.2 million. The convertible preferred stock currently accrues dividends at the maximum rate of 10% per annum. If the Company had been sold on December 31, 2004, the Series C Preferred stockholders would have been entitled to receive $122.5 million for their shares. The amount the Series C Preferred stockholders would be entitled to receive could increase significantly in the future under certain circumstances. See Note 11 -- Mandatorily Redeemable Convertible Preferred Stock, in the notes to consolidated financial statements included herein.

CONTRACTUAL OBLIGATIONS

     The following are summaries of our contractual obligations and other commercial commitments as of December 31, 2004 (in thousands):

                                                        ANNUAL PAYMENTS DUE
                                   --------------------------------------------------------------
                                    2005      2006       2007      2008     AFTER 2008    TOTAL
                                   -------   -------   --------   -------   ----------   --------
10 3/8% Senior Subordinated
  Notes(1).......................  $    --   $    --   $     --   $    --    $175,000    $175,000
11 7/8% Senior Secured
  Notes(1).......................       --        --    157,500        --          --     157,500
Letter of Credit.................      100        --         --        --          --         100
Interest on indebtedness(1)......   36,859    36,859     36,859    18,156      45,391     174,124
Capital lease obligations........       24        24         25        25           4         102
Operating leases
  obligations(2).................    7,504     5,433      4,884     4,649       8,483      30,953
Printing contract
  obligation(3)..................    7,167     6,823         --        --          --      13,990
Communications service
  agreement(4)...................      800       800         --        --          --       1,600
Expected pension
  contributions(5)...............       --        --      1,800        --          --       1,800
Other long-term obligations
  reflected in the balance
  sheet..........................    1,063        43         31        --          --       1,137
                                   -------   -------   --------   -------    --------    --------
Total............................  $53,517   $49,982   $201,099   $22,830    $228,878    $556,306
                                   =======   =======   ========   =======    ========    ========

---------------

(1) There are no required debt principal payments until October 2007. Interest is paid semi-annually in June and December for the Subordinated Notes and April and October for the Secured Notes. In February 2005, the Company repurchased $5.5 million par value of its 10 3/8% senior subordinated notes for a total of $3.9 million. The notes were purchased in the open market and were trading at 69% of their par value at the time of purchase. As a result of this repurchase, future interest payments will be reduced annually by $0.6 million.

(2) We lease all of our facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2014 and some contain various provisions for rental adjustments.

(3) In December 1999, Penton entered into a print agreement with R.R. Donnelley, which entitles them to the exclusive right to print and produce certain Penton magazines through November 30, 2006. Under the agreement, which is non-cancelable, Penton is obligated to pay certain minimum amounts. These minimum amounts will be adjusted annually based on changes in the Consumer Price Index. In February 2005, the Company signed a new agreement with R.R. Donnelley, which expires in December 2011, unless a minimum revenue commitment of $42.0 million is not reached, at which time the agreement would extend until the commitment is reached.

(4) In February 2004, the Company amended its communication services agreement with Sprint, originally entered into in 2002, to extend the term to February 2007. The agreement provides for annual minimum usage levels by Penton of $0.8 million each year.

(5) Penton made a $1.5 million cash contribution to its defined benefit pension plan for 2004. Based on current estimates the Company expects to make a contribution of approximately $1.8 million in 2007. No contributions are expected in 2005 or 2006. Due to the presence of significant variables, actual future contributions may differ materially.

     In 2004, the Company made contributions totaling $1.7 million to employees' Retirement Savings Plan accounts. We expect to make contributions totaling $1.6 million in 2005. Contributions are made at the discretion of our Board of Directors.

     The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. In 2004, the Company paid approximately $3.6 million in health and workers' compensation claims. The Company expects payments in 2005 to range between $3.5 million and $4.0 million.

     In December 2003, the Company entered into an agreement with a former employee to provide trade show and conference services to select Penton events. Under the agreement, the former employee was to receive guaranteed minimum payments of $0.7 million in 2005 unless the contract was cancelled. In December 2004, the Company terminated the agreement, which required a $0.2 million cancellation fee. The fee will be paid in twelve equal installments throughout 2005.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has no special purpose entities or off-balance sheet debt, other than operating leases in the ordinary course of business, which are fully disclosed in Note 10 -- Commitments and Contingencies of the notes to the consolidated financial statements appearing elsewhere herein.

     The Company has stand-by letters of credit of $0.1 million and $0.2 million, respectively, required by two of the Company's facility leases. At December 31, 2004, no amounts were drawn under the stand-by letters of credit. Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions.

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

     In 2004, we did not make any payments under any of these indemnification provisions or guarantees, and we have not recorded any liability for these indemnities in the accompanying consolidated balance sheets.

RELATED PARTY TRANSACTIONS

     See Note 17 -- Related Party Transactions, in the notes to consolidated financial statements included herein for a complete description of all related party transactions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     See Note 1 -- Description of Business and Significant Accounting Policies, in the notes to consolidated financial statements included herein.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We have discussed the application of these critical accounting estimates with the Audit Committee of our Board of Directors.

REVENUE RECOGNITION

     Advertising revenues from Penton's trade magazines are recognized in the month the publications are mailed. Subscription revenues are recognized over the subscription period, typically one year. Amounts received in advance of trade shows and conferences are deferred and recognized in the month the events are held. Online media revenues primarily include advertising revenues such as banner advertising, sponsorships, e-newsletters, e-books and web seminars. Revenue is recognized in the period the obligation is fulfilled or delivered.

     When a sale involves multiple deliverables where the deliverables are governed by more than one authoritative standard, we evaluate all deliverables to determine whether they represent separate units of accounting based on the following criteria:

     - whether the delivered item has value to the customer on a stand-alone basis;

     - whether there is objective and reliable evidence of the fair value of the undelivered item(s); and

     - if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and is substantially in our control.

     Our determination of whether deliverables within a multiple element arrangement can be treated separately for revenue recognition purposes involves significant estimates and judgment, such as whether fair value can be established on undelivered obligations and/or whether delivered elements have standalone value to the customer. Changes in our assessment of the accounting units in an arrangement and/or our ability to establish fair values could significantly change the timing of revenue recognition.

COLLECTIBILITY OF ACCOUNTS RECEIVABLE

     In order to record our accounts receivable at their net realizable value, we must assess their collectibility. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts, a review of the aging of our receivables and the current creditworthiness of our customers. Generally, individual credit assessments of all current and potential customers occur prior to any credit being extended and at regular intervals thereafter. The following factors are considered as part of the credit assessment:

     - a customer's ability to meet and sustain its financial commitments;

     - a customer's current and projected financial condition;

     - the positive or negative effects of the current and projected industry outlook; and

     - the economy in general.

     After considering all of the above factors, we record an allowance for doubtful accounts for those receivables that we feel are uncollectible. In general, if a balance has been outstanding for 90 days, we require cash with any future order. Balances outstanding in excess of 120 days are placed in collections. Based on historical collections of amounts placed for collection, we reserve 50% of all such amounts. In addition, a detailed subjective assessment of each account placed for collection is performed and additional reserves are recorded as needed.

     The decrease in our allowance for doubtful accounts from $4.3 million at December 31, 2002, to $3.7 million at December 31, 2003, and to $2.8 million at December 31, 2004 primarily reflects the general improvement in the overall economy during those periods. It appears that our customers are feeling the impact of this improvement as our days-sales-outstanding ratio has steadily decreased over the period.

IMPAIRMENT OF LONG-LIVED ASSETS

     We continually monitor and review long-lived assets, including fixed assets, goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Factors that could trigger an impairment test include, but are not limited to:

     - a permanent decline in cash flows;

     - continued decreases in utilization of a long-lived asset;

     - a change in business strategy;

     - a significant adverse change in the business climate or legal factors;

     - unanticipated competition;

     - loss of key personnel;

     - the likelihood that a reporting unit or a significant portion of a reporting unit will be sold or disposed of; and/or

     - recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

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

     Goodwill is tested annually on September 30 of each year for impairment using the fair-value-based test prescribed by SFAS 142. The estimates and assumptions described above (along with other factors such as discount rates) affect the amount of impairment recognized.

     The Company completed its annual SFAS 142 impairment review at September 30, 2004, which resulted in a non-cash impairment charge of approximately $37.8 million. This goodwill impairment charge is due primarily to lower-than-expected future cash flows in two reporting units in our Technology segment and lower-than-expected future cash flows in our International segment.

     The Company completed its annual SFAS 142 impairment review at September 30, 2003, which resulted in a non-cash goodwill impairment charge of approximately $37.6 million to reduce the carrying value of goodwill for two reporting units, that are part of our Technology segment and one reporting unit, that is part of our Retail segment.

     During the third quarter of 2002, Penton completed its initial impairment test under SFAS 142 for January 1, 2002 and recorded a non-cash charge of $39.7 million to reduce the carrying value of goodwill for two of our seven identified reporting units. In addition, a number of events occurred during the third quarter that indicated an additional impairment of goodwill might exist. As a result of these triggering events and circumstances, the Company completed an additional SFAS 142 impairment review at September 30, 2002. This review resulted in a non-cash impairment charge of approximately $203.3 million to further reduce the carrying value of goodwill for the two reporting units, which are part of our Technology segment.

     The Company's SFAS 142 evaluations were performed by management with the assistance of a third-party valuation firm, utilizing assumptions and projections we believe to be reasonable and supportable, and that reflect management's best estimate of projected future cash flows. Considerable judgment was required in selecting discount rates, developing cash flow projections and developing balance sheets for each reporting unit. Slight changes in any of these assumptions could create a material impact on the impairment charge recorded by the Company.

DEFERRED TAX ASSET VALUATION AND TAX CONTINGENCIES

     In 2004 and 2003 (as restated), the Company recorded a $33.9 million and $25.8 million charge, respectively, to establish a full valuation allowance for its net deferred tax assets and net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which places primary importance on the Company's operating results in the most recent three-year period when assessing the need for a valuation allowance. Although we believe that our results for the last three years were heavily affected by impairments and planned restructuring activities, which were undertaken to right-size our cost structure, the cumulative losses represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Until such time, except for minor foreign and state tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. See Note 8 -- Income Taxes, in the notes to consolidated financial statements included herein, for additional information regarding this charge.

     We are subject to ongoing examinations by certain taxation authorities of the jurisdictions in which we operate. We regularly assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. We believe that we have adequately provided for tax adjustments that we believe are probable as a result of any ongoing examination.

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

     At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs to ensure that these accruals are still appropriate. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our restructuring plan. In these cases, we reverse any related accrual to income when it is determined that it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against income.

DIVESTITURES

     Pursuant to SFAS 142, reporting unit level goodwill should be allocated to individual properties that are sold, if these properties qualify as a "business" under Emerging Issues Task Force ("EITF") Issue No. 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business" ("EITF 98-3"). We undertook a detailed analysis of each property sold in 2002, 2003 and 2004 to determine if it qualified as a business. Considerable judgment is required to determine if a transferred set of activities possesses all of the criteria for a business under EITF 98-3. In addition, further judgment is required to determine if missing elements (for a business) are major or minor items.

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

PENSION PLANS

     Assumptions used in determining the projected benefit obligation and the fair value of plan assets for our pension plans are determined by us in consultation with our outside actuary. Changes in assumptions are based upon our historical data, such as the rate of compensation increase and the long-term rate of return on plan assets. Assumptions, including the discount rate and the long-term rate of return on plan assets, are evaluated and updated at least annually. Based upon our evaluation, we have changed the discount rate from 6.75% at December 31, 2002 to 6.0% at December 31, 2003, to 5.91% at December 31, 2004. We use a discount rate 1.0% lower for lump-sum distributions. The discount rate decrease in 2003 and 2004 reflects the decrease in

Moody's Aa corporate bond yields, which were 6.52% at December 31, 2002, 6.01% at December 31, 2003, and 5.66% at December 31, 2004 and the underlying stream of expected benefit payments.

     Based upon our evaluation, we have changed our expected long-term rate of return on plan assets to 8.5% from 9.0% used in 2002 and 2003. The expected long-term rate of return of 8.5% is based on the actual historical rates of return of published indices consistent with the plan's targeted asset allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

     Changes in pension expense may occur in the future due to changes in our expected rate of return on plan assets and discount rate resulting from economic events. A decrease of 0.25% in the discount rate would increase pension expense approximately $0.3 million, while a decrease of 0.25% in the expected return on asset rate would increase pension expense by approximately $0.1 million.

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

SELF INSURANCE

     The Company is self-insured for employee health benefits up to a certain stop-loss limit. The Company is also self-insured in Ohio for workers compensation up to a certain stop-loss limit. Such costs are accrued based on known claims and an estimate of incurred, but not reported ("IBNR") claims. IBNR claims are estimated using historical claims information and other data provided by claims administrators. This estimation process is subjective, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be necessary.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates and interest rates. We do not enter into financial instruments for trading or speculative purposes. As of December 31, 2004, the Company was exposed to the following market risks:

INTEREST RATE RISK

     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2004, the carrying value of our cash and cash equivalents approximates fair value.

FAIR VALUE RISK

     Our long-term debt consists of senior notes with interest at fixed rates. Consequently, we do not have significant interest rate risk exposure related to our long-term debt. However, the fair value of our senior notes fluctuates with the market, as they are publicly traded.

     The table below provides information about the expected cash flows associated with our long-term debt obligations and their fair value at December 31, 2004 (in thousands):

                                                             EXPECTED MATURITY DATE
                                                        FOR THE YEARS ENDED DECEMBER 31,
                                        ----------------------------------------------------------------
                                        2004   2005   2006     2007       2011      TOTAL     FAIR VALUE
                                        ----   ----   ----   --------   --------   --------   ----------
Long-Term Debt:
  10 3/8% Senior Subordinated Notes...  $ --   $ --   $ --   $     --   $175,000   $175,000    $115,500
Interest rate.........................  10 3/8% 10 3/8% 10 3/8%   10 3/8%   10 3/8%   10 3/8%
  11 7/8% Senior Secured Notes........  $ --   $ --   $ --   $157,500   $     --   $157,500    $157,500
    Interest rate.....................  11 7/8% 11 7/8% 11 7/8%   11 7/8%   11 7/8%   11 7/8%

     The Company currently does not manage the fair value risk related to its senior notes.

FOREIGN CURRENCY EXCHANGE RATE RISK

     We maintain assets and operations in the United Kingdom and in various other countries. As a result, we may be exposed to fluctuations in currency rates relative to these markets. At December 31, 2004, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the currencies of foreign countries in which we operate would have resulted in an immaterial impact on our financial results and cash flows.

2003 MARKET RISK

     At December 31, 2003, the Subordinated Notes had a carrying amount of $171.7 million and a fair value of $116.8 million and the Secured Notes had a carrying amount of $156.9 million and a fair value of $153.0 million. The fair value of the notes is determined by quotations in the open market.

     At December 31, 2003, the Company was exposed to interest rate risk due to the variable rate on our notes receivable. As of December 31, 2003, a hypothetical 10% increase in the interest rate would have resulted in an immaterial impact on our financial results and cash flows.

                               PENTON MEDIA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm.....   64
Consolidated Balance Sheets at December 31, 2004 and 2003...   65
Consolidated Statements of Operations for the Years Ended
  December 31, 2004, 2003 and 2002..........................   67
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004, 2003 and 2002..........................   68
Consolidated Statements of Stockholders' Equity (Deficit)
  and of Comprehensive Loss for the Years Ended December 31,
  2004, 2003 and 2002.......................................   69
Notes to Consolidated Financial Statements..................   70

FINANCIAL STATEMENT SCHEDULE:
Consolidated Financial Statement Schedule II -- Valuation
  and Qualifying Accounts...................................  146

     All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Penton Media, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Penton Media, Inc. (the "Company") and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 -- Description of Business and Significant Accounting Policies to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to comply with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

     As described in Note 2 -- Restatement to the consolidated financial statements, the Company has restated its previously issued consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
April 14, 2005

                               PENTON MEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                           RESTATED
                                                                           ---------
                                                                2004         2003
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  7,661     $ 29,626
  Restricted cash...........................................       125           --
  Accounts receivable, net..................................    30,571       27,170
  Notes receivable..........................................        --          571
  Inventories...............................................       856          875
  Deferred tax asset........................................       276          253
  Prepayments, deposits and other...........................     3,672        9,625
                                                              --------     --------
          Total current assets..............................    43,161       68,120
                                                              --------     --------
Property and equipment, net.................................    14,793       18,928
Other assets:
  Goodwill..................................................   176,162      214,411
  Other intangible assets, net..............................     6,846       10,883
  Other non-current assets..................................     6,412        9,102
                                                              --------     --------
                                                               189,420      234,396
                                                              --------     --------
                                                              $247,374     $321,444
                                                              ========     ========

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                           RESTATED
                                                                           ---------
                                                                2004         2003
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $   6,808    $   6,402
  Accrued compensation and benefits.........................      5,880        8,458
  Other accrued expenses....................................     13,937       22,747
  Unearned income, principally trade show and conference
     deposits...............................................     23,274       22,535
                                                              ---------    ---------
          Total current liabilities.........................     49,899       60,142
                                                              ---------    ---------
Long-term liabilities and deferred credits:
  Senior secured notes, net of discount.....................    157,047      156,915
  Senior subordinated notes, net of discount................    172,017      171,698
  Net deferred pension credits..............................     10,568       11,040
  Deferred tax liability....................................     19,903       17,245
  Other non-current liabilities.............................      7,010        9,270
                                                              ---------    ---------
                                                                366,545      366,168
                                                              ---------    ---------
Commitments and contingencies
Minority interest...........................................          -          450
                                                              ---------    ---------
Mandatorily redeemable convertible preferred stock, par
  value $0.01 per share; 50,000 shares authorized, issued
  and outstanding; redeemable at $1,000 per share...........     67,162       54,972
                                                              ---------    ---------

Series M preferred stock, par value $0.01 per share; 150,000 shares authorized, 68,625 shares issued and outstanding at
  December 31, 2004.........................................          4            -
                                                              ---------    ---------

Redeemable common stock, par value $0.01 per share; 4,191
  shares issued and outstanding at December 31, 2003........          -            2
                                                              ---------    ---------

Stockholders' deficit:
  Preferred stock, par value $0.01 per share; 1,800,000
     shares authorized; none issued or outstanding..........         --           --
  Common stock, par value $0.01 per share; 155,000,000
     shares authorized; 33,832,004 and 33,220,877 shares
     issued and outstanding at December 31, 2004 and 2003,
     respectively...........................................        337          332
  Capital in excess of par value............................    215,027      226,355
  Retained deficit..........................................   (450,067)    (382,876)
  Notes receivable from officers, less reserve of $5,848 and
     $7,600 at December 31, 2004 and 2003, respectively.....         --       (1,897)
  Accumulated other comprehensive loss......................     (1,533)      (2,204)
                                                              ---------    ---------
                                                               (236,236)    (160,290)
                                                              ---------    ---------
                                                              $ 247,374    $ 321,444
                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                                 RESTATED
                                                                          -----------------------
                                                                2004         2003         2002
                                                              ---------   ----------   ----------
                                                               (DOLLARS AND SHARES IN THOUSANDS,
                                                                    EXCEPT PER SHARE DATA)
Revenues....................................................  $212,663    $ 205,977    $ 234,935
                                                              --------    ---------    ---------
Operating expenses:
  Editorial, production and circulation.....................    93,700       92,617      103,894
  Selling, general and administrative (including $2.7
    million of executive separation costs in 2004)..........    89,235       89,484      119,499
  Impairment of assets (including goodwill).................    39,651       43,760      223,424
  Provision for loan impairment.............................     1,717        7,600           --
  Restructuring and other charges...........................     6,165        5,895       15,436
  Loss on sale of properties................................     1,033           --          888
  Depreciation and amortization.............................    10,758       13,808       19,347
                                                              --------    ---------    ---------
                                                               242,259      253,164      482,488
                                                              --------    ---------    ---------
Operating loss..............................................   (29,596)     (47,187)    (247,553)
Other income (expense):
  Interest expense..........................................   (38,010)     (39,686)     (38,193)
  Interest income...........................................       278          523          768
  Other, net................................................        86         (724)       1,092
                                                              --------    ---------    ---------
                                                               (37,646)     (39,887)     (36,333)
                                                              --------    ---------    ---------
Loss from continuing operations before income taxes and
  cumulative effect of accounting change....................   (67,242)     (87,074)    (283,886)
Provision (benefit) for income taxes........................       (51)       6,795      (30,369)
                                                              --------    ---------    ---------
Loss from continuing operations before cumulative effect of
  accounting change.........................................   (67,191)     (93,869)    (253,517)
Discontinued operations:
  Gain (loss) from discontinued operations (including gain
    (loss) on disposal of $1.4 million and ($0.6) million in
    2003 and 2002, respectively), net of taxes..............        --          738       (3,252)
                                                              --------    ---------    ---------
Loss before cumulative effect of accounting change..........   (67,191)     (93,131)    (256,769)
                                                              --------    ---------    ---------
Cumulative effect of accounting change, net of taxes........        --           --      (39,700)
                                                              --------    ---------    ---------
Net loss....................................................   (67,191)     (93,131)    (296,469)
Amortization of deemed dividend and accretion of preferred
  stock.....................................................   (12,190)      (8,536)     (46,435)
                                                              --------    ---------    ---------
Net loss applicable to common stockholders..................  $(79,381)   $(101,667)   $(342,904)
                                                              ========    =========    =========
Earnings per common share -- basic and diluted:
  Loss from continuing operations applicable to common
    stockholders............................................  $  (2.35)   $   (3.07)   $   (9.26)
  Discontinued operations, net of taxes.....................        --         0.02        (0.10)
  Cumulative effect of accounting change, net of taxes......        --           --        (1.23)
                                                              --------    ---------    ---------
  Net loss applicable to common stockholders................  $  (2.35)   $   (3.05)   $  (10.59)
                                                              ========    =========    =========
Weighted-average number of shares outstanding:
  Basic and diluted.........................................    33,725       33,299       32,374
                                                              ========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                                 RESTATED
                                                                          ----------------------
                                                                2004        2003         2002
                                                              ---------   ---------   ----------
                                                                    (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(67,191)   $(93,131)   $(296,469)
  Adjustments to reconcile net loss to net cash provided by
    (used for) operating activities:
       Depreciation and amortization........................    10,758      13,808       19,347
       (Gain) loss from discontinued operations.............        --        (738)       3,252
       Loss on sale of properties...........................     1,033          --          888
       Deferred income taxes................................     2,635       6,848       24,257
       Retirement and deferred compensation plans...........      (472)     (2,467)      (1,378)
       Provision for losses on accounts receivable..........     1,833       2,162        8,303
       Provision for loan impairment........................     1,717       7,600           --
       Non-cash restructuring charge........................     2,261       3,112       10,901
       Asset impairments and writedowns.....................    39,651      43,760      263,165
       Other, net...........................................     1,675       4,067          (51)
  Changes in assets and liabilities, excluding effects from
    acquisitions and dispositions:
       Accounts receivable..................................    (5,238)      5,665       11,212
       Income tax receivable................................      (608)     53,392      (38,797)
       Inventories..........................................        18         151          326
       Prepayments and deposits.............................     5,869      (5,222)       2,510
       Accounts payable and accrued expenses................   (15,022)     (9,010)     (11,628)
       Unearned income......................................       744        (491)     (12,863)
       Other, net...........................................      (127)     (1,791)         440
                                                              --------    --------    ---------
         Net cash provided by (used for) operating
           activities.......................................   (20,464)     27,715      (16,585)
                                                              --------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (2,317)     (3,294)      (3,855)
  Acquisitions, including earnouts paid, net of cash
    acquired................................................        --          (7)      (5,527)
  (Increases) decreases in note receivable..................        65       1,553          (29)
  Proceeds from sale of Jupitermedia Corporation stock......        --          --        5,801
  Net proceeds from sale of investments and properties......       800       3,250          951
                                                              --------    --------    ---------
         Net cash provided by (used for) investing
           activities.......................................    (1,452)      1,502       (2,659)
                                                              --------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of mandatorily redeemable
    convertible preferred stock.............................        --          --       46,123
  Proceeds from senior secured notes........................        --          --      156,717
  Repurchase of senior subordinated notes...................        --          --       (8,375)
  Proceeds from senior secured credit facility..............        --          --        6,000
  Repayment of senior secured credit facility...............        --      (4,500)    (182,087)
  Payment of note payable...................................        --        (417)      (2,804)
  Decrease (increase) in restricted cash....................      (125)        677         (677)
  Payment of financing costs................................       (10)     (2,045)      (9,814)
  Employee stock purchase plan payments.....................        --        (113)        (434)
  Proceeds from repayment of officers' loans................        --         250          703
  Increase (decrease) in cash overdraft balance.............       230        (383)         607
                                                              --------    --------    ---------
         Net cash provided by (used for) financing
           activities.......................................        95      (6,531)       5,959
                                                              --------    --------    ---------
Effect of exchange rate changes on cash.....................      (144)        169         (135)
                                                              --------    --------    ---------
         Net increase (decrease) in cash and cash
           equivalents......................................   (21,965)     22,855      (13,420)
Cash and cash equivalents at beginning of year..............    29,626       6,771       20,191
                                                              --------    --------    ---------
Cash and cash equivalents at end of year....................  $  7,661    $ 29,626    $   6,771
                                                              ========    ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                           AND OF COMPREHENSIVE LOSS

                                                                 CAPITAL IN                             ACCUMULATED
                                                                 EXCESS OF    RETAINED      NOTES          OTHER
                                                        COMMON      PAR       EARNINGS    RECEIVABLE   COMPREHENSIVE
                                                        STOCK      VALUE      (DEFICIT)    OFFICERS    INCOME (LOSS)     TOTAL
                                                        ------   ----------   ---------   ----------   -------------   ---------
                                                                                 (DOLLARS IN THOUSANDS)
Balance at December 31, 2001..........................   $319     $227,245    $   6,724    $(10,824)      $(2,934)     $ 220,530
                                                         ----     --------    ---------    --------       -------      ---------
Comprehensive loss:
 Net loss.............................................     --           --     (296,469)         --            --       (296,469)
   Other comprehensive loss:
   Reclassification adjustment for realized gain on
     securities sold..................................     --           --           --          --          (808)          (808)
   Reclassification adjustment of net loss on cash
     flow hedge discontinuation.......................     --           --           --          --         1,439          1,439
   Foreign currency translation adjustment............     --           --           --          --          (674)          (674)
                                                                                                                       ---------
 Comprehensive loss...................................                                                                  (296,512)
                                                                                                                       ---------
Issuance of common stock:
 Deferred shares......................................      5        2,972           --          31            --          3,008
 Employee stock purchase plan shares..................     --         (434)          --          --            --           (434)
 Purchase of treasury stock...........................     (1)        (386)          --         387            --             --
 Contingent shares....................................      5        1,542           --          --            --          1,547
Warrants issued with preferred stock..................     --        4,015           --          --            --          4,015
Amortization of deemed dividend and accretion of
 preferred stock......................................     --       (4,330)          --          --            --         (4,330)
Reclassification to redeemable common stock...........    (11)      (1,107)          --          --            --         (1,118)
Notes receivable from officers........................     --           --           --         686            --            686
                                                         ----     --------    ---------    --------       -------      ---------
Balance at December 31, 2002 (as restated)............    317      229,517     (289,745)     (9,720)       (2,977)       (72,608)
Comprehensive loss:
 Net loss.............................................     --           --      (93,131)         --            --        (93,131)
Other comprehensive loss:
Foreign currency translation adjustment...............     --           --           --          --           795            795
Minimum pension liability adjustment..................     --           --           --          --           (22)           (22)
                                                                                                                       ---------
 Comprehensive loss...................................                                                                   (92,358)
                                                                                                                       ---------
Issuance of common stock:
 Deferred shares......................................      4        3,578           --          --            --          3,582
 Stock options........................................     --           11           --          --            --             11
 Performance shares...................................     --           13           --          --            --             13
 Management stock purchase plan shares................     --          779           --          --            --            779
 Employee stock purchase plan shares..................     --         (113)          --          --            --           (113)
Amortization of deemed dividend and accretion of
 preferred stock......................................     --       (8,535)          --          --            --         (8,535)
Reclassification to redeemable common stock...........     11        1,105           --          --            --          1,116
Reserve for loan impairment...........................     --           --           --       7,600            --          7,600
Notes receivable from officers........................     --           --           --         223            --            223
                                                         ----     --------    ---------    --------       -------      ---------
Balance at December 31, 2003 (as restated)............    332      226,355     (382,876)     (1,897)       (2,204)      (160,290)
Comprehensive loss:
 Net loss.............................................     --           --      (67,191)         --            --        (67,191)
 Other comprehensive loss:
 Foreign currency translation adjustment..............     --           --           --          --           649            649
 Minimum pension liability adjustment.................     --           --           --          --            22             22
                                                                                                                       ---------
 Comprehensive loss...................................                                                                   (66,520)
                                                                                                                       ---------
Issuance of common stock:
 Deferred shares......................................      5          750           --          --            --            755
 Stock options........................................     --           11           --          --            --             11
 Performance shares...................................      3          110           --          --            --            113
 Management stock purchase plan shares................     --          212           --          --            --            212
Amortization of deemed dividend and accretion of
 preferred stock......................................     --      (12,190)          --          --            --        (12,190)
Reclassification from redeemable common stock.........     --            2           --          --            --              2
Reserve for loan impairment...........................     --          (93)          --         834            --            741
Repayment of notes receivable from officers...........     (3)        (130)          --       1,063            --            930
                                                         ----     --------    ---------    --------       -------      ---------
Balance at December 31, 2004..........................   $337     $215,027    $(450,067)   $     --       $(1,533)     $(236,236)
                                                         ====     ========    =========    ========       =======      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Penton Media, Inc. ("Penton" or the "Company"), which was founded in 1892, is a leading diversified business-to-business media company. Penton became an independent company, incorporated in the State of Delaware, as a result of our spin-off from Pittway Corporation in August 1998. Penton provides media products that deliver proprietary business information to owners, operators, managers and professionals in the industries that are served. Through these products, the Company offers industry suppliers multiple ways to reach their customers and prospects as part of their sales and marketing efforts. The Company publishes specialized trade magazines, produces trade shows and conferences, and provides a range of online media products, including Web sites, electronic newsletters and Web-based conferences.

     In 2004, the Company implemented a change in its reportable segments to conform with the way the Company's businesses are now assessed and managed. Our five segments are Industry, Technology, Lifestyle, Retail and International. Our segments are structured along industry lines, which enables the Company to promote our related groups of products to our customers. Penton's integrated media portfolios serve the following markets: design/engineering, government/compliance, manufacturing, mechanical systems/construction, aviation, Internet technologies, enterprise information technology, electronics, natural products, food/retail and leisure/hospitality.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and each of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     The financial statements of entities, which are controlled by Penton through voting equity interests are consolidated. Entities that are jointly controlled and entities that are not controlled, but those on which Penton has the ability to exercise significant influence, are accounted for using the equity method. Variable Interest Entities ("VIEs"), which include, but are not limited to, special purpose entities, trusts, partnerships, certain joint ventures and other legal structures, as defined in Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46 (Revised 2003), "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46(R)"), are entities in which equity investors do not have the characteristics of a "controlling financial interest" or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by Penton when it is determined that Penton will, as the primary beneficiary, absorb the majority of a VIE's expected losses and/or expected residual returns. The Company presently does not hold an interest in any VIEs.

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates based upon currently available information on an ongoing basis. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH

     Cash and cash equivalents include primarily cash on hand and short-term investments with original maturity of three months or less. At December 31, 2004, the Company had $0.1 million of restricted cash,

                               PENTON MEDIA, INC.

related to medical self insurance requirements. At December 31, 2004 and 2003, the Company had cash overdrafts of $0.5 million and $0.2 million, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

     The Company establishes its credit policies based on an ongoing evaluation of its customers' credit worthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. Trade accounts receivable are considered past due after 30 days and delinquent after 90 days. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at December 31, 2004.

INVENTORIES

     Inventories, which consist primarily of paper stock, are stated at the lower of cost or market, cost being determined on the basis of the last-in, first-out ("LIFO") method. The difference between cost determined on a LIFO basis and a first-in, first-out basis was insignificant at December 31, 2004 and 2003.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Penton records depreciation using the straight-line method over the following estimated useful lives:

Computer equipment and software..........   3-5 years
Web site development costs...............   3 years
Furniture, fixtures and equipment........   3-10 years
Leasehold improvements...................   Estimated useful lives or lease term,
                                            whichever is shorter

     Depreciation expense was $6.4 million, $8.0 million and $8.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

     In January 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement requires long-lived assets with determinable lives to be grouped with other assets and liabilities at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities. An impairment exists only if the carrying amount of the long-lived assets, or group, is not recoverable and exceeds its fair value. Intangible

                               PENTON MEDIA, INC.

assets determined to have definite lives are amortized over their remaining useful lives. Intangible and other long-lived assets with determinable lives are reviewed for impairment whenever events and circumstances indicate that the carrying amount may not be recoverable pursuant to SFAS 144. In reviewing for impairment, the Company compares the undiscounted cash flows generated by such assets to the carrying value of such assets. If the total cash flows are less than the carrying amount, the Company compares the carrying value of such assets to the fair value determined using the income approach, which is similar to the discounted cash flows approach. Impairment is recognized equal to the difference between the asset's fair value and its carrying amount.

DEFERRED FINANCING COSTS

     Costs incurred in obtaining long-term financing are included in other non-current assets, in the accompanying consolidated balance sheets, and are amortized over the term of there related indebtedness using the effective interest method.

REVENUE RECOGNITION

     Advertising revenues from Penton's trade magazines are recognized in the month the publications are mailed. Subscription revenues are recognized over the subscription period, typically one year. Amounts received in advance of trade shows and conferences are deferred and recognized on the last day of the event, in the month the event is held. Online media revenues primarily include advertising revenues such as banner advertising, sponsorships, e-newsletters, e-books and web seminars. Revenue is recognized in the period the obligation is fulfilled or delivered.

     When a sale involves multiple deliverables where the deliverables are governed by more than one authoritative standard, the Company evaluates all deliverables to determine whether they represent separate units of accounting based on the following criteria:

     - whether the delivered item has value to the customer on a stand-alone basis;

     - whether there is objective and reliable evidence of the fair value of the undelivered item(s); and

     - if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and is substantially in our control.

     Our determination of whether deliverables within a multiple element arrangement can be treated separately for revenue recognition purposes involves significant estimates and judgment, such as whether fair value can be established on undelivered obligations and/or whether delivered elements have standalone value to the customer. Changes in our assessment of the accounting units in an arrangement and/or our ability to establish fair values could significantly change the timing of revenue recognition.

ADVERTISING AND PROMOTION EXPENSES

     Advertising and promotion costs are expensed as incurred. These costs amounted to $6.4 million, $6.7 million and $11.9 million in 2004, 2003 and 2002, respectively.

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

     The Company assesses the recoverability of its deferred tax assets in accordance with SFAS 109. Accordingly, the Company recorded a valuation allowance for its net deferred tax assets and net operating loss carryforwards of $106.0 million and $72.1 million as of December 31, 2004 and 2003, respectively. See Note 8 -- Income Taxes for additional information.

RESTRUCTURING

     The Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146") effective for all exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that liabilities for costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. SFAS 146 changes the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

TRANSLATION OF FOREIGN CURRENCIES

     The functional currency of Penton's foreign operations is their local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. dollars at the rates of exchange at year-end; income and expense are translated at the average rates of exchange prevailing during the applicable year. The effects of translation are included in accumulated other comprehensive loss in stockholders' equity (deficit). There were no significant foreign currency transaction gains or losses in 2004, 2003 or 2002.

STOCK BASED COMPENSATION PLANS

     At December 31, 2004, the Company has various stock-based compensation arrangements (see Note 13 -- Common Stock and Common Stock Award Programs). The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. For stock option plans, no compensation is recognized as all grants are issued at the market value of the Company's stock.

     The following table illustrates the effects on net loss and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation"

                               PENTON MEDIA, INC.

("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS 148"), (in thousands, except per share data):

                                                                      RESTATED
                                                                ---------------------
                                                       2004       2003        2002
                                                     --------   ---------   ---------
Net loss applicable to common stockholders:
As reported........................................  $(79,381)  $(101,667)  $(342,904)
Add: Compensation expense included in net loss
  applicable to common stockholders, net of related
  tax effects......................................       750         112       2,553
Less: Total stock-based compensation expense
  determined under fair value based methods for all
  awards, net of related tax effects...............    (3,223)     (1,539)     (5,914)
                                                     --------   ---------   ---------
Pro forma..........................................  $(81,854)  $(103,094)  $(346,265)
                                                     ========   =========   =========
Earnings per common share -- basic and diluted:
  As reported......................................  $  (2.35)  $   (3.05)  $  (10.59)
  Pro forma........................................  $  (2.43)  $   (3.10)  $  (10.70)

     The weighted-average fair value of options granted in 2004 and 2003 was $0.84 and $0.32, respectively. No options were granted in 2002. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, under the following assumptions for 2004 and 2003:

                                                               2004      2003
                                                              -------   -------
Risk-free interest rate.....................................     3.65%     3.62%
Dividend yields.............................................      0.0%      0.0%
Expected volatility.........................................   136.29%    104.8%
Expected life...............................................  7 years   7 years

EARNINGS PER SHARE

     Basic earnings per share are based upon the weighted-average number of common shares outstanding plus the weighted-average number of fully vested Restricted Stock Units and deferred shares. Diluted earnings per share also includes the effect of stock options and other common stock equivalents outstanding during the period, if they are dilutive. In periods of a net loss position, basic and diluted weighted average shares are the same.

NEW ACCOUNTING STANDARDS

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

     In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which replaces SFAS 123 and supersedes APB 25. SFAS 123-R requires recognition of an expense when a company exchanges its equity instruments for goods or services, based on the fair value of the share-based compensation at the grant date. The related expense is recognized over the period in which the share-based compensation vests. SFAS 123(R) permits either a prospective or one of two modified

                               PENTON MEDIA, INC.

versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS 123. The Company is required to adopt the provisions of SFAS 123(R) effective January 1, 2006, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Prior periods may be restated. In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107, "TOPIC 14: Share-based payment" ("SAB 107"). SAB 107 addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. This bulletin is effective immediately. The Company has not yet finalized its decision concerning the transition method it will utilize to adopt SFAS 123(R) and its impact on the financial statements.

     In March 2005, the FASB Staff issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" as well as other issues related to asset retirement obligations. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is in the process of determining if this interpretation will have any impact on its financial statements.

NOTE 2 -- RESTATEMENT

     The consolidated financial statements for the years ended December 31, 2003 and 2002 and the related quarterly financial data for the years ended December 31, 2004 and 2003 included in this Annual Report on Form 10-K have been restated to reflect adjustments to our previously reported quarterly financial data and annual financial statements included in our Form 10-K for the year ended December 31, 2003. In addition, previously filed quarterly financial data on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 have been restated in this annual report on Form 10-K. See Note
21 -- Quarterly Results (Unaudited) for the effect of the restatement on quarterly periods of 2004 and 2003. The Company intends to file amendments to all of our 2004 Form 10-Qs as expeditiously as possible.

     The Company performed a comprehensive review of the Company's deferred tax assets and deferred tax liabilities and determined that certain deferred tax liabilities had been incorrectly offset against its deferred tax assets. In addition to correcting the deferred tax issue, the restatement also includes other accounting adjustments that were deemed in earlier periods to be immaterial. The cumulative effect of these corrections is an increase in stockholders' deficit at December 31, 2003 and September 30, 2004 of $15.4 million and $17.1 million (unaudited), respectively. The corrections are further described as follows:

DEFERRED TAX ADJUSTMENTS

     On March 24, 2005, the Company's management concluded that its previously issued consolidated financial statements should be restated to increase income tax expense and establish a corresponding deferred tax liability of $6.8 million and $10.1 million for the years ended December 31, 2003 and 2002, respectively, to correct the computation of our valuation allowance for deferred tax assets over those periods.

     Management reached this conclusion following a comprehensive review of the Company's deferred tax assets and deferred tax liabilities. Under SFAS 109, taxable temporary differences related to indefinite-lived intangible assets or tax-deductible goodwill (for which reversal cannot be anticipated) should not have been offset by the Company against deductible temporary differences for other indefinite-lived intangible assets or tax-deductible goodwill when scheduling reversals of temporary differences.

OTHER ACCOUNTING ADJUSTMENTS

     Other accounting adjustments represent items previously identified but deemed to be immaterial and recorded in the period Penton identified the error or in a subsequent period. Adjustments in this category

                               PENTON MEDIA, INC.

change the timing of income and expense items that were previously recognized. The impact of these adjustments was a decrease in net loss of $1.7 million in 2003 and an increase in net loss of $1.7 million in 2004. Of this amount, the largest item represents an adjustment of $2.0 million between the third quarter of 2003 and the fourth quarter of 2004. In September 2003, our minority interest in consolidated subsidiaries balance should have been reduced when certain assets contributed in 2002 by our minority interest partner were impaired. Additionally, revenues were reduced by approximately $0.2 million in 2002 due to the reclassification of sales discounts, which were originally classified in selling, general and administrative expenses. The amortization of deemed dividend and accretion of preferred stock decreased by $0.3 million in 2003 and increased by $0.3 million in 2002. In June 2003, it was discovered that the Company should not have only been accruing the dividends on the preferred stock from the time of issuance but should have also been accreting some of the preferred stock. Other less significant income statement adjustments were also recorded for items related to tenant improvements in 2001, and subscription revenues and restructuring charges in 2003.

     The following adjustments affected the classification of certain balance sheet accounts:

     - In February 2004, a tentative settlement agreement was reached in the Meckler lawsuit. The settlement amount of $4.6 million, which was paid in its entirety by Penton's insurance company, should have been recorded as a liability and corresponding receivable at December 31, 2003, as required by FIN 39, "Offsetting of Amounts Related to Certain Contracts." The 2003 restated balance sheet includes the $4.6 million in current assets under prepayments, deposits and other and in current liabilities under other accrued expenses.

     - At December 31, 2003 certain trade show receivables were recorded at their full contract amounts even though the contract stipulated that only a portion of the contract was due. This correction reduced accounts receivable and unearned income by $2.6 million.

     - Other less significant balance sheet adjustments were also recorded for items related to tenant improvements in 2001, and subscription revenues, restructuring charges and accounts payable in 2003.

OTHER

     All previously reported amounts affected by the restatement that appear elsewhere in these notes to the consolidated financial statements have also been restated.

                               PENTON MEDIA, INC.

     The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for the years ended December 31, 2003 and 2002.

                                                     YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------
                                       AS PREVIOUSLY               AS PREVIOUSLY
                                         REPORTED      RESTATED      REPORTED      RESTATED
                                           2003          2003          2002          2002
                                       -------------   ---------   -------------   ---------
                                                 (DOLLARS AND SHARES IN THOUSANDS,
                                                      EXCEPT PER SHARE DATA)
Revenues.............................    $206,260      $ 205,977     $ 235,106     $ 234,935
                                         --------      ---------     ---------     ---------
Editorial, production and
  circulation........................      92,617         92,617       103,894       103,894
Selling, general and
  administrative.....................      89,502         89,484       119,688       119,499
Impairment of assets.................      45,797         43,760       223,424       223,424
Provision for loan impairment........       7,600          7,600            --            --
Restructuring and other charges......       5,707          5,895        15,436        15,436
Loss (gain) on sale of properties....          --             --           888           888
Depreciation and amortization........      13,790         13,808        19,329        19,347
Interest expense.....................      39,686         39,686        38,193        38,193
Interest income......................        (523)          (523)         (768)         (768)
Other, net...........................         724            724        (1,092)       (1,092)
                                         --------      ---------     ---------     ---------
Loss from continuing operations
  before income taxes................     (88,640)       (87,074)     (283,886)     (283,886)
Provision (benefit) for income
  taxes..............................         (53)         6,795       (40,514)      (30,369)
                                         --------      ---------     ---------     ---------
Loss from continuing operations
  before accounting change...........     (88,587)       (93,869)     (243,372)     (253,517)
Gain (loss) from discontinued
  operations.........................         738            738        (3,252)       (3,252)
Cumulative effect of accounting
  change, net of taxes...............          --             --       (39,700)      (39,700)
                                         --------      ---------     ---------     ---------
Net loss.............................     (87,849)       (93,131)     (286,324)     (296,469)
Amortization of deemed dividend and
  accretion of preferred stock.......      (8,886)        (8,536)      (46,174)      (46,435)
                                         --------      ---------     ---------     ---------
Net loss applicable to common
  stockholders.......................    $(96,735)     $(101,667)    $(332,498)    $(342,904)
                                         ========      =========     =========     =========
Earnings per common share -- basic
  and diluted:
  Loss from continuing operations
     applicable to common............    $  (2.93)     $   (3.07)    $   (8.94)    $   (9.26)
  Discontinued operations, net of
     taxes...........................        0.02           0.02         (0.10)        (0.10)
  Cumulative effect of accounting
     change, net of taxes............          --             --         (1.23)        (1.23)
                                         --------      ---------     ---------     ---------
  Net loss applicable to common
     stockholders....................    $  (2.91)     $   (3.05)    $  (10.27)    $  (10.59)
                                         ========      =========     =========     =========
Weighted-average number of shares
  outstanding:
     Basic and diluted...............      33,299         33,299        32,374        32,374
                                         ========      =========     =========     =========

                               PENTON MEDIA, INC.

     The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at December 31, 2003.

                                                                  DECEMBER 31, 2003
                                                              -------------------------
                                                              AS PREVIOUSLY
                                                                REPORTED      RESTATED
                                                              -------------   ---------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  29,626     $  29,626
  Accounts receivable, net..................................       29,721        27,170
  Notes receivable..........................................          571           571
  Inventories...............................................          875           875
  Deferred tax assets.......................................           --           253
  Prepayments, deposits and other...........................        4,898         9,625
                                                                ---------     ---------
     Total current assets...................................       65,691        68,120
                                                                ---------     ---------
Property and equipment, net.................................       18,803        18,928
Goodwill....................................................      214,411       214,411
Other intangible assets, net................................       10,883        10,883
Other non-current assets....................................        9,102         9,102
                                                                ---------     ---------
Total Assets................................................    $ 318,890     $ 321,444
                                                                =========     =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................    $   6,300     $   6,402
  Accrued compensation and benefits.........................        8,458         8,458
  Other accrued expenses....................................       17,916        22,747
  Unearned income, principally trade show and conference
     deposits...............................................       24,780        22,535
                                                                ---------     ---------
       Total current liabilities............................       57,454        60,142
                                                                ---------     ---------
Senior secured notes, net of discount.......................      156,915       156,915
Senior subordinated notes, net of discount..................      171,698       171,698
Net deferred pension credits................................       11,040        11,040
Deferred tax liability......................................           --        17,245
Other non-current liabilities...............................        9,163         9,270
                                                                ---------     ---------
Total Liabilities...........................................      406,270       426,310
                                                                ---------     ---------
Commitments and contingencies
Minority interest...........................................        2,487           450
                                                                ---------     ---------
Mandatorily redeemable convertible preferred stock..........       55,060        54,972
                                                                ---------     ---------
Series M preferred stock....................................           --            --
                                                                ---------     ---------
Redeemable common stock.....................................            2             2
                                                                ---------     ---------

                               PENTON MEDIA, INC.

                                                                  DECEMBER 31, 2003
                                                              -------------------------
                                                              AS PREVIOUSLY
                                                                REPORTED      RESTATED
                                                              -------------   ---------
                                                               (DOLLARS IN THOUSANDS)
Stockholders' deficit:
  Preferred stock, par value $0.01 per share; 1,800,000
     shares authorized; none issued or outstanding..........            -             -
  Common stock, par value $0.01 per share; 155,000,000
     shares authorized; 33,220,877 shares issued and
     outstanding at 2003, respectively......................          332           332
  Capital in excess of par value............................      226,266       226,355
  Retained deficit..........................................     (367,449)     (382,876)
  Notes receivable from officers............................       (1,897)       (1,897)
  Accumulated other comprehensive loss......................       (2,181)       (2,204)
                                                                ---------     ---------
Total Stockholders' Deficit.................................     (144,929)     (160,290)
                                                                ---------     ---------
Total Liabilities and Stockholders' Deficit.................    $ 318,890     $ 321,444
                                                                =========     =========

     The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002:

                                                       YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------
                                          AS PREVIOUSLY              AS PREVIOUSLY
                                            REPORTED      RESTATED     REPORTED      RESTATED
                                              2003          2003         2002          2002
                                          -------------   --------   -------------   --------
                                                        (DOLLARS IN THOUSANDS)
Cash flow from operating activities.....     $27,715      $27,715      $(16,585)     $(16,585)
Cash flow from investing activities.....     $   626      $ 1,502      $ (3,307)     $ (2,659)
Cash flow from financing activities.....     $(5,655)     $(6,531)     $  6,607      $  5,959
Cash and cash equivalents...............     $29,626      $29,626      $  6,771      $  6,771

NOTE 3 -- DISPOSALS

     In December 2004, the Company completed the sale of 70% of its interest in PM Germany, a consolidated subsidiary, to Neue Medien Ulm Holdings GmbH ("Neue Medien") for $0.8 million in cash. The sale did not qualify as discontinued operations under SFAS 144; consequently, the related loss on sale of $0.9 million is included in loss (gain) on sale of properties, on the accompanying consolidated statements of operations. At December 31, 2004, the Company retains a 15% interest in PM Germany, which includes a call/put option. The Company accounts for its investment using the cost method, as the Company does not exercise significant influence.

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

     In December 2002, the Company disposed of the net assets of Penton Media Australia ("PM Australia") for approximately $0.01 million in cash at closing and $0.1 million received through July 2004. The sale resulted in a loss of approximately $0.6 million. PM Australia was part of our Technology segment. The results of PM Australia are reported as discontinued operations for all periods through the date of sale.

                               PENTON MEDIA, INC.

     Operating results for the discontinued components, which include PM Australia and PTS for the years ended December 31, 2003 and 2002 are as follows (in thousands):

                                                              2003     2002
                                                              -----   -------
Revenues....................................................  $  --   $ 8,719
                                                              =====   =======
Operating loss before income taxes..........................  $(649)  $(2,696)
Loss on sale of PM Australia................................     --      (556)
Gain on sale of PTS.........................................  1,387        --
                                                              -----   -------
Income (loss) from discontinued operations..................  $ 738   $(3,252)
                                                              =====   =======

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

NOTE 4 -- ACCOUNTS RECEIVABLE, NET

     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and regional economic data. The Company reviews the allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are charged against the allowance when the Company believes it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

     Accounts receivable, net consist of the following at December 31, 2004 and 2003 (in thousands):

                                                                        RESTATED
                                                                        --------
                                                               2004       2003
                                                              -------   --------
Trade.......................................................  $32,619   $30,683
Employee....................................................       15        20
Other.......................................................      763       170
                                                              -------   -------
                                                               33,397    30,873
Less: Allowance for doubtful accounts.......................   (2,826)   (3,703)
                                                              -------   -------
Accounts receivable, net....................................  $30,571   $27,170
                                                              =======   =======

     Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2004, 2003 and 2002 (in thousands):

                                                          2004      2003       2002
                                                         -------   -------   --------
Balance at the beginning of the year...................  $ 3,703   $ 4,323   $ 10,976
Additions..............................................    1,833     2,162      6,539
Write-offs, net of recoveries..........................   (2,710)   (2,782)   (13,192)
                                                         -------   -------   --------
Balance at the end of the year.........................  $ 2,826   $ 3,703   $  4,323
                                                         =======   =======   ========

                               PENTON MEDIA, INC.

NOTE 5 -- PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consists of the following at December 31, 2004 and 2003 (in thousands):

                                                                         RESTATED
                                                                         --------
                                                                2004       2003
                                                              --------   --------
Leasehold improvements......................................  $  8,603   $  8,703
Furniture and fixtures......................................    10,938     21,172
Computer hardware and software..............................    22,128     20,667
Website development costs...................................     3,784      4,292
Other.......................................................       329        426
                                                              --------   --------
                                                                45,782     55,260
Less: Accumulated depreciation..............................   (30,989)   (36,332)
                                                              --------   --------
Property and Equipment, net.................................  $ 14,793   $ 18,928
                                                              ========   ========

     Included in property and equipment are assets which were acquired under capital leases in the amount of $0.1 million and $0.2 million at December 31, 2004 and 2003, respectively.

NOTE 6 -- GOODWILL AND OTHER INTANGIBLES

IMPAIRMENT OF GOODWILL

     The Company has selected September 30 of each year to perform its annual impairment reviews under SFAS 142, which are performed by management with the assistance of a third party valuation firm. The evaluations utilize both an income and market valuation approach and contain reasonable and supportable assumptions and projections and reflect management's best estimate of projected future cash flows. If the assumptions and estimates underlying these goodwill impairment evaluations are not achieved, additional impairment charges may be necessary. Impairment charges are reflected as impairment of assets in the accompanying consolidated statements of operations.

     In 2004, the Company recorded a non-cash goodwill impairment charge of $37.8 million. This goodwill impairment charge is due primarily to lower than previously expected future cash flows in two reporting units in our Technology segment and by lower than previously expected future cash flows in our International segment.

     In 2003, the Company recorded a non-cash goodwill impairment charge of $37.6 million. This goodwill impairment charge is due primarily to the reduction of the fair value of goodwill in three of our reporting units due to lower than previously expected future cash flows. Two of the reporting units are part of the Company's Technology segment and one is part of our Retail segment.

     During the third quarter of 2002, Penton completed its initial impairment test under the provisions of SFAS 142 for January 1, 2002 and recorded a non-cash goodwill impairment charge of $39.7 million to reduce the carrying value of goodwill for two of our reporting units in the Technology segment. The charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations.

     During the third quarter of 2002, a number of events occurred that indicated an additional possible impairment of goodwill might exist. These events included our determination in July of lower-than-expected revenues and adjusted EBITDA results for the year; a letter from the New York Stock Exchange indicating that the Company had fallen below minimum listing standards; a significant decline in the Company's stock price; and the decision by management to potentially sell or dispose of certain non-core assets. As a result of these triggering events and circumstances, the Company completed an additional SFAS 142 impairment

                               PENTON MEDIA, INC.

review at September 30, 2002. This review resulted in a non-cash goodwill impairment charge of approximately $203.3 million to further reduce the carrying value of goodwill for two reporting units in our Technology segment.

     Changes in the carrying amount of goodwill during 2002, 2003 and 2004, by operating segment, are as follows (in thousands):

                                                              GOODWILL
                               -----------------------------------------------------------------------
                               INDUSTRY   TECHNOLOGY   LIFESTYLE   RETAIL    INTERNATIONAL     TOTAL
                               --------   ----------   ---------   -------   -------------   ---------
Balance at December 31,
  2001.......................  $37,237    $ 336,790     $84,924    $34,190      $    --      $ 493,141
Cumulative effect accounting
  change.....................       --      (39,700)         --         --           --        (39,700)
Activity and
  earnouts(1)(2).............     (959)       2,790          --         --           --          1,831
Impairment charge............       --     (203,300)         --         --           --       (203,300)
                               -------    ---------     -------    -------      -------      ---------
Balance at December 31,
  2002.......................   36,278       96,580      84,924     34,190           --        251,972
Earnouts.....................       --            7          --         --           --              7
Impairment charge............       --      (29,202)         --     (8,366)          --        (37,568)
                               -------    ---------     -------    -------      -------      ---------
Balance at December 31,
  2003.......................   36,278       67,385      84,924     25,824           --        214,411
Allocation due to segment
  change.....................     (501)      (8,424)         --         --        8,925             --
Activity(3)..................       --           --          --         --         (449)          (449)
Impairment charge............       --      (32,615)         --         --       (5,185)       (37,800)
                               -------    ---------     -------    -------      -------      ---------
Balance at December 31,
  2004.......................  $35,777    $  26,346     $84,924    $25,824      $ 3,291      $ 176,162
                               =======    =========     =======    =======      =======      =========

---------------

(1) The $959 represents goodwill related to PTS.

(2) The $2,790 consists of acquisition costs reclassified to goodwill and adjustments for contingent consideration.

(3) Represents goodwill related to PM Germany, which was sold in December 2004.

IMPAIRMENT OF LONG-LIVED ASSETS

     Due to the impairments of goodwill in 2004, 2003 and 2002, the Company also completed annual assessments of its long-lived assets in accordance with the provisions of SFAS 144 and recorded non-cash charges of $1.9 million, $6.2 million and $20.0 million in 2004, 2003 (as restated) and 2002, respectively. These charges relate primarily to the write-off of trade names and subscriber and advertiser relationships for properties in our Technology segment.

     The fair value of the asset groups was determined using the income approach, which is similar to the discounted cash flows approach. The charges are reflected as impairment of assets in the accompanying consolidated statements of operations.

                               PENTON MEDIA, INC.

     At December 31, 2004 and 2003, other intangibles recorded in the consolidated balance sheets are amortized over three to fifteen years and are comprised of the following assets (in thousands):

                                                            GROSS                     NET
                                                 RANGE     CARRYING   ACCUMULATED     BOOK
                                                OF LIVES    VALUE     AMORTIZATION   VALUE
                                                --------   --------   ------------   ------
Trade names...................................    3-15     $ 5,053      $ (4,063)    $  990
Mailing/exhibitor lists.......................    7-15       9,256        (5,478)     3,778
Advertiser relationships......................       7       5,624        (4,242)     1,382
Subscriber relationships......................       6       1,929        (1,361)       568
Other.........................................       3         151           (23)       128
                                                           -------      --------     ------
Balance at December 31, 2004..................             $22,013      $(15,167)    $6,846
                                                           =======      ========     ======

                                                           GROSS                      NET
                                                RANGE     CARRYING   ACCUMULATED     BOOK
                                               OF LIVES    VALUE     AMORTIZATION    VALUE
                                               --------   --------   ------------   -------
Trade names..................................    3-15     $ 5,255      $ (3,779)    $ 1,476
Mailing/exhibitor lists......................    7-15       9,341        (4,925)      4,416
Advertiser relationships.....................       7       7,200        (3,346)      3,854
Subscriber relationships.....................       6       2,100          (973)      1,127
Non-compete agreements.......................       3         176          (166)         10
                                                          -------      --------     -------
Balance at December 31, 2003.................             $24,072      $(13,189)    $10,883
                                                          =======      ========     =======

     Total amortization expense for 2004, 2003 and 2002 were $2.3 million, $3.9 million and $8.7 million, respectively. Amortization expense estimated for these intangibles for 2005 through 2009 are as follows (in thousands):

                         YEAR ENDED
                        DECEMBER 31,                           AMOUNT
                        ------------                           ------
     2005...................................................   $1,778
     2006...................................................   $1,587
     2007...................................................   $  938
     2008...................................................   $  402
     2009...................................................   $  401

NOTE 7 -- DEBT

LOAN AND SECURITY AGREEMENT

     In August 2003, the Company entered into a four-year revolving loan and security agreement. Pursuant to the terms of the loan and security agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.25x the Company's last twelve months adjusted EBITDA measured monthly through August 13, 2005 and 2.0x thereafter; (iii) 40% of the Company's last six months of revenues; or (iv) 25% of the Company's enterprise value, as determined annually by a third party. The revolving credit facility bears interest at LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months adjusted EBITDA to 2.25x from June 30, 2004 through March 31, 2005 and 2.0x thereafter. The loan agreement permits the Company to sell assets of up to $12.0 million in the aggregate during the term or $5.0 million in any single asset sale; and

                               PENTON MEDIA, INC.

complete acquisitions of up to $5.0 million per year. Included in the loan agreement are two stand-by letters of credit of $0.1 million and $0.2 million, respectively, required by two of the Company's facility leases. The amounts of the letters of credit reduce the availability under the credit facility. As of December 31, 2004, no amounts were drawn under the stand-by letters of credit. Costs representing bank fees and other professional fees of $1.9 million are being amortized over the life of the loan agreement. At December 31, 2004, $39.7 million was available under the loan agreement. There were no amounts outstanding, see Note 23 -- Subsequent Events.

     The loan and security agreement contains several provisions, which could have a significant impact as to the classification as well as the acceleration of payments for borrowings outstanding under the agreement, including the following: (i) the obligation of the lender to provide any advances under the loan agreement is subject to no material adverse change events; (ii) reserves may be established against the borrowing base for sums that the Company is required to pay, such as taxes and assessments and other types of required payments, and has failed to pay; (iii) in the event of a default under the loan agreement, the lender has the right to direct all cash that is deposited in the Company's lock boxes to be sent to the lender to pay down outstanding borrowings; (iv) the loan agreement establishes cross-defaults to the Company's other indebtedness (such as the 11 7/8% senior secured notes and 10 3/8% senior subordinated notes) such that a default under the loan agreement could cause a default under the note agreements and vice versa; however, default-triggering thresholds are different in the loan agreement and the notes; (v) if the Company is in default of any material agreement to which it is a party and the counter-party to that agreement has the right to terminate such agreement as a result of the default, this constitutes an event of default under the loan agreement. Under the loan agreement, the lenders reserve the right to deem the notes in default, and in those limited circumstances, could accelerate payment of the outstanding loan balances should the Company undergo a material adverse event. Even though the criteria defining a material adverse event are subjective, the Company does not believe that the exercise of the lenders' right is probable nor does it foresee any material adverse events in 2005. In addition, the Company believes that the 11 7/8% senior secured and 10 3/8% senior subordinated note agreements are long-term in nature. Accordingly, the Company continues to classify its notes as long term. See Note 23 -- Subsequent Events.

SENIOR SECURED NOTES

     In March 2002, Penton issued $157.5 million of 11 7/8% senior secured notes (the "Secured Notes") due in 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally guaranteed on a senior basis by all of the assets of Penton's domestic subsidiaries, which are 100% owned by the Company, and also by the stock of certain subsidiaries. Condensed consolidating financial information is presented in Note 22 -- Guarantor and Non-guarantor Subsidiaries. Penton may redeem the Secured Notes, in whole or in part, during the periods October 1, 2005 through October 1, 2006 and thereafter at redemption prices of 105.9% and 100.0% of the principal amount, respectively, together with accrued and unpaid interest. In addition, at any time prior to October 1, 2005, up to 35% of the aggregate principal amount of the Secured Notes may be redeemed at Penton's option, within 90 days of certain public equity offerings of its common stock, at a redemption price equal to 111.875% of the principal amount, together with accrued and unpaid interest.

     The Secured Notes were offered at a discount of $0.8 million, which is being amortized using the interest method, over the term of the Secured Notes. In 2004, 2003 and 2002, respectively, the Company recorded $0.3 million, $0.2 million and $0.1 million of amortization expense related to the discount. Costs representing underwriting fees and other professional fees of $6.6 million are being amortized, using the effective interest method, over the term of the Secured Notes. Net proceeds of $150.1 million were used to pay down $83.6 million of Penton's term loan A facility and $49.0 million of its term loan B facility under the Company's previous loan agreement and to repurchase $10.0 million of the Company's 10 3/8% senior subordinated notes for $8.3 million, excluding interest. The remaining net proceeds of $9.2 million were used

                               PENTON MEDIA, INC.

for general corporate purposes. The Secured Notes rank senior in right to all of Penton's subordinated indebtedness, including the 10 3/8% senior subordinated notes due in 2011. The indenture governing the Secured Notes contains covenants that, among other things, limit the Company's ability to pay dividends, incur additional debt, sell assets and enter into mergers or consolidations. The Company's ability to obtain dividends from its subsidiaries is only restricted if Penton is in default under its debt arrangement or if the Company has exceeded its limitation of additional indebtedness, as specified in the indenture.

SENIOR SUBORDINATED NOTES

     In June 2001, Penton issued $185.0 million of 10 3/8% senior subordinated notes (the "Subordinated Notes") due in 2011. Interest is payable on the Subordinated Notes semiannually on June 15 and December 15. The Subordinated Notes are fully and unconditionally, jointly and severally guaranteed, on a senior subordinated basis, by the assets of Penton's domestic subsidiaries, which are 100% owned by the Company. Condensed consolidating financial information is presented in Note 22 -- Guarantor and Non-guarantor Subsidiaries. The notes may be redeemed in whole or in part on or after June 15, 2006. The Subordinated Notes were offered at a discount of $4.2 million, which is being amortized using the interest method, over the term of the Subordinated Notes. In 2004, 2003 and 2002, respectively, the Company recorded $1.0 million, $0.6 million and $0.4 million of amortization expense related to the discount. Costs representing underwriting fees and other professional fees of $1.7 million are being amortized over the term of the Subordinated Notes. Net proceeds of $180.2 million were used to pay down $136.0 million under our previous revolving credit facility, $12.8 million under our previous term loan A and $7.2 million under our previous term loan B. The remaining net proceeds of $24.2 million were used for general corporate purposes. The Subordinated Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the credit facility. The indenture governing the Subordinated Notes contains covenants that, among other things, restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments, sell assets and enter into mergers or consolidations. The Company's ability to obtain dividends from its subsidiaries is only restricted if Penton is in default under its debt arrangement or if the Company has exceeded its limitation of additional indebtedness, as specified in such agreement.

     In March 2002, the Company repurchased $10.0 million of its Subordinated Notes with $8.7 million of the proceeds from the Secured Notes offering, completed in March 2002, resulting in a gain of $1.4 million, which is classified in other net in the consolidated statements of operations.

CASH PAID FOR INTEREST

     Cash paid for interest for 2004, 2003 and 2002 was $36.9 million, $36.9 million and $29.9 million, respectively.

     Included in interest expense in the consolidated statements of operations for the years ended December 31, 2003 and 2002 are write-offs of unamortized financing fees of approximately $1.9 million and $0.7 million, respectively, related to refinancing of debt. In addition, 2003 interest expense includes a net deferred loss on cash flow hedges of $1.4 million and net losses on interest swaps that did not qualify as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") of $0.1 million.

                               PENTON MEDIA, INC.

NOTE 8 -- INCOME TAXES

     The source of loss from continuing operations before income taxes and cumulative effect of accounting change for the years ended December 31, 2004, 2003 and 2002, consists of (in thousands):

                                                                       RESTATED
                                                                 --------------------
                                                        2004       2003       2002
                                                      --------   --------   ---------
U.S. domestic.......................................  $(69,993)  $(80,967)  $(258,963)
Foreign.............................................     2,751     (6,107)    (24,923)
                                                      --------   --------   ---------
                                                      $(67,242)  $(87,074)  $(283,886)
                                                      ========   ========   =========

     The provision (benefit) for income in the consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

                                                                       RESTATED
                                                                  -------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
Current:
  Federal............................................  $     --   $     --   $(52,718)
  State and local....................................    (3,367)       100     (1,554)
  Foreign............................................       681       (153)      (354)
                                                       --------   --------   --------
                                                         (2,686)       (53)   (54,626)
                                                       --------   --------   --------
Deferred:
  Federal............................................     2,292      5,958     17,981
  State and local....................................       343        890      6,276
  Foreign............................................        --         --         --
                                                       --------   --------   --------
                                                          2,635      6,848     24,257
                                                       --------   --------   --------
                                                       $    (51)  $  6,795   $(30,369)
                                                       ========   ========   ========

     There is no net income tax provision (benefit) recorded for discontinued operations, cumulative effect of accounting change, or other comprehensive income for 2004, 2003 and 2002.

     The difference between the actual income tax provision (benefit) on continuing operations before income taxes and cumulative effect of accounting change and the tax provision (benefit) computed by applying the

                               PENTON MEDIA, INC.

statutory federal income tax rate of 35% to income before income taxes and cumulative effect of accounting change for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

                                                                       RESTATED
                                                                  -------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
Income tax benefit at statutory rate.................  $(23,534)  $(30,475)  $(99,360)
Tax effect of:
  Non-deductible goodwill impairment.................     5,807     10,661     58,759
  Loss on basis difference from dispositions.........      (937)        --    (23,878)
  State income tax benefit, net of federal
     provision.......................................    (4,653)       317     (9,136)
  Non-deductible goodwill............................       151        432      1,650
  Foreign tax items..................................       (60)      (560)    (1,204)
  Non-deductible expenses............................       710        245        305
  Other items, net...................................      (365)      (244)      (215)
  Basis difference on certain international
     subsidiaries....................................   (11,048)        --         --
  Valuation allowance................................    33,878     26,419     42,710
                                                       --------   --------   --------
  Actual income tax provision (benefit)..............  $    (51)  $  6,795   $(30,369)
                                                       ========   ========   ========
Effective income tax rate............................       0.1%      (7.8)%     10.7%
                                                       ========   ========   ========

     The components of deferred tax assets and liabilities at December 31, 2004, 2003 and 2002 are as follows (in thousands):

                                                                       RESTATED
                                                                  -------------------
                                                        2004        2003       2002
                                                      ---------   --------   --------
Deferred tax assets:
  Deferred pension credits..........................  $   4,255   $  4,580   $  5,643
  Accrued vacation..................................        292        530        968
  Bad debts.........................................        787        898      1,053
  Reserves recorded for financial reporting
     purposes.......................................        372        847      1,159
  Loan impairment...................................      2,317      3,060         --
  Indefinite life intangibles.......................     14,828      8,841     11,113
  Definite life intangibles.........................      1,829      1,209         --
  Restructuring charges.............................      3,817      4,288      5,660
  Net operating loss carryforwards..................     64,233     48,218     21,527
  Foreign tax credits...............................      1,125      1,125        249
  Deferred compensation.............................      1,697        378      2,194
  Other.............................................        223        155         36
  Basis difference on certain international
     subsidiaries...................................     11,048         --         --
                                                      ---------   --------   --------
     Total deferred tax assets......................    106,823     74,129     49,602
                                                      ---------   --------   --------

                               PENTON MEDIA, INC.

                                                                       RESTATED
                                                                  -------------------
                                                        2004        2003       2002
                                                      ---------   --------   --------
Deferred tax liabilities:
  Depreciation......................................       (816)    (2,000)    (2,113)
  Indefinite life intangibles.......................    (19,627)   (16,992)   (10,144)
  Definite life intangibles.........................         --         --     (1,123)
                                                      ---------   --------   --------
     Total deferred tax liabilities.................    (20,443)   (18,992)   (13,380)
                                                      ---------   --------   --------
Net deferred tax asset..............................     86,380     55,137     36,222
                                                      ---------   --------   --------
  Valuation allowance...............................   (106,007)   (72,129)   (46,366)
                                                      ---------   --------   --------
Total net deferred tax liability....................  $ (19,627)  $(16,992)  $(10,144)
                                                      =========   ========   ========

     SFAS 109 required that deferred tax assets be reduced by a valuation allowance, if based on available evidence, it is more likely than not that the deferred tax assets will not be realized. Under generally accepted accounting principles, available evidence includes the reversal of existing taxable temporary differences. Upon the adoption of SFAS 142 on January 1, 2002 (See
Note 1 -- Description of Business and Significant Accounting Policies), the Company can no longer amortize tax deductible goodwill and indefinite-lived intangible assets for financial reporting purposes. Therefore, the deferred tax liability related to the taxable temporary differences caused by different amortization periods for identified intangibles will not reverse unless the underlying assets are sold or an impairment is recorded. The Company had net deferred tax liabilities related to indefinite-lived intangibles for 2004, 2003 and 2002 of $19.6 million, $17.0 million and $10.1 million respectively. As the Company has cumulative losses in recent years, it recorded valuation allowances to offset their respective annual income tax benefits from operations as well as the amount by which their deferred tax assets exceeded their deferred tax liabilities, excluding the deferred tax liability related to indefinite-lived intangibles. In 2003 and 2002, the Company established a valuation allowance related to discontinued operations and cumulative effect of accounting change of $3.0 million and $3.7 million, respectively.

     At December 31, 2004, the Company had federal operating loss carryforwards of $142.7 million for tax purposes, which will begin expiring from 2022 to 2024. A full valuation has been provided on the federal operating loss carryforwards.

     At December 31, 2004, the Company had state operating loss carryforwards of $373.6 million for tax purposes, which will begin expiring from 2006 to 2024. A full valuation has been provided on the state operating loss carryforwards.

     At December 31, 2004, the Company had available foreign tax credit carryforwards of approximately $1.1 million, which will begin expiring from 2007 to 2008. A full valuation allowance has been provided on the foreign tax credit carryforwards.

     During 2004, the Company paid net cash tax payments of $0.7 million ($0.2 million of tax refunds for prior years less cash paid for taxes in 2004 of $0.9 million). For 2003 and 2002, net cash tax refunds were $52.0 million and $17.6 million, respectively.

     Prior to 2004, the Company did not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because earnings were considered indefinitely reinvested, in the opinion of management. In 2004 the Company has provided federal income tax benefits, subject to valuation allowance, on temporary differences on certain international subsidiaries.

     The American Job Creation Act of 2004 was signed into law in October of 2004. Due to the Company's U.S. tax loss position, the law should not have a material impact on our income taxes.

                               PENTON MEDIA, INC.

NOTE 9 -- EMPLOYEE BENEFIT PLANS

     Penton maintains three retirement plans: a defined benefit plan; a supplemental executive retirement plan ("SERP"); and a defined contribution plan.

DEFINED BENEFIT PLAN AND SERP

     Penton's defined benefit pension plan covers all employees who were Plan participants at December 31, 2003. Retirement benefits for employees in foreign countries generally are provided by national statutory programs. Benefits for domestic employees are based on years of service and annual compensation as defined by the plan.

     In November 2003, the Company's defined benefit plan was amended to freeze the accrual of any benefits under the plan after December 31, 2003. As a result, the Company recorded a curtailment gain of $2.2 million for the year ended December 31, 2003. This amount is included in selling, general and administrative expenses in the consolidated statements of operations. The benefit accruals in the frozen plan are payable to participating employees when they qualify for retirement.

     Restructuring efforts in 2002 triggered a need for a revised valuation of our defined benefit pension plan. Pursuant to this revised valuation, the Company recorded a curtailment gain of $0.9 million and a settlement gain of $1.1 million in 2002. These amounts have been recorded as part of selling, general and administrative expenses on the consolidated statements of operations. Due to this revised valuation, the Company also updated its assumptions resulting in additional pension expense of $0.7 million for 2002.

     In November 2003, Penton's SERP was amended to freeze benefits effective on January 1, 2004. As a result, the Company recorded a curtailment charge of $0.3 million for the year ended December 31, 2003. This amount is included in selling, general and administrative expenses in the consolidated statements of operations. In place of the SERP, the Company will accrue throughout the year an amount equal to between 3% and 6% of the participants eligible salary plus an investment return equal to the Moody's AA Corporate Bond note. The accrued percentage is based on each executive's age and years of service.

     As a result of the elimination of four plan participants, the SERP was revalued in 2002. Pursuant to this revised valuation, the Company recorded a curtailment charge of $0.1 million and an immaterial settlement charge, which were recorded as part of selling, general and administrative expenses on the consolidated statements of operations. The SERP plan is an unfunded, non-qualified plan and hence has no plan assets.

                               PENTON MEDIA, INC.

     The following table sets forth the change in benefit obligation, change in plan assets, funded status of the plans, amounts recognized in the consolidated balance sheets, and assumptions for the defined benefit plan and SERP at December 31, 2004 and 2003 (in thousands, expect for percentages):

                                                          DEFINED BENEFIT PLAN        SERP
                                                          ---------------------   -------------
                                                            2004        2003      2004    2003
                                                          ---------   ---------   -----   -----
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation, January 1.........................  $ 43,646    $ 40,098    $ 869   $ 771
     Service cost.......................................        --       1,870       --      73
     Interest cost......................................     2,571       2,640       41      52
     Benefits paid......................................    (3,653)     (2,733)    (414)     --
     Actuarial loss.....................................     2,080       4,480      (47)     44
     Curtailments.......................................        --      (2,709)      --     (71)
                                                          --------    --------    -----   -----
  Benefit obligation, December 31.......................    44,644      43,646      449     869
                                                          --------    --------    -----   -----
CHANGE IN PLAN ASSETS:
  Fair value of plan assets, January 1..................    33,990      29,178       --      --
     Actual return on plan assets.......................     3,560       7,545       --      --
     Contribution.......................................     1,543          --      414      --
     Benefits paid......................................    (3,653)     (2,733)    (414)     --
                                                          --------    --------    -----   -----
  Fair value of plan assets, December 31................    35,440      33,990       --      --
                                                          --------    --------    -----   -----
FUNDED STATUS OF THE PLAN:
  Projected benefit obligation in excess of the fair
     value of assets, December 31.......................    (9,204)     (9,656)    (449)   (869)
  Unrecognized actuarial gain...........................    (1,364)     (2,927)     (11)     22
                                                          --------    --------    -----   -----
  Net deferred pension credits..........................  $(10,568)   $(12,583)   $(460)  $(847)
                                                          ========    ========    =====   =====
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:
  Accrued benefit cost..................................  $(10,568)   $(12,583)   $(460)  $(847)
  Additional minimum liability..........................        --          --       --     (22)
  Accumulated other comprehensive income................        --          --       --      22
                                                          --------    --------    -----   -----
  Net amount recognized, December 31....................  $(10,568)   $(12,583)   $(460)  $(847)
                                                          ========    ========    =====   =====
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
  Discount rates:
     Pre-retirement.....................................      5.91%       6.00%    5.91%   6.00%
     Post-retirement....................................      4.91%       5.00%    4.91%   5.00%
  Expected return on plan assets........................      8.50%       9.00%     n/a     n/a
  Weighted-average salary increase rate.................       n/a        4.00%     n/a    4.00%

                               PENTON MEDIA, INC.

     The following table summarizes the components of our defined benefit pension expense and assumptions for the years ended December 31, 2004, 2003 and 2002 (in thousands, except for percentages):

                                                   DEFINED BENEFIT PLAN
                                            ----------------------------------
                                             2004        2003          2002
                                            -------   ----------    ----------
NET PERIODIC PENSION COST (BENEFIT):
     Service cost.........................  $    --   $    1,870    $    2,268
     Interest cost........................    2,571        2,640         2,911
     Expected return on assets............   (2,951)      (3,002)       (3,452)
     Amortization of:
       Prior service cost.................       --           69            95
       Actuarial gain.....................       --         (550)       (1,133)
                                            -------   ----------    ----------
  Net pension expense (income) before
     curtailment and settlement gains.....     (380)       1,027           689
                                            -------   ----------    ----------
     Curtailment gain.....................       --       (2,206)         (946)
     Settlement gain......................      (92)          --        (1,121)
                                            -------   ----------    ----------
       Total net periodic pension cost
          (benefit).......................  $  (472)  $   (1,179)   $   (1,378)
                                            =======   ==========    ==========
WEIGHTED-AVERAGE ASSUMPTIONS USED TO
  DETERMINE NET PERIODIC PENSION COST:
     Discount rates:
       Pre-retirement.....................     6.00%   6.75/6.00%**  7.25/6.75%*
       Post-retirement....................     5.00%   5.75/5.00%**  6.25/5.75%*
     Expected return on plan assets.......     8.50%        9.00%         9.00%
     Weighted-average salary increase
       rate...............................      n/a         4.00%         4.00%

---------------

 * Pursuant to the revised valuation in 2002, as discussed above, a discount rate of 7.25% and 6.25% was used from January 1, 2002 to August 31, 2002 (the valuation date), and a rate of 6.75% and 5.75% was used for the remainder of the year.

** A discount rate of 6.75% and 5.75% was used from January 1, 2003 to November
   15, 2003, and a rate of 6.00% and 5.00% was used for the remainder of the year.

                               PENTON MEDIA, INC.

     The following table summarizes the components of SERP pension expense and assumptions for the years ended December 31, 2004, 2003 and 2002 (in thousands, except for percentages):

                                                         SERP
                                          -----------------------------------
                                          2004       2003            2002
                                          -----   -----------     -----------
NET PERIODIC PENSION COST:
     Service cost.......................  $  --   $        73     $        82
     Interest cost......................     41            52              63
     Amortization of:
       Prior service cost...............     --            26              37
       Actuarial loss...................      1            --              --
                                          -----   -----------     -----------
  Net pension expense...................     42           151             182
                                          -----   -----------     -----------
     Curtailment loss...................     --           312             110
     Settlement loss....................    (15)           --              17
                                          -----   -----------     -----------
       Total net periodic pension
          cost..........................  $  27   $       463     $       309
                                          =====   ===========     ===========
WEIGHTED-AVERAGE ASSUMPTIONS USED TO
  DETERMINE NET PERIODIC PENSION COST:
     Discount rates:
       Pre-retirement...................   6.00%    6.75/6.00%**    7.25/6.75%*
       Post-retirement..................   5.00%    5.75/5.00%**    6.25/5.75%*
     Expected return on plan assets.....    n/a           n/a             n/a
     Weighted-average salary increase
       rate.............................    n/a          4.00%           4.00%

---------------

 * Pursuant to the revised valuation in 2002, as discussed above, a discount rate of 7.25% and 6.25% was used from January 1, 2002 to August 31, 2002 (the valuation date), and a rate of 6.75% and 5.75% was used for the remainder of the year.

** A discount rate of 6.75% and 5.75% was used from January 1, 2003 to November
   15, 2003, and a rate of 6.00% and 5.00% was used for the remainder of the year.

                               PENTON MEDIA, INC.

     The following table summarizes the balance sheet change in accrued cost and additional minimum liability for our defined benefit plan and SERP at December 31, 2004 and 2003 (in thousands):

                                          DEFINED BENEFIT PLAN        SERP
                                          ---------------------   -------------
                                            2004        2003      2004    2003
                                          ---------   ---------   -----   -----
CHANGE IN ACCRUED COST:
  Accrued pension cost, January 1.......  $(12,583)   $(13,762)   $(847)  $(384)
  Cost recognized.......................       380      (1,027)     (42)   (151)
  Employer contributions................     1,543          --      414      --
  Adjustment for settlements............        92          --       15      --
  Adjustment for curtailments...........        --       2,206       --    (312)
                                          --------    --------    -----   -----
  Accrued pension cost, December 31.....  $(10,568)   $(12,583)   $(460)  $(847)
                                          ========    ========    =====   =====
ADDITIONAL MINIMUM LIABILITY:
  Accumulated benefit obligation,
     December 31........................  $(44,644)   $(43,646)   $(449)  $(869)
  Fair value of assets..................    35,440      33,990      449      --
  Unfunded accumulated benefit
     obligation.........................     9,204       9,656       --     869
  Additional minimum liability..........        --          --       --      22
                                          --------    --------    -----   -----
  Reduction in stockholder deficit,
     December 31........................  $     --    $     --    $  --   $  22
                                          ========    ========    =====   =====

     The Company estimates that benefit payments under our defined benefit plan and SERP for future years will be as follows (in thousands):

                                                              DEFINED BENEFIT PLAN   SERP
                                                              --------------------   ----
ESTIMATED FUTURE PAYMENTS:
  2005......................................................         $1,919          $15
  2006......................................................          2,187           15
  2007......................................................          2,688           29
  2008......................................................          2,194           16
  2009......................................................          2,047           15
  2010-2014.................................................         12,046          176

     The Company does not expect to make any contributions to the defined benefit pension plan in 2005 and only an immaterial amount to the SERP plan.

INVESTMENT POLICY

     The Investment Committee of the Board of Directors has developed and implemented an investment policy to effectively manage the defined benefit plan assets in the context of meeting the plan's obligations. The portfolios investment objectives are to maximize plan assets within designated risk and return profiles; optimize returns of invested assets consistent with prudent risk-taking; provide returns that exceed relevant market averages and benchmarks of comparable size portfolios; and produce returns that are consistent with those of asset classes indices weighted by policy target weights. All assets are managed externally according to guidelines the Company has established individually with the investment manager. Fixed income securities are required to carry a AA or better rating, those not carrying these ratings require approval of the Investment

                               PENTON MEDIA, INC.

Committee. The Investment Committee periodically reviews the overall plan performance, the risk level, asset allocation and the investment manager's performance to evaluate the effectiveness of the program.

     The current asset allocation consists primarily of listed stocks and corporate bonds. Investment policy decisions and asset allocation strategies are refined based on information, analysis and recommendations as provided by the investment manager. The following table indicates Penton's 2005 targeted asset allocation and breaks down its 2004 and 2003 asset allocation:

                                                                            PERCENTAGE OF
                                                                           PLAN ASSETS AT
                                                                TARGET      DECEMBER 31,
                                                              ALLOCATION   ---------------
                                                                 2005       2004     2003
                                                              ----------   ------   ------
ASSET CATEGORY
  Equity securities.........................................     70.0%      74.7%    72.9%
  Debt and fixed income securities..........................     29.0       25.3     27.0
  Other.....................................................      1.0         --      0.1
                                                                -----      -----    -----
  Total.....................................................    100.0%     100.0%   100.0%
                                                                =====      =====    =====

     For 2004, the Company assumed a long-term rate of return of 8.5%. In developing this rate, the Company evaluated the actual historical rates of return for the plan since Penton was spun-off in 1998 as well as input from our pension fund consultant and our actuarial consultant on asset class return and long-term inflation rate expectations.

RETIREMENT AND SAVINGS PLAN

     The Penton Media, Inc. Retirement and Savings Plan (the "RSP") is a 401(k) contribution plan that covers substantially all domestic employees of the Company. The RSP permits participants to defer up to a maximum of 25% of their compensation. Beginning in 2004, the Company made monthly contributions to each employee's retirement account equal to between 3% and 6% of the employee's annual salary, based on age and years of service. Beginning in 2005, the Company will make quarterly contributions to eligible employees who are employed on the last day of the quarter equal to 3% of the employee's annual salary. The Company's contributions become fully vested once the employee completes five years of service. In 2004 the Company made total contributions of $1.7 million to the RSP and expects to make contributions of approximately $1.6 million in 2005.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

LEASES

     Penton leases certain office space and equipment under non-cancelable operating leases. Some of the leases contain renewal options and/or rent escalations, which are charged to expense on a straightlined basis. Certain equipment leases include options to purchase during or at the end of the lease term. Following is a

                               PENTON MEDIA, INC.

schedule of approximate annual future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2004 (in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
2005........................................................   $ 7,504
2006........................................................     5,433
2007........................................................     4,884
2008........................................................     4,649
2009........................................................     4,335
Thereafter..................................................     4,148
                                                               -------
                                                               $30,953
                                                               =======

     The Company does not have any significant capital leases.

     For the years ended December 31, 2004, 2003 and 2002, the total rent expense (including taxes, insurance and maintenance when included in the rent payment) incurred by Penton was approximately $4.6 million, $5.1 million and $6.7 million, respectively. In addition, rent expense classified as part of restructuring and other charges in the consolidated statements of operations were $2.2 million, $3.3 million and $2.3 million for the years ended 2004, 2003 and 2002, respectively.

LEGAL PROCEEDINGS

     On November 3, 2003, a lawsuit was brought against the Company for an unspecified amount by Allison & Associates, Inc. under the Telephone Consumer Protection Act ("TCPA"), which prohibits against the transmission of unsolicited fax advertisements. The lawsuit is a punitive class action that seeks to represent a class of plaintiffs comprised of all individuals and entities who, during the period November 3, 1999, through the present, received one or more facsimiles sent by or on behalf of the Company advertising the commercial availability of its products or services and who did not give their prior expressed permission or invitation to receive such faxes. The statutory penalty for a single violation of the TCPA is $500, although the penalty can increase to $1,500 per violation if the Company is found to have willfully or knowingly violated these laws. The case is currently pending in the Richmond County, Georgia, Superior Court, and the Company is complying with the Court's order for discovery. A hearing on class certification is currently scheduled for May 3, 2005. The Company is uncertain as to the outcome of this case.

     In connection with the acquisition of Mecklermedia Corporation in 1998, a lawsuit was brought against the Company on December 1, 1998 by Ariff Alidina (the "Plaintiff"), a former stockholder of Mecklermedia Corporation, in the United States Federal District Court in the Southern District of New York for an unspecified amount, as well as other relief. The Plaintiff had claimed that the Company violated the federal securities laws by selling Mr. Meckler, a beneficial owner of approximately 26% of the shares of Mecklermedia, an 80.1% interest in Jupitermedia Corporation for what the Plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia Corporation than was paid to other stockholders of Mecklermedia Corporation. On May 16, 2001, the United States District Court for the Southern District of New York granted the Plaintiff's motion for certification of a class consisting of all former stockholders of Mecklermedia who tendered their shares in the tender offer. By letter dated November 3, 2003, plaintiffs' counsel informed the Court that a settlement had been reached in the case. In July 2004, the Federal District Court approved the settlement between the former stockholders of Mecklermedia and the Company for $4.6 million. The class settlement was paid entirely from insurance proceeds in August 2004. As part of the settlement, the Company wrote off $0.8 million in related legal fees, which are not expected to be reimbursed from the insurance carrier. This amount was classified with restructuring and other expenses in the consolidated statements of operations.

                               PENTON MEDIA, INC.

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

TAX MATTERS

     The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is probable that our positions will be sustained when challenged by the taxing authorities. As of December 31, 2004 we had not recognized tax benefits of approximately $2.2 million relating to various state tax positions. Should the ultimate outcome be unfavorable, we would be required to make a cash payment for all tax reductions claimed as of that date.

CURRENT LIQUIDITY

     The Company believes that its existing sources of liquidity, along with revenues expected to be generated from operations, will be sufficient to fund operations, anticipated capital expenditures, working capital, and other financing requirements. However, if the Company continues to incur operating losses and negative cash flows in the future, Penton may need to further reduce its operating costs or obtain alternate sources of financing, or both, to remain viable. The Company's ability to meet cash operating requirements depends upon its future performance, which is subject to general economic conditions and to financial, competitive, business, and other factors. The Company's ability to return to sustained profitability at acceptable levels will depend on a number of risk factors, many of which are largely beyond the Company's control. If the Company is unable to meet its debt obligations or fund its other liquidity needs, particularly if the revenue environment deteriorates, Penton may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities. Such additional financing may not be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants issued, including the conversion price, dividend and liquidation adjustment provisions could result in substantial dilution to common stockholders. The redemption price premiums and board representation rights could negatively impact our ability to access the equity markets in the future.

OTHER COMMITMENTS

     At December 31, 2004, Penton had in place a print agreement with R.R. Donnelley & Sons Company ("R.R. Donnelley"), which entitles R.R. Donnelley to the exclusive right to print and produce certain magazines for a period of seven years beginning December 1, 1999 through November 30, 2006. Under the agreement, which is non-cancelable, Penton is obligated to pay certain minimum amounts. These minimum amounts will be adjusted annually based on changes in the Consumer Price Index.

     The following schedule sets forth the minimum liability under the agreement with R.R. Donnelley as of December 31, 2004 (in thousands):

                                                               YEARS ENDING
                                                               DECEMBER 31,
                                                               ------------
     2005...................................................     $ 7,167
     2006...................................................       6,823
                                                                 -------
                                                                 $13,990
                                                                 =======

                               PENTON MEDIA, INC.

     Effective January 1, 2005, Penton and R.R. Donnelley replaced the print agreement with a new seven-year agreement. See Note 23 -- Subsequent Events.

     The Company entered into a two-year agreement with Sprint in July 2002. The agreement, which was amended in 2004, provides for annual minimum usage levels by Penton of approximately $0.8 million each year.

NOTE 11 -- MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

PREFERRED STOCK LEVERAGE RATIO EVENT OF NON-COMPLIANCE

     On September 13, 2004, the Company filed a Certificate of Designations governing a new series of convertible preferred stock, $0.01 par value (the "Series C Preferred") with the Secretary of State for the State of Delaware. The Series C Preferred stock was exchanged on a share-for-share basis with the Company's Series B Convertible Preferred Stock, $0.01 par value (the "Series B Preferred"). The Certificate of Designations for the Series C Preferred stock is identical to the Series B Preferred stock Certificate of Designations except:

     - The new series allows for the sharing of the liquidation preference with the new Series M Preferred stock (discussed below);

     - Certain technical and correcting amendments have been made to the Certificate of Designations for the Series C Preferred stock, including fixing the formula used to calculate the "Change of Control Cap" (as defined in the Series C Preferred stock Certificate of Designations); and

     - Certain conforming changes were made to the Series C Preferred stock Certificate of Designations to account for the fact that the Series C Preferred stock was issued in exchange for the Series B Preferred stock.

     At December 31, 2004, an event of non-compliance continues to exist under our Series C Preferred stock because the Company's leverage ratio of 11.8 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the convertible preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. Upon the occurrence of this event of non-compliance, the 5% per annum dividend rate on the preferred stock increased by one percentage point as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to the current maximum rate of 10% per annum. The dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or the loan agreement. As such, there is no acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences have not resulted in any cash outflow from the Company.

     If the Company had been sold on December 31, 2004, the bondholders would have been entitled to receive $335.8 million and the Series C Preferred stockholders would have been entitled to receive $122.5 million before the common stockholders would have received any amounts for their common shares. The amount the Series C Preferred stockholders would be entitled to receive could increase significantly in the future under certain circumstances. Common stockholders are urged to read the terms of the Series C Preferred stock agreement carefully.

     Under the conversion terms of the preferred stock, each holder has a right to convert dividends into additional shares of common stock. At December 31, 2004, no dividends have been declared. However, in light of each holder's conversion right and considering the increase in the dividend rate and the concurrent reduction of the conversion price as noted above, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). At December 31, 2004, 2003 and 2002, $12.2 million, $8.5 million and $4.3 million, respectively have been

                               PENTON MEDIA, INC.

reported as an increase in the carrying value of the convertible preferred stock and a charge to capital in excess of par value in light of the stockholders' deficit.

ISSUANCE OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS

     On March 19, 2002, the Company issued 40,000 shares of Series B Preferred stock, par value $0.01 per shares and warrants (the "warrants") to purchase 1,280,000 shares of Penton's common stock, par value $0.01 per share, for $40.0 million in a private placement to institutional investors and affiliated entities. On March 28, 2002, the Company issued an additional 10,000 shares of Series B Preferred stock, par value $0.01 per share, and warrants to purchase an additional 320,000 shares of Penton's common stock, par value $0.01 per share, for $10.0 million to the same group of investors. The net proceeds from the sale of the Series B Preferred stock and warrants were used to repay the term loan indebtedness outstanding under Penton's senior credit facility.

     The net proceeds of $46.2 million from the issuance of the convertible preferred stock and warrants, net of issuance costs of $3.8 million, were allocated to the convertible preferred stock and warrants based on the relative fair values of each security as of the respective commitment dates noted above. Approximately $4.1 million of the net proceeds were allocated to the warrants and were recorded in capital in excess of par value, resulting in a discount to the convertible preferred stock. The fair value of the warrants was determined using the Black-Scholes pricing model.

     The balance of the net proceeds of approximately $42.1 million was allocated to the convertible preferred stock, which, because of the mandatory redemption date and other redemption provisions, was classified outside of permanent equity. Pursuant to the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," ("EITF 98-5") and EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments," ("EITF 00-27") the entire amount of $42.1 million was initially recorded as a beneficial conversion feature in capital in excess of par value, resulting in an additional discount to the convertible preferred stock. The amount of the beneficial conversion feature was determined pursuant to Issue 2 of EITF 00-27. As such, the most beneficial "accounting conversion price" at the issue date of the preferred shares was compared with the closing market price of the stock on that date, and the intrinsic spread was multiplied by the number of most beneficial shares into which the preferred shares can be converted. This beneficial conversion feature was being recognized, using the interest method, as a deemed dividend to the preferred stockholders and an increase in the carrying value of the preferred stock from the issuance date to the 10-year mandatory redemption date.

     The preferred stock was also initially being accreted to its maximum redemption amount possible pursuant to Topic D-98, "Classification and Measurement of Redeemable Securities," using the interest method from the issuance date to the 10-year mandatory redemption date.

     In April 2002, the Company reached an agreement with the preferred stockholders to eliminate the scheduled 10-year redemption date of the preferred stock, and on May 31, 2002, the Company's common stockholders approved an amendment to remove the scheduled redemption feature. In exchange for removing the scheduled redemption date, the Company agreed to grant the holders of the preferred stock the right to require Penton to seek a buyer for substantially all of its assets or issued and outstanding capital stock beginning on March 19, 2008, if any preferred stock remains outstanding. The Company sought the amendment to eliminate the requirement to accrete the preferred stock to the maximum possible redemption amount by such date. However, it did not seek to eliminate the preferred stockholders' right to require the Company to redeem the security upon the occurrence of certain contingent events, including a change in control or liquidation, dissolution or winding-up of Penton. To the extent that redemption of the preferred stock becomes probable in the future pursuant to a contingent redemption provision of the preferred stock, accretion to the maximum redemption amount will be required at such time.

                               PENTON MEDIA, INC.

     Prior to the stockholder approval to remove the scheduled redemption date, the Company was required to accrete a portion of the maximum redemption amount. Accordingly, approximately $2.5 million was accreted, using the interest method, prior to May 31, 2002. In addition, certain features of the preferred stock had to be accounted for as embedded derivatives, which required mark-to-market accounting that could have potentially resulted in significant swings in net income and earnings per share. The preferred shares agreement has a number of conversion and redemption provisions that represented derivatives under SFAS 133 prior to the elimination of the mandatory redemption date. The Company determined that certain of these derivatives do not qualify for scope exemption and are not clearly and closely related to the host contract. As such, these embedded derivatives were required to be bifurcated and recorded at fair value. The fair values of these derivatives were calculated using the Black-Scholes pricing model.

     As a result of stockholder approval on May 31, 2002, accretion was no longer required and the $42.1 million of unamortized beneficial conversion feature was recognized immediately as a charge to capital in excess of par and as a reduction of income available to common stockholders in the consolidated statements of operations. In addition, mark-to-market accounting for the embedded derivatives was no longer required subsequent to May 31, 2002. Pursuant to SFAS 133, the elimination of the mandatory redemption feature made the preferred shares agreement more akin to an equity instrument than a debt instrument. Consequently, the embedded derivatives noted above, which related to the conversion or redemption options, either qualified for a scope exemption or did not constitute derivatives pursuant to SFAS 133. Therefore, the elimination of the mandatory redemption feature also eliminated the requirement to mark-to-market these derivatives.

     The elimination of the mandatory redemption date does not alter the mezzanine classification of the preferred shares in the consolidated balance sheets because of the existence of other redemption provisions in the preferred shares agreement, such as the optional redemption by the holders of the preferred shares in the event of a change in control. Dividends on the preferred stock will continue to be accrued and will be reflected as a reduction in earnings applicable to common stockholders.

SUMMARY OF TERMS OF CONVERTIBLE PREFERRED STOCK

     Below is a description of the material terms of the preferred stock and warrants reflecting the effects of the stockholder approval of the transaction and the elimination of the mandatory redemption date discussed above.

Liquidation Preference

     The preferred stock has preferences over the common stock in the event of liquidation or change in control, dissolution or winding-up. Upon the occurrence of any such event, the preferred stockholders will be entitled to be paid in cash, subject to the satisfaction of Penton's obligations under the indentures governing the Company's Subordinated Notes and Secured Notes.

     The initial liquidation value of the preferred stock is $1,000 per share. If the preferred stock is not converted or redeemed prior to March 19, 2008, the liquidation value will increase to $4,570 per share. The liquidation preference is the liquidation value plus accrued and unpaid dividends.

Dividends

     From the date of issuance until March 19, 2008, the dividends on the preferred stock accrues daily on the sum of the then-applicable liquidation preference and the accrued dividends thereon. Initially the annual rate was 5% per annum. However, upon the occurrence of certain triggering events, the dividend rate increases by one percentage point, with additional one-percentage-point increases every ninety days up to a maximum increase of five percentage points. One of those triggering events is a leverage ratio event of non-compliance. As noted above, a leverage ratio event of non-compliance initially occurred on April 1, 2003 and continues to

                               PENTON MEDIA, INC.

exist as of the date of this filing. Consequently, the dividend rate is currently 10%. The dividend rate will adjust back to 5% (to the extent of any preferred shares still outstanding) once the leverage ratio is less than 7.5.

     From and after March 19, 2008, the dividends will accrue at a rate of 15% per annum. Preferred dividends of $11.4 million were accrued at December 31, 2004.

     Dividends are payable semiannually in cash only if declared by Penton's Board of Directors and approved by holders of no less than 75% of the preferred stock then outstanding. The provisions of Penton's notes limit its ability to pay dividends in cash, and the Company has no present intention to either declare or pay cash dividends on the preferred stock.

Conversion Provisions

     Each share of preferred stock is convertible into common stock at each holder's option and, subject to certain restrictions, at Penton's option. Preferred stock is convertible into Penton common stock by multiplying the number of shares of preferred stock to be converted by the liquidation value plus accrued and unpaid dividends divided by the conversion price. The conversion price for the preferred stock is $7.61 per share, subject to certain anti-dilution adjustments. Among others, the restrictions on Penton's right to force conversion include the market price of the common shares being equal to or greater than the applicable share minimum noted below.

Company's Redemption Provisions

     The Company can redeem the preferred stock at any time, in whole or in part, at a cash redemption price equal to the product of the number of shares of common stock into which the preferred shares can be converted and the greater of the volume weighted-average closing share price of Penton's common stock for the preceding 30 trading days or the applicable minimum share price derived from the following schedule (as may be adjusted for stock splits and similar transactions):

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

Holders' Redemption Provisions

     The preferred stockholders have the right to require the Company to redeem the security upon the occurrence of certain contingent events, including a change in control or liquidation, dissolution or winding-up of Penton.

Conversion Prices

     The initial conversion price is $7.61 per share (subject to certain anti-dilution adjustments) until the sixth anniversary of issuance, at which time the price may be adjusted to the lesser of (a) the conversion price in effect on the sixth anniversary or (b) the greater of 90% of the market price of the Company's common stock on the conversion date or $4.50.

     If Penton fails to comply with specific covenants contained in the purchase agreement, the conversion price of the preferred stock will be reduced by $0.76 (adjusted for stock splits and similar transactions) until such failure is no longer in existence, and every 90 days thereafter, the conversion price shall be reduced by an additional $0.76 up to a maximum reduction of $3.80 (adjusted for stock splits and similar transactions). The conversion price will adjust to what it would have been absent such breach (to the extent of any shares of preferred stock still outstanding) once the breach is cured. No such reduction to the conversion price will be

                               PENTON MEDIA, INC.

made at any time that representatives of the investors constitute a majority of the Board of Directors. In addition, if Penton's leverage ratio, as previously defined, exceeds 7.5 to 1.0 for any quarterly period beginning on December 31, 2002, and such leverage ratio remains in excess of 7.5 to 1.0 for a period of 90 days, the conversion price of the preferred stock will be reduced by $0.76 (adjusted for stock splits and similar transactions). The conversion price will be reduced by another $0.76 (adjusted for stock splits and similar transactions), subject to a maximum reduction not to exceed $3.80 (adjusted for stock splits and similar transactions) every 90 days until the leverage ratio is less than 7.5 to 1.0. The conversion price will adjust to what it would have been absent such event (to the extent of any shares of preferred stock still outstanding) once the leverage ratio is less than 7.5 to 1.0. No such reduction to the conversion price will be made at any time that representatives of the investors constitute a majority of the Board of Directors.

Board Representation

     The preferred stockholders were initially entitled to three Board seats. When the leverage ratio event of non-compliance first occurred on April 1, 2003, the holders of a majority of the preferred stock were able to nominate two additional members to our Board of Directors. Since the event of non-compliance was not cured by June 30, 2003, the holders of a majority of the preferred stock then outstanding had the right to elect one less than a minimum majority of our Board of Directors. As the holders of the preferred stock already maintained one less than a minimum majority of our Board, no change was necessary. In July 2004, at the Company's annual stockholders' meeting, changes were made to its Board of Directors such that the preferred stockholders now constitute a majority of the Board.

     At such time as the holders of preferred stock cease to hold shares of preferred stock having an aggregate liquidation preference of at least $25.0 million, they will lose the right to appoint the director for one of these Board seats. On March 19, 2008, the holders of a majority of the preferred stock then outstanding, if any, will be entitled to appoint one less than a minimum majority of the Board of Directors. In addition, if the Company initiates or consents to proceedings under any applicable bankruptcy, insolvency, composition, or other similar laws, the holders of a majority of the preferred stock may appoint a minimum majority of Penton's Board of Directors. At such time as the holders of preferred stock cease to hold shares of preferred stock having an aggregate liquidation preference of at least $10.0 million, and such holders' beneficial ownership of Penton's preferred stock and common stock constitutes less than 5% of the aggregate voting power of the Company's voting securities, the holders of preferred stock will no longer have the right to appoint any directors to the Board of Directors.

     Penton has also granted the holders of the preferred stock the right to have representatives attend meetings of the Board of Directors after such time as they are no longer entitled to appoint any members to the Board of Directors and until such time as they no longer own any preferred stock, warrants or shares of common stock issued upon conversion of the preferred stock or exercise of the warrants.

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

Covenants

     The terms of the preferred stock have several financial and non-financial covenants. As of December 31, 2004, Penton was in compliance with all such covenants, except the preferred stock leverage ratio, as discussed above.

                               PENTON MEDIA, INC.

Sales Rights

     The terms of the preferred stock require that Penton maintain a leverage ratio, as previously defined, of 7.5 to 1.0 for the twelve month period ending on the last day of December, March, June, and September of each year beginning with the period ending on December 31, 2002. If Penton is not in compliance with this covenant for four consecutive fiscal quarters, then the holders of a majority of the preferred stock have the right to cause the Company to seek a buyer for all of its assets or all of its issued and outstanding capital stock. As discussed previously, as of December 31, 2004, the leverage ratio has exceeded 7.5 for four consecutive quarters and the preferred stockholders have the right to cause the Company to seek a buyer for all of the assets or the issued and outstanding capital stock of the Company.

     In exchange for removing the scheduled redemption date, as approved at the 2002 annual stockholders' meeting, as discussed above, the Company agreed to grant the holders of the preferred stock the right to require the Company to seek a buyer for substantially all of its assets or issued and outstanding capital stock beginning on March 19, 2008. The holders of the preferred stock will not have this right if less than 3,500 shares of preferred stock (as adjusted for stock splits and similar transactions) are then outstanding.

Warrants

     The initial exercise price of the warrants was $7.61 per share. The warrants are subject to anti-dilution and other adjustments that mirror those applicable to the preferred stock. The warrants are immediately exercisable and expire 10 years after issuance.

SERIES M PREFERRED STOCK

     In September 2004, the Company filed a Certificate of Designations for a new series of preferred stock, $0.01 par value (the "Series M Preferred") with the Secretary of State for the State of Delaware. The Board of Directors of the Company created the Series M Preferred stock for issuance to certain officers and other key employees of the Company as a long-term incentive plan for management by giving them an equity stake in the performance of the Company. The Series M Preferred stock is limited to 150,000 shares of which 68,625 shares were issued as of December 31, 2004. The Series M Preferred stock is treated under fixed plan accounting and is classified in the mezzanine section of the consolidated balance sheets because redemption is outside the control of the Company. The Company recognized an immaterial amount of expense related to the Series M Preferred in 2004.

     Among other rights and provisions, the Series M Preferred provides that the holder of each share will receive a cash distribution upon any liquidation, dissolution, winding-up or change of control of the Company. The amount of such distribution is first a percentage of what the holders of Series C Preferred stock and second a percentage of what the holders of the Company's common stock would receive upon such liquidation, dissolution, winding-up or change of control.

NOTE 12 -- COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

BOARD OF DIRECTOR CHANGES

     Effective at the annual meeting of stockholders on July 15, 2004, the number of board members decreased from eleven to eight. Furthermore, at the Company's Board of Directors meeting held on July 21, 2004, the Board named Mr. Nussbaum as a director and decreased the number of directors from eight to seven.

                               PENTON MEDIA, INC.

EQUITY AND PERFORMANCE INCENTIVE PLAN

     There are 5,500,000 shares of common stock reserved for issuance under the Company's 1998 Equity and Performance Incentive Plan.

  Stock Options

     The Company has stock option plans under which employees and directors may be granted options to purchase shares of the Company's common stock. Options granted under the plans generally vest equally over three years from the date of grant. However, most options granted are not exercisable until the third anniversary. All options granted pursuant to the plans expire no later than 10 years from the date the option was granted.

     At December 31, 2004, a total of 1,432,675 options are outstanding. In 2004 and 2003, employees exercised 17,000 and 30,249 options, respectively. No options were exercised in 2002.

     In February 2004, 473,700 options were granted to certain executives and other eligible employees at an exercise price of $0.90 per share. No compensation expense was recorded by the Company as a result of this grant.

     In July 2002, Penton filed a tender offer for eligible employees who had options outstanding with exercise prices greater than or equal to $16.225 per share. The offer to exchange options expired on August 22, 2002, at which time 860,100 options, out of a total of 917,600 eligible options, had been cancelled. In February 2003, 334,850 new options were granted at an exercise price of $0.37 per share. No compensation expense was recorded by the Company as a result of the tender offer. The following table presents a summary of Penton's stock option activity and related information for the years ended 2002, 2003 and 2004 (in thousands, except per share amounts):

                                                      NUMBER OF OPTIONS
                                                    ---------------------   WEIGHTED-AVERAGE
                                                    EMPLOYEES   DIRECTORS    EXERCISE PRICE
                                                    ---------   ---------   ----------------
Balance, December 31, 2001........................    2,786        143           $15.98
Canceled..........................................   (1,332)        --            19.42
                                                     ------        ---
Balance, December 31, 2002........................    1,454        143            13.05
                                                     ------        ---
Granted...........................................      599         20             0.37
Exercised.........................................      (30)        --             0.37
Canceled..........................................     (275)        --            11.54
                                                     ------        ---
Balance, December 31, 2003........................    1,748        163             9.36
                                                     ------        ---
Granted...........................................      474         --             0.90
Exercised.........................................      (17)        --             0.37
Canceled..........................................     (935)        --            10.62
                                                     ------        ---
Balance, December 31, 2004........................    1,270        163             5.85
                                                     ======        ===

                               PENTON MEDIA, INC.

     The following table summarizes information about stock options outstanding at December 31, 2004 (in thousands, except number of years and per share amounts):

                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
---------------------------------------------------   ------------------------
                             WEIGHTED-                  OPTIONS
                              AVERAGE     WEIGHTED-   EXERCISABLE    WEIGHTED-
                  NUMBER     REMAINING     AVERAGE         AT         AVERAGE
RANGE OF            OF      CONTRACTUAL   EXERCISE    DECEMBER 31,   EXERCISE
EXERCISE PRICES   OPTIONS      LIFE         PRICE         2004         PRICE
---------------   -------   -----------   ---------   ------------   ---------
$26.00-28.75          36     5.6 years     $28.10          36         $28.10
16.225-24.29         204     4.6 years      20.17         204          20.15
6.89-6.89.....       405     6.9 years       6.89         405           6.89
0.90-0.90.....       322     9.1 years       0.90          --           0.90
0.37-0.37.....       466     6.9 years       0.37         182           0.37
                   -----                                  ---
0.37-28.75....     1,433     7.0 years       5.85         827           9.65
                   =====                                  ===

  Deferred Shares

     In February 2004, 445,000 deferred shares were granted to certain executives and in June 2004, the Board granted 514,706 deferred shares to one executive. Furthermore, in June 2004, the Board accelerated the vesting of 345,000 deferred shares originally granted in February 2004 to two executives. At December 31, 2004, 614,706 deferred shares are outstanding. Of these shares, 100,000 shares vest one-fourth on each three-month anniversary following the date of grant, and 514,706 shares vested on January 3, 2005. During 2004, 587,785 deferred shares were issued for Penton common stock under this plan, of which, 292,271 deferred shares were returned to the Company by executives to cover the taxes related to the issuance of these shares and to pay down a portion of an executive loan.

     Compensation expense is being recognized over the related vesting period based on the fair value of the shares at the date of grant. During 2004, 2003 and 2002, approximately $0.6 million, $1.4 million and $4.3 million, respectively, were charged to expense under this plan. The Board of Directors may authorize the payment of dividend equivalents on such shares on a current, deferred or contingent basis, either in cash or in additional shares of common stock. At December 31, 2004, no such authorization has been made.

  Performance Shares

     In 2004, the Company issued common stock related to 11,250 performance shares, which were earned as of December 31, 2003. Furthermore, a total 255,000 performance shares were immediately vested in accordance with the respective performance share agreements when the employment of three executives was terminated in June 2004. These shares were issued in July 2004. At December 31, 2004, no performance shares are outstanding.

     Performance shares are generally not issuable until earned. Compensation expense related to these shares is recorded over the performance period. For the year ended December 31, 2004, $0.1 million was charged to expense for this plan. For the years ended December 31, 2003 and 2002, an immaterial amount and $1.4 million, respectively, was credited to expense. These credits resulted from the decrease in the Company's stock price.

REDEEMABLE COMMON STOCK

     At December 31, 2003, the Company classified 4,191 common shares outside of stockholders' deficit because the redemption of the stock was not within the control of the Company. Redeemable common stock relates to common stock that may be subject to rescissionary rights. The purchase of common stock by certain

                               PENTON MEDIA, INC.

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

EMPLOYEE STOCK PURCHASE PLAN

     In 2004, the Company terminated its Employee Stock Purchase Plan. The plan allowed employees the opportunity to purchase shares of Penton common stock at 85% of the lower of the market price at the beginning or end of each quarter. This plan was deemed to be non-compensatory. Employees purchased 65,711 shares and 542,450 shares in 2003 and 2002, respectively. No shares were purchased in 2004.

MANAGEMENT STOCK PURCHASE PLAN

     The Company has a Management Stock Purchase Plan ("MSPP") for designated officers and other key employees. Participants in the plan may elect to receive restricted stock units ("RSUs") in lieu of a designated portion of up to 100% of their annual incentive bonus. Each RSU represents the right to receive one share of Penton common stock. RSUs are granted at a 20% discount from fair market value on the date awarded. RSUs vest two years after the date of grant and are settled in shares of common stock after a period of deferral (of no less than two years) selected by the participant, or upon termination of employment. The discount is recorded as compensation expense over the minimum vesting period. The amounts of expense recognized for the years 2004, 2003 and 2002 were not material.

     In February 2004, a total of 595 RSUs were granted at $0.84 per share. At December 31, 2004, 2003 and 2002, 79,424, 106,392 and 56,079 RSUs were outstanding, respectively. During 2004, 2003 and 2002, the Company issued 24,611 shares, 35,850 shares and 17,472 shares, respectively, of common stock under this plan.

EXECUTIVE LOAN PROGRAM

     In 2000, the Company established an Executive Loan Program, which allowed Penton to issue shares of Company common stock at fair market value to six key executives, in exchange for full recourse notes. In December 2001, the loan notes were amended to cease interest charges as well as to extend the maturity date from the fifth anniversary of the first loan date to six months following the seventh anniversary of the first loan date. No payments are required until maturity, at which time all outstanding amounts are due.

     In June 2004, Mr. Nussbaum repaid his outstanding loan balance with proceeds from his signing bonus and 288,710 shares of Penton common stock, which were returned to the Company. In addition, the Board agreed to discharge the outstanding balance due on Mr. Ramella's executive loan in exchange for Mr. Ramella releasing the Company of any claims he may have had. The Board also agreed upon a number of provisions related to Mr. Kemp's outstanding executive loan balance. See Note 15 -- Executive Bonus and Termination Benefits for a detailed discussion of events related to the above transactions.

     EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44" ("EITF 00-23") requires that when a Company forgives all or part of a recourse note it must consider all other existing recourse notes as nonrecourse prospectively (variable accounting). Consequently, the Company recognized $0.1 million in additional paid in capital in excess of par equal to the fair market value of the stock issued in conjunction with the establishment of the loans. In addition, the Company recorded a $1.8 million provision for loan impairment on the remaining unreserved loan balance in 2004. Additionally, the Company reversed the $1.1 million reserve established in June 2003 related to Mr. Nussbaum's loan note against his signing bonus of $1.7 million, which was recorded in selling, general and administrative expenses on the consolidated statements of operations. In the future, all awards exercised with

                               PENTON MEDIA, INC.

recourse notes shall be presumed to be exercised with nonrecourse notes with any dividends recorded as compensation expense and interest recorded as part of the exercise price.

     At December 31, 2004 and 2003, the outstanding loan balance due under the Executive Loan Program was approximately $5.8 million and $9.5 million, respectively. The loan balance, net of amounts reserved of $5.8 million and $7.6 million at December 31, 2004 and 2003, respectively, is classified in the stockholders' deficit section of the consolidated balance sheets as notes receivable from officers.

PERFORMANCE UNITS

     In 2003, the Company granted 490,155 performance units to certain key executives. Subject to the attainment of certain performance goals over a three-year period from January 1, 2003 through December 31, 2005, each grantee can earn a cash award in respect to each performance unit. In 2004 and 2003, approximately $0.5 million and $0.2 million, respectively, was recognized as expense. A total of 195,012 performance units worth $0.4 million were immediately vested in accordance with their respective performance share agreements when the employment of two executives was terminated in June 2004. These amounts were paid in July 2004.

TREASURY STOCK

     In 2004 and 2003, five executives returned 157,271 shares and 89,214 shares, respectively, to the Company to cover taxes for deferred shares issued during the year. In addition, in 2004, one executive returned 288,710 shares valued at $0.1 million, to pay down a portion of his executive loan balance. In 2003, the Company issued 19,050 shares of treasury stock to employees under the management stock purchase plan.

     Treasury stock is purchased for constructive retirement and is carried at cost and recorded as a net decrease in capital in excess of par value.

NOTE 13 -- COMPREHENSIVE LOSS

     Comprehensive loss, which is displayed in the consolidated statements of stockholders' deficit, represents net loss plus the results of certain stockholder equity changes not reflected in the consolidated statements of operations.

     The after-tax components of other comprehensive loss for the year ended December 31, 2004, 2003 and 2002, respectively, are as follows (in thousands):

                                                                       RESTATED
                                                                 --------------------
                                                        2004       2003       2002
                                                      --------   --------   ---------
Net loss............................................  $(67,191)  $(93,131)  $(296,469)
Minimum pension liability adjustment, net of
  taxes.............................................        22        (22)         --
Reclassification adjustment for gain on sale of
  securities, net of taxes of $0.3 million in
  2002..............................................        --         --        (808)
Reclassification adjustment for cash flow hedges,
  net of taxes of $0.6 million in 2002..............        --         --       1,439
Foreign currency translation adjustments............       649        795        (674)
                                                      --------   --------   ---------
Comprehensive loss..................................  $(66,520)  $(92,358)  $(296,512)
                                                      ========   ========   =========

                               PENTON MEDIA, INC.

     Accumulated other comprehensive loss as of December 31, 2004 and 2003 are as follows (in thousands):

                                                               2004      2003
                                                              -------   -------
Foreign currency translations...............................  $(1,533)  $(2,182)
Minimum pension liability...................................       --       (22)
                                                              -------   -------
Accumulated other comprehensive loss........................  $(1,533)  $(2,204)
                                                              =======   =======

NOTE 14 -- EARNINGS PER SHARE

     Earnings per share have been computed pursuant to the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Computations of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands, except per share data):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                                      RESTATED
                                                                ---------------------
                                                       2004       2003        2002
                                                     --------   ---------   ---------
Net loss...........................................  $(67,191)  $ (93,131)  $(296,469)
Amortization of deemed dividend and accretion of
  preferred stock..................................   (12,190)     (8,536)    (46,435)
                                                     --------   ---------   ---------
Net loss applicable to common stockholders.........  $(79,381)  $(101,667)  $(342,904)
                                                     ========   =========   =========
Number of shares -- basic and diluted:
Weighted-average shares outstanding................    33,725      33,299      32,374
                                                     ========   =========   =========
Per share:
Loss applicable to common stockholders -- basic and
  diluted..........................................  $  (2.35)  $   (3.05)  $  (10.59)

     Our preferred stock and RSUs are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the preferred stock and the RSUs as if the preferred stock and the RSUs had been converted into common stock. EITF 03-6 requires that participating securities included in the scope of EITF 03-6 be included in the computation of basic earnings per share if the effect of inclusion is dilutive. Vested RSUs and vested deferred shares are always included in the computation of basic earnings per share as they are considered equivalent to common stock. For participating securities included in the scope of EITF 03-6, the use of the two-class method to determine whether the inclusion of such securities is dilutive is required. Furthermore, non-vested RSUs are included in basic EPS using the two-class method in accordance with SFAS 128. To the extent not included in basic earnings per share, the redeemable preferred stock and the non-vested RSUs are considered in the diluted earnings per share calculation under the "if-converted" method and "treasury stock" method, respectively. At December 31, 2004, 2003 and 2002, redeemable preferred stock and non-vested RSUs were excluded from the calculation of basic earnings per share as the results were anti-dilutive.

     Due to the net loss applicable to common stockholders in 2004, 1,432,675 stock options, 115,000 performance shares, 539,706 non-vested deferred shares, 73,695 non-vested RSUs and 1,600,000 warrants were excluded from the calculation of diluted earnings per share as the result would have been anti-dilutive. Due to the net loss applicable to common stockholders in 2003, 1,911,280 stock options, 381,250 performance shares, 99,579 non-vested deferred shares, 100,696 non-vested RSUs, and 1,600,000 warrants were excluded from the calculation of diluted earnings per share as the result would have been anti-dilutive. Due to the net loss applicable to common stockholders in 2002, 1,597,355 stock options, 603,003 performance shares, 234,542 non-vested deferred shares, 47,677 non-vested RSUs and 1,600,000 warrants were excluded from the calculation of diluted earnings per share as the result would have been anti-dilutive.

                               PENTON MEDIA, INC.

NOTE 15 -- EXECUTIVE BONUS AND TERMINATION BENEFITS

     In June 2004, Penton's Board of Directors announced the appointment of David B. Nussbaum as Chief Executive Officer ("CEO") of the Company. In addition to the Company's standard executive incentive and benefit package, Mr. Nussbaum received a signing bonus of approximately $1.7 million and 30,000 shares of the new Series M Preferred Stock. The Board also accelerated the vesting of 135,000 deferred shares granted to Mr. Nussbaum in February 2004. Mr. Nussbaum used the net proceeds from his signing bonus and 288,710 shares of Penton common stock, which were returned to the Company, to repay his executive loan balance in full.

     In March 2004, the Company announced that its Chairman and CEO, Thomas L. Kemp, would be leaving the Company. Mr. Kemp's employment was terminated effective June 30, 2004, and on July 1, 2004, Mr. Kemp and the Company signed a Separation Agreement and General Release agreement. The separation agreement stipulated a lump-sum payment of $2.3 million (including the settlement of Mr. Kemp's accrued SERP obligation of $0.2 million), the acceleration of 100,000 stock options, and the acceleration of 125,000 performance shares.

     In addition, the Board and Mr. Kemp agreed upon a number of provisions related to Mr. Kemp's outstanding executive loan balance. The underlying goal of these provisions is to ensure that there are sufficient funds available to pay any amount due to taxing authorities in case the loan is discharged at a future date. Specifically, $0.8 million of the $2.3 million lump-sum payment has been placed in escrow and will be returned to Mr. Kemp only if he pays off the entire loan balance by its due date. Furthermore, Mr. Kemp has granted Penton a security interest in approximately 1.1 million shares of Penton common stock. These pledged securities could be transferred to Penton's ownership under certain circumstances and the proceeds used to pay down the outstanding loan balance.

     Furthermore, in June 2004, Mr. Kemp was granted 514,706 deferred shares that vested on January 3, 2005. In return for these shares, Mr. Kemp agreed to comply with the terms of certain restrictive covenants, including a non-compete and a non-solicitation covenant. See Note 23 -- Subsequent Events.

     In June 2004, the Company announced that its President and Chief Operating Officer, Daniel J. Ramella, would be leaving the Company as part of a management restructuring plan. Mr. Ramella's employment was terminated effective June 30, 2004, and on July 1, 2004, Mr. Ramella and the Company signed a Separation Agreement and General Release agreement. The separation agreement stipulated a lump-sum payment of $1.7 million (including the settlement of Mr. Ramella's accrued SERP obligation of $0.2 million), and the acceleration of 139,999 stock options, 210,000 deferred shares and 90,000 performance shares. In addition, the Board agreed to discharge the $2.6 million outstanding balance on Mr. Ramella's executive loan in return for full and final settlement of any claims Mr. Ramella might have against the Company.

NOTE 16 -- BUSINESS RESTRUCTURING CHARGES

     Since 2001, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, the consolidation and closure of over 30 facilities, and the cancellation of various contracts. The costs associated with restructuring activities are included in restructuring and other charges in the consolidated statements of operations.

     The Company is actively attempting to sublease all vacant facilities. For facilities that the Company no longer occupies and which have not yet been subleased, management makes assumptions to estimate sublease income, including the number of years a property will be subleased, square footage, market trends, property location and the price per square foot based on discussions with realtors and/or parties that have shown interest in the space. The Company records estimated sublease income as a credit to restructuring and other charges in the consolidated statements of operations.

                               PENTON MEDIA, INC.

     Personnel costs include payments for severance, benefits and outplacement services.

2001 RESTRUCTURING PLAN

     In 2001, as part of a broad cost reduction initiative, the Company announced certain expense reduction initiatives, including a reduction in workforce of approximately 400 employees, the closure of more than 20 offices worldwide and other exit costs primarily related to the write-off of computerized software development costs. Adjustments to other exit costs of approximately $1.0 million in 2001 primarily relate to the reversal of certain restructuring initiatives that did not require the level of spending that had originally been estimated. Adjustments to the 2001 Plan in 2002 and 2003 of $0.6 million and $0.3 million, respectively, were made to facility closing costs to reflect changes in sublease assumption.

     Activity and liability balances related to the 2001 restructuring plan are as follows (in thousands):

                                           SEVERANCE
                                           AND OTHER        FACILITY        OTHER
                                        PERSONNEL COSTS   CLOSING COSTS   EXIT COSTS    TOTAL
                                        ---------------   -------------   ----------   -------
Charged to costs and expenses.........      $ 6,774          $ 8,669       $ 4,364     $19,807
Adjustments...........................          (23)              --          (994)     (1,017)
Cash payments.........................       (4,468)            (267)       (2,423)     (7,158)
                                            -------          -------       -------     -------
Restructuring balance, December 31,
  2001................................        2,283            8,402           947      11,632
Adjustments...........................         (135)            (459)         (422)     (1,016)
Cash payments.........................       (2,129)          (1,590)         (250)     (3,969)
                                            -------          -------       -------     -------
Restructuring balance, December 31,
  2002................................           19            6,353           275       6,647
Adjustments...........................           (8)             598            82         672
Cash payments.........................          (11)          (1,304)         (357)     (1,672)
                                            -------          -------       -------     -------
Restructuring balance, December 31,
  2003................................           --            5,647            --       5,647
Adjustments...........................           --              288            --         288
Cash payments.........................           --           (1,394)           --      (1,394)
                                            -------          -------       -------     -------
Restructuring balance, December 31,
  2004................................      $    --          $ 4,541       $    --     $ 4,541
                                            =======          =======       =======     =======

     The Company completed payments related to the reduction in workforce and other exit cost in 2003. The Company expects to pay the obligations for the non-cancelable leases over their respective lease terms, which expire at various dates through 2013.

2002 RESTRUCTURING PLAN

     In 2002, the Company announced a number of expense reduction and restructuring initiatives intended to further improve its operating cost structure. The actions included costs of $5.1 million related to the closure of nine additional offices worldwide. These amounts were offset in part by approximately $1.7 million related to our New York, NY and Burlingame, CA offices that were subleased in 2002. In addition, the Company reduced the workforce by approximately 316 employees and recorded a liability for other contractual obligations related primarily to the cancellation of trade show venues, hotel contracts and service agreements. Facility closing cost adjustments of $1.7 million in 2002 relate primarily to rent escalation provisions, which had not been taken into consideration when the original 2002 liability was recorded. Adjustments to the 2002 plan in 2003 and 2004 of $0.6 million and $0.3 million, respectively, were made to facility closing costs to reflect changes in sublease assumption.

                               PENTON MEDIA, INC.

     Activity and liability balances related to the 2002 restructuring plan are as follows (in thousands):

                                           SEVERANCE
                                           AND OTHER        FACILITY        OTHER
                                        PERSONNEL COSTS   CLOSING COSTS   EXIT COSTS    TOTAL
                                        ---------------   -------------   ----------   -------
Charged to costs and expenses.........      $10,344          $ 3,421        $1,648     $15,413
Adjustments...........................          200            1,705            59       1,964
Cash payments.........................       (5,440)            (693)         (967)     (7,100)
                                            -------          -------        ------     -------
Restructuring balance, December 31,
  2002................................        5,104            4,433           740      10,277
Adjustments...........................          (45)            (604)          (92)       (741)
Cash payments.........................       (4,928)          (1,469)         (375)     (6,772)
                                            -------          -------        ------     -------
Restructuring balance, December 31,
  2003................................          131            2,360           273       2,764
Adjustments...........................           25              300           291         616
Cash payments.........................          (64)            (708)         (564)     (1,336)
                                            -------          -------        ------     -------
Restructuring balance, December 31,
  2004................................      $    92          $ 1,952        $   --     $ 2,044
                                            =======          =======        ======     =======

     The Company completed payments related to other exit costs in 2004. The balance of severance costs relates to an executive who will be paid through 2007. Obligations for the non-cancelable leases will be paid over their respective lease terms, which expire at various dates through 2010.

     In 2002, restructuring charges of $1.0 million were classified as part of discontinued operations.

2003 RESTRUCTURING PLAN

     In order to meet continued revenue challenges in 2003, the Company implemented a number of additional expense reduction and restructuring activities totaling $4.9 million, net of estimated sublease income. The following sets forth additional detail concerning the principal components of this charge:

        - Personnel costs of $2.7 million (as restated) are associated with the elimination of 85 positions. Approximately 91% of the positions eliminated were in the United States, with most of the remaining positions in the United Kingdom.

        - The Company recorded office closure costs of $3.8 million primarily related to the closure of one floor at the Company's corporate headquarters and the partial closure of one additional facility. This charge was offset by $2.3 million of estimated sublease income related to these facilities.

        - The charge for other exit costs of $0.7 million relates primarily to equipment lease payments at closed office facilities, cancellation of certain contracts and broker commissions.

                               PENTON MEDIA, INC.

     Activity and liability balances related to the 2003 (as restated) restructuring plan at December 31, are as follows (in thousands):

                                           SEVERANCE
                                           AND OTHER        FACILITY        OTHER
                                        PERSONNEL COSTS   CLOSING COSTS   EXIT COSTS    TOTAL
                                        ---------------   -------------   ----------   -------
Charged to costs and expenses.........      $ 2,736          $1,505         $ 661      $ 4,902
Adjustments...........................           35             (11)           --           24
Cash payments.........................       (1,105)           (500)         (233)      (1,838)
                                            -------          ------         -----      -------
Restructuring balance, 2003 (as
  restated)...........................        1,666             994           428        3,088
Adjustments...........................           76              69            (9)         136
Cash payments.........................       (1,742)           (114)         (241)      (2,097)
                                            -------          ------         -----      -------
Restructuring balance, 2004...........      $    --          $  949         $ 178      $ 1,127
                                            =======          ======         =====      =======

     The Company completed payments related to employee severance costs in 2004. Other exit costs are expected to be paid through the first quarter of 2007, and obligations for non-cancelable leases will be paid over their respective lease terms, which expire at various dates through 2010.

2004 RESTRUCTURING PLAN

     In order to continue management's efforts to control costs, the Company implemented a number of additional expense reduction and restructuring activities in 2004 totaling $5.2 million. The following sets forth additional detail regarding the principal components of the charge:

     - Personnel costs of $4.7 million are associated with the elimination of 68 positions. At December 31, 2004, 67 of those employees had left the Company and cash payments of $4.0 million were made.

     - Office closure costs of $0.1 million primarily relate to the closure of a warehouse in Colorado.

     - The charge for other exit costs of $0.4 million relates primarily to the cancellation of an agreement with a former employee to provide trade show and conference services to select Penton events.

     Activity and liability balances related to the 2004 restructuring plan are as follows (in thousands):

                                           SEVERANCE
                                           AND OTHER        FACILITY        OTHER
                                        PERSONNEL COSTS   CLOSING COSTS   EXIT COSTS    TOTAL
                                        ---------------   -------------   ----------   -------
Charged to costs and expenses.........      $ 4,752            $51           $364      $ 5,167
Adjustments...........................           15             --            (27)         (12)
Cash payments.........................       (4,024)            (1)           (98)      (4,123)
                                            -------            ---           ----      -------
Restructuring balance, December 31,
  2004................................      $   743            $50           $239      $ 1,032
                                            =======            ===           ====      =======

     The Company expects to complete severance payments by September 2005. Furthermore, payments related to non-cancelable lease obligations and other exit costs are expected to be completed by December 2005.

ESTIMATED FUTURE PAYMENTS AND SUBLEASE INCOME

     At December 31, 2004, the Company had an accrued restructuring balance of $8.7 million. The Company expects to make cash payments in 2005 of approximately $3.3 million, composed of $0.7 million for employee separation costs, $2.2 million for lease obligations and $0.4 million for other contractual obligations. The balance of severance and other exit costs will be paid through 2007, and the balance of facility costs,

                               PENTON MEDIA, INC.

primarily long-term leases, is expected to be paid through the end of the respective lease terms, which extend through 2013.

     As part of the Company's restructuring plan, management attempts to sublease facilities that the Company no longer uses. Following is a schedule of approximate future minimum lease payments estimated to be received for each of the five succeeding years as of December 31, 2004 (in thousands):

                                                               ESTIMATED
                                                                 LEASE
                                                               PAYMENTS
                                                               ---------
2005........................................................    $  667
2006........................................................       517
2007........................................................       509
2008........................................................       509
2009........................................................       408
                                                                ------
                                                                $2,610
                                                                ======

     Restructuring charges by segment for the years ended December 31, 2004 and 2003 are as follows (in thousands):

                                                                       RESTATED
                                                                       --------
                                                               2004      2003
                                                              ------   --------
Industry....................................................  $1,348    $1,467
Technology..................................................   1,232     1,698
Lifestyle...................................................       3       258
Retail......................................................     714       738
International...............................................      96       576
Corporate...................................................   2,765       120
                                                              ------    ------
Total.......................................................  $6,158    $4,857
                                                              ======    ======

     In addition to the restructuring charges outlined in the table above, other items were included in restructuring and other charges in 2004 and 2003. They include approximately $0.03 million and $0.8 million in 2004 and 2003, respectively, related to legal fees written off associated with the Alidina, suit which was settled in August 2004. In addition, included in restructuring and other charges in 2003 are $0.6 million related to our 401(k) plan, for employees who had rescissionary rights. In 2002, restructuring charges of $1.0 million were classified as part of discontinued operations.

NOTE 17 -- RELATED PARTY TRANSACTIONS

     The Company has an Executive Loan Program, which allowed Penton to issue shares of Company common stock at fair market value to six key executives, in exchange for full recourse notes. At December 31, 2004 and 2003, the outstanding loan balance under the Executive Loan Program was approximately $5.8 million and $9.5 million, respectively. In 2004 and 2003, executive loans of $1.0 million and $0.3 million were repaid, respectively. The loan balance, net of reserves, is classified in the stockholders' deficit section of the consolidated balance sheets as notes receivable from officers. See Note 12 -- Common Stock and Common Stock Award Programs.

     In 2004, five executives returned 445,981 shares to the Company to cover taxes on deferred shares issued and by one executive to pay-down a portion of his executive loan.

                               PENTON MEDIA, INC.

     In December 2003, the Company entered into an agreement with a former employee to provide trade show and conference services to select Penton events in 2004 and 2005. In 2004, the Company paid $0.4 million under this agreement. Effective December 31, 2004, the Company cancelled the agreement, resulting in approximately $0.2 million of cancellation fees to be paid in 2005. This amount is included in restructuring and other charges in the consolidated statements of operations as of December 31, 2004.

     At December 31, 2003, Neue Medien owed PM Germany, a consolidated subsidiary, $0.5 million. This amount is classified as notes receivable in the consolidated balance sheets. Neue Median and Penton jointly own PM Germany. The notes are due on demand and bear interest at the German Federal rate plus 3%, or 4.22% at December 31, 2003. As noted above, in December 2004, Penton sold 70% of its interest in PM Germany to Neue Medien. See Note 3 -- Disposals.

     In January 2003, the Company sold its PTS group assets to Cygnus Expositions, a division of Cygnus Business Media, Inc., a Delaware corporation, for $3.2 million. Cygnus Business Media, Inc. is owned by ABRY Mezzanine Partners L.P., which holds a significant portion of our Series C Preferred stock and has two members on the Company's Board of Directors.

NOTE 18 -- SEGMENT INFORMATION

     Penton designates its operating segments based on how the chief operating decision maker reviews the Company's performance. As the Company's new CEO, Mr. Nussbaum, along with his executive team assess and manage the Company's operations differently than the prior management team resulting in a change in the Company's reportable segments effective in the third quarter of 2004. As a result of this change in reportable segments, all prior periods were recast to conform with the new segment format.

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

     Content of each of our segment publications, trade shows and conferences, and online media products is geared to customers in the following market sectors and geographic markets (International):

           INDUSTRY                                 TECHNOLOGY
           Manufacturing                            Business Technology
           Design/Engineering                       Aviation
           Mechanical Systems/Construction          Enterprise Information Technology
           Government/Compliance                    Electronics

           LIFESTYLE                                RETAIL
           Natural Products                         Food/Retail
                                                    Hospitality
           INTERNATIONAL
           United Kingdom

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

                               PENTON MEDIA, INC.

systems, which cannot reasonably be allocated to each segment. Assets are not allocated to segments and as such have not been presented.

     Summary information by segment for the years ended December 31, 2004, 2003 and 2002, adjusted for discontinued operations, are as follows (in thousands):

                                                                                       ADJUSTED SEGMENT
                                  REVENUES                ADJUSTED SEGMENT EBITDA       EBITDA MARGIN
                       ------------------------------   ---------------------------   ------------------
                         2004       2003       2002      2004      2003      2002     2004   2003   2002
                       --------   --------   --------   -------   -------   -------   ----   ----   ----
                                       RESTATED                       RESTATED
Industry.............  $ 74,729   $ 75,225   $ 82,224   $20,351   $18,928   $20,580   27.2%  25.2%  25.0%
Technology...........    62,443     61,743     81,882    12,258     8,876     4,359   19.6%  14.4%   5.3%
Lifestyle............    36,223     31,756     30,256    14,141    11,571    10,528   39.0%  36.4%  34.8%
Retail...............    20,943     19,936     19,555     5,543     5,432     4,905   26.5%  27.2%  25.1%
International........    18,325     17,317     21,018       117       697       436    0.6%   4.0%   2.1%
                       --------   --------   --------   -------   -------   -------
Total................  $212,663   $205,977   $234,935   $52,410   $45,504   $40,808   24.6%  22.1%  17.4%
                       ========   ========   ========   =======   =======   =======

     Segment revenues, all of which are realized from external customers, equal Penton's consolidated revenues. Following is a reconciliation of Penton's total adjusted segment EBITDA to consolidated net loss (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                                       RESTATED
                                                                 --------------------
                                                        2004       2003       2002
                                                      --------   --------   ---------
Total adjusted segment EBITDA.......................  $ 52,410   $ 45,504   $  40,808
General and administrative costs....................   (19,221)   (20,255)    (26,287)
Depreciation and amortization.......................   (10,758)   (13,808)    (19,347)
Restructuring and other charges.....................    (6,165)    (5,895)    (15,436)
Gain (loss) on sale of properties...................    (1,033)        --        (888)
Provision for loan impairment.......................    (1,717)    (7,600)         --
Asset write-downs and impairments...................   (39,651)   (43,760)   (223,424)
Executive separation costs..........................    (2,728)        --          --
Non-cash compensation...............................      (733)    (1,373)     (2,979)
Interest expense....................................   (38,010)   (39,686)    (38,193)
Interest income.....................................       278        523         768
Other, net..........................................        86       (724)      1,092
                                                      --------   --------   ---------
Loss from continuing operations before income taxes
  and cumulative effect of accounting change........  $(67,242)  $(87,074)  $(283,886)
                                                      ========   ========   =========

                               PENTON MEDIA, INC.

ENTERPRISE-WIDE DISCLOSURES

     Revenues by product are as follows for the years ended December 31, 2004, 2003 and 2002 (in thousands):

                                                                       RESTATED
                                                                  -------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
Publishing...........................................  $143,648   $147,888   $165,515
Trade shows and conferences..........................    51,391     44,209     56,707
Online media.........................................    17,624     13,880     12,713
                                                       --------   --------   --------
                                                       $212,663   $205,977   $234,935
                                                       ========   ========   ========

     Domestic revenues of our products and services comprised $190.8 million, $185.8 million and $209.2 million of total revenues for the years ended December 31, 2004, 2003 and 2002 (as restated), respectively. Foreign revenues totaled $21.9 million, $20.2 million and $25.7 million of our revenues for the years ended December 31, 2004, 2003 (as restated) and 2002, respectively, of which $17.9 million, $16.3 million and $19.2 million, respectively, were from the United Kingdom. No single customer accounted for 10% or more of sales during 2004, 2003 and 2002.

     Property, plant and equipment at December 31, 2004, 2003 and 2002 included $0.8 million, $1.5 million and $2.1 million, respectively, identified with foreign operations with the remaining assets identified with domestic operations. Property, plant and equipment identified with the United Kingdom comprised $0.8 million, $1.4 million and $1.6 million, respectively, of these foreign assets.

NOTE 19 -- SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
           ACTIVITIES

     Portions of the following transactions do not provide or use cash and, accordingly, are not reflected in the consolidated statements of cash flows.

INVESTING ACTIVITIES

     In 2004, the Company issued as common stock 24,611 shares under the MSPP plan; 587,785 deferred shares; 266,250 performance shares and 17,000 shares under our stock option plan. In addition, five executives returned a total of 157,271 shares to treasury stock to pay taxes related to deferred shares issued and 135,000 shares to pay down a portion of an executive loan. Furthermore, net proceeds from Mr. Nussbaum's $1.7 million signing bonus along with 288,710 shares of common stock, which were returned to the Company, were applied to Mr. Nussbaum's outstanding loan balance. In 2004, the Company recorded amortization of deemed dividends and accretion on preferred stock of $12.2 million.

     In 2003, the Company issued as common stock 35,850 shares under the MSPP plan; 372,916 deferred shares; 30,516 performance shares; and 30,249 shares under our stock option plan. The Company also recorded amortization of deemed dividends and accretion on preferred stock of $8.9 million.

     In 2002, the Company issued as common stock 527,951 shares for contingent consideration; 17,472 shares under the MSPP plan; 340,775 deferred shares; and 50,000 performance shares. In addition, three executives returned a total of 115,712 shares to the Company to pay down a portion of their executive loan balances and to cover taxes for shares issued under the performance share plan. The Company also recorded amortization of deemed dividend and accretion on preferred stock of $46.4 million.

                               PENTON MEDIA, INC.

NOTE 20 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating fair value of financial instruments as of December 31, 2004 and 2003:

CASH AND CASH EQUIVALENTS, RESTRICTED CASH, ACCOUNTS RECEIVABLE, NOTES RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and accrued expenses approximated fair value because of their short maturities.

SENIOR SECURED NOTES AND SENIOR SUBORDINATED NOTES

     The fair values of the Secured Notes and Subordinated Notes are determined by reference to quoted market prices. At December 31, 2004 and 2003, the Company's Secured Notes had fair values of $157.5 million and $153.0 million, respectively, and carrying amounts of $157.0 million and $156.9 million, respectively. At December 31, 2004 and 2003, the Company's Subordinated Notes had fair values of $115.5 million and $116.8 million, respectively, and carrying amounts of $172.0 million and $171.7 million, respectively.

INVESTMENTS

     In January 2002, Penton sold its remaining 11.8% ownership interest, or 2,973,383 shares, in Jupitermedia Corporation for approximately $5.8 million in cash and recognized a gain of approximately $1.5 million, which is classified in other net, in the consolidated statements of operations.

NOTE 21 -- QUARTERLY RESULTS (UNAUDITED)

     Quarterly results of operations for the years ended December 31, 2004 and 2003 (see Note 2 -- Restatement) are shown below (in thousands, except per share amounts):

                                                       QUARTER
                                    ----------------------------------------------
                                                 RESTATED
                                    ----------------------------------
                                     FIRST       SECOND        THIRD       FOURTH       YEAR
                                    --------    --------     ---------     -------    --------
2004
Revenues..........................  $ 54,467    $ 50,936     $  52,843     $54,417    $212,663
Operating income (loss)...........  $  4,703(a) $ (5,149)(b) $ (35,188)(e) $ 6,038(d) $(29,596)
Net loss..........................  $ (5,902)   $(15,226)    $ (44,396)    $(1,667)   $(67,191)
Amortization of deemed dividend
  and accretion of preferred
  stock...........................  $ (5,193)   $ (3,408)    $  (1,772)    $(1,817)   $(12,190)
Net loss applicable to common
  stockholders....................  $(11,095)   $(18,634)    $ (46,168)    $(3,484)   $(79,381)
Earnings per share (basic and
  diluted):
  Net loss from continuing
     operations applicable to
     common stockholders..........  $  (0.33)   $  (0.55)    $   (1.36)    $ (0.10)   $  (2.35)
  Net loss applicable to common
     stockholders.................  $  (0.33)   $  (0.55)    $   (1.36)    $ (0.10)   $  (2.35)

                               PENTON MEDIA, INC.

                                                                     QUARTER
                                                        ----------------------------------
                                                              AS PREVIOUSLY REPORTED
                                                        ----------------------------------
                                                         FIRST       SECOND        THIRD
                                                        --------    --------     ---------
2004
Revenues..............................................  $ 54,467    $ 50,936     $  52,843
Operating income (loss)...............................  $  4,703(a) $ (5,149)(b) $ (35,376)(c)
Net loss..............................................  $ (5,207)   $(14,531)    $ (44,035)
Amortization of deemed dividend and accretion of
  preferred stock.....................................  $ (5,193)   $ (3,408)    $  (1,772)
Net income (loss) applicable to common stockholders...  $(10,400)   $(17,939)    $ (45,807)
Earnings per share (basic and diluted):
  Net loss from continuing operations applicable to
     common stockholders..............................  $  (0.31)   $  (0.53)    $   (1.35)
  Net income (loss) applicable to common
     stockholders.....................................  $  (0.31)   $  (0.53)    $   (1.35)

     Earnings per share calculations for each of the quarters are based on the weighted-average number of shares outstanding for each quarter. The sum of the quarters may not necessarily be equal to the full-year earnings per share amounts.

     The increase in net loss, as restated, for the first, second and third quarters of 2004 is due primarily to the additional income tax expense of $0.7 million, $0.7 million and $0.5 million, respectively, as a result of correcting the Company's deferred taxes.
---------------

(a) Includes $0.9 million restructuring charge and $2.4 million of executive separation costs.

(b) Includes $3.5 million restructuring charge and $1.7 million provision for loan impairment.

(c) Includes $1.5 million restructuring charge and $39.7 million related to impairment of assets.

(d) Includes $0.5 million restructuring charge and $0.9 million (as restated) loss on sale of properties.

(e) Includes $1.3 million (as restated) restructuring charge and $39.7 million related to impairment of assets.

                               PENTON MEDIA, INC.

                                                      QUARTER
                                  ------------------------------------------------
                                                      RESTATED
                                  ------------------------------------------------
                                   FIRST      SECOND         THIRD        FOURTH         YEAR
                                  --------   ---------     ---------     ---------     ---------
2003
Revenues........................  $ 54,392   $  50,183     $  54,119     $  47,283     $ 205,977
Operating income (loss).........  $  4,760   $  (9,158)(f) $ (40,450)(g) $  (2,339)(h) $ (47,187)
Loss from continuing
  operations....................  $(10,732)  $ (19,136)    $ (51,249)    $ (12,752)    $ (93,869)
Discontinued operations.........  $    866   $    (188)    $      99     $     (39)    $     738
Net loss........................  $ (9,866)  $ (19,324)    $ (51,150)    $ (12,791)    $ (93,131)
Amortization of deemed dividend
  and accretion of preferred
  stock.........................  $   (767)  $  (1,966)    $  (2,352)    $  (3,451)    $  (8,536)
Net loss applicable to common
  stockholders..................  $(10,633)  $ (21,290)    $ (53,502)    $ (16,242)    $(101,667)
Earnings per share (basic and
  diluted):
  Net loss from continuing
     operations applicable to
     common stockholders........  $  (0.36)  $   (0.63)    $   (1.60)    $   (0.49)    $   (3.07)
Net loss applicable to common
  stockholders..................  $  (0.32)  $   (0.64)    $   (1.60)    $   (0.49)    $   (3.05)

                                                         QUARTER
                                       --------------------------------------------
                                                  AS PREVIOUSLY REPORTED
                                       --------------------------------------------
                                        FIRST     SECOND       THIRD        FOURTH        YEAR
                                       -------   --------     --------     --------     --------
2003
Revenues.............................  $54,392   $ 50,466     $ 54,119     $ 47,283     $206,260
Operating income (loss)..............  $ 4,760   $ (8,875)(f) $(42,389)(i) $ (2,249)(j) $(48,753)
Loss from continuing operations......  $(5,969)  $(18,158)    $(52,493)    $(11,967)    $(88,587)
Discontinued operations..............  $   866   $   (188)    $     99     $    (39)    $    738
Net loss.............................  $(5,103)  $(18,346)    $(52,394)    $(12,006)    $(87,849)
Amortization of deemed dividend and
  accretion of preferred stock.......  $  (655)  $ (1,860)    $ (1,980)    $ (4,391)    $ (8,886)
Net loss applicable to common
  stockholders.......................  $(5,758)  $(20,206)    $(54,374)    $(16,397)    $(96,735)
Earnings per share (basic and
  diluted):
  Net loss from continuing operations
     applicable to common
     stockholders....................  $ (0.20)  $  (0.60)    $  (1.63)    $  (0.49)    $  (2.93)
Net loss applicable to common
  stockholders.......................  $ (0.17)  $  (0.60)    $  (1.63)    $  (0.49)    $  (2.91)

     Earnings per share calculations for each of the quarters are based on the weighted-average number of shares outstanding for each quarter. The sum of the quarters may not necessarily be equal to the full-year earnings per share amounts.

     The increase in net loss, as restated, for the first, second, third and fourth quarters of 2003 are due primarily to the additional income tax expense of $4.8 million, $0.7 million, $0.7 million and $0.7 million, respectively, from the impact of correcting the Company's deferred taxes. The fourth quarter net loss, as

                               PENTON MEDIA, INC.

restated, also includes the impact of the $2.0 million minority interest correction related to certain assets contributed in 2002 by our minority interest partner when they were impaired in 2003.
---------------

(f) Includes $1.9 million restructuring charge and $7.6 million provision for loan impairment.

(g) Includes $1.6 million (as restated) restructuring charge and $43.8 million (as restated) related to impairment of assets.

(h)  Includes $2.5 million (as restated) restructuring charge.

(i) Includes $1.5 million restructuring charge and $45.8 million related to impairment of assets.

(j)  Includes $2.4 million restructuring charge.

NOTE 22 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     The following schedules set forth condensed consolidating balance sheets as of December 31, 2004 and 2003 (as restated) and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended December 31, 2004, 2003 (as restated) and 2002 (as restated). In the following schedules, "Parent" refers to Penton Media, Inc., "Guarantor Subsidiaries" refers to Penton's wholly owned domestic subsidiaries and "Non-guarantor Subsidiaries" refers to Penton's foreign subsidiaries. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in our subsidiaries. See Note
2 -- Restatement for additional details.

     Effective December 31, 2004, several domestic subsidiaries were merged into Penton Media, Inc. Prior period condensed consolidating financial information has been adjusted to reflect these changes.

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF DECEMBER 31, 2004

                                                        GUARANTOR     NON-GUARANTOR                     PENTON
                                            PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                           ---------   ------------   -------------   ------------   ------------
                                                                   (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents..............  $   5,991    $      73       $  1,597       $      --      $   7,661
  Restricted cash........................        125           --             --              --            125
  Accounts receivable, net...............     22,033        4,248          4,290              --         30,571
  Inventories............................        560          291              5              --            856
  Deferred tax asset.....................        273            3             --              --            276
  Prepayments, deposits and other........      2,896           39            737              --          3,672
                                           ---------    ---------       --------       ---------      ---------
                                              31,878        4,654          6,629              --         43,161
                                           ---------    ---------       --------       ---------      ---------
  Property, plant and equipment, net.....     12,304        1,693            796              --         14,793
  Goodwill...............................    136,689       36,182          3,291              --        176,162
  Other intangibles, net.................      4,688        1,950            208              --          6,846
  Other non-current assets...............      6,168          208             36              --          6,412
  Investment in subsidiaries.............   (221,148)          --             --         221,148             --
                                           ---------    ---------       --------       ---------      ---------
                                             (61,299)      40,033          4,331         221,148        204,213
                                           ---------    ---------       --------       ---------      ---------
                                           $ (29,421)   $  44,687       $ 10,960       $ 221,148      $ 247,374
                                           =========    =========       ========       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Accounts payable and accrued
    expenses.............................  $  18,121    $   1,724       $    900       $      --      $  20,745
  Accrued compensation and benefits......      4,961          902             17              --          5,880
  Unearned income........................     16,337        2,760          4,177              --         23,274
                                           ---------    ---------       --------       ---------      ---------
                                              39,419        5,386          5,094              --         49,899
                                           ---------    ---------       --------       ---------      ---------
Long-term liabilities and deferred
  credits:
  Senior secured notes, net of
    discount.............................     80,094       76,953             --              --        157,047
  Senior subordinated notes, net of
    discount.............................     87,729       84,288             --              --        172,017
  Net deferred pension credits...........     10,568           --             --              --         10,568
  Deferred tax liability.................     18,947          956             --              --         19,903
  Intercompany advances..................   (102,089)      61,420         40,669              --             --
  Other non-current liabilities..........      4,981        2,029             --              --          7,010
                                           ---------    ---------       --------       ---------      ---------
                                             100,230      225,646         40,669              --        366,545
                                           ---------    ---------       --------       ---------      ---------
Mandatorily redeemable convertible
  preferred stock........................     67,162           --             --              --         67,162
                                           ---------    ---------       --------       ---------      ---------
Series M preferred stock.................          4           --             --              --              4
                                           ---------    ---------       --------       ---------      ---------
Stockholders' equity (deficit):
  Common stock and capital in excess of
    par value............................    215,364      203,660         16,566        (220,226)       215,364
  Retained earnings (deficit)............   (450,067)    (389,963)       (49,826)        439,789       (450,067)
  Notes receivable.......................         --           --             --              --             --
  Accumulated other comprehensive loss...     (1,533)         (42)        (1,543)          1,585         (1,533)
                                           ---------    ---------       --------       ---------      ---------
                                            (236,236)    (186,345)       (34,803)        221,148       (236,236)
                                           ---------    ---------       --------       ---------      ---------
                                           $ (29,421)   $  44,687       $ 10,960       $ 221,148      $ 247,374
                                           =========    =========       ========       =========      =========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
              CONDENSED CONSOLIDATING BALANCE SHEETS (AS RESTATED)
                            AS OF DECEMBER 31, 2003

                                                           GUARANTOR     NON-GUARANTOR                     PENTON
                                               PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------   ------------   -------------   ------------   ------------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................  $  27,249    $      23       $  2,354       $      --      $  29,626
  Accounts receivable, net..................     17,967        3,894          5,309              --         27,170
  Notes receivable..........................         --           --            571              --            571
  Inventories...............................        613          256              6              --            875
  Deferred tax asset........................        372         (119)            --              --            253
  Prepayments, deposits and other...........      7,642          309          1,674              --          9,625
                                              ---------    ---------       --------       ---------      ---------
                                                 53,843        4,363          9,914              --         68,120
                                              ---------    ---------       --------       ---------      ---------
  Property, plant and equipment, net........     14,948        2,446          1,534              --         18,928
  Goodwill..................................    148,035       65,009          1,367              --        214,411
  Other intangibles, net....................      5,656        5,036            191              --         10,883
  Other non-current assets..................      8,443          125            534              --          9,102
  Investment in subsidiaries................   (164,319)          --             --         164,319             --
                                              ---------    ---------       --------       ---------      ---------
                                                 12,763       72,616          3,626         164,319        253,324
                                              ---------    ---------       --------       ---------      ---------
                                              $  66,606    $  76,979       $ 13,540       $ 164,319      $ 321,444
                                              =========    =========       ========       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses.....  $  22,243    $   5,001       $  1,905       $      --      $  29,149
  Accrued compensation and benefits.........      7,683          770              5              --          8,458
  Unearned income...........................     14,584        3,305          4,646              --         22,535
                                              ---------    ---------       --------       ---------      ---------
                                                 44,510        9,076          6,556              --         60,142
                                              ---------    ---------       --------       ---------      ---------
Long-term liabilities and deferred credits:
  Senior secured notes, net of discount.....     80,027       76,888             --              --        156,915
  Senior subordinated notes, net of
    discount................................     87,566       84,132             --              --        171,698
  Net deferred pension credits..............     11,040           --             --              --         11,040
  Deferred tax liability....................     16,412          833             --              --         17,245
  Intercompany advances.....................    (72,440)      39,704         32,736              --             --
  Other non-current liabilities.............      4,807        2,251          2,212              --          9,270
                                              ---------    ---------       --------       ---------      ---------
                                                127,412      203,808         34,948              --        366,168
                                              ---------    ---------       --------       ---------      ---------
Minority interest...........................         --           --            450              --            450
                                              ---------    ---------       --------       ---------      ---------
Mandatorily redeemable convertible preferred
  stock.....................................     54,972           --             --              --         54,972
                                              ---------    ---------       --------       ---------      ---------
Redeemable common stock.....................          2           --             --              --              2
                                              ---------    ---------       --------       ---------      ---------
Stockholders' equity (deficit):
  Common stock and capital in excess of par
    value...................................    226,687      204,210         16,614        (220,824)       226,687
  Retained earnings (deficit)...............   (382,876)    (340,094)       (42,867)        382,961       (382,876)
  Notes receivable from officers, less
    reserve of $7,600.......................     (1,897)          --             --              --         (1,897)
  Accumulated other comprehensive loss......     (2,204)         (21)        (2,161)          2,182         (2,204)
                                              ---------    ---------       --------       ---------      ---------
                                               (160,290)    (135,905)       (28,414)        164,319       (160,290)
                                              ---------    ---------       --------       ---------      ---------
                                              $  66,606    $  76,979       $ 13,540       $ 164,319      $ 321,444
                                              =========    =========       ========       =========      =========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                     PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
REVENUES..........................  $159,289     $ 31,516        $21,858        $    --        $212,663
                                    --------     --------        -------        -------        --------
OPERATING EXPENSES:
  Editorial, production and
     circulation..................    68,911       15,669          9,120             --          93,700
  Selling, general and
     administrative...............    54,079       22,390         12,766             --          89,235
  Impairment of assets............    11,408       23,058          5,185             --          39,651
  Provision for loan impairment...     1,717           --             --             --           1,717
  Restructuring and other
     charges......................     5,070        1,095             --             --           6,165
  Gain on sold properties.........     1,033           --             --             --           1,033
  Depreciation and amortization...     7,827        2,057            874             --          10,758
                                    --------     --------        -------        -------        --------
                                     150,045       64,269         27,945             --         242,259
                                    --------     --------        -------        -------        --------
OPERATING INCOME (LOSS)...........     9,244      (32,753)        (6,087)            --         (29,596)
                                    --------     --------        -------        -------        --------
OTHER INCOME (EXPENSE):
  Interest expense................   (20,637)     (17,066)          (307)            --         (38,010)
  Interest income.................       207           --             71             --             278
  Equity in losses of
     subsidiaries.................   (56,829)          --             --         56,829              --
  Other, net......................        81          (41)            46             --              86
                                    --------     --------        -------        -------        --------
                                     (77,178)     (17,107)          (190)        56,829         (37,646)
                                    --------     --------        -------        -------        --------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES.............   (67,934)     (49,860)        (6,277)        56,829         (67,242)
Provision (benefit) for income
  taxes...........................      (743)          10            682             --             (51)
                                    --------     --------        -------        -------        --------
NET LOSS..........................  $(67,191)    $(49,870)       $(6,959)       $56,829        $(67,191)
                                    ========     ========        =======        =======        ========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
         CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (AS RESTATED)
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                     PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
REVENUES..........................  $150,651     $ 33,769        $21,557        $    --        $205,977
                                    --------     --------        -------        -------        --------
OPERATING EXPENSES:
  Editorial, production and
     circulation..................    67,586       16,632          8,399             --          92,617
  Selling, general and
     administrative...............    53,822       22,818         12,844             --          89,484
  Impairment of assets............     8,505       31,408          3,847             --          43,760
  Provision for loan impairment...     7,600           --             --             --           7,600
  Restructuring and other
     charges......................     3,927        1,254            714             --           5,895
  Depreciation and amortization...     9,018        3,132          1,658             --          13,808
                                    --------     --------        -------        -------        --------
                                     150,458       75,244         27,462             --         253,164
                                    --------     --------        -------        -------        --------
OPERATING INCOME (LOSS)...........       193      (41,475)        (5,905)            --         (47,187)
                                    --------     --------        -------        -------        --------
OTHER INCOME (EXPENSE):
  Interest expense................   (20,385)     (18,927)          (374)            --         (39,686)
  Interest income.................       429           --             94             --             523
  Equity in losses of
     subsidiaries.................   (66,706)          --             --         66,706              --
  Other, net......................      (674)         (58)             8             --            (724)
                                    --------     --------        -------        -------        --------
                                     (87,336)     (18,985)          (272)        66,706         (39,887)
                                    --------     --------        -------        -------        --------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES.............   (87,143)     (60,460)        (6,177)        66,706         (87,074)
Provision (benefit) for income
  taxes...........................     6,882           66           (153)            --           6,795
                                    --------     --------        -------        -------        --------
LOSS FROM CONTINUING OPERATIONS...   (94,025)     (60,526)        (6,024)        66,706         (93,869)
Income (loss) from discontinued
  operations, net of taxes........       894            9           (165)            --             738
                                    --------     --------        -------        -------        --------
NET LOSS..........................  $(93,131)    $(60,517)       $(6,189)       $66,706        $(93,131)
                                    ========     ========        =======        =======        ========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
         CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (AS RESTATED)
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                    PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------   ------------   -------------   ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
REVENUES.........................  $ 161,680    $  48,856       $ 24,399        $     --      $ 234,935
                                   ---------    ---------       --------        --------      ---------
OPERATING EXPENSES:
  Editorial, production and
     circulation.................     71,889       22,368          9,637              --        103,894
  Selling, general and
     administrative..............     62,709       41,957         14,833              --        119,499
  Impairment of assets...........        587      196,895         25,942              --        223,424
  Restructuring charges..........     10,847        3,135          1,454              --         15,436
  Loss on sale of properties.....        114          774             --              --            888
  Depreciation and
     amortization................      9,336        8,256          1,755              --         19,347
                                   ---------    ---------       --------        --------      ---------
                                     155,482      273,385         53,621              --        482,488
                                   ---------    ---------       --------        --------      ---------
OPERATING INCOME (LOSS)..........      6,198     (224,529)       (29,222)             --       (247,553)
                                   ---------    ---------       --------        --------      ---------
OTHER INCOME (EXPENSE):
  Interest expense...............    (19,596)     (18,195)          (402)             --        (38,193)
  Interest income................        753            9              6              --            768
  Equity in losses of
     subsidiaries................   (291,086)          --             --         291,086             --
  Other, net.....................     (3,352)       1,358          3,086              --          1,092
                                   ---------    ---------       --------        --------      ---------
                                    (313,281)     (16,828)         2,690         291,086        (36,333)
                                   ---------    ---------       --------        --------      ---------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE.........................   (307,083)    (241,357)       (26,532)        291,086       (283,886)
Provision (benefit) for income
  taxes..........................    (13,381)     (16,635)          (353)             --        (30,369)
                                   ---------    ---------       --------        --------      ---------
LOSS FROM CONTINUING OPERATIONS
  BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE..............   (293,702)    (224,722)       (26,179)        291,086       (253,517)
                                   ---------    ---------       --------        --------      ---------
Loss from discontinued
  operations, net of taxes.......     (2,696)          --           (556)             --         (3,252)
Cumulative effect of accounting
  change, net of taxes...........    (39,771)     (34,501)        (5,128)         39,700        (39,700)
                                   ---------    ---------       --------        --------      ---------
NET LOSS.........................  $(336,169)   $(259,223)      $(31,863)       $330,786      $(296,469)
                                   =========    =========       ========        ========      =========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                     PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES............  $(18,975)     $  39          $(1,528)        $  --         $(20,464)
                                    --------      -----          -------         -----         --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures............    (1,982)      (178)            (157)           --           (2,317)
  Decrease in notes receivable....        --         65               --            --               65
  Proceeds from sale of
     properties...................        --         --              800            --              800
                                    --------      -----          -------         -----         --------
  Net cash provided by (used for)
     investing activities.........    (1,982)      (113)             643            --           (1,452)
                                    --------      -----          -------         -----         --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from note receivable,
     net..........................        --         --               --            --               --
  Increase in restricted cash.....      (125)        --               --            --             (125)
  Payment of financing costs......       (10)        --               --            --              (10)
  Decrease in cash overdraft......       102         --              128            --              230
                                    --------      -----          -------         -----         --------
  Net cash provided by (used for)
     financing activities.........       (33)        --              128            --               95
                                    --------      -----          -------         -----         --------
Effect of exchange rate changes on
  cash............................      (144)        --               --            --             (144)
                                    --------      -----          -------         -----         --------
  Net decrease in cash and cash
     equivalents..................   (21,134)       (74)            (757)           --          (21,965)
Cash and cash equivalents at
  beginning of year...............    27,125        147            2,354            --           29,626
                                    --------      -----          -------         -----         --------
Cash and cash equivalents at end
  of year.........................  $  5,991      $  73          $ 1,597         $  --         $  7,661
                                    ========      =====          =======         =====         ========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (AS RESTATED)
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                     GUARANTOR     NON-GUARANTOR                     PENTON
                                          PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          -------   ------------   -------------   ------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES..................  $26,989       $543          $  183          $  --         $27,715
                                          -------       ----          ------          -----         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................   (2,340)      (849)           (105)            --          (3,294)
  Proceeds from note receivable, net....       --         --           1,553             --           1,553
  Earnouts paid.........................       --         (7)             --             --              (7)
  Proceeds from sale of Professional
     Trade Shows group..................    3,250         --              --             --           3,250
                                          -------       ----          ------          -----         -------
  Net cash provided by (used for)
     investing activities...............      910       (856)          1,448             --           1,502
                                          -------       ----          ------          -----         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of senior secured credit
     facility...........................   (4,500)        --              --             --          (4,500)
  Repayment of note payable.............       --         --            (417)            --            (417)
  Decrease in restricted cash...........      241         --             436             --             677
  Employee stock purchase plan
     payments...........................     (107)        --              (6)            --            (113)
  Payment of financing costs............   (2,045)        --              --             --          (2,045)
  Proceeds from repayment of officers'
     loans..............................      250         --              --             --             250
  Decrease in book overdrafts...........       53         --            (436)            --            (383)
                                          -------       ----          ------          -----         -------
  Net cash provided by (used for)
     financing activities...............   (6,108)        --            (423)            --          (6,531)
                                          -------       ----          ------          -----         -------
Effect of exchange rate changes on
  cash..................................      169         --              --             --             169
                                          -------       ----          ------          -----         -------
  Net increase (decrease) in cash and
     cash equivalents...................   21,960       (313)          1,208             --          22,855
Cash and cash equivalents at beginning
  of year...............................    5,165        460           1,146             --           6,771
                                          -------       ----          ------          -----         -------
Cash and cash equivalents at end of
  year..................................  $27,125       $147          $2,354          $  --         $29,626
                                          =======       ====          ======          =====         =======

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.

         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (AS RESTATED)
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                    PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------   ------------   -------------   ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES...........  $  57,359     $(80,004)       $ 6,060         $   --       $ (16,585)
                                   ---------     --------        -------         ------       ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures...........     (3,163)        (157)          (535)            --          (3,855)
  Acquisitions, including
     earnouts paid, net of cash
     acquired....................       (687)         (48)        (4,792)            --          (5,527)
  Increases in note receivable...         --           --            (29)            --             (29)
  Proceeds from sale of
     Jupitermedia Corporation
     stock.......................         --        5,801             --             --           5,801
  Net proceeds from sale of
     properties..................        751          188             12             --             951
                                   ---------     --------        -------         ------       ---------
  Net cash provided by (used for)
     investing activities........     (3,099)       5,784         (5,344)            --          (2,659)
                                   ---------     --------        -------         ------       ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from issuance of
     mandatorily redeemable
     convertible preferred
     stock.......................     46,123           --             --             --          46,123
  Proceeds from senior secured
     notes.......................     79,926       76,791             --             --         156,717
  Repurchase of senior
     subordinated notes..........     (4,271)      (4,104)            --             --          (8,375)
  Proceeds from senior secured
     credit facility.............      6,000           --             --             --           6,000
  Repayment of senior secured
     credit facility.............   (182,087)          --             --             --        (182,087)
  Payment of note payable........         --           --         (2,804)            --          (2,804)
  Increase in restricted cash....       (241)          --           (436)            --            (677)
  Payment of financing costs.....     (9,814)          --             --             --          (9,814)
  Employee stock purchase plan
     payments....................       (424)          --            (10)            --            (434)
  Proceeds from repayment of
     officers' loans.............        703           --             --             --             703
  Increase in cash overdraft.....        607           --             --             --             607
                                   ---------     --------        -------         ------       ---------
  Net cash provided by (used for)
     financing activities........    (63,478)      72,687         (3,250)            --           5,959
                                   ---------     --------        -------         ------       ---------
Effect of exchange rate changes
  on cash........................       (135)          --             --             --            (135)
                                   ---------     --------        -------         ------       ---------
  Net decrease in cash and cash
     equivalents.................     (9,353)      (1,533)        (2,534)            --         (13,420)
Cash and cash equivalents at
  beginning of year..............     14,518        1,993          3,680             --          20,191
                                   ---------     --------        -------         ------       ---------
Cash and cash equivalents at end
  of year........................  $   5,165     $    460        $ 1,146         $   --       $   6,771
                                   =========     ========        =======         ======       =========

                               PENTON MEDIA, INC.

NOTE 23 -- SUBSEQUENT EVENTS

     In February 2005, the Company replaced its printing agreement with R.R. Donnelley dated December 1999 with a new seven-year agreement. The new agreement expires on December 31, 2011 unless the a minimum revenue commitment to R.R. Donnelley of $42.0 million is not reached at which time the agreement would extend until the commitment is reached. The Company also agreed to consolidate certain magazines under the new agreement when their current contract with other vendors expired. In exchange, the Company will receive certain credits in 2005 and pricing reductions in 2006 through 2011. In addition the current purchase commitments of $7.2 million and $6.8 million in 2005 and 2006 were eliminated.

     In the first quarter of 2005, the Company issued 614,706 deferred shares to three executives, including 514,706 to a former executive. In addition, the Company issued 69,775 shares in the first quarter of 2005 under the Company's Management Stock Purchase Plan.

     In February 2005, the Company repurchased $5.5 million par value of its 10 3/8% senior subordinated notes for a total of $3.9 million, including $0.1 million of accrued interest, using excess cash on hand. The notes were purchased in the open market and were trading at 69% of their par value at the time of purchase. The repurchase resulted in a gain of approximately $1.6 million and will reduce our annual interest charges by nearly $0.6 million.

     On March 30, 2005, the Company received an extension until May 15, 2005 under Section 6.3(b) of our Loan and Security agreement, which required the Company to deliver its annual audited financial statements to the Lender Group within 90 days of our fiscal year, that ended on December 31, 2004.

     On April 1, 2005, the Company borrowed $6.0 million under the Company's Loan and Security Agreement. The proceeds were used to pay the interest due on April 1 under the Company's 11 7/8% senior secured notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure and controls and procedures (as defined in Exchange Act Rules 13a -- 15(e) and 15d -- 15(e)) that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

     As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As further discussed below, based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     Other than the material weakness discussed below, during the Company's fourth fiscal quarter, there were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a -- 15(f) and

                               PENTON MEDIA, INC.

15(d) -- 15(f)) that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

     Following a comprehensive review of the Company's deferred tax assets and deferred tax liabilities, we determined that certain deferred tax liabilities had been incorrectly offset against its deferred tax assets. Under Statement of Financial Accounting Standard 109, "Accounting for Income Taxes" ("SFAS 109") taxable temporary differences related to indefinite-lived intangible assets or tax-deductible goodwill (for which reversal cannot be anticipated) should not have been offset by the Company against deductible temporary differences for other indefinite-lived intangible assets or tax-deductible goodwill when scheduling reversals of temporary differences.

     The Company evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, "Materiality" and concluded that the cumulative effects of the corrections were material to its annual consolidated financial statements for 2004, 2003 and 2002 and the related quarterly consolidated financial statements for such periods. As a result, the Company concluded that it will restate its previously issued consolidated financial statements to recognize the impact of the correction. See
Note 2 -- Restatement, in the notes to the consolidated financial statements included under Item 8 within this Annual Report on Form 10-K.

     A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company concluded that the matter discussed above represents a material weakness in our disclosure controls and procedures and internal control over financial reporting.

     We have taken steps to remediate this material weakness by adding additional levels of tax review and requiring all personnel who have responsibilities for the Company's income taxes to attend an annual SFAS 109 review course.

ITEM 9B.  OTHER INFORMATION

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

Directors Continuing in Office Until 2005:

                                        DIRECTOR
NAME                                     SINCE     AGE   PRINCIPAL OCCUPATION AND DIRECTORSHIPS
----                                    --------   ---   --------------------------------------
R. Douglas Greene(A)(C)(N)............    1999     55    Director and Chief Executive Officer
                                                         of New Hope Group, LLC (management and
                                                         development company operating media,
                                                         entertainment and real estate
                                                         properties) since May 1999. Chairman
                                                         and Chief Executive Officer of New
                                                         Hope Communications Inc. from February
                                                         1981 to May 1999.
David B. Nussbaum.....................    2004     47    Chief Executive Officer of Penton
                                                         since June 2004, Executive Vice
                                                         President of Penton and President of
                                                         the Technology and Lifestyle Media
                                                         division of Penton since September
                                                         2002, Executive Vice President of
                                                         Penton and President of the Technology
                                                         Media division of Penton from
                                                         September 1998 until August 2002.
                                                         President of Internet World Media,
                                                         Inc. (a trade show business and
                                                         publishing company and a subsidiary of
                                                         Penton) since December 1998.
Royce Yudkoff(C)(N)...................    2004     49    Non-Executive Chairman of the Board of
                                                         Penton since June 2004. Managing
                                                         Partner of ABRY Partners, LLC
                                                         (media-focused private equity
                                                         investment firm) since 1989. Director
                                                         of Nexstar Broadcasting Group, Talent
                                                         Partners, Musak Holdings, LLC and
                                                         Non-Executive Chairman of USA
                                                         Mobility, Inc.

Directors Continuing in Office Until 2006:

                                        DIRECTOR
NAME                                     SINCE     AGE   PRINCIPAL OCCUPATION AND DIRECTORSHIPS
----                                    --------   ---   --------------------------------------
Vincent D. Kelly(A)...................    2003     45    Director, President and Chief
                                                         Executive Officer of USA Mobility,
                                                         Inc. (provider of paging and advanced
                                                         wireless data and messaging services)
                                                         since November 2004. President and
                                                         Chief Executive Officer of Metrocall
                                                         Holdings, Inc. (provider of paging and
                                                         advanced wireless data and messaging
                                                         services) from February 2003 to
                                                         November 2004 and director from May
                                                         2003 to November 2004. Chief Operating
                                                         Officer of Metrocall, Inc. from May
                                                         2002 to February 2003. Chief Financial
                                                         Officer, Treasurer and Executive Vice
                                                         President of Metrocall, Inc. from
                                                         prior to 1998 to February 2003.
                                                         Metrocall, Inc. filed a voluntary
                                                         petition for reorganization under the
                                                         U.S. bankruptcy laws in June 2002 and
                                                         successfully emerged from bankruptcy
                                                         in October 2002. Director of GTES, LLC
                                                         (privately-held, majority-owned
                                                         subsidiary of USA Mobility, Inc.)
                                                         since March 2004.
Perry A. Sook(I)......................    2003     47    Chairman of the Board, President and
                                                         Chief Executive Officer of Nexstar
                                                         Broadcasting Group, Inc. (television
                                                         broadcasting company) since 1996.
                                                         Director of the Television Bureau of
                                                         Advertising and the Ohio University
                                                         Foundation.

Directors Continuing in Office Until 2007:

                                        DIRECTOR
NAME                                     SINCE     AGE   PRINCIPAL OCCUPATION AND DIRECTORSHIPS
----                                    --------   ---   --------------------------------------
Peni A. Garber(I)(N)..................    2002     42    Partner of ABRY Partners, LLC (media-
                                                         focused private equity investment
                                                         firm) since October 2000. Co-Head of
                                                         ABRY Mezzanine Partners, L.P.
                                                         (investment holding company) since
                                                         2001. Director of Muzak Holdings, LLC
                                                         (provider of business music
                                                         programming) since March 1999.
Hannah C. Craven(A)(C)(I).............    2002     39    Managing Director of Sandler Capital
                                                         Management (investment holding
                                                         company) since 1997. Director of
                                                         Millbrook Press since 1997.

---------------

(A)  Member of Audit Review Committee

(C)  Member of Compensation Committee

(I)  Member of Investment Committee

(N)  Member of Nominating and Governance Committee

  AGREEMENTS REGARDING BOARD REPRESENTATION

     The holders of the preferred stock were initially entitled to appoint three members to our Board of Directors. Pursuant to the agreement by which Penton sold its preferred stock and related warrants to a group of investors led by ABRY Mezzanine Partners, L.P., Mr. Daniel Budde (formerly of ABRY Partners, LLC) and Mmes. Craven and Garber were appointed by the Board of Directors of Penton to serve as directors of Penton. At the 2003 annual meeting of stockholders, Mr. Budde and Mmes. Craven and Garber were elected to the Board of Directors by the preferred stockholders to serve a three-year term expiring in 2007. Mr. Budde resigned from the Board on June 11, 2004 and was replaced by Mr. Royce Yudkoff of ABRY Partners, LLC.

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

        - any representation or warranty in the convertible preferred stock purchase agreement is proven to be false or incorrect in any material respect; and

        - any default that results in the acceleration of indebtedness, where the principal amount of such indebtedness, when added to the principal amount of all other indebtedness then in default, exceeds $5 million or final judgments for the payment of money aggregating more than $1 million (net of insurance proceeds) are entered against the Company and are not discharged, dismissed, or stayed pending appeal within 90 days after entry.

     As of April 1, 2003, the holders of preferred stock were entitled to two additional seats on the Board of Directors as a result of Penton's leverage ratio, as determined in accordance with the terms of the preferred stock purchase agreement, exceeding 7.5 to 1.0. In accordance with agreements entered into at the time of the private placement, Messrs. John Meehan and David Nussbaum resigned as directors. The Board of Directors appointed Messrs. Kelly and Sook to fill the vacancies and serve until the annual meeting.

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

     Upon the occurrence of the following event, the holders of a majority of the preferred stock may appoint a minimum majority of our Board of Directors:

        - Penton initiates or consents to proceedings under any applicable bankruptcy, insolvency, composition, or other similar laws or make a conveyance or assignment for the benefit of our creditors generally, or any holders of any lien takes possession of, or a receiver, administrator, or other similar officer is appointed for all or substantially all of our properties, assets or revenues and is not discharged within 90 days.

     On March 19, 2008, the holders of a majority of the preferred stock then outstanding, if they meet the threshold described in the following paragraph, will be entitled to appoint one less than a minimum majority of our Board of Directors, subject to the right to appoint a minimum majority of our Board of Directors as described in the immediately preceding paragraph.

     At such time as the holders of preferred stock cease to hold shares of convertible preferred stock having an aggregate liquidation preference of at least $10 million and such holders' beneficial ownership of our preferred stock and common stock constitutes less than 5% of the aggregate voting power of our voting securities, the holders of preferred stock will no longer have the right to have any member on our Board of Directors.

     The Company has also granted the holders of the preferred stock the right to have representatives attend meetings of the Board of Directors until such time as they no longer own any preferred stock, warrants or shares of common stock issued upon conversion of the preferred stock and exercise of the warrants.

EXECUTIVE OFFICERS

     All officers of Penton are elected each year by the Board of Directors at its annual organization meeting. In addition to Mr. Nussbaum, information with respect to whom is set forth above, the executive officers of Penton include the following:

     Darrell C. Denny, 46, President of the Lifestyle Media and IT Media Groups of Penton since September 2002, Executive Vice President of Penton and President of the Lifestyle Media division of Penton from October 2000 to September 2002. Executive Vice President/Group President and Operating Chair from August 1998 to September 2000 of Miller Freeman, Inc. (business magazine publisher and exhibition manager).

     Preston L. Vice, 57, Chief Financial Officer of Penton since February 2003, Interim Chief Financial Officer of Penton from May 2002 until February 2003, Senior Vice President and Secretary of Penton since July 1998.

AUDIT REVIEW COMMITTEE FINANCIAL EXPERT

     The Board of Directors has determined that Mr. Vince Kelly, Chairman of the Audit Review Committee, qualifies as an "audit committee financial expert" and possesses "accounting or related financial management expertise" within the meaning of all applicable laws and regulations. In addition, the Board has determined that all members of the Audit Review Committee are financially literate and independent within the meaning of the applicable SEC rules and regulations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of reports of ownership, reports of changes of ownership and written representations under Section 16(a) of the Securities Exchange Act of 1934, which were furnished to Penton during or with respect to 2004 by persons who were, at any time during 2004, directors or officers of Penton or beneficial owners of more than 10% of the outstanding shares of common stock, no such person failed to file on a timely basis any report required by such section during 2004.

CODE OF ETHICS

     The Company has a Code of Business Conduct, which is applicable to all employees of the Company, including the principal executive officer and the principal financial officer. The Code of Business Conduct is available on the Company's Web site (www.penton.com) and will be provided upon request at no charge. The Company intends to post amendments to or waivers from its Code of Business Conduct (to the extent applicable to the Company's chief executive officer or principal financial officer) at this location on its Web site, and such amendments to or waivers from the Code will be disclosed in the next periodic report required to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth compensation information for the Chief Executive Officer of Penton (Mr. Kemp served as Chief Executive Officer until June of 2004; Mr. Nussbaum served as Chief Executive Officer for the remainder of 2004) and for each of Penton's two most highly compensated other executive officers during 2004 who were serving at the end of 2004.

                                                                LONG-TERM COMPENSATION
                                                                        AWARDS
                                                               -------------------------
                                                               RESTRICTED     SECURITIES
                                       ANNUAL COMPENSATION       STOCK        UNDERLYING    ALL OTHER
                                     -----------------------    AWARD(S)       OPTIONS       COMPEN-
NAME AND PRINCIPAL POSITION   YEAR   SALARY ($)   BONUS ($)      ($)(2)          (#)       SATION ($)
---------------------------   ----   ----------   ----------   ----------     ----------   -----------
Thomas L. Kemp..............  2004     355,000            --      463,235           --        5,028(3)
Chief Executive Officer(4)    2003     600,000       150,000       66,600      100,000        9,725
                              2002     577,500(1)     50,000    1,653,774           --        3,739
David B. Nussbaum...........  2004     417,500     1,759,027      151,500       70,000        3,534(3)
Chief Executive Officer(5)    2003     410,000        50,364       22,200       50,000        2,696
                              2002     410,000        30,000      436,043           --        2,966
Darrell C. Denny............  2004     333,125       205,256       26,250       25,000        6,416(3)
President, Lifestyle Media    2003     325,000        81,560        3,922       25,000        5,172
and IT Media Groups           2002     312,813(1)     92,350      108,698           --        5,089
Preston L. Vice.............  2004     225,000       109,163       69,375       30,000        1,323(3)
Chief Financial Officer and   2003     225,000        16,765       13,305           --        1,851
Secretary                     2002     192,500(1)     27,000      373,718           --        1,310

---------------

(1) Each of Messrs. Kemp, Denny and Vice voluntarily agreed to a 5% reduction to his 2002 base salary compared to his 2001 base salary, which reduction was effective from April 1, 2002 until December 31, 2002.

(2) Includes Deferred Shares issued in 2002, 2003 and 2004 and Series M Preferred Stock awarded to Messrs. Nussbaum, Denny and Vice in 2004.

    Deferred shares awarded: Mr. Kemp, 211,480; Mr. Nussbaum, 55,760; Mr. Denny, 13,900; and Mr. Vice, 47,790, shares awarded in 2002; Mr. Kemp, 180,000; Mr. Nussbaum, 60,000; Mr. Denny, 10,600; and Mr. Vice 35,960, shares awarded in 2003; and Mr. Kemp, 514,706; Mr. Nussbaum, 135,000; Mr. Denny, 25,000; and
    Mr. Vice, 75,000, shares awarded in 2004, each having a one-year deferral period in the case of Messrs. Nussbaum, Denny and Vice; provided, however, that each such award of deferred shares will become nonforfeitable with respect to 25% of the award on each three-month anniversary of the date of grant and in the case of Mr. Kemp having a deferral period of six months. Deferral periods are subject to acceleration in the event of death, permanent disability, retirement upon reaching age 65, termination without cause, termination for good reason or upon a change of control of Penton. These numbers are based on the value of Penton's common stock as of the date of grant. As of December 31, 2004, the value of the deferred shares awarded in 2002 was $19,033 to Mr. Kemp; $5,018 to Mr. Nussbaum; $1,251 to Mr. Denny; and $4,301 to Mr. Vice. As of December 31, 2004, the value of the deferred shares awarded in 2003 was $16,200 to Mr. Kemp; $5,400 to Mr. Nussbaum; $954 to Mr. Denny; and $3,236 to Mr. Vice. As of December 31, 2004, the value of the deferred shares awarded in 2004 was $46,324 to Mr. Kemp; $12,150 to Mr. Nussbaum; $2,250 to Mr. Denny; and $6,750 to Mr. Vice. The deferred shares do not provide for dividend equivalents or voting rights.

    Series M Preferred Stock awarded: Mr. Nussbaum, 30,000; Mr. Denny, 3,750; and Mr. Vice 1,875 shares awarded in 2004. On September 13, 2004, the Company filed a Certificate of Designations for a new series of preferred stock, $0.01 par value (the "Series M Preferred Stock") with the Secretary of State for the State of Delaware. The Board of Directors of the Company created the Series M Preferred Stock for issuance to certain officers of the Company as a long-term incentive plan to incentivize management by giving them an equity stake in the performance of the Company. The Series M Preferred Stock is limited to 150,000 shares, of which 60,375 shares were issued on September 13, 2004. Among other rights and provisions, the Series M Preferred Stock provides that the holder of each share will receive a cash distribution upon any liquidation, dissolution, winding-up or change of control of the Company. The amount of such distribution is first a percentage of what the holders of Series C Preferred Stock and second a percentage of what the holders of the Company's common stock would receive upon such liquidation, dissolution, winding-up or change of control.

(3) For term life and long-term disability insurance provided by Penton during the year.

(4) Mr. Kemp resigned from the Company effective June 30, 2004. See "Separation Agreement with Mr. Kemp" below.

(5) Mr. Nussbaum has served as the Chief Executive Officer since June 18, 2004.

STOCK OPTION GRANTS DURING YEAR

     The following table sets forth information with respect to stock options granted during 2004 to executive officers named in the Summary Compensation Table.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                      POTENTIAL REALIZABLE
                                              INDIVIDUAL GRANTS                         VALUE AT ASSUMED
                           --------------------------------------------------------     ANNUAL RATES OF
                             NUMBER OF       % OF TOTAL                                   STOCK PRICE
                             SECURITIES       OPTIONS      EXERCISE OR                  APPRECIATION FOR
                             UNDERLYING      GRANTED TO       BASE                       OPTION TERM(1)
                              OPTIONS       EMPLOYEES IN      PRICE      EXPIRATION   --------------------
NAME                       GRANTED (#)(2)   FISCAL YEAR      ($/SH)         DATE       5% ($)     10% ($)
----                       --------------   ------------   -----------   ----------   --------   ---------
Thomas L. Kemp...........          --             --             --                        --          --
David B. Nussbaum........      70,000           14.8          $0.90        2/3/14     $39,900    $100,100
Darrell C. Denny.........      25,000            5.3          $0.90        2/3/14     $14,250    $ 35,750
Preston L. Vice..........      30,000            6.3          $0.90        2/3/14     $17,100    $ 42,900

---------------

(1) The assumed annual rates of appreciation in the price of common stock are in accordance with rules of the Securities and Exchange Commission and are not predictions of future market prices of the common stock nor of the actual values the named executive officers will realize. In order for such annual rates of appreciation to be realized over the 10-year term of the options, the market price of the common stock would have to increase to $1.47/share (5%) or $2.33/share (10%) during that term. In such event, and assuming corresponding annual rates of increase for the market price of common stock, the market value of all currently outstanding shares of common stock would have increased by approximately $50,697,172 (5%) or $80,356,742 (10%) during that 10-year term.

(2) Consists of non-qualified options to purchase common stock granted under the Equity Incentive Plan at an exercise price equal to the closing price of the common stock on the date of grant, February 3, 2004. Each option becomes fully exercisable on the third anniversary of the date of grant, subject to full or partial acceleration in the event of earlier termination of employment (full acceleration if earlier termination is on account of death, permanent disability, retirement upon or after reaching age 65 or upon a change of control of Penton; partial acceleration in increments of 33 1/3% each year commencing one year after the date of grant if termination is for any other reason other than for "cause").

OPTION EXERCISES AND YEAR-END VALUES

     The following table sets forth information with respect to exercises of options during 2004 by the executive officers named in the Summary Compensation Table and the values of unexercised options held by them as of December 31, 2004.

         AGGREGATED OPTION EXERCISES IN 2004 AND YEAR-END OPTION VALUES

                                                         NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                           SHARES                       UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                         ACQUIRED ON                    OPTIONS AT YEAR-END (#)           AT YEAR-END ($)
                          EXERCISE        VALUE       ---------------------------   ---------------------------
NAME                         (#)       REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                     -----------   ------------   -----------   -------------   -----------   -------------
Thomas L. Kemp.........       --             --         100,000             --           --             --
David B. Nussbaum......       --             --         133,500        120,000           --             --
Darrell C. Denny.......       --             --          55,000         50,000           --             --
Preston L. Vice........       --             --          45,000         30,000           --             --

BOARD COMPENSATION

     Compensation of non-employee directors consists of an annual retainer of $20,000, plus $3,000 for each Board meeting attended in person, $1,000 for each Board meeting attended by telephone and $1,000 for each Board committee meeting attended, except that only $500 is paid for attending a committee meeting held on the same day as a Board meeting. The Chairman of the Audit Review Committee is paid an additional $5,000 per year. Ms. Craven, Ms. Garber and Mr. Yudkoff and employee directors are not compensated by the Company for serving as directors.

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

EMPLOYMENT AGREEMENT WITH MR. KEMP

     During his service as Chief Executive Officer of Penton from January 1, 2004 through June 30, 2004, Mr. Kemp had an employment agreement with Penton.

     Mr. Kemp's agreement provided for participation in Penton's Supplemental Executive Retirement Plan. Effective December 31, 2003, the Supplemental Executive Retirement Plan was frozen and all participants ceased to accrue benefits under the plan on such date. The agreement also provided for supplementary life insurance in an amount equal to one and one-half times Mr. Kemp's salary and supplementary long-term disability coverage that provided for a maximum monthly benefit (when combined with Penton's base long-term disability plan) of $18,333 per month.

     In addition, the agreement provided for additional supplementary life and long-term disability insurance coverage that would provide benefits, in the event of Mr. Kemp's covered death or disability, in the amount of $4,000,000, payable in a single lump sum.

     The employment agreement for Mr. Kemp provided for a payment to him in an amount equal to the total of all income taxes imposed on him as a result of (a) the provision of the life insurance and the long-term disability coverage, (b) imputed income to him with respect to the Senior Executive Loan Program and (c) such payment. The employment agreement for Mr. Kemp also provided for a payment to him in an amount equal to the total of all income taxes imposed on him as a result of (a)(i) the issuance to him of the deferred shares granted to him on April 23, 2002, on an accelerated basis following a change of control, his death or permanent disability, a termination without cause, a termination by him for good reason or involuntary retirement or (ii) any other issuance of the deferred shares if a change of control occurred prior to the payment in full of amounts due under the Senior Executive Loan Program and (b) such payment.

     The employment agreement for Mr. Kemp further entitled him to receive a payment in the event that the excise tax under Section 4999 of the Internal Revenue Code applied to the issuance of the deferred shares or the payment described in the preceding paragraph and the sum of (a) the value of the deferred shares (reduced by such excise tax) plus (b) the value of the shares purchased by him pursuant to the Senior Executive Loan Program plus (c) the proceeds of any life insurance or long-term disability coverage ((a), (b) and (c), the "Loan Payments") was less than the amount due and owing under the Senior Executive Loan Program at the time of the change of control (the "Change of Control Loan Balance"). In that event, the payment referred to in the preceding sentence would have been in an amount equal to the sum of (x) the lesser of (1) the difference between the Change of Control Loan Balance and the Loan Payments or (2) 20% of the sum of the value of the deferred shares at the time of the change of control plus such payment plus (y) an amount, such that after payment of all taxes (including any excise tax under Code Section 4999) imposed on such payment, Mr. Kemp retained an amount equal to the Code Section 4999 excise tax imposed upon such payment.

     The agreement also provided that in the event that Mr. Kemp's employment was terminated by Penton (other than for "cause" (as defined in the agreement) or by reason of his death, disability or retirement) or by him for "good reason" (as defined in the agreement), Mr. Kemp would have been entitled to receive certain severance benefits.

     Upon the occurrence of the events described in the preceding paragraph, Mr. Kemp would have been entitled to receive (a) any accrued but unpaid salary and expense reimbursement and (b) his salary (as in effect at the time of termination or, if higher, as in effect as of the most recent extension of the employment period) for a period of three years following the date of his termination of employment. In addition, in the event that the employment of Mr. Kemp was terminated by Penton other than for cause or by Mr. Kemp for good reason within the two-year period following a "change of control," he would have been entitled to receive a payment (payable, at his option, in a lump sum) equal to (i) Mr. Kemp's target bonus for the year in which the termination occurred or, if higher, his target bonus for the preceding year or the year in which the change of control occurred and (ii) if his employment was terminated after July 1 of the then-current year, a pro-rated portion of his target bonus for the year in which the termination occurred or, if higher, a pro-rated portion of his target bonus for the preceding year or the year in which the change of control occurred. Mr. Kemp would also have been entitled to the continuation of certain additional benefits (e.g., medical insurance).

     Payments and benefits under the employment agreement were subject to reduction in order to avoid the application of the excise tax on "excess parachute payments" under the Internal Revenue Code, but only if the reduction would increase the net after-tax amount received by him.

     The agreement included non-competition, non-solicitation and confidentiality obligations on the part of Mr. Kemp, which survived its termination.

SEPARATION AGREEMENT WITH MR. KEMP

     On March 24, 2004, the Company announced that Mr. Kemp would be leaving the Company. Mr. Kemp's employment was terminated effective June 30, 2004, and on July 1, 2004, Mr. Kemp and the Company signed a Separation Agreement and General Release agreement. Mr. Kemp's separation agreement provides for the following: (1) a lump-sum payment of approximately $2.3 million, of which $0.8 million has been placed in escrow, (included in this payment is severance of approximately $1.8 million per Mr. Kemp's employment agreement; $0.3 million related to performance units granted on May 22, 2003; and $0.2 million related to the settlement of Mr. Kemp's accrued supplemental executive retirement plan obligation); (2) the accelerated vesting of 100,000 stock options granted to Mr. Kemp prior to his termination making them immediately exercisable; (3) the immediate vesting of 125,000 performance shares in accordance with the terms of his performance share agreement dated February 5, 2002; (4) the immediate vesting of restricted stock units granted to Mr. Kemp under Penton's Management Stock Purchase Plan; (5) continued participation for Mr. Kemp and his eligible dependents in Penton's group health plan for 18 months after his termination; (6) Penton will use its reasonable best efforts to maintain term life insurance and long-term disability coverage for Mr. Kemp's benefit until the date that he has no outstanding balance under the Executive Loan Program in an amount equal to at least the total amount Mr. Kemp would be required to remit under applicable tax laws if an amount equal to the remaining outstanding balance due under the note were paid to Mr. Kemp and the payment was treated as compensation paid to an employee; and (7) each year, Penton will make a payment to Mr. Kemp in an amount equal to the total of all income taxes imposed on Mr. Kemp as a result of (a) the provision of the life insurance and long-term disability coverage and (b) such payment.

     In addition, the Board and Mr. Kemp agreed upon a number of provisions related to Mr. Kemp's outstanding executive loan balance. The underlying goal of these provisions was to mitigate any tax exposure to the Company should the loan be discharged at a future date. Specifically, $0.8 million of the lump-sum payment described above has been placed in escrow and will be returned to Mr. Kemp only if he pays off the entire loan balance by its due date. Furthermore, Mr. Kemp has granted Penton a security interest in approximately 1.1 million shares of Penton common stock. These pledged securities could be transferred to Penton's ownership under certain circumstances and used to pay down the outstanding loan balance.

     On June 28, 2004, Mr. Kemp was granted 514,706 deferred shares that vested on January 3, 2005. In return for these shares, Mr. Kemp agreed to comply with the terms of certain restrictive covenants, including a non-compete and a non-solicitation covenant.

EMPLOYMENT AGREEMENTS WITH MESSRS. NUSSBAUM, VICE AND DENNY

     The Compensation Committee approved initial employment agreements with each of Messrs. Nussbaum, Vice and Denny in 1998, 1999 and 2000, respectively. Each of these employment agreements was amended on December 11, 2001, and Mr. Nussbaum's employment agreement was further amended on June 23, 2004. The agreements are for terms currently expiring June 23, 2006, in the case of Mr. Nussbaum; August 24, 2006, in the case of Mr. Vice; and October 15, 2006, in the case of Mr. Denny; and renew automatically for an additional year on each anniversary of the effective date of the agreement (or until age 65, if earlier) unless either party thereto elects otherwise, but may be terminated by the executive with 120 days notice.

     The agreements for Messrs. Vice and Denny provide for participation in Penton's Supplemental Executive Retirement Plan. Effective December 31, 2003, the Supplemental Executive Retirement Plan was frozen and all participants ceased to accrue benefits under the plan on such date. The agreements also provide for supplementary life insurance in an amount equal to one and one-half times each executive's salary in the case of Mr. Denny and one times the executive's salary in the case of Messrs. Nussbaum and Vice and supplementary long-term disability coverage that provides for a maximum monthly benefit (when combined with Penton's base long-term disability plan) of $18,333 per month for Messrs. Nussbaum and Denny and $10,000 per month in the case of Mr. Vice.

     In addition, the agreements provide for additional supplementary life and long-term disability insurance coverage for Messrs. Vice and Denny that would provide benefits, in the event of the executive's covered death or disability, in the amount of $900,000 for Mr. Vice; and $270,000 for Mr. Denny, each payable in a single lump sum. In the event the life or long-term disability insurance coverage described in the preceding sentence cannot be procured or maintained, Penton will pay the benefit from its own funds.

     The employment agreements for Messrs. Vice and Denny provide for a payment to each executive in an amount equal to the total of all income taxes imposed on the executive as a result of (a) the provision of the life insurance and the long-term disability coverage, (b) imputed income to the executive with respect to the Senior Executive Loan Program and (c) such payment.

     The employment agreements for Messrs. Vice and Denny also provide for a payment to each executive in an amount equal to the total of all income taxes imposed on the executive as a result of (a)(i) the issuance to the executive of the deferred shares granted to the executive on April 23, 2002, on an accelerated basis following a change of control, the executive's death or permanent disability, a termination without cause, a termination by the executive for "good reason" (as defined in the agreements and as described below) or involuntary retirement or (ii) any other issuance of the deferred shares if a change of control occurs prior to the payment in full of amounts due under the Senior Executive Loan Program and (b) such payment.

     The employment agreements for Messrs. Vice and Denny further entitle the executive to receive a payment in the event that the excise tax under Section 4999 of the Internal Revenue Code applies to the issuance of the deferred shares or the payment described in the preceding paragraph and the sum of (a) the value of the deferred shares (reduced by such excise tax) plus (b) the value of the shares purchased by the executive pursuant to the Senior Executive Loan Program plus (c) the proceeds of any life insurance or long-term disability coverage ((a), (b) and (c), the "Loan Payments") is less than the amount due and owing under the Senior Executive Loan Program at the time of the change of control (the "Change of Control Loan Balance"). In that event, the payment referred to in the preceding sentence will be in an amount equal to the sum of (x) the lesser of (1) the difference between the Change of Control Loan Balance and the Loan Payments or (2) 20% of the sum of the value of the deferred shares at the time of the change of control plus such payment, plus (y) an amount, such that after payment of all taxes (including any excise tax under Code Section 4999) imposed on such payment, the executives retain an amount equal to the Code
Section 4999 excise tax imposed upon such payment.

     The agreements also provide that in the event the executive's employment is terminated by Penton (other than for "cause" (as defined in the agreements) or by reason of his death, disability or retirement) or by the executive for good reason, the executive will be entitled to receive certain severance benefits.

     In the case of Mr. Nussbaum, he is entitled to receive (a) any accrued but unpaid salary and expense reimbursement; (b) his salary (as in effect at the time of termination or, if higher, as in effect as of the most recent extension of the employment period) for a period of 12 months after termination of employment; and (c) a lump sum payment equal to his target bonus.

     In the case of Messrs. Vice and Denny, each such executive is entitled to receive (a) any accrued but unpaid salary and expense reimbursement and (b) his salary (as in effect at the time of termination or, if higher, as in effect as of the most recent extension of the employment period) for a period of two years following the date of his termination of employment. In addition, in the event that the employment of Messrs. Vice or Denny is terminated by Penton other than for cause or by the executive for good reason within the two-year period following a "change of control," each such executive will be entitled to receive a payment (payable, at the executive's option, in a lump sum) equal to his target bonus for the year in which the termination occurs or, if higher, the executive's target bonus for the preceding year or the year in which the change of control occurs. All executives party to such agreements are also entitled to the continuation of certain additional benefits (e.g., medical insurance).

     Payments and benefits under the employment agreements are subject to reduction in order to avoid the application of the excise tax on "excess parachute payments" under the Internal Revenue Code, but only if the reduction would increase the net after-tax amount received by the executive.

     The transactions that are deemed to result in a change of control for the purposes of these agreements include: (a) any person (with certain exceptions as described in the agreements) becoming the beneficial owner of 40% or more of the voting stock of Penton; (b) individuals who, as of the date of the agreements, constitute the Board of Directors (the "Incumbent Board") cease for any reason (other than death or disability) to constitute at least a majority of the Board of Directors (provided that any individual who becomes a director subsequent to the date of the agreements whose appointment or election is approved by a majority of the Incumbent Board is considered to be a member of the Incumbent Board); (c) a merger or consolidation with, or sale of all of or substantially all of Penton's assets to another entity, as a result of which less than a majority of the voting shares of the surviving entity are owned by former stockholders of Penton; and (d) approval by the stockholders of Penton of a complete liquidation or dissolution of Penton. "Good reason" for termination of employment by the executive includes reduction in salary, the failure by Penton to extend the executive's employment under the agreement or a breach by Penton of the terms of the agreement and, in the case of Mr. Nussbaum, a change of control.

     Each agreement includes non-competition, non-solicitation and confidentiality obligations on the part of the executive, which survive its termination.

PLANS AND ARRANGEMENTS

Retirement Plan

     Participants in the Penton Media, Inc. Retirement Plan consist of a majority of the full-time employees of Penton and its subsidiaries in the United States, including the executive officers. The plan is fully paid for by Penton, and employees become fully vested after five years of service. The annual benefit payable to an employee under the plan upon retirement, computed as a straight life annuity amount, equals the sum of the separate amounts the employee accrues for each of his years of service under the plan. Such separate amounts are determined as follows: for each year through 1988, 1.2% of such year's compensation up to the Social Security wage base for such year and 1.85% (2.0% for years after 1986) of such year's compensation above such wage base; for each year after 1988 through the year in which the employee reaches 35 years of service, 1.2% of such year's "covered compensation" and 1.85% of such year's compensation above such "covered compensation;" and for each year thereafter, 1.2% of such year's compensation. Years of service and compensation with Pittway Corporation prior to Penton's spinoff from Pittway in August of 1998 are taken into account under the plan. The employee's compensation under the plan for any year includes all salary (before any election under Pittway's or Penton's salary reduction plan or cafeteria plan), commissions and overtime pay and, beginning in 1989, bonuses, subject to such year's limit applicable to tax-qualified retirement plans ($160,000 for 1999, $170,000 for 2000 and 2001, and $200,000
each year thereafter). The employee's "covered compensation" under the plan for any year is generally the average, computed as of such year, of the Social Security wage bases for each of the 35 years preceding the employee's Social Security retirement age, assuming that such year's Social Security wage base will not change in the future. Normal retirement age under the plan is age 65, and reduced benefits are available as early as age 55. Benefits are not subject to reduction for Social Security benefits or other offset amounts.

     Effective December 31, 2003, the plan was frozen and participants in the plan ceased to accrue benefits under the plan as of such date. Estimated annual benefits payable under the plan upon retirement at normal retirement age for the following persons (assuming 1999 compensation at $160,000, 2000 and 2001 compensation at $170,000 and 2002 and 2003 compensation at $200,000) are $19,621 for Mr. Kemp; $14,229 for Mr. Nussbaum; $6,369 for Mr. Denny and $52,342 for Mr. Vice.

Supplemental Executive Retirement Plan

     Messrs. Kemp, Denny, Nussbaum and Vice participate in Penton's Supplemental Executive Retirement Plan, which is not tax-qualified. The annual benefit payable to a participant under the plan at age 65, computed as a straight life annuity amount, equals the sum of the separate amounts the participant accrues for each of his years of service after September 3, 1996, for Mr. Kemp; September 8, 1998, for Mr. Nussbaum; October 16, 2000, for Mr. Denny; and February 15, 1974, for Mr. Vice. Years of service and compensation with Pittway are taken into account. The separate amount for each such year is 1.85% of that portion of the participant's salary and annual discretionary cash bonus, if any, for such year (before any election under Pittway's or Penton's salary reduction plan, and including any portion of such bonus taken in the form of Deferred Shares Awards) in excess of the limit applicable that year to the compensation that may be taken into account under tax-qualified retirement plans ($160,000 in 1999, $170,000 in 2000 and 2001 and $200,000
in 2002 and 2003) but less than $500,000. Benefits are not subject to reduction for Social Security benefits or other offset amounts. Accrued benefits are subject to forfeiture in certain events. Effective December 31, 2003, the plan was frozen and participants in the plan ceased to accrue benefits under the plan as of such date. Estimated annual benefits payable under the plan upon retirement at age 65 for the following persons are $27,300 for Mr. Nussbaum; $10,564 for Mr. Denny and $11,421 for Mr. Vice.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the individuals who served as members of the Compensation Committee of the Board of Directors in 2004 was or has been an officer or employee of Penton or engaged in transactions with Penton (other than in his capacity as director).

     None of Penton's executive officers serves as a director or member of the compensation committee of another entity, one of whose executive officers serves as a member of the Compensation Committee or a director of Penton.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of Penton's common stock and preferred stock as of March 31, 2005 by
(a) the persons known by Penton to be the beneficial owners of more than 5% of the outstanding shares of common stock, (b) each director, and nominee for director, of Penton, (c) each of the executive officers of Penton listed in the Summary Compensation Table, and (d) all directors, nominees and executive officers of Penton as a group. The information set forth in the table as to directors, nominees and executive officers is based upon information furnished to Penton by them in connection with the preparation of this Proxy Statement. Except where otherwise indicated, the mailing address of each of the stockholders named in the table is: c/o Penton Media, Inc., 1300 East Ninth Street, Cleveland, Ohio 44114-1503.

                                                                                       PERCENT OF
                                                                                   OUTSTANDING SHARES
                                                           NUMBER OF SHARES OF         OF COMMON
NAME                                                         COMMON STOCK(1)            STOCK(2)
----                                                       -------------------     ------------------
ABRY Mezzanine Partners, L.P.(3).........................       5,923,845(4)(5)          14.66%
  c/o ABRY Partners, LLC
  111 Huntington Avenue, 30th Floor
  Boston, Massachusetts 02199
ABACUS Fund Partners, LP.................................         986,343(5)(6)           2.78%
  ABACUS Fund, Ltd.
  c/o Paradigm Ltd.
  P. O. Box 2834
  Hamilton, HMLX
  Bermuda
Mario J. Gabelli, et al.(7)..............................       4,770,434                13.83%
  One Corporate Center
  Rye, New York 10580
R. Douglas Greene(8).....................................       2,505,416(9)              7.26%
  c/o New Hope Group LLC
  600 Linden Ave.
  Boulder, Colorado 80304
Sandler Capital Management(10)...........................       2,961,509(5)(11)          7.91%
  711 Fifth Avenue, 15th Floor
  New York, New York 10022
Hannah C. Craven(12).....................................       2,961,509                 7.91%
Darrell C. Denny.........................................         137,203(13)                *
Peni A. Garber(14).......................................       5,923,845                14.66%

                                                                                       PERCENT OF
                                                                                   OUTSTANDING SHARES
                                                           NUMBER OF SHARES OF         OF COMMON
NAME                                                         COMMON STOCK(1)            STOCK(2)
----                                                       -------------------     ------------------
Vincent D. Kelly.........................................              --                    *
David B. Nussbaum........................................         156,992(15)                *
Perry A. Sook............................................              --                    *
Preston L. Vice..........................................         246,488(16)                *
Royce Yudkoff(14)........................................       5,923,845                14.66%
All Directors and Executive Officers as a Group (9
  persons)...............................................      11,931,453(17)            27.35%

---------------

  *  Less than one percent

 (1) Except as otherwise indicated below, beneficial ownership means the sole power to vote and dispose of shares.

 (2) Calculated using 34,487,872 the number of shares of common stock outstanding as of March 31, 2005. This number excludes the number of shares of common stock (a) into which the outstanding Series C preferred stock is convertible, (b) for which the outstanding warrants are exercisable and (c) for which any options to purchase common stock held by directors and executive officers are exercisable.

 (3) The information as to ABRY Mezzanine Partners, L.P. ("ABRY") and entities controlled directly or indirectly by ABRY is derived in part from Schedule 13D, as filed with the Securities and Exchange Commission on March 28, 2002, statements required to be filed by ABRY pursuant to Section 16(a) of the Exchange Act, and information furnished to Penton separately by ABRY.

 (4) ABRY does not currently own any shares of common stock. This number represents the number of shares of common stock ABRY would be entitled to receive upon conversion of its preferred stock and exercise of its warrants to purchase common stock. ABRY and its affiliated entities currently own 30,000 shares of preferred stock convertible, as of March 31, 2005, into approximately 4,963,845 shares of common stock and warrants to purchase an aggregate of 960,000 shares of common stock.

 (5) This number reflects the total number of shares of common stock such holder is entitled to receive upon conversion of its preferred stock and exercise of the related warrants. The number of shares into which a share of preferred stock is convertible is calculated by dividing its current liquidation preference by the conversion price of $7.61. The liquidation preference is the sum of the liquidation value of the preferred stock, currently $1,000, plus any accrued dividends. Currently, dividends compound and accrue daily. Consequently, the number of shares into which the preferred stock is convertible increases daily. So long as any of Penton's 10 3/8% senior subordinated notes due 2011 and 11 7/8% senior secured notes due 2007 remain outstanding, the number of shares of common stock that each of ABRY and its affiliated entities, ABACUS Fund Partners, LP, ABACUS Fund, Ltd. and Sandler Capital Management and its affiliated entities are entitled to receive pursuant to the conversion of their preferred stock and exercise of the warrants is limited by the terms of the Certificate of Designations governing the preferred stock and warrant agreements, respectively, to prevent any holder or group of holders of preferred stock or warrants from becoming the beneficial owner of more than 35% of the aggregate votes of the outstanding capital stock of Penton entitled to vote in the election of directors. Currently, no holder of preferred stock is limited by this provision.

 (6) ABACUS Fund Partners, LP and ABACUS Fund, Ltd. do not currently own any shares of common stock. This number represents the number of shares of common stock they would be entitled to receive upon conversion of their preferred stock and exercise of their warrants to purchase common stock. They currently own 5,000 shares of preferred stock convertible, as of March 31, 2005, into approximately 826,343 shares of common stock and warrants to purchase an aggregate of 160,000 shares of common stock.

 (7) The information as to Mario J. Gabelli and entities controlled directly or indirectly by Mr. Gabelli is derived from Schedule 13D/A, as filed with the Securities and Exchange Commission on January 27, 2005, and statements required to be filed by Mr. Gabelli and entities controlled directly or indirectly by

     Mr. Gabelli pursuant to Section 16(a) of the Exchange Act. Such statement discloses that (a) Mr. Gabelli is the chief investment officer for each of the entities signing such statements and is deemed to have beneficial ownership of the shares beneficially owned by all such entities, (b) Mr. Gabelli and such entities do not admit that they constitute a group within the meaning of Section 13(d) of the Exchange Act and the rules and regulations thereunder, and (c) with respect to Penton common stock, Mr. Gabelli and such entities have the sole power to vote and dispose of all the shares of which they are beneficial owners, unless the aggregate voting interest of all such entities exceeds 25% of Penton's total voting interest or other special circumstances exist, in which case the proxy voting committees of certain of such entities would have the sole power to vote certain shares of Penton common stock except 93,383 shares of Penton's common stock as to which they have no voting power.

 (8) The information as to Mr. Greene is derived in part from Schedule 13D, as filed with the Securities and Exchange Commission on June 21, 1999, statements required to be filed by Mr. Greene pursuant to Section 16(a) of the Exchange Act, and information furnished to Penton separately by Mr. Greene. Mr. Greene has indirect beneficial ownership of the common stock under Rule 13d-3 of the Securities Exchange Act of 1934 through New Hope Group, LLC, a Colorado corporation and Greene Investments LLC, a Colorado corporation. Mr. Greene is the chief executive officer, sole director and sole shareholder of both New Hope Group, LLC and Greene Investments LLC. Mr. Greene is a director of Penton.

 (9) Includes 11,166 shares subject to options currently exercisable or exercisable within 60 days of March 31, 2005.

(10) The information as to Sandler Capital Management and entities controlled directly or indirectly by Sandler is derived in part from Schedule 13D, as filed with the Securities and Exchange Commission on March 28, 2002, and information furnished to Penton separately by Sandler.

(11) Sandler does not currently own any shares of common stock. This number represents the number of shares of common stock Sandler would be entitled to receive upon conversion of its preferred stock and exercise of its warrants to purchase common stock. Sandler and its affiliated entities currently own 15,000 shares of preferred stock convertible, as of March 31, 2005, into approximately 2,481,510 shares of common stock and warrants to purchase an aggregate of 480,000 shares of common stock.

(12) Ms. Craven may be deemed to beneficially own the stock beneficially owned by Sandler and its affiliated entities because of her relationship with Sandler and its affiliated entities and because she was appointed to Penton's Board of Directors at the request of Sandler. Ms. Craven disclaims any beneficial ownership of the shares of stock owned by Sandler and its affiliates.

(13) Includes 55,000 shares subject to options currently exercisable or exercisable within 60 days of March 31, 2005.

(14) Ms. Garber and Mr. Yudkoff may be deemed to beneficially own the stock beneficially owned by ABRY and its affiliated entities because of their relationship with ABRY and its affiliated entities and because they were appointed to Penton's Board of Directors at the request of ABRY. Ms. Garber and Mr. Yudkoff disclaim any beneficial ownership of the shares of stock owned by ABRY and its affiliates.

(15) Includes 133,500 shares subject to options currently exercisable or exercisable within 60 days of March 31, 2005.

(16) Includes 45,000 shares subject to options currently exercisable or exercisable within 60 days of March 31, 2005.

(17) Includes the 5,923,845 shares of common stock that may be deemed to be beneficially owned by Ms. Garber and Mr. Yudkoff, the 2,961,509 shares of common stock that may be deemed to be beneficially owned by Ms. Craven and 244,666 shares subject to options currently held by directors and executive officers exercisable or exercisable within 60 days of March 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

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

     The following table summarizes information about these plans as of December 31, 2004. All outstanding awards relate to our common stock.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                           NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE FOR
                          NUMBER OF SECURITIES TO BE         WEIGHTED-AVERAGE          FUTURE ISSUANCE UNDER EQUITY
                           ISSUED UPON EXERCISE OF     EXERCISE PRICE OF OUTSTANDING        COMPENSATION PLANS
                             OUTSTANDING OPTIONS,          OPTIONS, WARRANTS AND          (EXCLUDING SECURITIES
                             WARRANTS AND RIGHTS                  RIGHTS                 REFLECTED IN COLUMN (A))
PLAN CATEGORY                        (A)                            (B)                            (C)
-------------             --------------------------   -----------------------------   ----------------------------
Equity compensation
  plans approved by
  security holders......          1,432,675(1)                     $5.85                        2,290,613(2)
Equity compensation
  plans not approved by
  security holders......                 --                           --                               --
                                  ---------                        -----                        ---------
Total...................          1,432,675                        $5.85                        2,290,613

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 2000, Penton adopted the Senior Executive Loan Program pursuant to which certain executives purchased common stock from the Company in exchange for a promissory note. The maximum amount of indebtedness that was outstanding under this loan program since January 1, 2004 was $3,985,635 for Mr. Kemp; $1,062,623 for Mr. Nussbaum; $895,902 for Mr. Vice; and $264,958 for Mr. Denny. In the case of Messrs. Kemp, Vice and Denny, these amounts also represent the outstanding balances as of March 31, 2005. Mr. Nussbaum repaid the outstanding balance of his promissory note in June 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth the aggregate fees paid to PricewaterhouseCoopers LLP for audit services rendered in connection with the consolidated financial statements and reports for 2004 and 2003 and for other services rendered during 2004 and 2003 on behalf of the Company and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services (in thousands):

                                                              2004   2003
                                                              ----   ----
Audit fees..................................................  $751   $433
Audit related fees..........................................   171    209
Tax fees....................................................    51     81
All other fees..............................................    --    216
                                                              ----   ----
  Total.....................................................  $973   $939
                                                              ====   ====

AUDIT FEES

     Consists of fees billed for professional services rendered for the audit of the Company's year-end consolidated financial statements and the reviews of interim financial statements in the Company's Form 10-Q reports.

AUDIT-RELATED FEES

     Consists of fees billed for services related to employee benefit plan audits and consultations concerning financial accounting and reporting standards.

TAX FEES

     Tax fees represent fees for tax compliance, tax consulting and tax planning.

ALL OTHER FEES

     Consists of fees for a process improvement project completed in 2004 and for other miscellaneous services not reported above.

AUDIT PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

     The Audit Committee pre-approves all audit and permissible non-audit services provided by PricewaterhouseCoopers LLP. These services may include audit services, audit-related services, tax services and other services.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this Report.

1.  FINANCIAL STATEMENTS

     The following documents are filed as part of this Report:

        Report of Independent Registered Public Accounting Firm.

        Consolidated Balance Sheets at December 31, 2004 and 2003.

        Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002.

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

        Consolidated Statements of Stockholders' Equity (Deficit) and of Comprehensive Loss for the Years Ended December 31, 2004, 2003 and 2002.

        Notes to Consolidated Financial Statements.

2.  FINANCIAL STATEMENT SCHEDULE

     The following financial statement schedule of Penton Media, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Penton Media, Inc. See Note 2 -- Restatement in the notes to consolidated financial statements included herein.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                     BALANCE AT                             BALANCE AT
                                                     BEGINNING    CHARGES TO                  END OF
                                                      OF YEAR      EXPENSE     DEDUCTIONS      YEAR
                                                     ----------   ----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Future Income Tax Benefits -- Valuation Allowance:
2004 -- Valuation allowance........................   $72,129      $33,878      $    --      $106,007
2003 -- Valuation allowance (as restated)..........   $46,366      $25,763      $    --      $ 72,129
2002 -- Valuation allowance (as restated)..........   $ 1,779      $46,117      $(1,530)     $ 46,366

     Financial statement schedules not listed above have been omitted because required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

3.  EXHIBITS

 3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Form 10-Q on August 14, 2002, and incorporated herein by reference).
 3.2    Certificate of Designations, Preferences and Rights of
        Series M Preferred Stock of Penton Media, Inc. (filed as
        Exhibit 3.1 to the Company's Form 8-K on September 13, 2004, and incorporated herein by reference).
 3.3    Certificate of Designations, Preferences and Rights of
        Series C Convertible Preferred Stock of Penton Media, Inc.
        (filed as Exhibit 3.1 to the Company's Form 8-K on September
        13, 2004, and incorporated herein by reference).
 3.4    Amended and Restated Bylaws (filed as Exhibit 3.3 to the
        Company's Form 10-Q on August 14, 2002, and incorporated herein by reference).
 4.1    Indenture, dated as of March 28, 2002, by and among Penton
        Media, Inc., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (filed as Exhibit
        4.1 to the Company's Form S-4 on June 26, 2002, and incorporated herein by reference).

 4.2 Pledge and Security Agreement, dated as of March 28, 2002, by and among Penton Media, Inc., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee
        (filed as Exhibit 4.3 to the Company's Form S-4 on June 26,
        2002, and incorporated herein by reference).
 4.3 Intercreditor Agreement, dated as of March 28, 2002, by and between U.S. Bank National Association and The Bank of New
        York (filed as Exhibit 4.4 to the Company's Form S-4 on June
        26, 2002, and incorporated herein by reference).
 4.4 Form of Warrants to purchase common stock of Penton Media, Inc. (filed as Exhibit 4.1 to the Company's Form 8-K on
        March 19, 2002, and incorporated herein by reference).
 4.5    Indenture, dated as of June 28, 2001, between Penton Media,
        Inc., as issuer, the Subsidiary Guarantors named herein, and The Bank of New York, as Trustee, including the form of the Company's 10.375% Senior Subordinated Notes due June 15,
        2011 attached as Exhibit A thereto (filed as Exhibit 4.1 to the Company's Form 10-Q on August 14, 2001, and incorporated herein by reference).
10.1 Amended and Restated Series B Convertible Preferred Stock and Warrant Purchase Agreement, dated as of March 18, 2002, among Penton Media, Inc. and the Investors named therein, (filed as Exhibit 10.1 to the Company's Form 8-K on March
        19, 2002, and incorporated herein by reference).
10.2    Amendment No. 1 to the Amended and Restated Series B
        Convertible Preferred Stock and Warrant Purchase Agreement
        (filed as Exhibit 10.3 to the Company's Form S-3/A on June
        4, 2002, and incorporated herein by reference).
10.3    Registration Rights Agreement (filed as Exhibit 10.2 to the
        Company's Form 8-K on March 19, 2002, and incorporated herein by reference).
10.4 Loan and Security Agreement by and among Penton Media, Inc., as borrower, and the Lenders that are signatories thereto, as the Lenders, and Wells Fargo Foothill, Inc., as the arranger and administrative agent (filed as Exhibit 10.1 to the Company's Form 8-K on August 15, 2003, and incorporated herein by reference).

            MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
10.5    Penton Media, Inc. Retirement Savings Plan (filed as Exhibit
        4.3 to the Company's Form S-8 on August 27, 1998, and incorporated herein by reference).
10.6    Penton Media, Inc. Management Stock Purchase Plan (filed as
        Exhibit 4.3 to the Company's Form S-8 on March 21, 2000, and incorporated herein by reference).
10.7    Penton Media, Inc. Amended and Restated 1998 Director Stock
        Option Plan (filed as Exhibit 10.4 to the Company's Form
        10-Q on August 14, 2001, and incorporated herein by reference).
10.8    Penton Media, Inc. Amended and Restated 1998 Equity and
        Performance Incentive Plan (filed as Exhibit 10.5 to the
        Company's Form 10-Q on August 14, 2001, and incorporated herein by reference).
10.9 Penton Media, Inc. Retirement Plan (filed as Exhibit 10.9 to the Company's Registration Statement No. 333-56877, and incorporated herein by reference).
10.10   Penton Media, Inc. Senior Executive Bonus Plan (filed as
        Exhibit 10.8 to the Company's Form 10-K on March 30, 2000, and incorporated herein by reference).
10.11   Penton Media, Inc. Supplemental Executive Retirement Plan
        (as Amended and Restated Effective as of January 1, 2000)
        (filed as Exhibit 10.9 to the Company's Form 10-K on March
        30, 2000, and incorporated herein by reference).
10.12   Amended and Restated Employment Agreement, dated June 23,
        2004, between Penton Media, Inc. and David B. Nussbaum
        (filed as Exhibit 10.3 to the Company's Form 10-Q on August
        16, 2004, and incorporated herein by reference).
10.13   Employment Agreement, dated July 16, 1998, between Penton
        Media, Inc. and David Nussbaum (filed as Exhibit 10.4 to the
        Company's Form 10-Q on November 16, 1998, and incorporated herein by reference).
10.14   Amendment to the Employment Agreement, dated December 11,
        2001, between Penton Media, Inc. and David B. Nussbaum
        (filed as Exhibit 10.12 to the Company's Form 10-K on March
        21, 2002, and incorporated herein by reference).

10.15   Separation Agreement and General Release, dated July 1,
        2004, between Penton Media, Inc. and Thomas L. Kemp (filed as Exhibit 10.1 to the Company's Form 10-Q on August 16,
        2004, and incorporated herein by reference).
10.16   Employment Agreement, dated August 24, 1999, between Penton
        Media, Inc. and Preston L. Vice (filed as Exhibit 10.17 to the Company's Form 10-K on March 30, 2000, and incorporated herein by reference).
10.17   Amendment to the Employment Agreement, dated December 11,
        2001, between Penton Media, Inc. and Preston L. Vice, (filed as Exhibit 10.17 to the Company's Form 10-K on March 21,
        2002, and incorporated herein by reference).
10.18   Employment Agreement, dated October 15, 2000, between Penton
        Media, Inc. and Darrell C. Denny (filed as Exhibit 10.18 to the Company's Form 10-K on March 30, 2000, and incorporated herein by reference).
10.19   Amendment to the Employment Agreement, dated December 11,
        2001, between Penton Media, Inc. and Darrell C. Denny (filed as Exhibit 10.18 to the Company's Form 10-K on March 21,
        2002, and incorporated herein by reference).
21      Subsidiaries of Penton Media, Inc.
23      Consent of Independent Registered Public Accounting Firm,
        PricewaterhouseCoopers LLP.
24      Powers of Attorneys.
31.1    Principal executive officer's certification pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Principal financial officer's certification pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.
32      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Exhibits

         See subsection (a)(3) above.

     (c) Financial Statement schedules

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

                                          PENTON MEDIA, INC.

                                          By: /s/ PRESTON L. VICE
                                            ------------------------------------
                                              Name: Preston L. Vice
                                            Title: Chief Financial Officer

Dated: April 15, 2005

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON APRIL 15, 2005.

                   SIGNATURE                                             TITLE
                   ---------                                             -----

             /s/ DAVID B. NUSSBAUM                 Chief Executive Officer, President and Director
------------------------------------------------   (Principal Executive Officer)
               David B. Nussbaum




              /s/ PRESTON L. VICE                  Chief Financial Officer and Secretary (Principal
------------------------------------------------   Financial and Accounting Officer)
                Preston L. Vice




                     /s/ *                         Director
------------------------------------------------
                Hannah C. Craven




                     /s/ *                         Director
------------------------------------------------
                 Peni A. Garber




                     /s/ *                         Director
------------------------------------------------
               R. Douglas Greene




                     /s/ *                         Director
------------------------------------------------
                Vincent D. Kelly




                     /s/ *                         Director
------------------------------------------------
                 Perry A. Sook




                     /s/ *                         Director
------------------------------------------------
                 Royce Yudkoff

---------------

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above named officers and directors of Penton Media, Inc. and files herewith as
  Exhibit 24 on behalf of Penton Media, Inc. and each such person.

April 15, 2005

By: /s/ PRESTON L. VICE
    ----------------------------------
    Preston L. Vice
    Attorney-in-Fact