Form 10-Q/A
period 2004-03-31
PENTON MEDIA INC
filed 2005-05-20
CIK 1062441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-14337

PENTON MEDIA, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	36-2875386

(State of Incorporation)	(I.R.S. Employer Identification No.)

1300 East Ninth Street, Cleveland, OH	44114

(Address of Principal Executive Offices)	(Zip Code)

216-696-7000

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 7, 2004).

Common Stock: 33,507,320 shares

PENTON MEDIA, INC.
Form 10-Q/A

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) to Penton Media, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (the “Form 10-Q”) includes unaudited, restated consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003, and a restated consolidated balance sheet as of December 31, 2003. The accompanying restated consolidated financial statements, including the notes thereto, have been revised to reflect the restatement adjustments related to our deferred taxes and other accounting adjustments previously identified and deemed to be immaterial.

The Company has restated, by means of its Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) filed on April 15, 2005, its consolidated balance sheet as of December 31, 2003, and consolidated statements of operations, cash flows, and shareholders’ equity (deficit) for the years ended December 31, 2003 and 2002. Quarterly financial information for 2004, 2003 and 2002 was also affected by the restatement. The restated amounts for the three months ended March 31, 2004 and the comparable interim period in 2003 are presented in this Amendment.

Refer to Note 2 – Restatement in this Amendment for further information on the restatement impact for the three months ended March 31, 2004 and 2003. Refer also to Note 2 – Restatement in the Company’s 2004 Form 10-K, for additional discussion on the nature of the restatement adjustments, the impact of the restatement adjustments on net income (loss) and the cumulative impact of the adjustments on the consolidated statement of income and consolidated balance sheet for each annual period.

This Amendment amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q to revise the disclosure contained therein in connection with the restatement.

All referenced amounts in this Amendment for prior periods and prior period comparisons reflect the balances and amounts on a restated basis, as applicable.

Except as otherwise described in Item 4 of Part I, this Amendment has not been updated for changes in events, estimates or other developments subsequent to May 17, 2004, the date of the original filing of the Form 10-Q. For a discussion of subsequent events and developments as well as revisions to prior estimates, please refer to the Company’s filings with the Securities and Exchange Commission subsequent to May 17, 2004.

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PENTON MEDIA, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, Dollars in thousands)

	Restated
	March 31,	December 31,
	2004	2003
Assets

Current assets:
Cash and cash equivalents	$30,450	$29,626
Restricted cash	193	—
Accounts receivable, less allowance for doubtful accounts of $3,282 and $3,703 in 2004 and 2003, respectively	30,669	27,170
Notes receivable	473	571
Inventories	878	875
Deferred tax asset	253	253
Prepayments, deposits and other	10,950	9,625

Total current assets	73,866	68,120

Property, plant and equipment:
Land, buildings and improvements	8,664	8,810
Machinery and equipment	47,104	46,450

	55,768	55,260
Less: accumulated depreciation	37,826	36,332

	17,942	18,928

Other assets:
Goodwill	214,411	214,411
Other intangibles, less accumulated amortization of $13,813 and $13,189 in 2004 and 2003, respectively	10,346	10,883
Other non-current assets	8,212	9,102

	232,969	234,396

	$324,777	$321,444

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, dollars in thousands, except share and per share data)

	Restated
	March 31,	December 31,
	2004	2003
Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable	$7,898	$6,402
Accrued compensation and benefits	10,090	8,458
Other accrued expenses	33,484	22,747
Unearned income, principally trade show and conference deposits	17,523	22,535

Total current liabilities	68,995	60,142

Long-term liabilities and deferred credits:
Senior secured notes, net of discount	156,946	156,915
Senior subordinated notes, net of discount	171,773	171,698
Net deferred pension credits	10,905	11,040
Deferred tax liability	17,940	17,245
Other non-current liabilities	8,597	9,270

	366,161	366,168

Commitments and contingencies

Minority interest	423	450

Mandatorily redeemable convertible preferred stock, par value $0.01 per share; 50,000 shares authorized, issued and outstanding; redeemable at $1,000 per share	60,164	54,972

Redeemable common stock, par value $0.01 per share; 4,191 shares issued and outstanding at December 31, 2003	—	2

Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 1,950,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 per share; 155,000,000 shares authorized; 33,496,070 and 33,220,877 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	333	332
Capital in excess of par value	221,432	226,355
Retained deficit	(388,777)	(382,876)
Notes receivable from officers, less reserve of $7,600 at December 31, 2003 and March 31, 2004	(1,904)	(1,897)
Accumulated other comprehensive loss	(2,050)	(2,204)

	(170,966)	(160,290)

	$324,777	$321,444

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars and shares in thousands, except per share data)

	Restated
	Three Months Ended
	March 31,
	2004	2003
Revenues	$54,467	$54,392

Operating expenses:
Editorial, production and circulation	21,381	22,353
Selling, general and administrative (including $2.4 million of executive separation costs in 2004)	24,494	23,637
Restructuring and other charges (credits)	868	(84)
Depreciation and amortization	3,021	3,726

	49,764	49,632

Operating income	4,703	4,760

Other income (expense):
Interest expense	(9,458)	(10,338)
Interest income	102	109
Other, net	(6)	(374)

	(9,362)	(10,603)

Loss from continuing operations before income taxes	(4,659)	(5,843)

Provision for income taxes	(1,243)	(4,889)

Loss from continuing operations	(5,902)	(10,732)

Discontinued operations:
Income from discontinued operations (including gain on disposal of $1.4 million in 2003), net of taxes	—	866

Net loss	(5,902)	(9,866)
Amortization of deemed dividend and accretion of preferred stock	(5,193)	(767)

Net loss applicable to common stockholders	$(11,095)	$(10,633)

Net loss per common share – basic and diluted:
Loss from continuing operations applicable to common stockholders	$(0.33)	$(0.35)
Discontinued operations, net of taxes	—	0.03

Net loss applicable to common stockholders	$(0.33)	$(0.32)

Weighted-average number of shares outstanding:
Basic and diluted	33,536	33,118

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Restated
	Three Months Ended
	March 31,
	2004	2003
Net cash provided by operating activities	$2,040	$47,265

Cash flows from investing activities:
Capital expenditures	(875)	(562)
Earnouts paid	—	(7)
Decreases in notes receivable	98	1,758
Proceeds from sale of Professional Trade Shows group	—	3,250

Net cash provided by (used for) investing activities	(777)	4,439

Cash flows from financing activities:
Repayment of senior secured credit facility	—	(4,500)
Employee stock purchase plan payments	—	(32)
Proceeds from repayment of officers loans	—	250
Decrease (increase) in restricted cash	(193)	48
Payment of financing costs	—	(97)
Decrease in book overdrafts	(220)	(494)

Net cash used for financing activities	(413)	(4,825)

Effect of exchange rate changes on cash	(26)	(17)

Net increase in cash and cash equivalents	824	46,862
Cash and cash equivalents at beginning of period	29,626	6,771

Cash and cash equivalents at end of period	$30,450	$53,633

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These financial statements have been prepared by management in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited interim consolidated financial statements should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation. These reclassifications did not change previously reported net income (loss), cash flows or stockholders’ deficit.

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” and has been determined as if Penton had accounted for its employee stock options under SFAS 123.

The weighted-average fair value of options granted during the first three months of 2004 and 2003 was $0.84 and $0.32, respectively. The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model, under the following assumptions:

	2004	2003
Risk-free interest rate	3.65%	3.62%
Dividend yield	0.00%	0.00%
Expected volatility	136.29%	104.79%
Expected life	7years	7years

Had compensation cost for Penton’s stock-based compensation plans been determined based on the fair value methodologies consistent with SFAS 123, Penton’s net loss and earnings per share for the three months ended March 31, 2004 and 2003 would have been as follows (in thousands, except per share data):

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Restated
	Three Months Ended
	March 31,
	2004	2003
Net loss applicable to common stockholders:
As reported	$(11,095)	$(10,633)
Add: Compensation expense included in net loss applicable to common stockholders, net of related tax effects	127	920
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(360)	(1,291)

Pro forma	$(11,328)	$(11,004)

Basic and diluted earnings per share:
As reported	$(0.33)	$(0.32)
Pro forma	$(0.34)	$(0.33)

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132-R”). The provisions of this statement do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS 132-R replaces SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” and adds additional disclosures. SFAS 132-R is effective for fiscal years ending after December 15, 2003. The Company adopted SFAS 132-R as of December 31, 2003 and has included all required disclosures in these consolidated financial statements.

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued which, among other things, provides guidance on identifying variable interest entities (“VIE”) and determining when assets, liabilities, non-controlling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision of FIN 46 (“FIN 46-R”), clarifying certain provisions and partially deferring the effective dates. The Company presently does not hold an interest in a variable interest entity; therefore, application of FIN 46-R has not affected the Company’s financial statements, results of operations or disclosures.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement 128, Earnings Per Share” (“EITF 03-6”). EITF 03-6 addresses the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. EITF 03-6 is effective for the quarter ended June 30, 2004 and requires the restatement of previously reported earnings per share. The Company does not expect the adoption of this Issue to have an effect on its earnings per share as the Company currently uses the two-class method for its participating securities.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – RESTATEMENT

The consolidated financial statements have been restated in order to reflect certain adjustments to Penton’s financial statements for 2004 as previously reported in Penton’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed on May 17, 2004. The restatement also affects the three month period ended March 31, 2003. All amounts are before any tax effect unless otherwise noted.

Refer to Note 2 – Restatement, in the 2004 Form 10-K for further discussion of this restatement including the adjustments recorded in annual and quarterly periods other than the first quarter of 2004 and 2003. Accordingly, this footnote discusses the restatement adjustments included in the 2004 Form 10-K related only to the three months ended March 31, 2004 and 2003.

Restatements Included in 2004 Form 10-K

The Company has restated by means of its Annual Report on Form 10-K for the year ended December 31, 2004, filed on April 15, 2005, its consolidated balance sheet as of December 31, 2003, and consolidated statement of operations, cash flows and shareholder’s deficit for the years ended December 31, 2003 and 2002. In addition, the Company’s 2004 and 2003 quarterly financial information had been restated to reflect adjustments to the Company’s previously reported financial information on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. These adjustments increased previously reported net loss by $0.7 million for the three months ended March 31, 2004. The Company intends to file amendments to its June 30, 2004 and September 30, 2004 Forms 10-Q as expeditiously as possible.

The Company performed a comprehensive review of the Company’s deferred tax assets and deferred tax liabilities and determined that certain deferred tax liabilities had been incorrectly offset against its deferred tax assets. In addition to correcting the deferred tax issue, the restatement also includes other accounting adjustments that were deemed in earlier periods to be immaterial. The corrections are further described as follows:

Deferred Tax Adjustments

The Company’s management concluded that its previously issued consolidated financial statements for the three months ended March 31, 2004 and 2003 should be restated to increase income tax expense by $0.7 million and $4.8 million, respectively, and to establish a corresponding net deferred tax liability of $17.7 million and $14.9 million for the period ended March 31, 2004 and 2003, respectively, to correct the computation of our valuation allowance for deferred tax assets over those periods.

Management reached this conclusion following a comprehensive review of the Company’s deferred tax assets and deferred tax liabilities. Under SFAS 109, taxable temporary differences related to indefinite-lived intangible assets or tax-deductible goodwill (for which reversal cannot be anticipated) should not have been offset by the Company against deductible temporary differences for other indefinite-lived intangible assets or tax-deductible goodwill when scheduling reversals of temporary differences.

Other Accounting Adjustments

Other accounting adjustments represent items previously identified but deemed to be immaterial and recorded in the period Penton identified the error or in a subsequent period. Adjustments in this category change the timing of income and expense items that were previously recognized. These adjustments had no impact on our net loss for the three months ended March 31, 2004 and 2003, respectively. The only other adjustment to the consolidated statement of operations for both periods was a reclassification between selling, general and administrative expenses and depreciation and amortization expense related to the classification of certain tenant improvement reimbursements in 2001.

The amortization of deemed dividend and accretion of preferred stock increased by $0.1 million for the three months ended March 31, 2003 as it was discovered in June 2003 that the Company should not have only been accruing the dividends on the preferred stock from the time of issuance but should have also been accreting some of the preferred stock.

The following adjustments affected the classification of certain balance sheet accounts:

•	In February 2004, a tentative settlement agreement was reached in the Meckler Media lawsuit. The settlement amount of $4.6 million, which was paid in its entirety by Penton’s insurance company, should have been recorded as

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a liability and corresponding receivable at March 31, 2004, as required by FIN 39, “Offsetting of Amounts Related to Certain Contracts.” The March 31, 2004 restated balance sheet includes the $4.6 million in current assets under prepayments, deposits and other and in current liabilities under other accrued expenses.

•	At March 31, 2004, certain trade show receivables were recorded at their full contract amounts even though the contract stipulated that only a portion of the contract was due. This correction reduced accounts receivable and unearned income by $2.1 million at March 31, 2004.

•	In September 2003, our minority interest in consolidated subsidiaries balance should have been reduced by $2.0 million, when certain assets contributed in 2002 by our minority interest partner were impaired.

•	Other less significant balance sheet adjustments were also recorded for items related to tenant improvements, subscription revenues and restructuring charges.

Other

All previously reported amounts affected by the restatement that appear elsewhere in these notes to the consolidated financial statements have also been restated.

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	As Previously		As Previously
	Reported	Restated	Reported	Restated
	2004	2004	2003	2003
	(Dollars and shares in thousands,
	except per share data)
Revenues	$54,467	$54,467	$54,392	$54,392

Editorial, production and circulation	21,381	21,381	22,353	22,353
Selling, general and administrative	24,499	24,494	23,641	23,637
Restructuring and other charges (credits)	868	868	(84)	(84)
Depreciation and amortization	3,016	3,021	3,722	3,726
Interest expense	9,458	9,458	10,338	10,338
Interest income	(102)	(102)	(109)	(109)
Other, net	6	6	374	374

Loss from continuing operations before income taxes	(4,659)	(4,659)	(5,843)	(5,843)
Provision (benefit) for income taxes	548	1,243	126	4,889
Gain (loss) from discontinued operations	—	—	866	866

Net loss	(5,207)	(5,902)	(5,103)	(9,866)
Amortization of deemed dividend and accretion of preferred stock	(5,193)	(5,193)	(655)	(767)

Net loss applicable to common stockholders	$(10,400)	$(11,095)	$(5,758)	$(10,633)

Earnings per common share – basic and diluted:
Loss from continuing operations applicable to common	$(0.31)	$(0.33)	$(0.20)	$(0.35)
Discontinued operations, net of taxes	—	—	0.03	0.03

Net loss applicable to common stockholders	$(0.31)	$(0.33)	$(0.17)	$(0.32)

Weighted-average number of shares outstanding:
Basic and diluted	33,536	33,536	33,118	33,118

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at March 31, 2004.

	March 31, 2004
	As Previously
	Reported	Restated
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$30,450	$30,450
Restricted cash	193	193
Accounts receivable, net	32,812	30,669
Notes receivable	473	473
Inventories	878	878
Deferred tax assets	—	253
Prepayments, deposits and other	6,325	10,950

Total current assets	71,131	73,866

Property and equipment, net	17,822	17,942
Goodwill	214,411	214,411
Other intangible assets, net	10,346	10,346
Other non-current assets	8,212	8,212

Total Assets	$321,922	$324,777

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$7,898	$7,898
Accrued compensation and benefits	9,045	10,090
Other accrued expenses	29,698	33,484
Unearned income, principally trade show and conference deposits	19,351	17,523

Total current liabilities	65,992	68,995

Senior secured notes, net of discount	156,946	156,946
Senior subordinated notes, net of discount	171,773	171,773
Net deferred pension credits	10,905	10,905
Deferred tax liability	—	17,940
Other non-current liabilities	8,495	8,597

Total Liabilities	414,111	435,156

Commitments and contingencies
Minority interest	2,460	423

Mandatorily redeemable convertible preferred stock	60,253	60,164

Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 1,800,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 per share; 155,000,000 shares authorized; 33,220,877 shares issued and outstanding at 2003, respectively	333	333
Capital in excess of par value	221,343	221,432
Retained deficit	(372,656)	(388,777)
Notes receivable from officers	(1,904)	(1,904)
Accumulated other comprehensive loss	(2,018)	(2,050)

Total Stockholders’ Deficit	(154,902)	(170,966)

Total Liabilities and Stockholders’ Deficit	$321,922	$324,777

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statements of Cash Flows for the years ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	As Previously		As Previously
	Reported	Restated	Reported	Restated
	2004	2004	2003	2003
	(Dollars in thousands)
Cash flow from operating activities	$2,040	$2,040	$47,265	$47,265
Cash flow from investing activities	$(1,068)	$(777)	$2,729	$4,439
Cash flow from financing activities	$(122)	$(413)	$(3,115)	$(4,825)
Cash and cash equivalents	$30,450	$30,450	$53,633	$53,633

NOTE 3 – GOODWILL AND OTHER INTANGIBLES

There were no changes in the Company’s goodwill for the first three months of 2004. Following is a summary, by business segment, of the balances in goodwill as of March 31, 2004 (in thousands):

	Goodwill
	December 31,		March 31,
	2003	Activity	2004
Industry	$36,278	$—	$36,278
Technology	67,385	—	67,385
Lifestyle	84,924	—	84,924
Retail	25,824	—	25,824

Total	$214,411	$—	$214,411

At March 31, 2004, other intangibles recorded in the consolidated balance sheets are comprised of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
Trade names	$5,277	$(3,883)	$1,394
Mailing/exhibitor lists	9,408	(5,087)	4,321
Advertiser relationships	7,200	(3,603)	3,597
Subscriber relationships	2,100	(1,075)	1,025
Noncompete agreements	174	(165)	9

Balance at March 31, 2004	$24,159	$(13,813)	$10,346

Other intangibles are being amortized over 3 to 10 years. Total amortization expense for the three months ended March 31, 2004 and 2003 were $0.6 million and $1.1 million, respectively. Amortization expense estimated for these intangibles for 2004 through 2008 are as follows (in thousands):

Year Ended
December 31,	Amount
2004	$2,474
2005	$2,441
2006	$2,214
2007	$1,300
2008	$404

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – DISPOSALS

At December 31, 2002, the net assets of our Professional Trade Shows (“PTS”) were classified as held for sale. The sale was completed in January 2003 for approximately $3.8 million, including an earnout of $0.6 million based on reaching certain performance objectives in 2003, which were not met. The sale resulted in a gain of approximately $1.4 million, which was recorded in the first quarter of 2003. The results of PTS are reported as discontinued operations for all periods presented. PTS was part of our Industry segment.

Operating results for the discontinued operations for the three months ended March 31, 2003 are as follows (in thousands):

Three Months Ended
March 31,
2003
Revenues	$—

Loss from operations, net of taxes	$(521)
Gain on sale of properties, net of taxes	1,387

Income from discontinued operations	$866

NOTE 5 – DEBT

Loan and Security Agreement

In August 2003, the Company replaced its senior secured credit facility with a new four-year loan and security agreement. Pursuant to the terms of the revolving loan and security agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.5x the Company’s last twelve months adjusted EBITDA measured monthly during the first year, 2.25x during the second year and 2.0x thereafter; (iii) 40% of the Company’s last six months of revenues; or (iv) 25% of the Company’s enterprise value, as determined annually by a third party. The revolving credit facility bears interest at LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months adjusted EBITDA to 2.5x through March 31, 2004, 2.25x from June 30, 2004 through March 31, 2005 and 2.0x thereafter. The loan agreement permits the Company to sell assets of up to $12.0 million in the aggregate during the term or $5.0 million in any single asset sale; and complete acquisitions of up to $5.0 million per year. Included in the loan agreement are two stand-by letters of credit of $0.1 million and $0.2 million, respectively, required by two of the Company’s facility leases. The amounts of the letters of credit reduce the availability under the credit facility. As of March 31, 2004, no amounts were drawn under the stand-by letters of credit. Costs representing bank fees and other professional fees of $1.9 million are being amortized over the life of the loan agreement. As of March 31, 2004, $39.7 million was available under the loan agreement. There were no amounts outstanding.

The loan and security agreement contains several provisions, which could have a significant impact as to the classification as well as the acceleration of payments for borrowings outstanding under the agreement, including the following: (i) the obligation of the lender to provide any advances under the loan agreement is subject to no material adverse change events; (ii) reserves may be established against the borrowing base for sums that the Company is required to pay, such as taxes and assessments and other types of required payments, and has failed to pay; (iii) in the event of a default under the loan agreement, the lender has the right to direct all cash that is deposited in the Company’s lock boxes to be sent to the lender to pay down outstanding borrowings; (iv) the loan agreement establishes cross-defaults to the Company’s other indebtedness (such as the Senior Secured Notes and Senior Subordinated Notes) such that a default under the loan agreement could cause a default under the note agreements and vice versa; however, default-triggering thresholds are different in the loan agreement and the notes; (v) if the Company is in default of any material agreement to which it is a party and the counter-party to that agreement has the right to terminate such agreement as a result of the default, this constitutes an event of default under the loan agreement. Under the loan agreement, the lenders reserve the right to deem the notes in default, and in those limited circumstances, could accelerate payment of the outstanding loan balances should the Company undergo a material adverse event. Even though the criteria defining a material adverse event are subjective, the Company does not believe exercise of the lenders’ right is probable nor does it foresee any material adverse events in 2004. In addition, the Company believes that

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the note agreements are long-term in nature. Accordingly, the Company continues to classify its loans as long term. At March 31, 2004, the Company was in compliance with all of the above provisions.

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

Senior Secured Notes

In March 2002, Penton issued $157.5 million of 11-7/8% senior secured notes (the “Secured Notes”) due in 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes were offered at a discount of $0.8 million, which is being amortized using the interest method, over the term of the Secured Notes. Amortization of the discount was immaterial for the three months ended March 31, 2004 and 2003.

Senior Subordinated Notes

In June 2001, Penton issued $185.0 million of 10-3/8% senior subordinated notes (the “Subordinated Notes”) due in 2011. Interest is payable on the Subordinated Notes semiannually on June 15 and December 15. The Subordinated Notes were offered at a discount of $4.2 million, which is being amortized using the interest method, over the term of the Subordinated Notes. Amortization of the discount was approximately $0.1 million for the three months ended March 31, 2004 and 2003.

Interest Payments

No interest payments were made in the first quarter of 2004 or 2003. At March 31, 2004 and December 31, 2003, interest of $14.6 million and $5.4 million were accrued for, respectively, and included in other accrued expenses on the balance sheet.

NOTE 6 – MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

Preferred Stock Leverage Ratio Event of Non-Compliance

At March 31, 2004, an event of non-compliance continues to exist under our Series B Convertible Preferred Stock (the “preferred stock”) because the Company’s leverage ratio of 13.2 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. Upon the occurrence of this event of non-compliance, the 5% per annum dividend rate on the preferred stock increased by one percentage point as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to the current maximum rate of 10% per annum. The conversion price of the preferred stock decreased by $0.76 as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to its maximum reduction related to this event of non-compliance of $3.80 per share. The conversion price is currently $3.81. The conversion price will adjust to what it would have been absent such event (to the extent of any preferred shares still outstanding) once the leverage ratio is less than 7.5. Furthermore, the dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5. Under the preferred stock agreement, if the leverage ratio exceeds 7.5 for four consecutive quarters, the preferred stockholders will have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. As of December 31, 2003, the leverage ratio had exceeded 7.5 for four consecutive quarters giving the preferred stockholders the right to cause the Company to seek a buyer. If the Company had been sold on March 31, 2004, the bondholders would have been entitled to receive $335.8 million and the preferred stockholders would have been entitled to receive $226.6 million before the common stockholders would have received any amounts for their common shares. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company’s outstanding notes or the loan agreement. As such, there is no acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences have not resulted in any cash outflow from the Company.

Under the conversion terms of the preferred stock, each holder has a right to convert dividends into additional shares of common stock. At March 31, 2004, no dividends have been declared. However, in light of each holder’s conversion right

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and considering the increase in the dividend rate and the concurrent reduction of the conversion price as noted above, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). All such accruals have been reported as an increase in the carrying value of the preferred stock and a charge to capital in excess of par value in light of the stockholders’ deficit. See Note 18 – Subsequent Events.

In June 2003, it was discovered that in addition to accruing the dividends on the preferred stock from the time of issuance, the Company should have also been accreting some of the preferred stock. The impact on net loss applicable to common stockholders at March 31, 2003 was an increase of $0.1 million.

NOTE 7 – COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

Redeemable Common Stock

At December 31, 2003, the Company had classified 4,191 common shares outside of stockholders’ deficit because the redemption of the stock was not within the control of the Company. Redeemable common stock relates to common stock that may be subject to rescissionary rights. The purchase of common stock by certain employees in the Company’s 401(k) plan from May 2001 through March 2003 was not registered under the federal securities laws. As a result, such purchasers of our common stock during that period may have had the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. On March 14, 2004, all possible rescissionary rights expired.

Management Stock Purchase Plan

For the three months ended March 31, 2004 and 2003, respectively, an immaterial amount of expense was recognized related to the Management Stock Purchase Plan. In February 2004, a total of 595 restricted stock units (“RSUs”) were granted at $0.84 per share, which represents 80% of the fair market value of Penton stock on the date of grant. During the first three months of 2004, 11,217 shares of the Company’s common stock were issued under this plan leaving a balance of 95,770 RSU’s outstanding at March 31, 2004.

Equity and Performance Incentive Plan

Stock Options

In February 2004, 473,700 options were granted to certain executives and other eligible employees at an exercise price of $0.90 per share. During the first three months of 2004, 17,000 options were exercised. At March 31, 2004, 2,338,380 options are outstanding.

Deferred Shares

For the three months ended March 31, 2004 and 2003, approximately $0.1 million and $0.9 million, respectively, were recognized as expense related to deferred shares. In February 2004, 445,000 deferred shares were granted to certain executives and 400,056 shares of the Company’s common stock were issued under this plan. At March 31, 2004, 445,000 deferred shares remain outstanding.

Performance Shares

For the three months ended March 31, 2004, no compensation expense was recognized related to performance shares. For the three months ended March 31, 2003, an immaterial amount was credited to compensation expense, which resulted from the decrease in the Company’s stock price. At March 31, 2004, a total of 381,250 performance shares remain outstanding, of which 11,250 shares have been earned. Performance shares are not issuable until earned.

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

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Treasury Stock

In the first quarter 2004, 157,271 shares were returned to the Company by executives to cover taxes for deferred shares issued during the quarter. Treasury stock is carried at cost and is recorded as a net decrease in capital in excess of par value.

NOTE 8 – EMPLOYEE BENEFIT PLANS

Effective January 1, 2004, the Company’s defined benefit plan was amended to freeze benefit accruals. Beginning in 2004, the Company began providing benefits by contributing to a new retirement account in the 401(k) Plan, which has been renamed the Penton Media, Inc. Retirement and Savings Plan (“RSP”). Thus, the RSP will include the new retirement account and the “old” 401(k) savings account. There are no changes to the 401(k) savings account as a result of this change. Beginning in 2004, the Company will make monthly contributions to each employee’s retirement account equal to between 3% and 6% of the employee’s annual salary, based on age and years of service. The Company’s contributions become fully vested once the employee has completed five years of service. The Company expects to make contributions to the RSP of approximately $1.8 million in 2004. During the first three months of 2004, contributions of $0.5 million were made.

Effective January 1, 2004, Penton’s supplemental executive retirement plan (“SERP”) was amended to freeze benefits. In place of the SERP, the Company will accrue an amount equal to between 3% and 6% of the participants eligible salary plus an investment return equal to the Moody’s Aa Corporate Bond note. The accrued percentage is based on each executive’s age and years of service.

The following table summarizes the components of our defined benefit pension expenses and SERP pension expense for the three months ended March 31, 2004 and 2003 (in thousands):

	Retirement Plan		SERP
	2004	2003	2004	2003
Service cost	—	468	—	18
Interest cost	612	660	13	13
Expected return on plan assets	(721)	(751)	—	—
Amortization of prior service costs	—	17	—	7
Amortization of actuarial gain	(26)	(138)	—	—

Net periodic benefit cost (benefit)	$(135)	$256	$13	$38

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expects to contribute $1.5 million to its defined benefit plan in 2004. As of March 31, 2004, no contribution has been made.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – EARNINGS PER SHARE

Earnings per share have been computed pursuant to the provisions of SFAS No. 128, “Earnings Per Share.” Computations of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003 are as follows (in thousands, except per share amounts):

	Restated
	Three Months Ended
	March 31,
	2004	2003
Net loss applicable to common stockholders	$(11,095)	$(10,633)

Number of shares:
Weighted average shares outstanding - basic and diluted	33,536	33,118

Per share amount:
Loss applicable to common stockholders - basic and diluted	$(0.33)	$(0.32)

Our preferred stock and RSUs are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the preferred stock and the RSUs as if the preferred stock and the RSUs had been converted into common stock. EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share” requires that the participating securities be included in the computation of basic earnings per share if the effect of inclusion is dilutive. Vested RSUs and deferred shares are always included in the computation of basic earnings per share as they are considered equivalent to common stock. For participating securities, the Company’s accounting policy requires the use of the two-class method to determine whether the inclusion of such securities is dilutive. To the extent not included in basic earnings per share, the redeemable preferred stock and the non-vested RSUs are considered in the diluted earnings per share calculation under the “if-converted” method and “treasury stock” method, respectively. At March 31, 2004 and 2003, redeemable preferred stock and non-vested RSUs were excluded from the calculation of basic earnings per share as the results were anti-dilutive.

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

NOTE 10 – COMPREHENSIVE LOSS

Comprehensive loss represents net loss plus the results of certain stockholders’ equity changes not reflected in the consolidated statements of operations. The after-tax component of comprehensive loss for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	Restated
	Three Months Ended
	March 31,
	2004	2003
Net loss	$(5,902)	$(9,866)
Other comprehensive loss:
Change in accumulated translation adjustment	155	336

Total comprehensive loss	$(5,747)	$(9,530)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – RELATED PARTY TRANSACTIONS

During the first quarter of 2004, the Company recorded $2.4 million of severance and other related costs as part of the separation of the Company’s Chief Executive Officer as announced on March 24, 2004. Actual amounts may differ based on final negotiations of a separation agreement. Accordingly, the Company may record future adjustments. At March 31, 2004, this amount is included in accrued compensation and benefits on the accompanying consolidated balance sheets.

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

At March 31, 2004, Neue Medien Ulm Holdings GmbH (“Neue Medien”) owed PM Germany, a consolidated subsidiary, $0.4 million. This amount is classified on the consolidated balance sheets as notes receivable. Neue Medien and Penton jointly own PM Germany. The notes are due on demand and bear interest at the German Federal rate plus 3%, or 4.14% at March 31, 2004.

NOTE 12 – INCOME TAXES

The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). In the first quarter of 2004 the Company recorded a valuation allowance of $0.4 million against its net foreign deferred tax assets. In recording the valuation allowance, management considered it more likely than not that all of the foreign net deferred tax asset would not be realized. As of December 31, 2003 (as restated) and March 31, 2004 (as restated) the valuation allowance for its net deferred tax assets and net operating loss carryforwards, excluding the deferred tax liability related to indefinite-lived intangibles, totaled $72.1 million and $74.4 million, respectively. See Note 2 – Restatement.

In January 2003, the Company received a tax refund of $52.7 million. This amount is included in net cash provided by operating activities in the condensed consolidated statements of cash flows.

NOTE 13 – CONTINGENCIES

In connection with the acquisition of Mecklermedia Corporation in 1998, a lawsuit was brought against the Company on December 1, 1998 by Ariff Alidina (the “Plaintiff”), a former stockholder of Mecklermedia Corporation, in the United States Federal District Court in the Southern District of New York for an unspecified amount, as well as other relief. The Plaintiff had claimed that the Company violated the federal securities laws by selling Mr. Meckler, a beneficial owner of approximately 26% of the shares of Mecklermedia, an 80.1% interest in Jupitermedia Corporation for what the Plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia Corporation than was paid to other stockholders of Mecklermedia Corporation. On May 16, 2001, the United States District Court for the Southern District of New York granted the Plaintiff’s motion for certification of a class consisting of all former stockholders of Mecklermedia who tendered their shares in the tender offer. By letter dated November 3, 2003, plaintiffs’ counsel informed the Court that a settlement had been reached in this case and that a request for preliminary approval of the settlement will be submitted to the Court once the settlement papers are finalized. The parties have submitted papers to the Court and are awaiting its approval of the settlement. The class settlement fund will consist entirely of insurance proceeds.

In the normal course of business, Penton is subject to a number of lawsuits and claims, both actual and potential in nature. While management believes that resolution of existing claims and lawsuits will not have a material adverse effect on Penton’s financial statements, management is unable to estimate the magnitude or financial impact of claims and lawsuits that may be filed in the future.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 – BUSINESS RESTRUCTURING CHARGES

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
Activity and liability balances related to the 2004 restructuring plan are as follows (in thousands):

	Severance
	and Other	Other
	Personnel Costs	Exit Costs	Total
Charged to costs and expenses	$695	$37	$732
Cash payments	(85)	(25)	(110)

Restructuring balance, March 31, 2004	$610	$12	$622

Payments of severance costs are expected to be completed in the second quarter 2005.

2003 Restructuring Plan

In order to meet continued revenue challenges in 2003, the Company implemented a number of additional expense reduction and restructuring activities. The Company recorded restructuring charges of $4.9 million in 2003 (restated). Included in this amount is $2.7 million (restated) for personnel costs associated with the elimination of 85 positions, primarily in the United States. Furthermore, facility closing costs of $3.8 million relate primarily to the closure of one floor at the Company’s corporate headquarters and the partial closure of one additional facility. This charge was offset by $2.3 million of estimated sublease income related to these facilities. The charge for other exit costs of $0.7 million relates primarily to equipment lease payments at closed office facilities, the cancellation of certain contracts, and broker commissions.

Activity and liability balances related to the 2003 restructuring plan are as follows (in thousands):

	Severance
	and Other	Facility	Other
	Personnel Costs	Closing Costs	Exit Costs	Total
Charged to costs and expenses	$2,736	$1,505	$661	$4,902
Adjustments	35	(11)	—	24
Cash payments	(1,105)	(500)	(233)	(1,838)

Restructuring balance, December 31, 2003 (restated)	1,666	994	428	3,088
Adjustments	29	—	—	29
Cash payments	(774)	(102)	(105)	(981)

Restructuring balance, March 31, 2004 (restated)	$921	$892	$323	$2,136

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

Activity and liability balances related to the 2002 restructuring plan are as follows (in thousands):

	Severance
	and Other	Facility	Other
	Personnel Costs	Closing Costs	Exit Costs	Total
Charged to costs and expenses	$10,344	$3,421	$1,648	$15,413
Adjustments	200	1,705	59	1,964
Cash payments	(5,440)	(693)	(967)	(7,100)

Restructuring balance, December 31, 2002	5,104	4,433	740	10,277
Adjustments	(45)	(604)	(92)	(741)
Cash payments	(4,928)	(1,469)	(375)	(6,772)

Restructuring balance, December 31, 2003	131	2,360	273	2,764
Adjustments	27	—	—	27
Cash payments	(30)	(173)	—	(203)

Restructuring balance, March 31, 2004	$128	$2,187	$273	$2,588

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

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Activity and liability balances related to the 2001 restructuring plan are as follows (in thousands):

	Severance
	and Other	Facility	Other
	Personnel Costs	Closing Costs	Exit Costs	Total
Charged to costs and expenses	$6,774	$8,669	$4,364	$19,807
Adjustments	(23)	—	(994)	(1,017)
Cash payments	(4,468)	(267)	(2,423)	(7,158)

Restructuring balance, December 31, 2001	2,283	8,402	947	11,632
Adjustments	(135)	(459)	(422)	(1,016)
Cash payments	(2,129)	(1,590)	(250)	(3,969)

Restructuring balance, December 31, 2002	19	6,353	275	6,647
Adjustments	(8)	598	82	672
Cash payments	(11)	(1,304)	(357)	(1,672)

Restructuring balance, December 31, 2003	—	5,647	—	5,647
Adjustments	—	2	—	2
Cash payments	—	(360)	—	(360)

Restructuring balance, March 31, 2004	$—	$5,289	$—	$5,289

The Company completed the workforce and other exit cost actions in 2003. The Company expects to pay the obligations for the non-cancelable leases over their respective lease terms, which expire at various dates through 2013.

Estimated Future Payments

At March 31, 2004, the Company had an accrued restructuring balance of $10.6 million (restated). We expect to make cash payments during the remainder of 2004 of approximately $3.6 million (restated), composed of $1.5 million (restated) for employee separation costs, $1.6 million for facility lease obligations and $0.5 million for other contractual obligations. The balance of severance costs will be paid through 2007, and the balance of facility costs and other exit costs, primarily long-term leases, are expected to be paid through the end of the respective lease terms, which extend through 2013.

Amounts due within one year of approximately $3.6 million (restated) and $3.7 million at March 31, 2004 and December 31, 2003, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $7.0 million and $7.6 million at March 31, 2004 and December 31, 2003, respectively, are included in other non-current liabilities on the consolidated balance sheets.

Restructuring charges, including adjustments, recorded as restructuring and other charges (credits) on the consolidated statements of operations for the three months ended March 31, 2004 and 2003 are as follows, by segment:

	Three Months Ended
	March 31,
	2004	2003
Industry Media	$350	$(48)
Technology Media	253	45
Lifestyle Media	3	—
Retail Media	18	—
Corporate	166	(70)

Total	$790	$(73)

Also included in restructuring and other charges (credits) at March 31, 2004 and 2003 are approximately $0.1 million and an immaterial amount related to legal settlement costs and discontinued operations, respectively.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 – SEGMENT INFORMATION

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

Summary information by segment for the three months ended March 31, 2004 and 2003, is as follows (in thousands):

	Industry	Technology	Lifestyle	Retail	Total
2004
Revenues	$18,388	$14,278	$17,224	$4,577	$54,467
Adjusted segment EBITDA	$3,073	$1,049	$11,108	$527	$15,757

2003
Revenues	$19,362	$15,212	$15,049	$4,769	$54,392
Adjusted segment EBITDA	$3,276	$793	$9,302	$731	$14,102

Segment revenues, all of which are realized from external customers, equal Penton’s consolidated revenues. Following is a reconciliation of Penton’s total adjusted segment EBITDA to consolidated net loss (in thousands):

	Restated
	Three Months Ended
	March 31,
	2004	2003
Total adjusted segment EBITDA	$15,757	$14,102
Depreciation and amortization	(3,021)	(3,726)
Restructuring and other charges	(868)	84
Executive separation costs	(2,354)	—
Non cash compensation	(122)	(921)
Interest expense	(9,458)	(10,338)
Interest income	102	109
Other, net	(6)	(374)
General and administrative costs	(4,689)	(4,779)

Loss from continuing operations before income taxes	(4,659)	(5,843)

Provision for income taxes	(1,243)	(4,889)
Discontinued operations	—	866

Net loss	$(5,902)	$(9,866)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 – SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

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

NOTE 17 – GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The following schedules set forth condensed consolidating balance sheets as of March 31, 2004, and December 31, 2003, and condensed consolidating statements of operations for the three months ended March 31, 2004 and 2003, and condensed consolidating statements of cash flows for the three months ended March 31, 2004 and 2003. In the following schedules, “Parent” refers to Penton Media, Inc., “Guarantor Subsidiaries” refers to Penton’s wholly owned domestic subsidiaries, and “Non-guarantor Subsidiaries” refers to Penton’s foreign subsidiaries. “Eliminations” represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in Penton’s subsidiaries.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

PENTON MEDIA, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (As Restated)
As of March 31, 2004

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$28,361	$60	$2,029	$—	$30,450
Restricted cash	193	—	—	—	193
Accounts receivable, net	17,294	5,650	7,725	—	30,669
Notes receivable	—	—	473	—	473
Inventories	561	311	6	—	878
Deferred tax asset	372	(119)	—	—	253
Prepayments, deposits and other	2,935	5,493	2,522	—	10,950

	49,716	11,395	12,755	—	73,866

Property, plant and equipment, net	14,116	2,409	1,417	—	17,942
Goodwill	122,289	90,755	1,367	—	214,411
Other intangibles, net	4,856	5,240	250	—	10,346
Other non-current assets	8,009	142	61	—	8,212
Investments in subsidiaries (1)	(174,047)	—	—	174,047	—

	(24,777)	98,546	3,095	174,047	250,911

	$24,939	$109,941	$15,850	$174,047	$324,777

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$28,105	$11,261	$2,016	$—	$41,382
Accrued compensation and benefits	8,632	950	508	—	10,090
Unearned income	5,195	4,247	8,081	—	17,523

	41,932	16,458	10,605	—	68,995

Long-term liabilities and deferred credits:
Senior secured notes, net of discount	80,042	76,904	—	—	156,946
Senior subordinated notes, net of discount	87,604	84,169	—	—	171,773
Net deferred pension credits	10,905	—	—	—	10,905
Deferred tax liability	17,107	833	—	—	17,940
Intercompany advances	(106,263)	73,113	33,150	—	—
Other non-current liabilities	4,414	2,060	2,123	—	8,597

	93,809	237,079	35,273	—	366,161

Commitments and contingencies

Minority interest	—	—	423	—	423

Mandatorily redeemable convertible preferred stock	60,164	—	—	—	60,164

Stockholders’ deficit:
Common stock and capital in excess of par value	221,765	204,056	16,614	(220,670)	221,765
Retained deficit	(388,777)	(347,622)	(45,067)	392,689	(388,777)
Notes receivable from officers, less reserve of $7,600	(1,904)	—	—	—	(1,904)
Accumulated other comprehensive income (loss)	(2,050)	(30)	(1,998)	2,028	(2,050)

	(170,966)	(143,596)	(30,451)	174,047	(170,966)

	$24,939	$109,941	$15,850	$174,047	$324,777

(1)	Reflects investments in subsidiaries utilizing the equity method.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

PENTON MEDIA, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (As Restated)
As of December 31, 2003

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$27,249	$23	$2,354	$—	$29,626
Accounts receivable, net	17,967	3,894	5,309	—	27,170
Notes receivable	—	—	571	—	571
Inventories	613	256	6	—	875
Deferred tax asset	372	(119)	—	—	253
Prepayments, deposits and other	7,642	309	1,674	—	9,625

	53,843	4,363	9,914	—	68,120

Property, plant and equipment, net	14,948	2,446	1,534	—	18,928
Goodwill	148,035	65,009	1,367	—	214,411
Other intangibles, net	5,656	5,036	191	—	10,883
Other non-current assets	8,443	125	534	—	9,102
Investment in subsidiaries	(164,319)	—	—	164,319	—

	12,763	72,616	3,626	164,319	253,324

	$66,606	$76,979	$13,540	$164,319	$321,444

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$22,243	$5,001	$1,905	$—	$29,149
Accrued compensation and benefits	7,683	770	5	—	8,458
Unearned income	14,584	3,305	4,646	—	22,535

	44,510	9,076	6,556	—	60,142

Long-term liabilities and deferred credits:
Senior secured notes, net of discount	80,027	76,888	—	—	156,915
Senior subordinated notes, net of discount	87,566	84,132	—	—	171,698
Net deferred pension credits	11,040	—	—	—	11,040
Deferred tax liability	16,412	833	—	—	17,245
Intercompany advances	(72,440)	39,704	32,736	—	—
Other non-current liabilities	4,807	2,251	2,212	—	9,270

	127,412	203,808	34,948	—	366,168

Minority interest	—	—	450	—	450

Mandatorily redeemable convertible preferred stock	54,972	—	—	—	54,972

Redeemable common stock	2	—	—	—	2

Stockholders’ equity (deficit):
Common stock and capital in excess of par value	226,687	204,210	16,614	(220,824)	226,687
Retained earnings (deficit)	(382,876)	(340,094)	(42,867)	382,961	(382,876)
Notes receivable from officers, less reserve of $7,600	(1,897)	—	—	—	(1,897)
Accumulated other comprehensive loss	(2,204)	(21)	(2,161)	2,182	(2,204)

	(160,290)	(135,905)	(28,414)	164,319	(160,290)

	$66,606	$76,979	$13,540	$164,319	$321,444

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

PENTON MEDIA, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (As Restated)
For the Three Months Ended March 31, 2004

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenues	$43,577	$8,716	$2,174	$—	$54,467

Operating expenses:
Editorial, production and circulation	15,815	4,387	1,179	—	21,381
Selling, general and administrative	15,647	6,432	2,415	—	24,494
Restructuring and other charges	613	237	18	—	868
Depreciation and amortization	2,144	669	208	—	3,021

	34,219	11,725	3,820	—	49,764

Operating income (loss)	9,358	(3,009)	(1,646)	—	4,703

Other income (expense):
Interest expense	(4,858)	(4,511)	(89)	—	(9,458)
Interest income	86	—	16	—	102
Equity in losses of subsidiaries	(9,728)	—	—	9,728	—
Other, net	(3)	—	(3)	—	(6)

	(14,503)	(4,511)	(76)	9,728	(9,362)

Loss from continuing operations before income taxes	(5,145)	(7,520)	(1,722)	9,728	(4,659)

Provision for income taxes	(757)	(8)	(478)	—	(1,243)

Net loss	$(5,902)	$(7,528)	$(2,200)	$9,728	$(5,902)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

PENTON MEDIA, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (As Restated)
For the Three Months Ended March 31, 2003

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenues	$42,112	$10,141	$2,139	$—	$54,392

Operating expenses:
Editorial, production and circulation	15,995	5,198	1,160	—	22,353
Selling, general and administrative	13,871	7,172	2,594	—	23,637
Restructuring and other charges (credits)	(129)	45	—	—	(84)
Depreciation and amortization	2,365	955	406	—	3,726

	32,102	13,370	4,160	—	49,632

Operating income (loss):	10,010	(3,229)	(2,021)	—	4,760

Other income (expense):
Interest expense	(5,376)	(4,888)	(74)	—	(10,338)
Interest income	109	—	—	—	109
Equity in losses of subsidiaries	(10,401)	—	—	10,401	—
Other, net	(301)	(2)	(71)	—	(374)

	(15,969)	(4,890)	(145)	10,401	(10,603)

Loss from continuing operations before income taxes	(5,959)	(8,119)	(2,166)	10,401	(5,843)

Provision for income taxes	(4,833)	(5)	(51)	—	(4,889)

Loss from continuing operations	(10,792)	(8,124)	(2,217)	10,401	(10,732)

Gain (loss) from discontinued operations	926	—	(60)	—	866

Net loss	$(9,866)	$(8,124)	$(2,277)	$10,401	$(9,866)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

PENTON MEDIA, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2004

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Cash flows provided by (used for) operating activities	$2,513	$(76)	$(397)	$—	$2,040

Cash flows from investing activities:
Capital expenditures	(838)	(11)	(26)	—	(875)
Decreases in notes receivable	—	—	98	—	98

Net cash used for investing activities	(838)	(11)	72	—	(777)

Cash flows from financing activities:
Decrease in book overdrafts	(220)	—	—	—	(220)
Increase in restricted cash	(193)	—	—	—	(193)

Net cash provided by (used for) financing activities	(413)	—	—	—	(413)

Effect of exchange rate changes on cash	(26)	—	—	—	(26)

Net increase (decrease) in cash and cash equivalents	1,236	(87)	(325)	—	824
Cash and cash equivalents at beginning of period	27,125	147	2,354	—	29,626

Cash and cash equivalents at end of period	$28,361	$60	$2,029	$—	$30,450

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

PENTON MEDIA, INC
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2003

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Cash flows provided by (used for) operating activities	$47,911	$221	$(867)	$—	$47,265

Cash flows from investing activities:
Capital expenditures	(435)	(79)	(48)	—	(562)
Decreases in notes receivable	—	—	1,758	—	1,758
Earnouts paid	—	(7)	—	—	(7)
Proceeds from sale of discontinued components	3,250	—	—	—	3,250

Net cash provided by (used for) investing activities	2,815	(86)	1,710	—	4,439

Cash flows from financing activities:
Repayment of senior secured credit facility	(4,500)	—	—	—	(4,500)
Decrease in restricted cash	13	—	35	—	48
Employee stock purchase plan payments	(26)	—	(6)	—	(32)
Proceeds from repayment of officers loans	250	—	—	—	250
Decrease in book overdrafts	(494)	—	—	—	(494)
Payment of financing costs	(97)	—	—	—	(97)

Net cash provided by (used for) financing activities	(4,854)	—	29	—	(4,825)

Effect of exchange rate	(17)	—	—	—	(17)

Net increase in cash and cash equivalents	45,855	135	872	—	46,862
Cash and cash equivalents at beginning of period	5,165	460	1,146	—	6,771

Cash and cash equivalents at end of period	$51,020	$595	$2,018	$—	$53,633

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 – Subsequent Events

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future results. Penton considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. Although Penton believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. A number of important factors could cause Penton’s results to differ materially from those indicated by such forward-looking statements, including, among other factors, the outcome of a search for a new chief executive officer and the related transition; fluctuations in advertising revenue with general economic cycles; economic uncertainty exacerbated by potential terrorist attacks on the United States or the impact of the war with Iraq, and related geopolitical events; the performance of our natural products industry trade shows; the seasonality of revenues from trade shows and conferences; our ability to launch new products that fit strategically with and add value to our business; our ability to penetrate new markets internationally; increases in paper and postage costs; the effectiveness of our cost-saving efforts; the infringement or invalidation of Penton’s intellectual property rights; pending litigation; government regulation; competition; technological change; and international operations.

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

Our business is beginning to stabilize as we move into 2004 and there seems to be a stream of increasingly positive news about the U.S. economy. However, the business-to-business print advertising market continues to suffer late-cycle weakness in the early part of 2004. Based on industry information that is available, it is clear that the trade magazine industry has not yet demonstrated any real recovery in advertising pages in spite of improving economic conditions in most sectors. Some of the sectors which are core to Penton’s business continue to record meaningful declines in print advertising pages so far this year, including software, computers, and manufacturing.

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

In sectors where brands continue to be the primary focus of marketing plans, such as foodservice and retail, print advertising continues to be the foundation of marketing programs. As customers in other sectors return to brand building and introduction of new products, it is likely that print advertising will recover. However, it is also likely that print advertising recovery will lag the overall growth in our customers’ total marketing budgets.

The secular changes taking place in the business-to-business media industry drive the Company’s strategy of providing a wide range of marketing solutions to our customers, including e-Media properties, custom marketing programs and integrated marketing services, in addition to traditional print advertising and trade show exhibitions.

While e-Media is still a relatively small part of the performance of the Company, we expect to see accelerated growth of this product line as we introduce new digital media offerings across all of the Company’s markets.

RECENT DEVELOPMENTS

Restatement

The consolidated financial statements have been restated in order to reflect certain adjustments to Penton’s financial statements for 2004 as previously reported in Penton’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed on May 17, 2004. The restatement also affects the three month period ended March 31, 2003. See Note 2 – Restatement for additional details.

Chairman and Chief Executive Officer to Leave Company

On March 24, 2004, the Company announced that its Chairman and Chief Executive Officer (“CEO”), Thomas L. Kemp, will be leaving the Company later this year. To serve the Company’s best interest and ensure an orderly transition, Mr. Kemp will remain CEO until his replacement has been named. A national search, led by a committee of non-management directors, is currently underway.

The Company recorded $2.4 million of severance and other related costs as part of the separation. Actual amounts may differ based on final negotiations of a separation agreement; accordingly, the Company may record future adjustments.

Pension and SERP freeze effective January 1, 2004

In November 2003, the Company’s retirement plan was amended to freeze benefit accruals effective January 1, 2004. Beginning in 2004, the Company began providing benefits to a new retirement account in the 401(k) Plan, which has been renamed the Penton Media, Inc. Retirement and Savings Plan (“RSP”). The RSP will include the new retirement account and the “old” 401(k) savings account. Under the new plan, the Company will make monthly contributions to each employee’s retirement account equal to between 3% and 6% of the employee’s annual salary, based on age and years of service. The Company’s contributions become fully vested once the employee completes five years of service. The Company expects to make contributions to the RSP of approximately $1.8 million in 2004.

In November 2003, Penton’s supplemental executive retirement plan (“SERP”) was amended to freeze benefits effective on January 1, 2004. In place of the SERP, the Company will accrue an amount equal to between 3% and 6% of each participant’s eligible salary plus an investment return equal to the Moody’s Aa Corporate Bond note. The accrued percentage is based on each executive’s age and years of service.

Preferred Stock Leverage Ratio Event of Non-Compliance

An event of non-compliance continues to exist under our Series B Convertible Preferred Stock because the Company’s leverage ratio of 13.2 at March 31, 2004 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. Upon the occurrence of this event of non-compliance, the 5% dividend rate on the preferred stock increased by one percentage point as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 up to the current maximum rate of 10%. The conversion price on the preferred stock decreased by $0.76 as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to the maximum reduction related to this event of non-compliance of $3.80. The conversion price is currently $3.81. The conversion price will adjust to what it would have been absent such event, to the extent of any preferred shares still outstanding, once the leverage ratio is less than 7.5. Furthermore, the dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5. Under the preferred stock agreement, since the leverage ratio has exceeded 7.5 for four consecutive quarters, the preferred stockholders have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. If the Company had been sold on March 31, 2004, the bondholders would have been entitled to receive $335.8 million and the preferred stockholders would have been entitled to receive $226.6 million before the common stockholders would have received any amounts for their common shares. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company’s outstanding notes or the loan agreement. As such, there will not be an acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences do not result in any cash outflow from the Company.

Under the conversion terms of the preferred stock, each holder has a right to convert dividends into additional shares of common stock. At March 31, 2004, no dividends had been declared. However, in light of each holder’s conversion right and considering the increase in the dividend rate and the concurrent reduction of the conversion price as noted above, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). All such accruals have been reported as an increase in the carrying value of the preferred stock and a charge to capital in excess of par value since the Company has a stockholders’ deficit.

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

The following table summarizes our revenues for the three months ended March 31, 2004 and 2003 (in millions):

	YTD March
	2004	2003	Change
Revenues	$54.5	$54.4	0.1%

Total revenues increased $0.1 million, or 0.1%, from $54.4 million for the three months ended March 31, 2003 to $54.5 million for the same period in 2004. The increase was due primarily to an increase in trade show revenues of $1.5 million, or 10.6%, from $14.6 million for the three months ended March 31, 2003 to $16.1 million for the same 2004 period and an increase in online media revenues of $0.8 million, or 24.7%, from $3.0 million for the three months ended March 31, 2003 to $3.8 million for the same 2004 period. These increases were partially offset by publishing revenue declines of $2.3 million, or 6.1%, from $36.8 million for the three months ended March 31, 2003 to $34.5 million for the same 2004 period. Included in revenues for 2003 were conference revenues of $0.5 million related to our spring National Convenience Store Advisory Group Convention (“NCSAG”) event, which was not held until April 2004.

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

Editorial, Production and Circulation

	YTD March
	2004	2003	Change
	(In millions)
Editorial, production and circulation	$21.4	$22.4	(4.3)%
Percent of revenues	39.3%	41.1%

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

Selling, General and Administrative

	Restated
	YTD March
	2004	2003	Change
	(In millions)
Selling, general and administrative	$24.5	$23.6	3.6%
Percent of revenues	45.0%	43.5%

Our selling, general and administrative (“SG&A”) expenses include personnel costs, independent sales representative commissions, product marketing, and facility costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems, and communications. The increase in SG&A expenses for the first quarter of 2004 compared with the first quarter of 2003 was due primarily to a charge of $2.4 million related to executive separation costs. As previously noted, Penton announced on March 24, 2004 that Mr. Thomas L. Kemp, chairman and chief executive officer, will be leaving the company. This increase was partially offset by lower staff costs, lower facility costs and lower division and corporate overhead costs as a result of past restructuring efforts.

Restructuring Charges

Commencing in 2001 and continuing through the first quarter of 2004, we implemented a number of cost reduction initiatives to improve our operating cost structure. For a discussion of activity under our restructuring plans, see Note 14 — Business Restructuring Charges of the notes to consolidated financial statements.

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

Summary of Restructuring Activities

The following table summarizes all of the Company’s restructuring activity through March 31, 2004 (in thousands):

	Severance
	and Other	Facility	Other
	Personnel Costs	Closing Costs	Exit Costs	Total
Charges	$6,774	$8,669	$4,364	$19,807
Adjustments	(23)	—	(994)	(1,017)
Cash payments	(4,468)	(267)	(2,423)	(7,158)

Accrual at December 31, 2001	2,283	8,402	947	11,632
Charges	10,344	3,421	1,648	15,413
Adjustments	65	1,246	(363)	948
Cash payments	(7,569)	(2,283)	(1,217)	(11,069)

Accrual at December 31, 2002	5,123	10,786	1,015	16,924
Charges	2,736	1,505	661	4,902
Adjustments	(18)	(17)	(10)	(45)
Cash payments	(6,044)	(3,273)	(965)	(10,282)

Accrual at December 31, 2003 (restated)	1,797	9,001	701	11,499
Charges	695	—	37	732
Adjustments	56	2	—	58
Cash payments	(889)	(635)	(130)	(1,654)

Accrual at March 31, 2004 (restated)	$1,659	$8,368	$608	$10,635

At March 31, 2004, the Company had an accrued restructuring balance of $10.6 million (restated). We expect to make cash payments through the remainder of 2004 of approximately $3.6 million (restated), comprised of $1.5 million (restated) for employee separation costs, $1.6 million for lease obligations and $0.5 million for other contractual obligations. The balance of severance and other exit costs will be paid through 2007, and the balance of facility costs, primarily long-term leases, is expected to be paid through the end of the respective lease terms, which extend through 2013. Amounts due within one year of approximately $3.6 million (restated) and $3.7 million at March 31, 2004 and December 31, 2003, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $7.0 million and $7.6 million at March 31, 2004 and December 31, 2003, respectively, are included in other non-current liabilities on the consolidated balance sheets.

The Company expects to realize sufficient savings from its 2004 restructuring efforts to recover the employee termination costs by December 31, 2004. Savings from terminations of contracts and lease costs will be realized over the estimated lives of the contracts or leases.

Other Income (Expense)

Other income (expense) consists of the following:

	YTD March
	2004	2003	Change
	(In millions)
Interest expense	$(9.5)	$(10.3)	(8.5)%
Interest income	$0.1	$0.1	6.4%
Other, net	$—	$(0.4)	n/a

Included in interest expense in the first quarter of 2003 is approximately $0.9 million related to the write-off of unamortized financing fees associated with the commitment reduction of our credit facility revolver in January 2003 from $40.0 million to $20.1 million.

Effective Tax Rates

The effective tax rates for the three months ended March 31, 2004 (as restated) and 2003 (as restated) were (26.7)% and (83.7)%, respectively. The higher effective tax rate for 2003 is due to valuation allowance adjustments created by the change in deferred taxes related to indefinite-lived assets. The tax provision for 2004 and 2003 in the consolidated statements of operations relates to taxable temporary differences related to indefinite-lived assets and state and foreign taxes.

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

The executive management team evaluates performance of the segments based on revenues and adjusted segment EBITDA. As such, in the analysis that follows, we have used adjusted segment EBITDA, which we define as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, executive separation costs, impairment of assets, restructuring charges, provision for loan impairment, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. See Note 15 – Segment Information, for a reconciliation of total adjusted segment EBITDA to consolidated net loss.

Financial information by segment for the three months ended March 31, 2004 and 2003, is summarized as follows (in thousands):

			Adjusted		Adjusted Segment
	Revenues		Segment EBITDA		EBITDA Margin
	2004	2003	2004	2003	2004	2003
Industry	$18,388	$19,362	$3,073	$3,276	16.7%	16.9%
Technology	14,278	15,212	1,049	793	7.3%	5.2%
Lifestyle	17,224	15,049	11,108	9,302	64.5%	61.8%
Retail	4,577	4,769	527	731	11.5%	15.3%

Total	$54,467	$54,392	$15,757	$14,102

Industry

Our Industry segment, which represented 33.8% and 35.6% of total Company revenues for the three months ended March 31, 2004 and 2003, respectively, serves customers in the manufacturing, design/engineering, mechanical systems/construction, supply chain, government/compliance and aviation industries. For the three months ended March 31, 2004, and 2003, 95.7% and 95.9%, respectively, of this segment’s revenues were generated from publishing operations, 0.9% and 1.4% from trade shows and conferences, and 3.4% and 2.7% from online media products.

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

Technology

Our Technology segment, which represented 26.2% and 27.9% of total Company revenues for the three months ended March 31, 2004 and 2003, respectively, serves customers in the Internet technologies, enterprise information technology and electronics markets. For the three months ended March 31, 2004 and 2003, respectively, 65.4% and 71.9% of this segment’s revenues were generated from publishing, 13.1% and 12.2% from trade shows and conferences, and 21.5% and 15.9% from online media products.

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

Lifestyle

Our Lifestyle segment, which represented 31.6% and 27.7% of total Company revenues for the three months ended March 31, 2004 and 2003, respectively, serves customers in the natural products industry. For the three months ended March 31,

2004 and 2003, respectively, 20.2% and 21.3% of this segment’s revenues were generated from publishing and 79.8% and 78.7% from trade shows and conferences.

Revenues for this segment increased $2.2 million, or 14.5%, from $15.0 million for the three months ended March 31, 2003 to $17.2 million for the same period in 2004. Trade shows and conferences accounted for $1.9 million of the increases while publishing accounted for the remainder. First-quarter results were positively impacted by a highly successful 2004 Natural Products Expo (“NPE”) West show, which experienced growth over last year’s event in attendance, number of exhibitors, and number of floored booths. The success of the 2004 NPE West show is not only a positive indicator for the 2005 show but also should create a positive impact on the NPE East event which will take place in October in Washington, D.C.

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

Our primary 2004 cash needs will be for working capital, debt service, capital expenditures, business restructuring charges, and severance and other related costs expected to be paid upon the departure of our chief executive officer in 2004. Our largest annual cash requirements are for our debt service costs, which are expected to be approximately $36.9 million in 2004. Capital expenditures in 2004 are expected to be approximately $3.0 million to $3.5 million, while cash payments in 2004 related to our business restructuring initiatives are expected to be approximately $3.6 million (restated). Other cash payments expected to be made in 2004 include contributions of approximately $1.5 million to our defined benefit pension plan and approximately $1.8 million to the new Retirement and Savings Plan. Cash expenditures related to the departure of Mr. Thomas L. Kemp are expected to be approximately $2.4 million in 2004.

We have no principal repayment requirements until maturity of our Secured Notes in October 2007. In addition, we have no bank debt and no maintenance covenants on our existing bond debt.

We believe that our existing sources of liquidity, along with revenues expected to be generated from operations, will be sufficient to fund our operations, anticipated capital expenditures, working capital, and other financing requirements through at least March 31, 2005. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both, to remain in business. Our ability to meet cash operating requirements depends upon our future performance, which is subject to general economic conditions and to financial, competitive, business, and other factors. The Company’s ability to return to sustained profitability at acceptable levels will depend on a number of risk factors, many of which are largely beyond the Company’s control. If we are unable to meet our debt obligations or fund our other liquidity needs, particularly if the revenue environment continues to deteriorate, we may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities. We cannot assure you that such additional financing will be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants issued, including the conversion price, dividend, and liquidation adjustment provisions, could result in substantial dilution to common stockholders. The redemption price premiums and board representation rights could negatively impact our ability to access the equity markets in the future.

The Company has implemented, and continues to implement, various cost-cutting programs and cash conservation plans, which involve the limitation of capital expenditures and the control of working capital.

Analysis of Cash Flows

Penton’s total cash and cash equivalents was $30.5 million at March 31, 2004, compared with $29.6 million at December 31, 2003. Cash provided by operating activities was $2.0 million for the three months ended March 31, 2004, compared with $47.3 million for the same period in 2003. Operating cash flows for the three months ended March 31, 2004, reflected a net loss of $5.9 million (restated), offset by a net increase in working capital items of approximately $2.5 million and non-cash charges (primarily depreciation and amortization) of approximately $5.5 million (restated). Operating cash flows for the three months ended March 31, 2003, reflected a net loss of $9.9 million (restated), which was offset by a net working capital increase of approximately $46.6 million and non-cash charges (primarily depreciation and amortization) of approximately $10.5 million (restated).

The decrease in operating cash flows for the three months ended March 31, 2004, compared with the same 2003 period was due primarily to the tax refund received in January 2003 of approximately $52.7 million.

Investing activities used $0.8 million (restated) of cash for the three months ended March 31, 2004 for capital expenditures. This use was partially offset by proceeds received from notes receivable. Investing activities provided $4.4 million (restated) of cash for the three months ended March 31, 2003, primarily from proceeds of $3.3 million from the sale of PTS in January 2003 and net proceeds of $1.8 million received on notes receivable. These proceeds were partially offset by capital expenditures of $0.6 million.

Financing activities used $0.4 million (restated) of cash for the three months ended March 31, 2004 primarily for cash overdrafts and restricted cash. Financing activities used $4.8 million (restated) of cash for the three months ended March 31, 2003, due primarily to the repayment of $4.5 million of our senior secured credit facility and cash overdrafts. These uses in 2003 were partially offset by proceeds of approximately $0.3 million from the partial repayment of an officer’s loan.

Risk Factors

Management’s concerns remain consistent with and should be read in conjunction with the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

New Accounting Pronouncements

See Note 1 – Basis of Presentation of the notes to the consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure and controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

Management had previously concluded the Company’s disclosure controls and procedures were effective as of March 31, 2004. However, in connection with the preparation of this Amendment, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2004 because of the material weakness described below.

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

On March 24, 2005 following a comprehensive review of the Company’s deferred tax assets and deferred tax liabilities management concluded that the Company’s previously issued consolidated financial statements should be restated to correct the computation of our valuation allowance for deferred tax assets, which resulted in an increase to income tax expense. Management determined that certain deferred tax liabilities had been incorrectly offset against its deferred tax assets. Under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” taxable temporary differences related to indefinite-lived intangible assets or tax-deductible goodwill (for which reversal cannot be anticipated) should not be offset against deductible temporary differences for other indefinite-lived intangible assets or tax-deductible goodwill when scheduling reversals of temporary differences. Management determined that this control deficiency constitutes a material weakness in the Company’s disclosure controls and procedures and internal control over financial reporting.

Management evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, “Materiality” and concluded that the cumulative effects of the corrections were material to its annual consolidated financial statements for 2004, 2003 and 2002 and the related quarterly condensed consolidated financial statements for such periods. As a result, the Company concluded that it would restate its previously issued annual consolidated financial statements for the year ended December 31, 2004 and interim financial statements for each of the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004, to recognize the impact of the correction.

As of March 31, 2004, no steps had been taken by management to remediate this material weakness; however, as of the date of this Amendment, the Company had implemented steps to remediate this material weakness by adding additional levels of tax review and requiring all personnel who have responsibilities for the Company’s income taxes to attend an annual SFAS 109 review course.

Changes in Internal Control Over Financial Reporting

During the period covered by this report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit No.	Description of Document
31.1	Principal executive officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal financial officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

The Registrant has filed or furnished the following Current Reports on Form 8-K during the period covered by this report:

Date of Report	Items Reported
February 26, 2004	Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

Item 12. Results of Operations and Financial Condition

March 24, 2004	Item 5. Other Events

March 30, 2004	Item 12. Results of Operations and Financial Condition

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penton Media, Inc. (Registrant)

By:	/s/PRESTON L. VICE

Preston L. Vice
Chief Financial Officer

Date: May 20, 2005

EXHIBIT INDEX

Exhibit No.	Description of Document
31.1	Principal executive officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal financial officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.