Form 10-Q
period 2005-03-31
PENTON MEDIA INC
filed 2005-05-20
CIK 1062441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 19, 2005).

Common Stock: 34,487,872 shares

PENTON MEDIA, INC.
Form 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

PENTON MEDIA, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, Dollars in thousands)

	March 31,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$4,832	$7,661
Restricted cash	193	125
Accounts receivable, less allowance for doubtful accounts of $2,623 and $2,826 in 2005 and 2004, respectively	27,866	30,571
Inventories	1,125	856
Deferred tax assets	276	276
Prepayments, deposits and other	5,111	3,672
Current assets held for sale	7,432	—

Total current assets	46,835	43,161

Property and equipment, less accumulated depreciation of $31,679 and $30,989 in 2005 and 2004, respectively	13,007	14,793

Other assets:
Goodwill	172,871	176,162
Other intangible assets, net	6,331	6,846
Other non-current assets	6,338	6,412

	185,540	189,420

	$245,382	$247,374

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004
Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable	$6,144	$6,808
Accrued compensation and benefits	3,695	5,880
Other accrued expenses	23,191	13,937
Unearned income, principally trade show and conference deposits	13,664	23,274
Current liabilities held for sale	4,450	—

Total current liabilities	51,144	49,899

Long-term liabilities and deferred credits:
Senior secured notes, net of discount	157,082	157,047
Senior subordinated notes, net of discount	166,678	172,017
Net deferred pension credits	10,422	10,568
Deferred tax liability	20,600	19,903
Other non-current liabilities	6,687	7,010

	361,469	366,545

Commitments and contingencies

Mandatorily redeemable convertible preferred stock, par value $0.01 per share; 50,000 shares authorized, issued and outstanding; redeemable at $1,000 per share	68,985	67,162

Series M preferred stock, par value $0.01 per share; 150,000 shares authorized, 68,625 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	8	4

Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 1,800,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 per share; 155,000,000 shares authorized; 34,487,872 and 33,832,004 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	343	337
Capital in excess of par value	213,312	215,027
Retained deficit	(448,254)	(450,067)
Notes receivable from officers, less reserve of $5,848 at March 31, 2005 and December 31, 2004, respectively	—	—
Accumulated other comprehensive loss	(1,625)	(1,533)

	(236,224)	(236,236)

	$245,382	$247,374

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, Dollars and shares in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Revenues	$53,331	$52,791

Operating expenses:
Editorial, production and circulation	20,370	20,335
Selling, general and administrative (including $2.4 million of executive separation costs in 2004)	17,465	22,603
Restructuring and other charges	66	860
Depreciation and amortization	2,267	2,848

	40,168	46,646

Operating income	13,163	6,145

Other income (expense):
Interest expense	(9,383)	(9,458)
Interest income	30	86
Gain on extinguishment of debt	1,589	—
Other, net	(8)	(2)

	(7,772)	(9,374)

Income (loss) from continuing operations before income taxes	5,391	(3,229)

Provision for income taxes	778	764

Income (loss) from continuing operations	4,613	(3,993)

Discontinued operations:
Loss from discontinued operations, net of taxes	(2,800)	(1,909)

Net income (loss)	1,813	(5,902)

Amortization of deemed dividend and accretion of preferred stock	(1,823)	(5,193)

Net loss applicable to common stockholders	$(10)	$(11,095)

Net income (loss) per common share – basic and diluted:
Income (loss) from continuing operations applicable to common stockholders	$0.08	$(0.27)
Discontinued operations, net of taxes	(0.08)	(0.06)

Net income (loss) applicable to common stockholders	$0.00	$(0.33)

Weighted-average number of shares outstanding:
Basic and diluted	34,522	33,536

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
Net cash provided by operating activities	$1,578	$2,040

Cash flows from investing activities:
Capital expenditures	(189)	(875)
Decreases in notes receivable	—	98

Net cash used for investing activities	(189)	(777)

Cash flows from financing activities:
Repurchase of 10-3/8% senior subordinated notes	(3,795)	—
Increase in restricted cash	(68)	(193)
Decrease in cash overdraft balance	(348)	(220)

Net cash used for financing activities	(4,211)	(413)

Effect of exchange rate changes on cash	(7)	(26)

Net (decrease) increase in cash and cash equivalents	(2,829)	824
Cash and cash equivalents at beginning of year	7,661	29,626

Cash and cash equivalents at end of period	$4,832	$30,450

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ACCOUNTING POLICIES

Basis of Presentation

Penton Media, Inc., together with its subsidiaries, is herein referred to as either “Penton” or the “Company.” These financial statements have been prepared by management in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited interim consolidated financial statements should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company realigned its business segments during the third quarter of 2004. Accordingly, the historical results of operations of the Company’s segments have been recast to reflect the current segment reporting (See Note 13 – Segments, for additional information).

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

Restricted Cash

Restricted cash represents deposits related to medical self insurance requirements. At March 31, 2005, cash balances totaling $0.2 million were subject to such restrictions, compared to $0.1 million at December 31, 2004.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Pro forma information regarding net income (loss) and earnings per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” and has been determined as if Penton had accounted for its stock-based compensation under SFAS 123.

The weighted-average fair value of options granted during the first three months of 2004 was $0.84. No options were granted in the first three months of 2005. The fair value of the 2004 options was estimated on the date of grant using the Black-Scholes option-pricing model, under the following assumptions:

2004
Risk-free interest rate	3.65%
Dividend yield	0.00%
Expected volatility	136.29%
Expected life	7 years

Had compensation cost for Penton’s stock-based compensation plans been determined based on the fair value methodologies consistent with SFAS 123, Penton’s net loss applicable to common stockholders and earnings per share for the three months ended March 31, 2005 and 2004 would have been as follows (in thousands, except per share data):

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
Net loss applicable to common stockholders:
As reported	$(10)	$(11,095)
Add: Stock-based employee compensation expense included in net loss applicable to common stockholders, net of related tax effects	3	127
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(115)	(360)

Pro forma net loss applicable to common stockholders	$(122)	$(11,328)

Basic and diluted earnings per share:
As reported	$0.00	$(0.33)
Pro forma	$0.00	$(0.34)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS 123 and supersedes APB 25. SFAS 123(R) requires recognition of an expense when a company exchanges its equity instruments for goods or services, based on the fair value of the share-based compensation at the grant date. The related expense is recognized over the period in which the share-based compensation vests. SFAS 123(R) permits either a prospective or one of two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS 123. The Company is required to adopt the provisions of SFAS 123(R) effective January 1, 2006, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Prior periods may be restated. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “TOPIC 14: Share-based payment” (“SAB 107”). SAB 107 addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. This bulletin is effective immediately. The Company has not yet finalized its decision concerning the transition method it will utilize to adopt SFAS 123(R) and its impact on the financial statements.

In March 2005, the FASB Staff issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” as well as other issues related to asset retirement obligations. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is in the process of determining if this interpretation will have any impact on its financial statements.

NOTE 2 – DISPOSALS

Penton’s management regularly reviews its portfolio to determine what markets and properties provide the Company with the greatest opportunity for market leadership and long-term growth. As part of that review process, management determined that our International segment did not fit our strategic growth objectives as we focus new product innovation on e-media and on leveraging our strong print brands in the United States and Asia.

At March 31, 2005, the assets of our Penton Media Europe (“PM Europe”) operations were classified as held for sale under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The sale of 90% of the Company’s interest in PM Europe was completed in April 2005 for approximately $4.4 million, with no gain or loss on disposal. However, the Company recorded an impairment charge of $1.8 million for its long-lived assets during the three months ended March 31, 2005, in contemplation of this sale. PM Europe was part of our International segment. The results of PM Europe are reported as discontinued operations for all periods presented. The Company’s 10% interest that remains, will be accounted for using the cost method, as the Company does not exercise significant influence.

In December 2004, the Company completed the sale of 70% of its interest in Penton Media Germany (“PM Germany”), a consolidated subsidiary, to Neue Medien Ulm Holdings GmbH (“Neue Medien”) for $0.8 million in cash. PM Germany was

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

also part of our International segment. At December 31, 2004, the sale of PM Germany did not qualify for discontinued operations treatment because PM Germany and PM Europe are considered one component for SFAS 144 purposes and PM Europe did not meet the held for sale criteria at such date. However, since PM Europe is being classified as held for sale at March 31, 2005, the results of PM Germany are reported as part of discontinued operations for all periods presented. At March 31, 2005, the Company retains a 15% interest in PM Germany, which includes a call/put option. The Company accounts for its investment using the cost method, as the Company does not exercise significant influence.

Revenues and net loss from discontinued operations, net of taxes for all periods present are as follows:

	Three Months Ended
	March 31,
	2005	2004
Revenues	$559	$1,151

Discontinued operations:
Loss from operations of discontinued component	$(2,800)	$(1,430)
Gain (loss) on disposal	—	—
Income tax provision	—	(479)

Loss on discontinued operations, net of taxes	$(2,800)	$(1,909)

At March 31, 2005, assets and liabilities related to PM Europe were classified separately on the consolidated balance sheets as held for sale. The carrying amounts of the major classes of assets and liabilities included in these balances are as follows:

March 31,
2005
ASSETS
Accounts receivable, net	$3,275
Prepayments, deposits and other	1,093
Property and equipment	388
Goodwill	1,884
Other assets	792

Current assets held for sale	$7,432

LIABILITIES
Accounts payable	$102
Accrued expenses and other	342
Unearned income	4,006

Current liabilities held for sale	$4,450

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – GOODWILL AND OTHER INTANGIBLES

As required under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company assesses goodwill for impairment at least annually since its initial adoption of SFAS 142 on January 1, 2002. As a result of PM Europe being classified as held for sale during the three months ended March 31, 2005, the Company performed a SFAS 142 analysis for this reporting unit, which resulted in an impairment charge of approximately $1.4 million.

Changes in the carrying amount of goodwill for the three months ended March 31, 2005, by operating segment, are as follows (in thousands):

	Balance at		Reclassed to	Balance at
	December 31,	Impairment	held for	March 31,
	2004	charge	sale	2005
Industry	$35,777	$—	$—	$35,777
Technology	26,346	—	—	26,346
Retail	25,824	—	—	25,824
Lifestyle	84,924	—	—	84,924
International	3,291	(1,407)	(1,884)	—

Total	$176,162	$(1,407)	$(1,884)	$172,871

The Company also performed an SFAS 144 impairment analysis for PM Europe, which resulted in an impairment charge of approximately $0.4 million.

At March 31, 2005, other intangibles recorded in the consolidated balance sheets are comprised of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
Trade names	$4,823	$(3,987)	$836
Mailing/exhibitor lists	9,364	(5,626)	3,738
Advertiser relationships	5,624	(4,368)	1,256
Subscriber relationships	1,929	(1,442)	487
Other	38	(24)	14

Balance at March 31, 2005	$21,778	$(15,447)	$6,331

Other intangibles are being amortized over 3 to 15 years. Total amortization expense for the three months ended March 31, 2005 and 2004 was $0.4 million and $0.6 million, respectively. Amortization expense estimated for these intangibles for 2005 through 2009 are as follows (in thousands):

Year Ended
December 31,	Amount
2005	$1,714
2006	$1,536
2007	$904
2008	$414
2009	$401

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – DEBT

Loan and Security Agreement

At March 31, 2005, the Company has $39.8 million available under its Loan and Security Agreement. Pursuant to the terms of the Loan and Security Agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.25x the Company’s last twelve months adjusted EBITDA measured through August 13, 2005, and 2.0x thereafter; (iii) 40% of the Company’s last six months of revenues; or (iv) 25% of the Company’s enterprise value, as determined annually by a third party. The Loan and Security Agreement facility bears interest at LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months adjusted EBITDA to 2.0x after March 31, 2005. The Loan and Security Agreement permits the Company to sell assets of up to $12.0 million in the aggregate during the term or $5.0 million in any single asset sale; and complete acquisitions of up to $5.0 million per year. Included in the Loan and Security Agreement are two stand-by letters of credit of $0.1 million and $0.1 million, respectively, required by two of the Company’s facility leases. The amounts of the letters of credit reduce the availability under the Loan and Security Agreement. As of March 31, 2005, no amounts were drawn under the stand-by letters of credit. Costs representing bank fees and other professional fees of $1.9 million are being amortized over the life of the agreement. At March 31, 2005, there were no amounts outstanding under the Loan and Security Agreement (see Note 16 – Subsequent Events). The Loan and Security Agreement expires in August 2007.

The Loan and Security Agreement contains several provisions that could have a significant impact as to the classification as well as the acceleration of payments for borrowings outstanding under the agreement, including the following:

(i)	the obligation of the lender to provide any advances under the agreement is subject to no material adverse change events;
(ii)	reserves may be established against the borrowing base for sums that the Company is required to pay, such as taxes and assessments and other types of required payments, and has failed to pay;
(iii)	in the event of a default under the agreement, the lender has the right to direct all cash that is deposited in the Company’s lock boxes to the lender to pay down outstanding borrowings;
(iv)	the agreement establishes cross-defaults to the Company’s other indebtedness (such as the 11-7/8% senior secured notes and 10-3/8% senior subordinated notes) such that a default under the Loan and Security Agreement could cause a default under the note agreements and vice versa; however, default-triggering thresholds are different in the loan agreement and the notes; and
(v)	if the Company is in default of any material agreement to which it is a party and the counter-party to that agreement has the right to terminate such agreement as a result of the default, this constitutes an event of default under the Loan and Security Agreement.

Under the Loan and Security Agreement, the lenders reserve the right to deem loans in default, and in those limited circumstances, could accelerate payment of any outstanding loan balances should the Company undergo a material adverse event. Even though the criteria defining a material adverse event are subjective, the Company does not believe that the exercise of the lenders’ right is probable nor does it foresee any material adverse events in 2005. In addition, the Company believes that the 11-7/8% senior secured notes and 10-3/8% senior subordinated notes are long-term in nature. Accordingly, the Company continues to classify its notes as long term.

Senior Secured Notes

At March 31, 2005, the Company has $157.5 million of 11-7/8% senior secured notes (the “Secured Notes”) that are due in October 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes were offered at a discount of $0.8 million, which is being amortized using the interest method over the term of the Secured Notes. Amortization of the discount was immaterial for the three months ended March 31, 2005 and 2004, respectively.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Senior Subordinated Notes

At March 31, 2005 the Company has $169.5 million of 10-3/8% senior subordinated notes (the “Subordinated Notes”) that are due in June 2011. Interest is payable on the Subordinated Notes semiannually on June 15 and December 15. The Subordinated Notes were offered at a discount of $4.2 million, which is being amortized using the interest method, over the term of the Subordinated Notes. Amortization of the discount was approximately $0.2 million and $0.1 million for the three months ended March 31, 2005 and 2004, respectively.

In February 2005, the Company repurchased $5.5 million par value of the Subordinated Notes for a total of $3.9 million, including $0.1 million of accrued interest, using excess cash on hand. The notes were purchased in the open market and were trading at 69% of their par value at the time of purchase. The repurchase resulted in a gain of approximately $1.6 million, which is classified as gain on extinguishment of debt in the consolidated statement of operations. The repurchase will reduce the Company’s annual interest charges by nearly $0.6 million.

Interest Payments

Interest payments of $0.1 million were made during the three months ended March 31, 2005. No interest payments were made in the first quarter 2004. Interest of $14.5 million and $5.4 million were accrued for at March 31, 2005 and December 31, 2004, respectively, and are included in other accrued expenses on the consolidated balance sheets.

NOTE 5 – PREFERRED STOCK

On September 13, 2004, the Company filed a Certificate of Designations governing a new series of preferred stock, $0.01 par value (the “Series C Preferred”), with the Secretary of State for the State of Delaware. The Series C Preferred was exchanged on a share-for-share basis with the Company’s Series B Preferred Stock, $0.01 par value (the “Series B Preferred”). The Certificate of Designations for the Series C Preferred is identical to the Series B Preferred Stock Certificate of Designations except:

•	the new series allows for the sharing of the liquidation preference with the new Series M Preferred stock (discussed below),
•	certain technical and correcting amendments have been made to the Certificate of Designations for the Series C Preferred stock, including fixing the formula used to calculate the “Change of Control Cap” (as defined in the Series C Preferred Stock Certificate of Designations), and
•	certain conforming changes were made to the Series C Preferred Stock Certificate of Designations to account for the fact that the Series C Preferred stock was issued in exchange for the Series B Preferred stock.

At March 31, 2005, an event of non-compliance continues to exist under our Series C Convertible Preferred because the Company’s leverage ratio of 10.5 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. Upon the occurrence of this event of non-compliance, the 5% per annum dividend rate on the Series C Preferred stock has increased by one percentage point as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to the current maximum rate of 10% per annum. The dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5.

The conversion price of the preferred stock at March 31, 2005 is $7.61.

The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company’s outstanding notes or the Loan and Security Agreement. As such, there is no acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences have not resulted in any cash outflow from the Company.

Under the conversion terms of the Series C Preferred, each holder has a right to convert dividends into additional shares of common stock. At March 31, 2005, no dividends have been declared. However, in light of each holder’s conversion right and considering the increase in the dividend rate, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). For the three months

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ended March 31, 2005, $1.8 million has been reported as an increase in the carrying value of the Series C Preferred stock and a charge to capital in excess of par value in light of the stockholders’ deficit.

The Board of Directors of the Company created the Series M Preferred (“Series M Preferred”) in 2004 as a long-term incentive plan to incentitize management by giving them an equity stake in the performance of the Company. The Series M Preferred is limited to 150,000 shares, of which 68,625 shares have been issued at March 31, 2005. The Series M Preferred is treated under fixed plan accounting and is classified in the mezzanine section of the balance sheet because redemption is outside the control of the Company. An immaterial amount of expense was recognized for the three months ended March 31, 2005.

Among other rights and provisions, the Series M Preferred provides that the holder of each share will receive a cash distribution upon any liquidation, dissolution, winding up or change of control of the Company. The amount of such distribution is first a percentage of what the holders of Series C Preferred and second a percentage of what the holders of the Company’s common stock would receive upon such liquidation, dissolution, winding up or change of control.

If the Company had been sold on March 31, 2005, the bondholders would have been entitled to receive $330.3 million and the preferred stockholders would have been entitled to receive $154.2 million before the common stockholders would have received any amounts for their common shares. The amount the preferred stockholders would be entitled to receive could increase significantly in the future under certain circumstances. Common stockholders are urged to read the terms of the preferred stock carefully.

NOTE 6 – COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

Executive Loan Program

On March 31, 2005 and December 31, 2004, the outstanding loan balance due under the Executive Loan Program was approximately $5.8 million. The loan balance is fully reserved for and is classified in the stockholders’ deficit section of the consolidated balance sheets as notes receivable from officers.

Management Stock Purchase Plan

During the first three months of 2005, 69,775 shares of the Company’s common stock were issued under this plan leaving a balance of 847 restricted stock units (“RSUs”) outstanding at March 31, 2005.

Equity and Performance Incentive Plan

Stock Options

In the first quarter of 2005, 4,350 options were cancelled, leaving 1,428,325 options outstanding at March 31, 2005.

Deferred Shares

For the three months ended March 31, 2005, 614,706 shares of the Company’s common stock were issued under this plan leaving no outstanding deferred shares at March 31, 2005. An immaterial amount of expense was recognized in 2005. For the three months ended March 31, 2004, approximately $0.1 million was recognized as expense related to deferred shares.

Performance Units

At March 31, 2005, 113,500 performance units remain outstanding related to two executives. Subject to the attainment of certain performance goals from January 1, 2003 through December 31, 2005, each grantee can earn a cash award with respect to each performance unit. For the three months ended March 31, 2005 and 2004, respectively, an immaterial amount and $0.1 million were recognized as expense related to these performance units.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Treasury Stock

In the first three months of 2005, 28,613 shares were returned to the Company by a certain executive to cover taxes for deferred shares which were issued. Treasury stock is purchased for constructive retirement and is carried at cost and recorded as a net decrease in capital in excess of par value.

NOTE 7 – EMPLOYEE BENEFIT PLANS

Effective January 1, 2004, the Company’s defined benefit plan was amended to freeze benefit accruals. The Company is not required to make any contributions to its defined benefit plan in 2005.

The following table summarizes the components of our defined benefit pension expense and supplemental executive retirement plan (“SERP”) pension expense for the three months ended March 31, 2005 and 2004 (in thousands):

	Retirement Plan		SERP Plan
	2005	2004	2005	2004
Interest cost	$632	$612	$6	$13
Expected return on plan assets	(715)	(721)	—	—
Amortization of actuarial gain	—	(26)	—	—

Net periodic benefit cost (benefit)	$(83)	$(135)	$6	$13

Concurrent with the freeze, the Company began making contributions to a new retirement account in the 401(k) Plan, which has been renamed the Penton Media, Inc. Retirement and Savings Plan (“RSP”). The RSP now includes the new retirement account and the “old” 401(k) savings account. Beginning in 2004, the Company began making monthly contributions to each employee’s retirement account equal to between 3% and 6% of the employee’s annual salary, based on age and years of service. Effective January 1, 2005, the Company changed the contribution to 3% and began making contributions quarterly instead of monthly. The Company’s contributions become fully vested once the employee has completed five years of service. The Company expects to make contributions of $1.6 million to the RSP in 2005. During the first three months of 2005, contributions of $0.4 million have been made.

Effective January 1, 2004, Penton’s SERP was amended to freeze benefits. In place of the SERP, the Company will accrue an amount equal to between 3% and 6% of the participants’ eligible salary plus an investment return equal to the Moody’s Aa Corporate Bond note. The accrued percentage is based on each executive’s age and years of service.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – EARNINGS PER SHARE

Earnings per share have been computed pursuant to the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Computations of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net loss applicable to common stockholders	$(10)	$(11,095)

Number of shares:
Weighted average shares outstanding — basic and diluted	34,522	33,536

Per share amount:
Income (loss) applicable to common stockholders – basic and diluted	$0.00	$(0.33)

Our preferred stock and RSUs are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the preferred stock and the RSUs as if the preferred stock and the RSUs had been converted into common stock. Emerging Issues Task Force (“EITF”) Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement 128, Earnings Per Share” (“EITF 03-6”) requires that participating securities included in the scope of EITF 03-6 be included in the computation of basic earnings per share if the effect of inclusion is dilutive. Vested RSUs and vested deferred shares are always included in the computation of basic earnings per share, as they are considered equivalent to common stock. For participating securities included in the scope of EITF 03-6, the use of the two-class method to determine whether the inclusion of such securities is dilutive is required. Furthermore, non-vested RSU’s are included in basic EPS using the two-class method in accordance with SFAS 128. To the extent not included in basic earnings per share, the redeemable preferred stock and the non-vested RSUs are considered in the diluted earnings per share calculation under the “if-converted” method and “treasury stock” method, respectively. At March 31, 2005 and 2004, redeemable preferred stock and non-vested RSUs were excluded from the calculation of basic earnings per share, as the results were anti-dilutive.

For the three months ended March 31, 2005, 1,428,325 stock options, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive.

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

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents net income (loss) plus the results of certain stockholders’ equity changes not reflected in the consolidated statements of operations. The after-tax component of comprehensive income (loss) for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income (loss)	$1,813	$(5,902)
Change in accumulated translation adjustment	(92)	155

Total comprehensive income (loss)	$1,721	$(5,747)

NOTE 10 – INCOME TAXES

For the three months ended March 31, 2005, the Company recorded tax expense of $0.8 million, from continuing operations. The difference between the Company’s effective tax rate and the U.S. statutory rate was primarily attributable to the Company continuing to maintain a full valuation allowance against its net operating loss carryforward as well as the amount by which its deferred tax assets exceeded its deferred tax liabilities, excluding the deferred tax liability related to indefinite-lived assets and state taxes. For the first quarter of 2004, the Company recorded tax expense of $0.8 million on a loss from continuing operations before income taxes of $3.2 million.

The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). At March 31, 2005 and December 31, 2004, the valuation allowance for net deferred tax assets and net operating loss carryforwards, excluding the deferred tax liability related to indefinite-lived intangibles totaled $103.8 million and $106.0 million, respectively.

The American Job Creation Act of 2004 was signed into law in October 2004. Due to the Company’s U.S. tax loss position, the law should not have a material impact on our income taxes.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On November 3, 2003, a lawsuit was brought against the Company for an unspecified amount by Alison & Associates, Inc. under the Telephone Consumer Protection Act (“TCPA”), which prohibits against the transmission of unsolicited fax advertisements. The lawsuit is a punative class action that seeks to represent a class of plaintiffs comprised of all individuals and entities who, during the period from November 3, 1999 through the present, received one or more facsimiles sent by or on behalf of the Company advertising the commercial availability of its products or services and who did not give their prior expressed permission or invitation to receive such faxes. The statutory penalty for a single violation of the TCPA is $500, although the penalty can increase to $1,500 per violation if the Company is found to have willfully or knowingly violated these laws. The case is currently pending in the Richmond County, Georgia, Superior Court, and the Company is complying with the Court’s order for discovery. The Company is uncertain as to the outcome of this case.

In the normal course of business, Penton is subject to a number of lawsuits and claims, both actual and potential in nature. While management believes that resolution of existing claims and lawsuits will not have a material adverse effect on Penton’s financial statements, management is unable to estimate the magnitude or financial impact of claims and lawsuits that may be filed in the future.

Tax Matters

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is probable that our positions will be sustained when challenged by the taxing authorities. As of March 31, 2005 we had not recognized tax benefits of approximately $2.3 million relating to various state tax positions. Should the ultimate outcome be unfavorable, we would be required to make a cash payment for all tax reductions claimed as of that date.

Current Liquidity

The Company believes that its existing sources of liquidity, along with revenues expected to be generated from operations, will be sufficient to fund operations, anticipated capital expenditures, working capital, and other financing requirements. However, if the Company continues to incur operating losses and negative cash flows in the future, Penton may need to further reduce its operating costs or obtain alternate sources of financing, or both, to remain viable. The Company’s ability to meet cash operating requirements depends upon its future performance, which is subject to general economic conditions and to financial, competitive, business, and other factors. The Company’s ability to return to sustained profitability at acceptable levels will depend on a number of risk factors, many of which are largely beyond the Company’s control. If the Company is unable to meet its debt obligations or fund its other liquidity needs, particularly if the revenue environment deteriorates, Penton may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities. Such additional financing may not be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants issued, including the conversion price, dividend and liquidation adjustment provisions could result in substantial dilution to common stockholders. The redemption price premiums and board representation rights could negatively impact our ability to access the equity markets in the future.

Other Commitments

In February 2005, the Company replaced its printing agreement with R.R. Donnelley dated December 1999 with a new seven-year agreement. The new agreement expires on December 31, 2011 unless a minimum revenue commitment to R.R. Donnelley of $42.0 million is not reached at which time the agreement would extend until the commitment is reached. The Company also agreed to consolidate certain magazines under the new agreement when the current contracts with other vendors expire. In exchange, the Company will receive certain credits in 2005 and pricing reductions in 2006 through 2011. In addition, the purchase commitments required in the old agreement of $7.2 million and $6.8 million in 2005 and 2006 have been eliminated.

NOTE 12 – BUSINESS RESTRUCTURING CHARGES AND SENIOR EXECUTIVE SEVERANCE

Senior Executive Severance

During the first quarter of 2004, the Company recorded $2.4 million of severance and other related costs as part of the separation of the Company’s former Chief Executive Officer as announced on March 24, 2004. For the three months ended March 31, 2004, these costs are classified with selling, general and administrative costs in the consolidated statements of operations.

Restructuring Charges

To maintain competitiveness and in reaction to the downturn in the business-to-business (“b-to-b”) media industry, Penton has implemented restructuring actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

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

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Personnel costs include payments for severance, benefits and outplacement services.

The following table shows the reconciliation of the liability balance between periods (in thousands):

	Severance
	and Other	Facility	Other
	Personnel Costs	Closing Costs	Exit Costs	Total
Accrual at December 31, 2004	$835	$7,492	$417	$8,744
Charges	156	—	—	156
Adjustments	(1)	1	(90)	(90)
Cash payments	(437)	(765)	(85)	(1,287)

Accrual at March 31, 2005	$553	$6,728	$242	$7,523

In the first quarter of 2005, the Company announced its plans to shut down its Wireless Systems Design print magazine, which is part of the Technology segment. The shutdowns will result in the termination of eight employees at a cost of approximately $0.2 million. As of March 31, 2005, the elimination of six positions had been completed. In March 2005, the Company was able to negotiate the termination of all of its restructured copier leases, which were classified in other exit costs, for approximately $0.1 million less than its original obligation.

Management expects to make cash restructuring payments during the remainder of 2005 of approximately $1.7 million, comprised of $0.5 million for employee separation costs, $1.0 million for facility lease obligations and $0.2 million for other contractual obligations. The balance of severance costs will be paid through the first quarter of 2007, and the balance of facility costs, primarily long-term leases, are expected to be paid through the end of the respective lease terms, which extend through 2013.

Amounts due within one year, approximately $2.0 million and $2.7 million at March 31, 2005 and December 31, 2004, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year, approximately $5.6 million and $6.0 million at March 31, 2005 and December 31, 2004, respectively, are included in other non-current liabilities on the consolidated balance sheets.

Restructuring charges, including adjustments, for the three months ended March 31, 2005 and 2004 are as follows, by segment:

	Three Months Ended
	March 31,
	2005	2004
Industry	$49	$350
Technology	(11)	235
Lifestyle	—	13
Retail	—	18
Corporate	28	166

Total	$66	$782

Also included in restructuring and other charges on the consolidated statements of operations for the three months ended March 31, 2004 is approximately $0.1 million in legal settlement costs.

NOTE 13 – SEGMENTS

Penton designates its operating segments based on how the chief operating decision maker reviews the Company’s performance. As the Company’s new CEO, Mr. Nussbaum, along with his executive team, assess and manage the Company’s operations differently than the prior management team resulting in a change in the Company’s reportable

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

segments effective in the third quarter of 2004. As a result of this change in reportable segments, all prior periods were recast to conform with the new segment format.

The Company’s segments include: Industry, Technology, Lifestyle, and Retail. As discussed in Note 2 – Disposals, the Company sold PM Germany in December 2004 and classified PM Europe as held for sale at March 31, 2005. These two operating subsidiaries, which are now classified as discontinued operations, made up our International segment. The results of our segments will, consistent with past practice, be regularly reviewed by the Company’s chief operating decision maker and the executive team to determine how resources will be allocated to each segment and to assess the performance of each segment. Penton’s four segments derive their revenues from publications, trade shows and conferences, and online media products.

Content of each of our segment publications, trade shows and conferences, and online media products is geared to customers in the following market sectors:

Industry	Technology
Manufacturing	Business Technology
Design/Engineering	Aviation
Mechanical Systems/Construction	Enterprise Information Technology
Government/Compliance	Electronics

Lifestyle	Retail
Natural Products	Food/Retail
Hospitality

The executive management team evaluates performance of each segment based on its revenues and adjusted segment EBITDA. As such, in the analysis that follows, the Company uses adjusted segment EBITDA, which is defined as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, impairment of assets, restructuring charges, executive separation costs, provision for loan impairment, gain on extinguishment of debt, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. Assets are not allocated to segments and as such have not been presented.

Summary information by segment for the three months ended March 31, 2005 and 2004, adjusted for discontinued operations, is as follows (in thousands):

	Revenues		Adjusted Segment EBITDA
	March 31,		March 31,
	2005	2004	2005	2004
Industry	$17,415	$17,181	$4,919	$4,285
Technology	13,326	13,942	2,231	1,977
Lifestyle	17,918	17,224	11,795	10,908
Retail	4,672	4,444	1,245	839

Total	$53,331	$52,791	$20,190	$18,009

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Segment revenues, all of which are realized from external customers, equal Penton’s consolidated revenues. The following is a reconciliation of Penton’s total adjusted segment EBITDA to consolidated income (loss) from continuing operations before income taxes (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Total adjusted segment EBITDA	$20,190	$18,009
General and administrative costs	(4,680)	(5,679)
Depreciation and amortization	(2,267)	(2,848)
Restructuring and other charges	(66)	(860)
Executive separation costs	(3)	(2,354)
Non-cash compensation	(11)	(123)
Interest expense	(9,383)	(9,458)
Interest income	30	86
Gain on extinguishment of debt	1,589	—
Other, net	(8)	(2)

Income (loss) from continuing operations before income taxes	$5,391	$(3,229)

NOTE 14 – SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Portions of the following transactions do not provide or use cash and accordingly, are not reflected in the condensed consolidated statements of cash flows.

For the three months ended March 31, 2005, Penton issued 69,775 shares under the Management Stock Purchase Plan and 614,706 deferred shares. In addition, Penton recorded amortization of deemed dividend and accretion on preferred stock of $1.8 million in the first quarter of 2005.

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

NOTE 15 – GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The following schedules set forth condensed consolidated balance sheets as of March 31, 2005, and December 31, 2004, and condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, and condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004. In the following schedules, “Parent” refers to Penton Media, Inc., “Guarantor Subsidiaries” refers to Penton’s wholly owned domestic subsidiaries, and “Non-guarantor Subsidiaries” refers to Penton’s foreign subsidiaries. “Eliminations” represent the adjustments necessary to eliminate the investments in Penton’s subsidiaries.

Effective January 1, 2005, several domestic subsidiaries were merged into Penton Media, Inc. Prior period condensed consolidating financial information has been adjusted to reflect these changes.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 – GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

PENTON MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2005

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$4,054	$185	$593	$—	$4,832
Restricted cash	193	—	—	—	193
Accounts receivable, net	23,145	3,696	1,025	—	27,866
Inventories	825	295	5	—	1,125
Deferred tax assets	273	3	—	—	276
Prepayments, deposits and other	4,690	253	168	—	5,111
Current assets held for sale	36	—	7,396	—	7,432

	33,216	4,432	9,187	—	46,835

Property and equipment, net	11,310	1,544	153	—	13,007
Goodwill	136,689	36,182	—	—	172,871
Other intangible assets, net	4,574	1,743	14	—	6,331
Other non-current assets	6,131	199	8	—	6,338
Investments in subsidiaries (1)	(228,041)	—	—	228,041	—

	(69,337)	39,668	175	228,041	198,547

	$(36,121)	$44,100	$9,362	$228,041	$245,382

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$27,695	$1,320	$320	$—	$29,335
Accrued compensation and benefits	3,246	426	23	—	3,695
Unearned income	8,833	2,839	1,992	—	13,664
Current liabilities held for sale	—	—	4,450	—	4,450

	39,774	4,585	6,785	—	51,144

Long-term liabilities and deferred credits:
Senior secured notes, net of discount	80,112	76,970	—	—	157,082
Senior subordinated notes, net of discount	85,006	81,672	—	—	166,678
Net deferred pension credits	10,422	—	—	—	10,422
Deferred tax liability	19,642	958	—	—	20,600
Intercompany advances	(108,543)	68,219	40,324	—	—
Other non-current liabilities	4,697	1,924	66	—	6,687

	91,336	229,743	40,390	—	361,469

Commitments and contingencies

Mandatorily redeemable convertible preferred stock	68,985	—	—	—	68,985

Series M preferred stock	8	—	—	—	8

Stockholders’ deficit:
Common stock and capital in excess of par value	213,655	203,752	16,566	(220,318)	213,655
Retained deficit	(448,254)	(393,938)	(52,744)	446,682	(448,254)
Notes receivable from officers, less reserve of $5,848	—	—	—	—	—
Accumulated other comprehensive income (loss)	(1,625)	(42)	(1,635)	1,677	(1,625)

	(236,224)	(190,228)	(37,813)	228,041	(236,224)

	$(36,121)	$44,100	$9,362	$228,041	$245,382

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 – GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

PENTON MEDIA, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2004

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$5,991	$73	$1,597	$—	$7,661
Restricted cash	125	—	—	—	125
Accounts receivable, net	22,033	4,248	4,290	—	30,571
Inventories	560	291	5	—	856
Deferred tax asset	273	3	—	—	276
Prepayments, deposits and other	2,896	39	737	—	3,672

	31,878	4,654	6,629	—	43,161

Property and equipment, net	12,304	1,693	796	—	14,793
Goodwill	136,689	36,182	3,291	—	176,162
Other intangible assets, net	4,688	1,950	208	—	6,846
Other non-current assets	6,168	208	36	—	6,412
Investment in subsidiaries	(221,148)	—	—	221,148	—

	(61,299)	40,033	4,331	221,148	204,213

	$(29,421)	$44,687	$10,960	$221,148	$247,374

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$18,121	$1,724	$900	$—	$20,745
Accrued compensation and benefits	4,961	902	17	—	5,880
Unearned income	16,337	2,760	4,177	—	23,274

	39,419	5,386	5,094	—	49,899

Long-term liabilities and deferred credits:
Senior secured notes, net of discount	80,094	76,953	—	—	157,047
Senior subordinated notes, net of discount	87,729	84,288	—	—	172,017
Net deferred pension credits	10,568	—	—	—	10,568
Deferred tax liability	18,947	956	—	—	19,903
Intercompany advances	(102,089)	61,420	40,669	—	—
Other non-current liabilities	4,981	2,029	—	—	7,010

	100,230	225,646	40,669	—	366,545

Commitments and contingencies
Mandatorily redeemable convertible preferred stock	67,162	—	—	—	67,162

Series M preferred stock	4	—	—	—	4

Stockholders’ equity (deficit):
Common stock and capital in excess of par value	215,364	203,660	16,566	(220,226)	215,364
Retained earnings (deficit)	(450,067)	(389,963)	(49,826)	439,789	(450,067)
Notes receivable from officers	—	—	—	—	—
Accumulated other comprehensive loss	(1,533)	(42)	(1,543)	1,585	(1,533)

	(236,236)	(186,345)	(34,803)	221,148	(236,236)

	$(29,421)	$44,687	$10,960	$221,148	$247,374

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 – GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenues	$47,029	$6,103	$199	$—	$53,331

Operating expenses:
Editorial, production and circulation	16,991	3,345	34	—	20,370
Selling, general and administrative	15,445	1,815	205	—	17,465
Restructuring and other charges	77	(11)	—	—	66
Depreciation and amortization	1,890	357	20	—	2,267

	34,403	5,506	259	—	40,168

Operating income (loss)	12,626	597	(60)	—	13,163

Other income (expense):
Interest expense	(4,755)	(4,570)	(58)	—	(9,383)
Interest income	30	—	—	—	30
Equity in losses of subsidiaries	(6,893)	—	—	6,893	—
Gain on extinguishment of debt	1,589	—	—	—	1,589
Other, net	(8)	—	—	—	(8)

	(10,037)	(4,570)	(58)	6,893	(7,772)

Income (loss) from continuing operations before income taxes	2,589	(3,973)	(118)	6,893	5,391

Provision for income taxes	776	2	—	—	778

Income (loss) from continuing operations	1,813	(3,975)	(118)	6,893	4,613

Loss from discontinued operations, net of taxes	—	—	(2,800)	—	(2,800)

Net income (loss)	$1,813	$(3,975)	$(2,918)	$6,893	$1,813

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 – GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2004

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenues	$45,042	$7,360	$389	$—	$52,791

Operating expenses:
Editorial, production and circulation	16,442	3,760	133	—	20,335
Selling, general and administrative	19,574	2,506	523	—	22,603
Restructuring and other charges	631	219	10	—	860
Depreciation and amortization	2,214	599	35	—	2,848

	38,861	7,084	701	—	46,646

Operating income (loss)	6,181	276	(312)	—	6,145

Other income (expense):
Interest expense	(4,859)	(4,510)	(89)	—	(9,458)
Interest income	86	—	—	—	86
Equity in losses of subsidiaries	(6,548)	—	—	6,548	—
Other, net	(2)	—	—	—	(2)

	(11,323)	(4,510)	(89)	6,548	(9,374)

Loss from continuing operations before income taxes	(5,142)	(4,234)	(401)	6,548	(3,229)

Provision for income taxes	760	4	—	—	764

Loss from continuing operations	(5,902)	(4,238)	(401)	6,548	(3,993)

Loss from discontinued operations, net of taxes	—	—	(1,909)	—	(1,909)

Net loss	$(5,902)	$(4,238)	$(2,310)	$6,548	$(5,902)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 – GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2005

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net cash provided by (used for) operating activities	$2,557	$139	$(1,118)	$—	$1,578

Cash flows from investing activities:
Capital expenditures	(149)	(27)	(13)	—	(189)

Net cash used for investing activities	(149)	(27)	(13)	—	(189)

Cash flows from financing activities:
Repurchase of 10-3/8% senior subordinated notes	(3,795)	—	—	—	(3,795)
Increase in restricted cash	(68)	—	—	—	(68)
Increase (decrease) in cash overdraft balance	(475)	—	127	—	(348)

Net cash provided by (used for) financing activities	(4,338)	—	127	—	(4,211)

Effect of exchange rate changes on cash	(7)	—	—	—	(7)

Net increase (decrease) in cash and cash equivalents	(1,937)	112	(1,004)	—	(2,829)
Cash and cash equivalents at beginning of year	5,991	73	1,597	—	7,661

Cash and cash equivalents at end of period	$4,054	$185	$593	$—	$4,832

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 – GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2004

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Cash flows provided by (used for) operating activities	$2,513	$(76)	$(397)	$—	$2,040

Cash flows from investing activities:
Capital expenditures	(838)	(11)	(26)	—	(875)
Decrease in notes receivable	—	—	98	—	98

Net cash provided by (used for) investing activities	(838)	(11)	72	—	(777)

Cash flows from financing activities:
Increase in restricted cash	(193)	—	—	—	(193)
Decrease in cash overdraft balance	(220)	—	—	—	(220)

Net cash used for financing activities	(413)	—	—	—	(413)

Effect of exchange rate changes on cash	(26)	—	—	—	(26)

Net increase (decrease) in cash and cash equivalents	1,236	(87)	(325)	—	824
Cash and cash equivalents at beginning of year	27,125	147	2,354	—	29,626

Cash and cash equivalents at end of period	$28,361	$60	$2,029	$—	$30,450

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 – SUBSEQUENT EVENTS

On April 1, 2005, the Company borrowed $6.0 million under the Company’s Loan and Security Agreement. The proceeds were used to pay the interest due on April 1 under the Company’s 11-7/8% senior secured notes. As of the date of this filing, the Company has repaid all outstanding amounts under the Loan and Security Agreement with proceeds from the sale of PM Europe and cash provided from operations.

At March 31, 2005, the assets of our PM Europe operations were classified as held for sale. The sale of 90% of the Company’s interest in PM Europe was completed in April 2005 for approximately $4.4 million, with no gain or loss on disposal. However, the Company recorded impairment charges of $1.8 million during the three months ended March 31, 2005, in contemplation of this sale. The results of PM Europe, including these impairment charges, are included in discontinued operations for all periods presented. PM Europe was part of the Company’s International segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future results. Penton considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. Although Penton believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. A number of important factors could cause Penton’s results to differ materially from those indicated by such forward-looking statements, including, among other factors:

•	fluctuations in advertising revenue with general economic cycles;
•	economic uncertainty exacerbated by potential terrorist attacks on the United States, the impact of U.S. military and political engagement in Iraq, and other geopolitical events;
•	the performance of our natural products industry trade shows;
•	the seasonality of revenues from trade shows and conferences;
•	our ability to launch new products that fit strategically with and add value to our business;
•	our ability to penetrate new markets internationally;
•	increases in paper and postage costs;
•	the effectiveness of our cost-saving efforts;
•	the infringement or invalidation of Penton’s intellectual property rights;
•	pending litigation;
•	government regulation;
•	competition; and
•	technological changes.

Except as expressly required by the federal securities laws, Penton does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.

OVERVIEW

Penton Media, Inc. is a diversified business-to-business (“b-to-b”) media company. We provide media products that deliver proprietary business information to owners, operators, managers and professionals in the industries we serve. Through these products, we offer industry suppliers multiple ways to reach their customers and prospects as part of their sales and marketing efforts. In June 2004, the Company appointed David B. Nussbaum as Chief Executive Officer (“CEO”). Mr. Nussbaum is now Penton’s chief operating decision maker. After reviewing the Company’s operations, Mr. Nussbaum and the executive team implemented a change in the Company’s reportable segments effective in the third quarter of 2004 to conform with the way the Company’s businesses are now assessed and managed. The Company is structured along segment and industry lines rather than by product lines. This enables us to promote our related group of products, including publications, trade shows and conferences, and online media products, to our customers. As a result of this change in reportable segments, all prior periods were recast to conform with the new segment format.

Management’s key objective is to restore value for our stockholders. We are focused on conserving cash and maintaining liquidity. We reduced long-term debt from $332.5 million at December 31, 2004 to $327.0 million at March 31, 2005 through the repurchase of $5.5 million face value of our Subordinated Notes in February 2005. The purchase will result in a reduction of the Company’s annual interest payments by $0.6 million. We continue to work with our Board of Directors on strategies for strengthening the Company’s balance sheet.

RECENT DEVELOPMENTS

Sale of Properties

Penton’s management regularly reviews its portfolio to determine what markets and properties provide us with the greatest opportunity for market leadership and long-term growth. As part of that review process, management determined that our International segment did not fit our strategic growth objectives as we focus new product innovation on e-media and on leveraging our strong print brands in the United States and Asia.

At March 31, 2005, the assets of our Penton Media Europe (“PM Europe”) operations were classified as held for sale. The sale of 90% of the Company’s interest in PM Europe was completed in April 2005 for approximately $4.4 million, with no gain or loss on disposal. However, the Company recorded impairment charges of $1.8 million for its long-lived assets during the three months ended March 31, 2005, in contemplation of this sale. PM Europe was part of the Company’s International segment. The Company’s 10% interest which remains, will be accounted for using the cost method, as the Company does not exercise significant influence.

In December 2004, the Company completed the sale of 70% of its interest in PM Germany, a consolidated subsidiary, to Neue Medien Ulm Holdings GmbH (“Neue Medien”) for $0.8 million in cash. PM Germany was part of our International segment. At March 31, 2005, the Company retains a 15% interest in PM Germany, which includes a call/put option. The Company accounts for its investment using the cost method, as the Company does not exercise significant influence.

Restatement of Financial Statements

On March 24, 2005, the Company’s management concluded that the Company’s previously issued consolidated financial statements should be restated to increase income tax expense to correct the computation of our valuation allowance for deferred tax assets. Management reached this conclusion following a comprehensive review of the Company’s deferred tax assets and deferred tax liabilities. The Company evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, “Materiality,” (“SAB 99”) and concluded that the cumulative effects of the corrections were material to its annual consolidated financial statements for 2004, 2003 and 2002 and the related quarterly consolidated financial statements for such periods.

These financial statements reflect adjustments to the Company’s previously reported financial information on Form 10-Q for the three months ended March 31, 2004. The Company has restated and filed an amendment to its quarterly report on Form 10-Q for the period March 31, 2004 prior to the filing of its March 31, 2005 Form 10-Q and will restate the financial statements included in its quarterly reports on Form 10-Q for the periods ended June 30, 2004 and September 30, 2004 as expeditiously as possible.

Senior Subordinated Notes Repurchase

In February 2005, the Company repurchased $5.5 million par value of its 10-3/8% senior subordinated notes for a total of $3.9 million, including $0.1 million of accrued interest, using excess cash on hand. These notes were purchased in the open market and were trading at 69% of their par value at the time of purchase. The repurchase resulted in a gain of approximately $1.6 million.

Loan and Security Agreement

On April 1, 2005, the Company borrowed $6.0 million under the Company’s Loan and Security Agreement. The proceeds were used to pay the interest due on April 1 under the Company’s 11-7/8% senior secured notes. As of the date of this filing, the Company has repaid all outstanding amounts under the Loan and Security Agreement with proceeds from the sale of PM Europe and cash provided from operations.

Board of Director Changes

On April 20, 2005, the Company’s Board of Directors increased the number of directors from seven to eight and appointed Harlan A. Levy as a new Director. Mr. Levy will stand for election for a two-year term expiring in 2007 at the Company’s annual meeting of stockholders to be held on July 19, 2005.

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

The following table summarizes our revenues for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004	Change
	(Dollars in millions)
Revenues	$53.3	$52.8	1.0%

A summary of these revenues by product is as follows:

	Three Months Ended
	March 31,
	2005	2004	$ Change	% Change
	(In thousands)
Publishing	$32,688	$33,510	$(822)	(2.5)%
Trade shows & conferences	16,530	15,849	681	4.3%
Online media	4,113	3,432	681	19.8%

Total revenues	$53,331	$52,791	$540	1.0%

Total revenues increased $0.5 million, or 1.0%, from $52.8 million for the three months ended March 31, 2004 to $53.3 million for the same period in 2005. The increase was due to an increase in online media revenues of $0.7 million, or 19.8%, from $3.4 million for the three months ended March 31, 2004 to $4.1 million for the same 2005 period and an increase in trade show and conferences revenue of $0.7 million, or 4.3%, from $15.8 million for the three months ended March 31, 2004 to $16.5 million for the same 2005 period. This increase was offset by a decrease in publishing revenues of $0.8 million, or 2.5%, from $33.5 million for the three months ended March 31, 2004 to $32.7 million for the same 2005 period.

The $0.8 million, or 2.5%, decrease in publishing revenues was primarily due to lower advertising revenues, lower subscription revenues and lower list rental revenues. Approximately $0.2 million of the decrease was a result of our shutdown of ePro magazine in May 2004.

The $0.7 million, or 4.3%, increase in trade show and conference revenues between the first quarter of 2004 and the first quarter of 2005 is due to a year-over-year revenue increase of $0.8 million from our Natural Products Expo West show held in March 2005 and revenues of $1.6 million due to the shift in timing of three conferences from the second quarter of 2004 to the first quarter of 2005. These increases were partially offset by the loss of $0.6 million in revenues in the first quarter of 2004 from our Wireless Systems Design conference, which was shutdown after the 2004 event. In addition, the first quarter of 2004 included revenues of nearly $1.2 million related to a road show event.

The Natural Products Expo West show held in Anaheim, California in March 2005 posted growth over the 2004 event in total revenues, number of exhibitors, number of booths sold, and number of attendees, with more than 38,000 attendees in 2005.

The $0.7 million, or 19.8%, increase in online media revenues was primarily due to increases of nearly $0.2 million in Web site related sponsorship revenues, an increase of $0.2 million in Web conference revenues, and an increase of $0.1 million in electronic newsletter revenues. One of our fastest growing online products is Web conferences, which saw revenues increase 33% between the first quarter of 2004 and the first quarter of 2005. Our Web site related growth ties closely to improvement of Web site traffic.

Revenue trends within each segment are further detailed below in the segment discussion section.

Editorial, Production and Circulation

	Three Months Ended
	March 31,
	2005	2004	Change
	(Dollars in millions)
Editorial, production and circulation	$20.4	$20.3	0.2%
Percent of revenues	38.2%	38.5%

Our editorial, production and circulation expenses include personnel costs, purchased editorial costs, exhibit hall costs, online media costs, postage charges, circulation qualification costs and paper costs. The increase in editorial, production and circulation expenses for the first quarter of 2005 compared with the first quarter of 2004 primarily reflect the shift in costs of approximately $0.7 million for three conferences which were held in the second quarter of 2004 and moved to the first quarter of 2005. These increases were partially offset by lower printing costs as the Company signed a new seven-year contract with R.R. Donnelley. The Company agreed to consolidate certain magazines under the new agreement when the current contracts with other vendors expire. In exchange, the Company will receive certain credits in 2005 and pricing reductions in 2006 through 2011. The increase was also partially offset by lower headcount and personnel-related costs as a result of restructuring activities completed in 2004.

Selling, General and Administrative

	Three Months Ended
	March 31,
	2005	2004	Change
	(Dollars in millions)
Selling, general and administrative	$17.5	$22.6	(22.7)%
Percent of revenues	32.7%	42.8%

Our selling, general and administrative (“SG&A”) expenses include personnel costs, independent sales representative commissions, product marketing, and facility costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems, and communications. The decrease in SG&A expenses for the first quarter of 2005 compared with the first quarter of 2004 was due primarily to a $2.4 million charge recorded in the first quarter 2004 related to executive separation costs for Mr. Kemp. Mr. Kemp left the Company on June 30, 2004. The decrease was also due to lower staff costs, lower facility costs and lower corporate overhead costs as a result of restructuring efforts in 2004.

Restructuring and Other Charges

	Three Months Ended
	March 31,
	2005	2004	Change
	(Dollars in millions)
Restructuring and other charges	$0.1	$0.9	n/m
Percent of revenues	0.1%	1.6%

To maintain competitiveness and in reaction to the downturn in the b-to-b industry, Penton has implemented restructuring actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

2005 Restructuring Plan

In the first quarter of 2005, the Company announced its plans to shutdown its Wireless Systems Design magazine, which is part of the Technology segment. The shut down resulted in the termination of eight employees at a cost of approximately $0.2 million. As of March 31, 2005, the elimination of six positions had been completed. In March 2005, the Company was able to negotiate the termination of all of its restructured copier leases, which were classified in other exit costs, for approximately $0.1 million less than its original obligation.

Summary of Restructuring Activities

The following table summarizes all of the Company’s restructuring activity through March 31, 2005 (in thousands):

	Severance
	and Other	Facility	Other
	Personnel Costs	Closing Costs	Exit Costs	Total
Charges	$6,774	$8,669	$4,364	$19,807
Adjustments	(23)	—	(994)	(1,017)
Cash payments	(4,468)	(267)	(2,423)	(7,158)

Accrual at December 31, 2001	2,283	8,402	947	11,632
Charges	10,344	3,421	1,648	15,413
Adjustments	65	1,246	(363)	948
Cash payments	(7,569)	(2,283)	(1,217)	(11,069)

Accrual at December 31, 2002	5,123	10,786	1,015	16,924
Charges	2,736	1,505	661	4,902
Adjustments	(18)	(17)	(10)	(45)
Cash payments	(6,044)	(3,273)	(965)	(10,282)

Accrual at December 31, 2003	1,797	9,001	701	11,499
Charges	4,752	51	364	5,167
Adjustments	116	657	255	1,028
Cash payments	(5,830)	(2,217)	(903)	(8,950)

Accrual at December 31, 2004	835	7,492	417	8,744
Charges	156	—	—	156
Adjustments	(1)	1	(90)	(90)
Cash payments	(437)	(765)	(85)	(1,287)

Accrual at March 31, 2005	$553	$6,728	$242	$7,523

We expect to make cash payments through the remainder of 2005 of approximately $1.7 million, comprised of $0.5 million for employee separation costs, $1.0 million for lease obligations and $0.2 million for other contractual obligations. The balance of severance costs will be paid through 2007 and the balance of facility costs, primarily long-term leases, is expected to be paid through the end of the respective lease terms, which extend through 2013.

Amounts due within one year of approximately $2.0 million and $2.7 million at March 31, 2005 and December 31, 2004, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $5.5 million and $6.0 million at March 31, 2005 and December 31, 2004, respectively, are included in other non-current liabilities on the consolidated balance sheets.

The Company expects to realize sufficient savings from its 2005 restructuring efforts to recover the employee termination costs by October 2005.

Other Income (Expense)

Other income (expense) consists of the following:

	Three Months Ended
	March 31,
	2005	2004	Change
	(Dollars in millions)
Interest expense	$(9.4)	$(9.5)	(0.8)%
Interest income	$—	$0.1	n/m
Gain on extinguishment of debt	$1.6	$—	n/m
Other, net	$—	$—	n/m

The decrease in interest expense for the three months ended March 31, 2005 compared with the same period in 2004 was due to the repurchase of $5.5 million par value of our 10-3/8% senior subordinated notes in February 2005. The repurchase is expected to reduce interest costs by $0.6 million annually.

The Company recognized a gain of approximately $1.6 million from the repurchase of our senior subordinated notes, as discussed above. The Company repurchased $5.5 million in notes for approximately $3.8 million, as the notes were trading at 69% of their par value at the time of purchase.

Effective Tax Rates

The effective tax rates for the three months ended March 31, 2005 and 2004 were a provision of 14.4% and 23.7%, respectively. For the three months ended March 31, 2005, the Company recorded tax expense of $0.8 million, from continuing operations. The difference between the Company’s effective tax rate and the U.S. statutory rate was primarily attributable to the Company continuing to maintain a full valuation allowance against its net operating loss carryforward as well as the amount by which its deferred tax assets exceeded its deferred tax liabilities, excluding the deferred tax liability related to indefinite-lived assets and state taxes. For the first quarter of 2004, the Company recorded tax expense of $0.8 million on a loss from continuing operations before income taxes of $3.2 million.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is probable that our positions will be sustained when challenged by the taxing authorities. As of March 31, 2005 we had not recognized tax benefits of approximately $2.3 million relating to various state tax positions. Should the ultimate outcome be unfavorable, we would be required to make a cash payment for all tax reductions claimed as of that date.

Discontinued Operations

The loss from discontinued operations of $2.8 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively, include the results of PM Europe, which was classified as held for sale at March 31, 2005, and PM Germany, which was sold in December 2004. The sale of PM Europe was completed in April 2005 for approximately $4.4 million, with no gain or loss on disposal. However, the Company recorded impairment charges of $1.8 million for long-lived assets during the three months ended March 31, 2005, in contemplation of this sale.

Discontinued operations include revenues from PM Europe of $0.6 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively, and revenues from PM Germany of $0.6 million for the three months ended March 31, 2004. Income taxes were not material for the three months ended March 31, 2005 and were approximately $0.5 million for the three months ended March 31, 2004. The Company had a full valuation allowance established for both entities in 2005.

SEGMENTS

Mr. Nussbaum is Penton’s chief operating decision maker. Mr. Nussbaum and the executive team assess and manage the Company’s operations differently than the prior management team resulting in a change in the Company’s reportable segments effective in the third quarter of 2004. As a result of this change in reportable segments, all prior periods have been recast to conform with the new segment format.

The Company’s segments include: Industry, Technology, Lifestyle, and Retail. As discussed in Note 2 – Disposals, the Company sold PM Germany in December 2004 and classified PM Europe as held for sale at March 31, 2005. These two operating subsidiaries, which are now classified as discontinued operations, made up our International segment. The results of our segments will, consistent with past practice, be regularly reviewed by the Company’s chief operating decision maker and the executive team to determine how resources will be allocated to each segment and to assess the performance of each segment. Penton’s four segments derive their revenues from publications, trade shows and conferences, and online media products.

The executive management team evaluates performance of the segments based on revenues and adjusted segment EBITDA. As such, in the analysis that follows, we have used adjusted segment EBITDA, which we define as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, executive separation costs, impairment of assets, restructuring charges, provision for loan impairment, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. See Note 13 – Segments, for a reconciliation of total adjusted segment EBITDA to consolidated income (loss) from continuing operations before income taxes.

Financial information by segment for the three months ended March 31, 2005 and 2004, is summarized as follows (in thousands):

			Adjusted		Adjusted Segment
	Revenues		Segment EBITDA		EBITDA Margin
	2005	2004	2005	2004	2005	2004
Industry	$17,415	$17,181	$4,919	$4,285	28.2%	24.9%
Technology	13,326	13,942	2,231	1,977	16.7%	14.2%
Lifestyle	17,918	17,224	11,795	10,908	65.8%	63.3%
Retail	4,672	4,444	1,245	839	26.6%	18.9%

Total	$53,331	$52,791	$20,190	$18,009

Industry

Our Industry segment, which represented 32.6% and 32.6% of total Company revenues for the three months ended March 31, 2005 and 2004, respectively, serves customers in the manufacturing, design/engineering, construction, government/compliance and supply/logistics industries. For the three months ended March 31, 2005 and 2004, respectively, 93.4% and 96.0% of this segment’s revenues were generated from publishing operations and 6.6% and 3.6% from online media products. Trade shows and conferences for the three months ended March 31, 2004 generated 0.4% of segment revenues.

Revenues for this segment increased $0.2 million, or 1.4%, from $17.2 million for the three months ended March 31, 2004 to $17.4 million, for the same period in 2005. This increase was due to higher online revenues of $0.5 million, partially offset by lower conference revenues of $0.1 million and lower publication revenues of $0.2 million. The increase in online revenues was attributable to all groups within the Industry segment with the manufacturing group and design engineering group showing the largest quarter-on-quarter increases. Lower publication revenues was due to lower quarter-on-quarter revenues from our manufacturing group of $0.3 million and our government/compliance group of $0.3 million, partially offset by an increase of $0.4 million for our design engineering group publications. Lower trade show and conference revenues was due to the cancellation of a conference that was held in the first quarter of 2004 but not repeated in 2005.

Adjusted segment EBITDA for our Industry portfolio increased $0.6 million, or 14.8%, from $4.3 million for the three months ended March 31, 2004 to $4.9 million for the same period in 2005. Industry publications increased $0.3 million and online media improved $0.3 million, while trade shows and conferences were flat. The increase in adjusted segment EBITDA margin was due primarily to higher revenues and cost reduction efforts undertaken in 2004.

Technology

Our Technology segment, which represented 25.0% and 26.4% of total Company revenues for the three months ended March 31, 2005 and 2004, respectively, serves customers in the business technology, aviation, enterprise information technology and electronics industries. For the three months ended March 31, 2005 and 2004, respectively, 67.0% and 67.1% of this segment’s revenues were generated from publishing operations, 12.0% and 13.4% from trade shows and conferences, and 21.0% and 19.5% from online media products.

Revenues for this segment decreased $0.6 million, or 4.4%, from $13.9 million for the three months ended March 31, 2004 to $13.3 million for the same period in 2005. The decrease was due primarily to lower publishing revenues of $0.4 million and lower trade show and conference revenues of $0.3 million, partially offset by higher online media revenues of $0.1 million. The decrease in publishing revenues was primarily the result of lower revenues from our IT Media and electronics publications, partially offset by slightly higher revenues from our business technology and aviation group magazines. The decrease in trade show and conference revenues was attributable to the cancellation of the Wireless Systems Design conference, which had revenues of $0.6 million in the first quarter of 2004 and was not repeated in 2005, and to revenues of nearly $1.2 million related to a road show in the first quarter last year that was not repeated in the first quarter of 2005. These decreases were partially offset by the shift in timing of two conferences from the second quarter of 2004 to the first quarter of 2005, generating revenues of $1.3 million.

Adjusted segment EBITDA for our Technology portfolio increased $0.3 million, or 12.8%, from $2.0 million for the three months ended March 31, 2004 to $2.2 million for the same period in 2005. The increase was attributable to online media of $0.2 million and publications of $0.3 million. These improvements were partially offset by a decline of $0.2 million in the segment’s trade shows and conferences. The increase in adjusted segment EBITDA margin was due primarily to cost-reduction efforts undertaken in this segment, particularly in the publications product line.

Lifestyle

Our Lifestyle segment, which represented 33.6% and 32.6% of total Company revenues for the three months ended March 31, 2005 and 2004, respectively, serves customers in the natural products industry. For the three months ended March 31, 2005 and 2004, respectively, 18.4% and 20.1% of this segment’s revenues were generated from publishing and 81.3% and 79.7% from trade shows and conferences. Online media products for the three months ended March 31, 2005 generated 0.3% of segment revenues.

Revenues for this segment increased $0.7 million, or 4.0%, from $17.2 million for the three months ended March 31, 2004 to $17.9 million for the same period in 2005. Trade shows and conferences accounted for $0.8 million of this increase, offset slightly by a decrease in publishing revenues of $0.1 million. The increase in trade shows and conference revenues was due to year-on-year growth in our Natural Products Expo West event, which is held in Anaheim, California. The Natural Products Expo West show held in March 2005 show posted growth in total revenues, number of exhibitors, number of booths sold, and number of attendees, with more than 38,000 visitors over the March 2004 event.

Adjusted segment EBITDA for the Lifestyle segment increased $0.9 million, or 8.1%, from $10.9 million for the three months ended March 31, 2004 to $11.8 million for the same period in 2005. Trade shows and conferences accounted for all of this improvement.

Retail

Our Retail segment, which represented 8.8% and 8.4% of total Company revenues for the three months ended March 31, 2005 and 2004, respectively, serves customers in the food/retail and hospitality industries. For the three months ended March

31, 2005 and 2004, respectively, 88.9% and 94.1% of this segment’s revenues were generated from publishing, 8.7% and 4.1% from trade shows and conferences, and 2.3% and 1.8% from online media products.

Revenues for this segment increased $0.2 million, or 5.1%, from $4.4 million for the three months ended March 31, 2004, to $4.6 million for the same period in 2005. This increase was due to a shift in timing for our National Convenience Store Advisory Group (“NCSAG”) event from the second quarter of 2004 to the first quarter of 2005. Publishing and online media revenues remained flat in the first quarter of 2005 compared with the same 2004 period.

Adjusted segment EBITDA for the Retail segment increased $0.4 million, or 48.4%, from $0.8 million for the three months ended March 31, 2004 to $1.2 million for the same period in 2005. The increase was due primarily to the shift in timing of the NCSAG event and cost-cutting initiatives undertaken in 2004.

Liquidity and Capital Resources

Current Liquidity

At March 31, 2005, our principal sources of liquidity are our existing cash reserves of $4.8 million and available borrowing capacity under our Loan and Security Agreement of $39.8 million. On April 1, 2005, the Company borrowed $6.0 million under the Company’s Loan and Security Agreement. The proceeds were used to pay the interest due on April 1 under the Company’s 11-7/8% senior secured notes (“Secured Notes”). As of the date of this filing, the Company has repaid all outstanding amounts under the Loan and Security Agreement with proceeds from the sale of PM Europe and cash provided from operations.

In February 2005, the Company repurchased $5.5 million par value of its 10-3/8% senior subordinated notes (“Subordinated Notes”) for a total of $3.9 million, including $0.1 million of accrued interest, using excess cash on hand. The repurchase will reduce our interest charges by nearly $0.6 million annually.

Cash payments expected to be made in the second quarter of 2005 include:

•	debt service charges of $18.3 million;
•	capital expenditures of approximately $0.4 million;
•	payments related to our business restructuring initiatives of approximately $0.7 million; and
•	a contribution of $0.4 million to our Retirement and Savings Plan.

We have no principal repayment requirements until maturity of our Secured Notes in October 2007. In addition, as of the date of this filing, we have no outstanding balance under our Loan and Security Agreement and no maintenance covenants on our existing bond debt.

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

Analysis of Cash Flows

Penton’s total cash and cash equivalents was $4.8 million at March 31, 2005, compared with $7.7 million at December 31, 2004. Cash provided by operating activities was $1.6 million for the three months ended March 31, 2005 and $2.0 million for the same period in 2004. Operating cash flows for the three months ended March 31, 2005, reflected net income of $1.8 million and a net increase in non-cash charges (primarily depreciation and amortization) of approximately $3.0 million, offset by a net decrease in working capital of approximately $3.3 million. Operating cash flows for the three months ended March 31, 2004, reflected a net loss of $5.9 million, offset by a net increase in working capital items of approximately $2.5 million and non-cash charges (primarily depreciation and amortization) of approximately $5.5 million.

Investing activities used $0.2 million and $0.8 million of cash for the three months ended March 31, 2005 and 2004, respectively, for capital expenditures.

Financing activities used $4.2 million of cash for the three months ended March 31, 2005 primarily due to the purchase of $5.5 million face value of our Subordinated Notes at prevailing market prices. Financing activities used $0.4 million of cash for the three months ended March 31, 2004, due primarily for cash overdrafts.

Debt Service

At March 31, 2005, we had total indebtedness of $327.0 million. Our principal obligations are described below.

Subordinated Notes:

In June 2001, we issued $185.0 million of 10-3/8% Subordinated Notes due June 2011, of which $169.5 million is outstanding at March 31, 2005. Interest on the notes is payable semiannually, on June 15 and December 15. The Subordinated Notes were offered at a discount of $4.2 million. This discount is being amortized using the interest method over the term of the Subordinated Notes. Costs representing underwriting fees and other professional fees of approximately $1.7 million are being amortized over the term of the Subordinated Notes. The Subordinated Notes are the Company’s unsecured senior subordinated obligations, subordinated in right of payment to all existing and future senior indebtedness, including the Loan and Security Agreement and the Secured Notes discussed below.

In February 2005, the Company repurchased $5.5 million par value of its 10-3/8% Subordinated Notes for a total of $3.9 million, including $0.1 million of accrued interest, using excess cash on hand. The notes were purchased in the open market and were trading at 69% of their par value at the time of purchase. The repurchase resulted in a gain of approximately $1.6 million, which is classified in gain on extinguishment of debt in the consolidated statements of operations.

In March 2002, the Company repurchased $10.0 million of its Subordinated Notes with $8.7 million of the proceeds from the Secured Notes offering, completed in March 2002.

The Subordinated Notes are fully and unconditionally, jointly and severally guaranteed, on a senior subordinated basis, by the assets of our domestic subsidiaries, which are 100% owned by the Company, and may be redeemed, in whole or in part, on or after June 15, 2006. The indenture governing the Subordinated Notes contains covenants that, among other things, restrict our and our subsidiaries’ ability to borrow money; pay dividends on or repurchase capital stock; make certain investments; enter into agreements that restrict our subsidiaries from paying dividends or making other distributions, making loans or otherwise transferring assets to us or to any other subsidiaries; create liens on assets; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; and merge, consolidate or sell all or substantially all of our assets and the assets of our subsidiaries. Our ability to obtain dividends from our subsidiaries is restricted only if we are in default under our Loan and Security Agreement or if we have exceeded our limitation of additional indebtedness, as specified in the indenture.

Secured Notes:

In March 2002, Penton issued $157.5 million of 11-7/8% Secured Notes due in October 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally guaranteed, on a senior basis, by all of our domestic subsidiaries, which are 100% owned by the Company, and also the stock of certain subsidiaries. We may redeem the Secured Notes, in whole or in part, during the periods October 1, 2005 through October 1, 2006 and thereafter at redemption prices of approximately 105.9% and 100.0% of the principal amount, respectively, together with accrued and unpaid interest to the date of redemption. In addition, at any time prior to October 1, 2005, upon certain public equity offerings of our common stock, up to 35% of the aggregate principal amount of the Secured Notes may be redeemed at our option, within 90 days of such public equity offering, with cash proceeds from the offering at a redemption price equal to 111.875% of the principal amount, together with accrued and unpaid interest to the date of redemption.

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

The indenture governing the Secured Notes contain covenants that, among other things, restrict our and our subsidiaries’ ability to borrow money; pay dividends on or repurchase capital stock; make certain investments; enter into agreements that restrict our subsidiaries from paying dividends or other distributions, making loans or otherwise transferring assets to us or to any other subsidiaries; create liens on assets; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; and merge, consolidate or sell all or substantially all of our assets and the assets of our subsidiaries. Our ability to obtain dividends from our subsidiaries is restricted only if we are in default under our Loan and Security Agreement or if we have exceeded our limitation of additional indebtedness, as specified in such agreement.

Loan and Security Agreement:

In August 2003, the Company entered into a four-year revolving Loan and Security Agreement. Pursuant to the terms of the Loan and Security Agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.25x the Company’s last twelve months consolidated adjusted EBITDA measured monthly through August 13, 2005 and 2.0x thereafter; (iii) 40% of the Company’s last six months of revenues; or (iv) 25% of the Company’s enterprise value, as determined annually by a third party. The Loan and Security Agreement facility bears interest at LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months consolidated adjusted EBITDA to 2.0x after March 31, 2005. The Loan and Security Agreement permits the Company to sell assets of up to $12.0 million in the aggregate during the term or $5.0 million in any single asset sale, and complete acquisitions of up to $5.0 million per year. Included in the Loan and Security Agreement are two stand-by letters of credit of $0.1 million and $0.1 million, respectively, required by two of the Company’s facility leases. The amounts of the letters of credit reduce the availability under the Loan and Security Agreement. As of March 31, 2005, no amounts were drawn under the stand-by letters of credit. Costs representing bank fees and other professional fees of $1.9 million are being amortized over the life of the agreement. At March 31, 2005, $39.8 million was available under the Loan and Security Agreement.

On April 1, 2005, the Company borrowed $6.0 million under the Company’s Loan and Security Agreement. The proceeds were used to pay the interest due on April 1 under the Company’s Secured Notes. As of the date of this filing, the Company has repaid all outstanding amounts under the Loan and Security Agreement with proceeds from the sale of PM Europe and cash provided from operations.

Consolidated Adjusted EBITDA

As described above, under “Loan and Security Agreement,” the Company’s borrowing capacity under the Loan and Security Agreement is determined in part by the Company’s last 12 months Consolidated Adjusted EBITDA. In addition, under our Loan and Security Agreement, we are not permitted to allow the ratio of outstanding indebtedness to Consolidated Adjusted EBITDA to exceed 2.0 to 1.00 after March 31, 2005.

Consolidated Adjusted EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure of our ability to service debt. It should not be construed as an alternative to either income (loss) before income taxes, or cash flows from operating activities. Our inability to borrow based on the terms of the Loan and Security Agreement could have a material adverse effect on our liquidity and operations. Accordingly, management believes that the presentation of Consolidated Adjusted EBITDA will provide investors with information needed to assess our ability to continue to have access to funds as necessary. The following table presents a reconciliation of net income (loss) to EBITDA and Consolidated Adjusted EBITDA (in thousands). Other companies may calculate similarly titled measures differently than we do.

	Three Months Ended
	March 31,
	2005	2004
Net income (loss)	$1,813	$(5,902)
Interest expense	9,383	9,458
Provision for income taxes	778	764
Depreciation and amortization	2,267	2,848

EBITDA	14,241	7,168

Loan and Security Agreement Adjustments:
Restructuring and other charges	66	860
Executive separation costs	3	2,354
Non-cash compensation	11	123
Interest income	(30)	(86)
Discontinued operations, net of taxes	2,800	1,909
Gain on extinguishment of debt	(1,589)	—
Other, net	8	2

Consolidated Adjusted EBITDA	$15,510	$12,330

Credit Ratings:

Our credit ratings as of the date of this report are as follows:

	S&P	Moody’s
$169.5 million 10-3/8% Senior Subordinated Notes	CC	Ca
$157.5 million 11-7/8% Senior Secured Notes	CCC	B3
Corporate Rating	CCC	Caa3

A change in the rating of our debt instruments by outside rating agencies would not negatively impact our ability to access our Loan and Security Agreement. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

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

On September 13, 2004, the Company filed a Certificate of Designations governing a new series of convertible preferred stock, $0.01 par value (the “Series C Preferred”), with the Secretary of State for the State of Delaware. The Series C Preferred was exchanged on a share-for-share basis with the Company’s Series B Convertible Preferred, $0.01 par value (the “Series B Preferred”). The Certificate of Designations for the Series C Preferred is identical to the Series B Preferred Certificate of Designations except that:

•	the new series allows for the sharing of the liquidation preference with the new Series M Preferred Stock (discussed below),
•	certain technical and correcting amendments have been made to the Certificate of Designations for the Series C Preferred stock, including fixing the formula used to calculate the “Change of Control Cap” (as defined in the Series C Preferred stock Certificate of Designations), and
•	certain conforming changes were made to the Series C Preferred stock Certificate of Designations to account for the fact that the Series C Preferred stock was issued in exchange for the Series B Preferred stock.

At March 31, 2005, an event of non-compliance continues to exist under our Series C Convertible Preferred Stock (the “preferred stock”) because the Company’s leverage ratio of 10.5 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. Upon the occurrence of this event of non-compliance, the 5% per annum dividend rate on the preferred stock has increased by one percentage point as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to the current maximum rate of 10% per annum. The dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5.

The conversion price of the preferred stock at March 31, 2005 is $7.61.

The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company’s outstanding notes or the Loan and Security Agreement. As such, there is no acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences have not resulted in any cash outflow from the Company.

If the Company had been sold on March 31, 2005, the bondholders would have been entitled to receive $330.3 million and the preferred stockholders would have been entitled to receive $154.2 million before the common stockholders would have received any amounts for their common shares. The amount the preferred stockholders would be entitled to receive could increase significantly in the future under certain circumstances. Common stockholders are urged to read the terms of the preferred stock carefully.

CONTRACTUAL OBLIGATIONS

The following are summaries of our contractual obligations and other commercial commitments as of March 31, 2005 (in thousands):

	Annual Payments Due
					After
	2005	2006	2007	2008	2008	Total
10-3/8% Senior Subordinated Notes (1)	$—	$—	$—	$—	$169,500	$169,500
11-7/8% Senior Secured Notes (1)	—	—	157,500	—	—	157,500
Letter of credit	231	—	—	—	—	231
Interest on indebtedness (1)	36,289	36,289	36,289	17,586	43,963	170,416
Capital lease obligations	18	24	25	25	4	96
Operating leases obligations (2)	5,357	5,231	4,683	4,548	8,483	28,302
Printing contract obligation (3)	6,000	6,000	6,000	6,000	18,000	42,000
Communications service agreement (4)	663	800	133	—	—	1,596
Expected pension contributions (5)	—	—	1,800	—	—	1,800
Other long-term obligations reflected in the balance sheet	606	36	29	—	—	671

Total	$49,164	$48,380	$206,459	$28,159	$239,950	$572,112

(1)	There are no required debt principal payments until October 2007. Interest is paid semi-annually in June and December for the Subordinated Notes and April and October for the Secured Notes. In February 2005, the Company repurchased $5.5 million par value of its 10-3/8% senior subordinated notes for a total of $3.9 million, including $0.1 million of accrued interest. The notes were purchased in the open market and were trading at 69% of their par value at the time of purchase. As a result of this repurchase, future interest payments will be reduced annually by $0.6 million.

(2)	We lease all of our facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2014 and some contain various provisions for rental adjustments.

(3)	In February 2005, the Company signed a new agreement with R.R. Donnelley, which expires in December 2011, unless a minimum revenue commitment of $42.0 million is not reached, at which time the agreement would extend until the commitment is reached.

(4)	In February 2004, the Company amended its communication services agreement with Sprint, originally entered into in 2002, to extend the term to February 2007. The agreement provides for annual minimum usage levels by Penton of $0.8 million each year.

(5)	Based on current estimates, the Company expects to make a contribution of approximately $1.8 million in 2007. No contributions are expected in 2005 or 2006. Due to the presence of significant variables, actual future contributions may differ materially.

We expect to make contributions totaling $1.6 million to the employees Retirement Savings Plan accounts in 2005. Contributions are made at the discretion of our Board of Directors.

The Company is self-insured for health and workers’ compensation benefits up to certain stop-loss limits. Payments of between $3.5 million and $4.0 million are expected to be made in 2005.

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

Risk Factors

Management’s concerns remain consistent with and should be read in conjunction with the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

New Accounting Pronouncements

See Note 1 – Accounting Policies, New Accounting Pronouncements, of the notes to the consolidated financial statements.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2005, there were no significant new critical accounting policies or estimates.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our long-term debt consists of Secured Notes and Subordinated Notes with interest at fixed rates. Consequently, we do not have significant interest rate risk exposure related to our long-term debt. However, the fair value of our senior notes fluctuates with the market, as they are publicly traded. At March 31, 2005, the fair value of the Subordinated Notes and the Secured Notes was $132.2 million and $158.3 million, respectively, compared to $115.5 million and $157.5 million, respectively, at December 31, 2004. The fair value of the notes is determined by the price investors are willing to pay in the open market. We currently do not manage the fair value risk related to our senior notes.

The table below provides information about the expected cash flows associated with our long-term debt obligations and their fair value at March 31, 2005 (in thousands):

	Expected Maturity Date
	for the Years Ended December 31,
							Fair
	2005	2006	2007	2008	2011	Total	Value
Long-Term Debt:
Senior Subordinated Notes	—	—	—	—	$169,500	$169,500	$132,210

Interest rate	10-3/8%	10-3/8%	10-3/8%	10-3/8%	10-3/8%	10-3/8%
Senior Secured Notes	—	—	$157,500	—	—	$157,500	$158,288
Interest rate	11-7/8%	11-7/8%	11-7/8%	—	—	11-7/8%

During the three months ended March 31, 2005, there were no other significant changes related to the Company’s market risk exposure.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure and controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures.

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of, this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were not effective, because of the material weakness discussed below.

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

On March 24, 2005, following a comprehensive review of the Company’s deferred tax assets and deferred tax liabilities, management concluded that the Company’s previously issued consolidated financial statements should be restated to correct the computation of our valuation allowance for deferred tax assets, which resulted in an increase to income tax expense. Management determined that certain deferred tax liabilities had been incorrectly offset against deferred tax assets. Under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” taxable temporary differences related to indefinite-lived intangible assets or tax-deductible goodwill (for which reversal cannot be anticipated) should not be offset against deductible temporary differences for other indefinite-lived intangible assets or tax-deductible goodwill when scheduling reversals of temporary differences. Management determined that this control deficiency constitutes a material weakness in the Company’s disclosure controls and procedures and internal control over financial reporting.

Management evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, “Materiality” and concluded that the cumulative effects of the corrections were material to its annual consolidated financial statements for 2004, 2003 and 2002 and the related quarterly consolidated financial statements for such periods. As a result, management concluded that it would restate its previously issued consolidated financial statements to recognize the impact of the correction. For complete details, see Note 2 – Restatement, in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

We are continuing to implement steps to remediate this matter by adding additional levels of tax review and requiring all personnel who have responsibilities for the Company’s income taxes to attend an annual SFAS 109 review course.

Changes in Internal Control Over Financial Reporting

During the Company’s fiscal quarter ended March 31, 2005, there were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15(d) – 15(f)), that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to changes in our common stock made during the three months ended March 31, 2005.

Maximum Number
	Total Number			Total Number of	of Shares that May
	of Shares		Average Price	Shares Purchased	Yet be Purchased
Period	Purchased		Paid per Share	Under a Program	Under a Program
January 1-31, 2005	—		—	—	—
February 1-29, 2005	28,613	(1)	$0.10	—	—
March 1-31, 2005	—		—	—	—

Total	28,613		$0.10	—	—

(1) In February 2005, 28,613 shares were returned to the Company by a certain executive to cover taxes on deferred shares which were issued.

ITEM 6.       EXHIBITS

Exhibit No.	Description of Document
31.1	Principal executive officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal financial officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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