Form 10-Q/A
period 2004-06-30
PENTON MEDIA INC
filed 2005-08-15
CIK 1062441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 1-14337
PENTON MEDIA, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State of Incorporation)	36-2875386 (I.R.S. Employer Identification No.)

1300 East Ninth Street, Cleveland, OH (Address of Principal Executive Offices)	44114 (Zip Code)

216-696-7000
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (August 2, 2004).
Common Stock: 33,821,208 shares

PENTON MEDIA, INC.
Form 10-Q/A

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment”) to Penton Media, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly and year to date period ended June 30, 2004 (the “Form 10-Q”) includes unaudited, restated consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003, and a restated consolidated balance sheet as of June 30, 2004 and December 31, 2003. The accompanying restated consolidated financial statements, including the notes thereto, have been revised to reflect the restatement adjustments related to our deferred taxes and other accounting adjustments previously identified and deemed to be immaterial.
The Company has restated, by means of its Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) filed on April 15, 2005, its consolidated balance sheet as of December 31, 2003, and consolidated statements of operations, cash flows, and shareholders’ equity (deficit) for the years ended December 31, 2003 and 2002. Quarterly financial information for 2004, 2003 and 2002 was also affected by the restatement. The restated amounts for the three and six months ended June 30, 2004 and the comparable interim periods in 2003 are presented in this Amendment.
Refer to Note 2 — Restatement in this Amendment for further information on the restatement impact for the three and six months ended June 30, 2004 and 2003. Refer also to Note 2 - Restatement in the Company’s 2004 Form 10-K, for additional discussion on the nature of the restatement adjustments, the impact of the restatement adjustments on net income (loss) and the cumulative impact of the adjustments on the consolidated statement of income and consolidated balance sheet for each annual period.
This Amendment amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q to revise the disclosure contained therein in connection with the restatement.
All referenced amounts in this Amendment for prior periods and prior period comparisons reflect the balances and amounts on a restated basis, as applicable.
Except as otherwise described in Item 4 of Part I, this Amendment has not been updated for changes in events, estimates or other developments subsequent to August 16, 2004, the date of the original filing of the Form 10-Q. For a discussion of subsequent events and developments as well as revisions to prior estimates, please refer to the Company’s filings with the Securities and Exchange Commission subsequent to August 16, 2004.

Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PENTON MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, Dollars in thousands)

	Restated
	June 30,	December 31,
	2004	2003
Assets

Current assets:
Cash and cash equivalents	$15,919	$29,626
Restricted cash	193	—
Accounts receivable, less allowance for doubtful accounts of $3,329 and $3,703 in 2004 and 2003, respectively	31,671	27,170
Notes receivable	760	571
Inventories	905	875
Deferred tax asset	253	253
Prepayments, deposits and other	11,282	9,625

Total current assets	60,983	68,120

Property, plant and equipment:
Land, buildings and improvements	8,674	8,810
Machinery and equipment	47,706	46,450

	56,380	55,260
Less: accumulated depreciation	39,691	36,332

	16,689	18,928

Other assets:
Goodwill	214,411	214,411
Other intangibles, less accumulated amortization of $14,279 and $13,189 in 2004 and 2003, respectively	9,677	10,883
Other non-current assets	7,442	9,102

	231,530	234,396

	$309,202	$321,444

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, Dollars in thousands, except share and per share data)

	Restated
	June 30,	December 31,
	2004	2003
Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable	$6,925	$6,402
Accrued compensation and benefits	10,092	8,458
Other accrued expenses	27,239	22,747
Unearned income, principally trade show and conference deposits	21,870	22,535

Total current liabilities	66,126	60,142

Long-term liabilities and deferred credits:
Senior secured notes, net of discount	156,979	156,915
Senior subordinated notes, net of discount	171,847	171,698
Net deferred pension credits	10,764	11,040
Deferred tax liability	18,635	17,245
Other non-current liabilities	8,320	9,270

	366,545	366,168

Commitments and contingencies

Minority interest	424	450

Mandatorily redeemable convertible preferred stock, par value $0.01 per share; 50,000 shares authorized, issued and outstanding; redeemable at $1,000 per share	63,572	54,971

Redeemable common stock, par value $0.01 per share; 4,191 shares issued and outstanding at December 31, 2003	—	2

Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 1,950,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 per share; 155,000,000 shares authorized; 33,353,610 and 33,220,877 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	332	332
Capital in excess of par value	218,369	226,355
Retained deficit	(404,003)	(382,875)
Notes receivable from officers, less reserve of $5,848 and $7,600 at June 30, 2004 and December 31, 2003, respectively	—	(1,897)
Accumulated other comprehensive loss	(2,163)	(2,204)

	(187,465)	(160,289)

	$309,202	$321,444

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars and shares in thousands, except per share data)

	Restated		Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$50,936	$50,183	$105,403	$104,575

Operating expenses:
Editorial, production and circulation	23,765	23,467	45,146	45,820
Selling, general and administrative (including $0.3 million and $2.7 million of executive separation costs for the three and six months ended June 30, 2004, respectively)	24,110	22,588	48,604	46,225
Provision for loan impairment	1,717	7,600	1,717	7,600
Restructuring and other charges	3,524	1,901	4,392	1,817
Depreciation and amortization	2,969	3,785	5,990	7,511

	56,085	59,341	105,849	108,973

Operating loss	(5,149)	(9,158)	(446)	(4,398)

Other income (expense):
Interest expense	(9,362)	(9,412)	(18,820)	(19,750)
Interest income	64	128	166	237
Other, net	(10)	66	(16)	(308)

	(9,308)	(9,218)	(18,670)	(19,821)

Loss from continuing operations before income taxes	(14,457)	(18,376)	(19,116)	(24,219)

Provision for income taxes	(769)	(760)	(2,012)	(5,649)

Loss from continuing operations	(15,226)	(19,136)	(21,128)	(29,868)

Discontinued operations:
Income (loss) from discontinued operations (including gain on disposal of $1.4 million for the six months ended June 30, 2003), net of taxes	—	(188)	—	678

Net loss	(15,226)	(19,324)	(21,128)	(29,190)
Amortization of deemed dividend and accretion of preferred stock	(3,408)	(1,966)	(8,601)	(2,733)

Net loss applicable to common stockholders	$(18,634)	$(21,290)	$(29,729)	$(31,923)

Net loss per common share — basic and diluted:
Loss from continuing operations applicable to common stockholders	$(0.55)	$(0.63)	$(0.89)	$(0.98)
Discontinued operations, net of taxes	—	(0.01)	—	0.02

Net loss applicable to common stockholders	$(0.55)	$(0.64)	$(0.89)	$(0.96)

Weighted-average number of shares outstanding:
Basic and diluted	33,583	33,508	33,559	33,272

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Six Months Ended
	June 30,
	2004	2003
Net cash provided by (used for) operating activities	$(11,757)	$34,722

Cash flows from investing activities:
Capital expenditures	(1,519)	(1,343)
Earnouts paid	—	(7)
Decrease (increase) in notes receivable	(188)	1,549
Proceeds from sale of Professional Trade Shows group	—	3,250

Net cash provided by (used for) investing activities	(1,707)	3,449

Cash flows from financing activities:
Repayment of senior secured credit facility	—	(4,500)
Payment of notes payable	—	(417)
Employee stock purchase plan payments	—	(113)
Proceeds from repayment of officers loans	—	250
(Increase) decrease in restricted cash	(193)	267
Payment of financing costs	(6)	(200)
Increase (decrease) in book overdrafts	(63)	193

Net cash used for financing activities	(262)	(4,520)

Effect of exchange rate changes on cash	19	(52)

Net increase (decrease) in cash and cash equivalents	(13,707)	33,599
Cash and cash equivalents at beginning of period	29,626	6,771

Cash and cash equivalents at end of period	$15,919	$40,370

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
These financial statements have been prepared by management in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results of the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
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

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Had compensation cost for Penton’s stock-based compensation plans been determined based on the fair value methodologies consistent with SFAS 123, Penton’s net loss and earnings per share for the three and six months ended June 30, 2004 and 2003 would have been as follows (in thousands, except per share data):

	Restated		Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders:
As reported	$(18,634)	$(21,290)	$(29,729)	$(31,923)
Add: Compensation expense included in net loss applicable to common stockholders, net of related tax effects	576	339	702	1,240
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,544)	(939)	(2,901)	(2,577)

Pro forma	$(20,602)	$(21,890)	$(31,928)	$(33,260)

Basic and diluted earnings per share:
As reported	$(0.55)	$(0.64)	$(0.89)	$(0.96)
Pro forma	$(0.61)	$(0.65)	$(0.95)	$(1.00)
New Accounting Pronouncements
In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement 128, Earnings Per Share” (“EITF 03-6”). EITF 03-6 addresses the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. EITF 03-6 is effective for the quarter ended June 30, 2004 and requires the restatement of previously reported earnings per share. The adoption of this issue did not have an effect on the Company’s earnings per share as the Company already used the two-class method for its participating securities.
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
In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) was issued which, among other things, provides guidance on identifying variable interest entities (“VIE”) and determining when assets, liabilities, non-controlling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision of FIN 46 (“FIN 46-R”), clarifying certain provisions and partially deferring the effective dates. The Company presently does not hold an interest in any variable interest entity; therefore, application of FIN 46-R has not affected the Company’s consolidated financial statements, results of operations or disclosures.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 2 — RESTATEMENT
The consolidated financial statements have been restated in order to reflect certain adjustments to Penton’s financial statements for 2004 as previously reported in Penton’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 filed on August 16, 2004. The restatement also affects the three and six month period ended June 30, 2003. All amounts are before any tax effect unless otherwise noted.
Refer to Note 2 — Restatement, in the 2004 Form 10-K for further discussion of this restatement including the adjustments recorded in annual and quarterly periods other than the second quarter of 2004 and 2003. Accordingly, this footnote discusses the restatement adjustments included in the 2004 Form 10-K related only to the three and six months ended June 30, 2004 and 2003.
Restatements Included in 2004 Form 10-K
The Company has restated by means of its Annual Report on Form 10-K for the year ended December 31, 2004, filed on April 15, 2005, its consolidated balance sheet as of December 31, 2003, and consolidated statement of operations, cash flows and shareholder’s deficit for the years ended December 31, 2003 and 2002. In addition, the Company’s 2004 and 2003 quarterly financial information had been restated to reflect adjustments to the Company’s previously reported financial information on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. These adjustments increased previously reported net loss by $0.7 million for the three months ended June 30, 2004 and $1.4 million for the six months ended June 30, 2004, respectively. The Company intends to file an amendment to its September 30, 2004 Form 10-Q as expeditiously as possible.
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
Deferred Tax Adjustments
The Company’s management concluded that its previously issued consolidated financial statements for the three months ended June 30, 2004 and 2003 should be restated to increase income tax expense by $0.7 million in both periods and for the six months ended June 30, 2004 and 2003 should be restated to increase income tax expense by $1.4 million and $5.5 million, respectively. The Company also established a corresponding net deferred tax liability of $18.4 million and $15.6 million for the period ended June 30, 2004 and 2003, respectively, to correct the computation of our valuation allowance for deferred tax assets over those periods.
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
Other Accounting Adjustments
Other accounting adjustments represent items previously identified but deemed to be immaterial and recorded in the period Penton identified the error or in a subsequent period. Adjustments in this category change the timing of income and expense items that were previously recognized. The impact of these adjustments on our net loss was $0.3 million for the three and six months ended June 30, 2003, respectively, which related to subscription revenues. The only other adjustment to the consolidated statement of operations for all periods was a reclassification between selling, general and administrative expenses and depreciation and amortization expense related to the classification of certain tenant improvement reimbursements in 2001.
The amortization of deemed dividend and accretion of preferred stock increased by $0.1 million and $0.2 million for the three and six months ended June 30, 2003, respectively, as it was discovered in June 2003 that the Company should not have only

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
been accruing the dividends on the preferred stock from the time of issuance but should have also been systematically accreting the value of certain preferred stocks from their issuance amounts to their redemption values over time.
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
The following tables set forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,
	As Previously		As Previously
	Reported	Restated	Reported	Restated
	2004	2004	2003	2003
	(Dollars and shares in thousands,
	except per share data)
Revenues	$50,936	$50,936	$50,466	$50,183

Editorial, production and circulation	23,765	23,765	23,467	23,467
Selling, general and administrative	24,114	24,110	22,592	22,588
Provision for loan impairment	1,717	1,717	7,600	7,600
Restructuring and other charges (credits)	3,524	3,524	1,901	1,901
Depreciation and amortization	2,965	2,969	3,781	3,785
Interest expense	9,362	9,362	9,412	9,412
Interest income	(64)	(64)	(128)	(128)
Other, net	10	10	(66)	(66)

Loss from continuing operations before income taxes	(14,457)	(14,457)	(18,093)	(18,376)
Provision (benefit) for income taxes	74	769	65	760
Gain (loss) from discontinued operations	—	—	(188)	(188)

Net loss	(14,531)	(15,226)	(18,346)	(19,324)
Amortization of deemed dividend and accretion of preferred stock	(3,408)	(3,408)	(1,860)	(1,966)

Net loss applicable to common stockholders	$(17,939)	$(18,634)	$(20,206)	$(21,290)

Earnings per common share — basic and diluted:
Loss from continuing operations applicable to common	$(0.53)	$(0.55)	$(0.59)	$(0.63)
Discontinued operations, net of taxes	—	—	(0.01)	(0.01)

Net loss applicable to common stockholders	$(0.53)	$(0.55)	$(0.60)	$(0.64)

Weighted-average number of shares outstanding:
Basic and diluted	33,583	33,583	33,508	33,508

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30,
	As Previously		As Previously
	Reported	Restated	Reported	Restated
	2004	2004	2003	2003
	(Dollars and shares in thousands,
	except per share data)
Revenues	$105,403	$105,403	$104,858	$104,575

Editorial, production and circulation	45,146	45,146	45,820	45,820
Selling, general and administrative	48,613	48,604	46,233	46,225
Provision for loan impairment	1,717	1,717	7,600	7,600
Restructuring and other charges (credits)	4,392	4,392	1,817	1,817
Depreciation and amortization	5,981	5,990	7,503	7,511
Interest expense	18,820	18,820	19,750	19,750
Interest income	(166)	(166)	(237)	(237)
Other, net	16	16	308	308

Loss from continuing operations before income taxes	(19,116)	(19,116)	(23,936)	(24,219)
Provision (benefit) for income taxes	622	2,012	191	5,649
Gain (loss) from discontinued operations	—	—	678	678

Net loss	(19,738)	(21,128)	(23,449)	(29,190)
Amortization of deemed dividend and accretion of preferred stock	(8,601)	(8,601)	(2,515)	(2,733)

Net loss applicable to common stockholders	$(28,339)	$(29,729)	$(25,964)	$(31,923)

Earnings per common share — basic and diluted:
Loss from continuing operations applicable to common	$(0.84)	$(0.89)	$(0.80)	$(0.98)
Discontinued operations, net of taxes	—	—	0.02	0.02

Net loss applicable to common stockholders	$(0.84)	$(0.89)	$(0.78)	$(0.96)

Weighted-average number of shares outstanding:
Basic and diluted	33,559	33,559	33,272	33,272

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at June 30, 2004.

	June 30, 2004
	As Previously
	Reported	Restated
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$15,919	$15,919
Restricted cash	193	193
Accounts receivable, net	31,671	31,671
Notes receivable	760	760
Inventories	905	905
Deferred tax assets	—	253
Prepayments, deposits and other	11,282	11,282

Total current assets	60,730	60,983

Property and equipment, net	16,573	16,689
Goodwill	214,411	214,411
Other intangible assets, net	9,677	9,677
Other non-current assets	7,442	7,442

Total Assets	$308,833	$309,202

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$6,925	$6,925
Accrued compensation and benefits	9,279	10,092
Other accrued expenses	27,846	27,239
Unearned income, principally trade show and conference deposits	21,559	21,870

Total current liabilities	65,609	66,126

Senior secured notes, net of discount	156,979	156,979
Senior subordinated notes, net of discount	171,847	171,847
Net deferred pension credits	10,764	10,764
Deferred tax liability	—	18,635
Other non-current liabilities	8,222	8,320

Total Liabilities	347,812	366,545

Commitments and contingencies
Minority interest	2,461	424

Mandatorily redeemable convertible preferred stock	63,661	63,572

Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 1,800,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 per share; 155,000,000 shares authorized; 33,220,877 shares issued and outstanding at 2003, respectively	332	332
Capital in excess of par value	218,280	218,369
Retained deficit	(387,187)	(404,003)
Notes receivable from officers	—	—
Accumulated other comprehensive loss	(2,135)	(2,163)

Total Stockholders’ Deficit	(170,710)	(187,465)

Total Liabilities and Stockholders’ Deficit	$308,833	$309,202

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3 — GOODWILL AND OTHER INTANGIBLES
There were no changes in the Company’s goodwill for the first six months of 2004. Following is a summary, by business segment, of the balances in goodwill as of June 30, 2004 (in thousands):

	Goodwill
	December 31,		June 30,
	2003	Activity	2004
Industry	$36,278	$—	$36,278
Technology	67,385	—	67,385
Lifestyle	84,924	—	84,924
Retail	25,824	—	25,824

Total	$214,411	$—	$214,411

At June 30, 2004, other intangibles recorded in the consolidated balance sheets are comprised of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
Trade names	$5,282	$(3,983)	$1,299
Mailing/exhibitor lists	9,350	(5,239)	4,111
Advertiser relationships	7,200	(3,859)	3,341
Subscriber relationships	2,100	(1,178)	922
Noncompete agreements	24	(20)	4

Balance at June 30, 2004	$23,956	$(14,279)	$9,677

Other intangibles are being amortized over 3 to 10 years. Total amortization expense for the six months ended June 30, 2004 and 2003 was $1.2 million and $2.2 million, respectively. Amortization expense estimated for these intangibles for 2004 through 2008 are as follows (in thousands):

Year Ended
December 31,	Amount
2004	$2,474
2005	$2,441
2006	$2,214
2007	$1,300
2008	$404
NOTE 4 — DISPOSALS
At December 31, 2002, the net assets of our Professional Trade Shows (“PTS”) were classified as held for sale. The sale was completed in January 2003 for approximately $3.8 million, including an earnout of $0.6 million based on reaching certain performance objectives in 2003, which were not met. The sale resulted in a gain of approximately $1.4 million, which was recorded in the first quarter of 2003. The results of PTS are reported as discontinued operations for all periods presented. PTS was part of the Company’s Industry segment.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Operating results for discontinued operations are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2003	2003
Revenues	$—	$—

Loss from operations, net of taxes	$(188)	$(709)
Gain on sale of properties, net of taxes	—	1,387

Income (loss) from discontinued operations	$(188)	$678

NOTE 5 — DEBT
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
The loan and security agreement contains several provisions, that could have a significant impact as to the classification as well as the acceleration of payments for borrowings outstanding under the agreement, including the following: (i) the obligation of the lender to provide any advances under the loan agreement is subject to no material adverse change events; (ii) reserves may be established against the borrowing base for sums that the Company is required to pay, such as taxes and assessments and other types of required payments, and has failed to pay; (iii) in the event of a default under the loan agreement, the lender has the right to direct all cash that is deposited in the Company’s lock boxes to be sent to the lender to pay down outstanding borrowings; (iv) the loan agreement establishes cross-defaults to the Company’s other indebtedness (such as the 11-7/8% senior secured notes and 10-3/8% senior subordinated notes) such that a default under the loan agreement could cause a default under the note agreements and vice versa; however, default-triggering thresholds are different in the loan agreement and the notes; and (v) if the Company is in default of any material agreement to which it is a party and the counter-party to that agreement has the right to terminate such agreement as a result of the default, this constitutes an event of default under the loan agreement. Under the loan agreement, the lenders reserve the right to deem the notes in default, and in those limited circumstances, could accelerate payment of any outstanding loan balances should the Company undergo a material adverse event. Even though the criteria defining a material adverse event are subjective, the Company does not believe exercise of the lenders’ right is probable nor does it foresee any material adverse events in 2004. In addition, the Company believes that the note agreements are long-term in nature. Accordingly, the Company continues to classify its notes as long term. At June 30, 2004, the Company was in compliance with all of the above provisions.
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

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
NOTE 6 — MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred Stock Leverage Ratio Event of Non-Compliance
At June 30, 2004, an event of non-compliance continues to exist under our Series B Convertible Preferred Stock (the “preferred stock”) because the Company’s leverage ratio of 14.7 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. Upon the occurrence of this event of non-compliance, the 5% per annum dividend rate on the preferred stock increased by one percentage point as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to the current maximum rate of 10% per annum. The conversion price of the preferred stock decreased by $0.76 as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to its maximum reduction related to this event of non-compliance of $3.80 per share. The conversion price will adjust to what it would have been absent such event (to the extent any preferred shares are still outstanding) once the leverage ratio is less than 7.5. No such reduction to the conversion price will be made at any time that representatives of the preferred stockholders constitute a majority of the Board of Directors. In July 2004 at the Company’s annual stockholders’ meeting, changes were made to the Board of Directors such that the preferred stockholders now constitute a majority of the Board, and as a result, the conversion price was restored to $7.61 (see Note 19 — Subsequent Events). Furthermore, the dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5. Under the preferred stock agreement, if the leverage ratio exceeds 7.5 for four consecutive quarters, the preferred stockholders will have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. As of December 31, 2003, the leverage ratio had exceeded 7.5 for four consecutive quarters giving the preferred stockholders the right to cause the Company to seek a buyer. If the Company had been sold on June 30, 2004, the bondholders would have been entitled to receive $335.8 million and the preferred stockholders would have been entitled to receive $232.4 million before the common stockholders would have received any amounts for their common shares. The amount the preferred stockholders would be entitled to receive could increase significantly in the future under certain circumstances. Stockholders are urged to read the terms of the preferred stock. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company’s outstanding notes or the loan agreement. As such, there is no acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences have not resulted in any cash outflow from the Company.
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
In June 2003, it was discovered that the Company should not have only been accruing dividends on the preferred stock from the time of issuance but should have also been systematically accreting the value of certain preferred stocks from their issuance amounts to their redemption values over time. The impact on net loss applicable to common stockholders for the three and six months ended June 30, 2003 was an increase of $0.1 million and $0.2 million, respectively.
NOTE 7 — EXECUTIVE BONUS AND TERMINATION BENEFITS
On June 21, 2004, Penton’s Board of Directors announced the appointment of David B. Nussbaum as Chief Executive Officer (“CEO”) of the Company. In addition to the Company’s standard executive incentive and benefit package, Mr. Nussbaum received a signing bonus of approximately $1.7 million and 30,000 shares of a new Series of Preferred Stock upon there issuance (see Note 19 — Subsequent Events). In addition, the Board accelerated the vesting of 135,000 deferred shares granted to Mr. Nussbaum on February 3, 2004. Mr. Nussbaum used the net proceeds from his signing bonus to repay a portion of his outstanding executive loan balance.
On March 24, 2004, the Company announced that its Chairman and CEO, Thomas L. Kemp, would be leaving the Company. Mr. Kemp’s employment was terminated effective June 30, 2004 and on July 1, 2004, Mr. Kemp and the Company signed a Separation Agreement and General Release agreement. The separation agreement stipulated a lump-sum payment of $2.3 million (including the settlement of Mr. Kemp’s accrued SERP obligation of $0.2 million), the acceleration of 100,000 stock options, and the acceleration of 125,000 performance shares.
In addition, the Board and Mr. Kemp agreed upon a number of provisions related to Mr. Kemp’s outstanding executive loan balance. The underlying goal of these provisions is to ensure that there are sufficient funds available to pay any amount due to taxing authorities in case the loan is discharged at a future date. Specifically, $0.8 million of the $2.3 million lump-sum payment has been placed in escrow and will be returned to Mr. Kemp only if he pays off the entire loan balance by its due date. Furthermore, Mr. Kemp has granted Penton a security interest in approximately 1.1 million shares of Penton common stock. These pledged securities could be transferred to Penton’s ownership under certain circumstances and used to pay the appropriate taxing authorities or to pay down the outstanding loan balance.
On June 28, 2004, Mr. Kemp was granted 514,706 deferred shares that vest on January 3, 2005. In return for these shares, Mr. Kemp agreed to comply with the terms of certain restrictive covenants, including a non-compete and a non-solicitation covenant.
On June 27, 2004, the Company announced that its President and Chief Operating Officer, Daniel J. Ramella, would be leaving the Company as part of a management restructuring plan. Mr. Ramella’s employment was terminated effective June 30, 2004 and on July 1, 2004, Mr. Ramella and the Company signed a Separation Agreement and General Release agreement. The separation agreement stipulated a lump-sum payment of $1.7 million (including the settlement of Mr. Ramella’s accrued SERP obligation of $0.2 million), and the acceleration of 139,999 stock options, 210,000 deferred shares and 90,000 performance shares. In addition, the Board agreed to discharge the $2.6 million outstanding balance on Mr. Ramella’s executive loan in return for full and final settlement of any claims Mr. Ramella may have had against the Company.
NOTE 8 — COMMON STOCK AND COMMON STOCK AWARD PROGRAMS
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
In June 2004, Mr. Nussbaum repaid his outstanding loan balance with proceeds from his signing bonus and 288,710 shares of Penton common stock, which were returned to the Company. In addition, the Board agreed to discharge the outstanding

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
balance due on Mr. Ramella’s executive loan in exchange for Mr. Ramella releasing the Company of any claims he may have had. The Board also agreed upon a number of provisions related to Mr. Kemp’s outstanding executive loan balance, as previously noted.
EITF 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44” requires that once a Company forgives all or part of a recourse note it must consider all other existing recourse notes as nonrecourse prospectively (variable accounting). Consequently, the Company recognized $0.1 million in additional paid in capital in excess of par equal to the fair market value of the stock issued in conjunction with the establishment of the loans. In addition, the Company recorded a $1.8 million provision for loan impairment on the remaining unreserved loan balance. Additionally, the Company reversed the $1.0 million reserve established in June 2003 related to Mr. Nussbaum against his signing bonus of $1.7 million which was recorded in selling, general and administrative expenses on the consolidated statements of operations. Going forward, all future awards exercised with recourse notes shall be presumed to be exercised with nonrecourse notes with any dividends recorded as compensation expense and interest recorded as part of the exercise price.
At June 30, 2004 and December 31, 2003, the outstanding loan balance due under the Executive Loan Program was approximately $5.8 million and $9.5 million, respectively. The loan balance, net of amounts reserved of $5.8 million and $7.6 million at June 30, 2004 and December 31, 2003, respectively, is classified in the stockholders’ deficit section of the consolidated balance sheets as notes receivable from officers.
Redeemable Common Stock
At December 31, 2003, the Company classified 4,191 common shares outside of stockholders’ deficit because the redemption of the stock was not within the control of the Company. Redeemable common stock relates to common stock that may be subject to rescissionary rights. The purchase of common stock by certain employees in the Company’s 401(k) plan from May 2001 through March 2003 was not registered under the federal securities laws. As a result, such purchasers of our common stock during that period may have had the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. On March 14, 2004, all rescissionary rights expired.
Management Stock Purchase Plan
In February 2004, a total of 595 restricted stock units (“RSUs”) were granted at $0.84 per share, which represented 80% of the fair market value of Penton stock on the date of grant. During the first six months of 2004, 11,217 shares of the Company’s common stock were issued under this plan leaving a balance of 95,770 RSU’s outstanding at June 30, 2004. For the six months ended June 30, 2004 and 2003, respectively, an immaterial amount of expense was recognized related to the Management Stock Purchase Plan.
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
Deferred Shares
In February 2004, 445,000 deferred shares were granted to certain executives and in June 2004, the Board granted 514,706 deferred shares to one executive. Furthermore, in June 2004 the Board also accelerated the vesting of 345,000 deferred shares originally granted in February 2004 to two other executives. For the six months ended June 30, 2004, 535,056 shares of the Company’s common stock were issued under this plan leaving 824,706 deferred shares outstanding at June 30, 2004. For the six months ended June 30, 2004 and 2003, approximately $0.6 million and $1.3 million, respectively, were recognized as expense related to deferred shares.

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
NOTE 9 — EMPLOYEE BENEFIT PLANS
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
The following table summarizes the components of our defined benefit pension expenses for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$—	$468	$—	$936
Interest cost	700	660	1,286	1,320
Expected return on plan assets	(841)	(751)	(1,562)	(1,502)
Amortization of prior service costs	—	17	—	34
Amortization of actuarial gain	—	(138)	—	(276)

Net periodic benefit cost (benefit)	$(141)	$256	$(276)	$512

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
The following table summarizes the components of our SERP pension expense for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$—	$18	$—	$36
Interest cost	13	13	26	26
Amortization of prior service costs	—	7	—	14

Net periodic benefit cost	$13	$38	$26	$76

NOTE 10 — EARNINGS PER SHARE
Earnings per share have been computed pursuant to the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Computations of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands, except per share amounts):

	Restated		Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders	$(18,634)	$(21,290)	$(29,729)	$(31,923)

Number of shares:
Weighted average shares outstanding — basic and diluted	33,583	33,508	33,559	33,272

Per share amount:
Loss applicable to common stockholders — basic and diluted	$(0.55)	$(0.64)	$(0.89)	$(0.96)

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
Due to the loss from continuing operations for the three and six months ended June 30, 2004, 2,337,680 stock options, 370,000 performance shares, 589,706 non-vested deferred shares, 83,882 Lon-vested RSUs, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive. Due to the loss from continuing operations for the three and six months ended June 30, 2003, 2,110,455 stock options, 471,487 performance shares, 332,890 non-vested deferred shares, 120,329 non-vested RSUs, 50,000 redeemable preferred shares, and 1,600,000 warrants were excluded from the calculation of diluted earnings per share as the result would have been anti-dilutive.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11 — COMPREHENSIVE LOSS
Comprehensive loss represents net loss plus the results of certain stockholders’ equity changes not reflected in the consolidated statements of operations. The after-tax component of comprehensive loss for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

	Restated		Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(15,226)	$(19,324)	$(21,128)	$(29,190)
Other comprehensive loss:
Change in accumulated translation adjustment	(114)	(108)	41	228

Total comprehensive loss	$(15,340)	$(19,432)	$(21,087)	$(28,962)

NOTE 12 — RELATED PARTY TRANSACTIONS
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
At June 30, 2004, Neue Medien Ulm Holdings GmbH (“Neue Medien”) owed PM Germany, a consolidated subsidiary, $0.7 million. This amount is classified on the consolidated balance sheets as notes receivable. Neue Median and Penton jointly own PM Germany. The notes are due on demand and bear interest at the German Federal rate plus 3%, or 4.14% at June 30, 2004.
NOTE 13 — INCOME TAXES
The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). In the first quarter of 2004 the Company recorded a valuation allowance of $0.4 million against its net foreign deferred tax assets. In recording the valuation allowance, management considered it more likely than not that all of the foreign net deferred tax assets would not be realized. At June 30, 2004 (as restated) and December 31, 2003 (as restated) the valuation allowance for net deferred tax assets and net operating loss carryforwards, excluding the deferred tax liability related to indefinite-lived intangibles, totaled $77.3 million and $72.1 million, respectively. See Note 2 - Restatement.
In January 2003, the Company received a tax refund of $52.7 million. This amount is included in net cash provided by operating activities in the condensed consolidated statements of cash flows.
NOTE 14 — CONTINGENCIES
In connection with the acquisition of Mecklermedia Corporation in 1998, a lawsuit was brought against the Company on December 1, 1998 by Ariff Alidina (the “Plaintiff”), a former stockholder of Mecklermedia Corporation, in the United States Federal District Court in the Southern District of New York for an unspecified amount, as well as other relief. The Plaintiff had claimed that the Company violated the federal securities laws by selling Mr. Meckler, a beneficial owner of approximately 26% of the shares of Mecklermedia, an 80.1% interest in Jupitermedia Corporation for what the Plaintiff alleges was a below-market price, thereby giving to Mr. Meckler more consideration for his common stock in Mecklermedia Corporation than was paid to other stockholders of Mecklermedia Corporation. On May 16, 2001, the United States District Court for the Southern District of New York granted the Plaintiff’s motion for certification of a class consisting of all former stockholders of Mecklermedia who tendered their shares in the tender offer. By letter dated November 3, 2003, plaintiffs’ counsel informed the Court that a

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
settlement had been reached in this case. In July 2004, the Federal District Court approved the settlement between the former stockholders of Mecklermedia and the Company. At June 30, 2004, the company recorded a liability of approximately $4.6 million, which reflects its portion of the $7.0 million settlement amount and separately recorded an insurance receivable in the same amount (see Note 19 — Subsequent Events).
In the normal course of business, Penton is subject to a number of lawsuits and claims, both actual and potential in nature. While management believes that resolution of existing claims and lawsuits will not have a material adverse effect on Penton’s financial statements, management is unable to estimate the magnitude or financial impact of claims and lawsuits that may be filed in the future.
NOTE 15 — BUSINESS RESTRUCTURING CHARGES
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
2004 Restructuring Plan
Reflecting Penton’s new CEO’s vision to position the Company for growth and improved performance, the Company restructured its operations by flattening its organizational structure as well as implementing other cost savings strategies. The Company recorded restructuring charges of $0.7 million and $2.9 million, respectively, in the first and second quarters of 2004. These costs are associated with the elimination of 37 employees, including several executives, primarily in the United States. As of June 30, 2004, the elimination of 30 positions and payments of $0.4 million had been completed.
Activity and liability balances related to the 2004 restructuring plan are as follows (in thousands):

	Severance
	and Other	Other
	Personnel Costs	Exit Costs	Total
Charged to costs and expenses	$695	$37	$732
Cash payments	(85)	(25)	(110)

Restructuring balance, March 31, 2004	610	12	622
Charged to costs and expenses	2,868	79	2,947
Adjustments	(5)	(7)	(12)
Cash payments	(254)	(20)	(274)

Restructuring balance, June 30, 2004	$3,219	$64	$3,283

Payment of these severance costs is expected to be completed by the second quarter of 2005.
2003 Restructuring Plan
In order to meet continued revenue challenges in 2003, the Company implemented a number of expense reduction and restructuring activities. The Company recorded restructuring charges of $4.9 million in 2003 (as restated). Included in this amount is $2.7 million (as restated) for personnel costs associated with the elimination of 85 positions, primarily in the United States. Furthermore, facility closing costs of $3.8 million relate primarily to the closure of one floor at the Company’s corporate headquarters and the partial closure of one additional facility. This charge was offset by $2.3 million of estimated sublease income related to these facilities. The charge for other exit costs of $0.7 million relates primarily to equipment lease payments at closed office facilities, the cancellation of certain contracts, and broker commissions.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Activity and liability balances related to the 2003 restructuring plan are as follows (in thousands):

	Severance
	and Other	Facility	Other
	Personnel Costs	Closing Costs	Exit Costs	Total
Charged to costs and expenses	$2,736	$1,505	$661	$4,902
Adjustments	35	(11)	—	24
Cash payments	(1,105)	(500)	(233)	(1,838)

Restructuring balance, December 31, 2003 (restated)	1,666	994	428	3,088
Adjustments	76	—	—	76
Cash payments	(1,121)	(205)	(182)	(1,508)

Restructuring balance, June 30, 2004 (restated)	$621	$789	$246	$1,656

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
Activity and liability balances related to the 2002 restructuring plan are as follows (in thousands):

	Severance
	and Other	Facility	Other
	Personnel Costs	Closing Costs	Exit Costs	Total
Charged to costs and expenses	$10,344	$3,421	$1,648	$15,413
Adjustments	200	1,705	59	1,964
Cash payments	(5,440)	(693)	(967)	(7,100)

Restructuring balance, December 31, 2002	5,104	4,433	740	10,277
Adjustments	(45)	(604)	(92)	(741)
Cash payments	(4,928)	(1,469)	(375)	(6,772)

Restructuring balance, December 31, 2003	131	2,360	273	2,764
Adjustments	(78)	401	246	569
Cash payments	(29)	(378)	(35)	(442)

Restructuring balance, June 30, 2004	$24	$2,383	$484	$2,891

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
Activity and liability balances related to the 2001 restructuring plan are as follows (in thousands):

	Severance
	and Other	Facility	Other
	Personnel Costs	Closing Costs	Exit Costs	Total
Charged to costs and expenses	$6,774	$8,669	$4,364	$19,807
Adjustments	(23)	—	(994)	(1,017)
Cash payments	(4,468)	(267)	(2,423)	(7,158)

Restructuring balance, December 31, 2001	2,283	8,402	947	11,632
Adjustments	(135)	(459)	(422)	(1,016)
Cash payments	(2,129)	(1,590)	(250)	(3,969)

Restructuring balance, December 31, 2002	19	6,353	275	6,647
Adjustments	(8)	598	82	672
Cash payments	(11)	(1,304)	(357)	(1,672)

Restructuring balance, December 31, 2003	—	5,647	—	5,647
Adjustments	—	1	—	1
Cash payments	—	(824)	—	(824)

Restructuring balance, June 30, 2004	$—	$4,824	$—	$4,824

The Company completed the workforce and other exit cost actions in 2003. The Company expects to pay the obligations for the non-cancelable leases over their respective lease terms, which expire at various dates through 2013.
Estimated Future Payments
At June 30, 2004, the Company had an accrued restructuring balance of $12.7 million (as restated). Management expects to make cash payments during the remainder of 2004 of approximately $5.1 million (as restated), composed of $3.5 million (as restated) for employee separation costs, $1.0 million for facility lease obligations and $0.6 million for other contractual obligations. The balance of severance costs will be paid through 2007, and the balance of facility costs and other exit costs, primarily long-term leases, are expected to be paid through the end of the respective lease terms, which extend through 2013.
Amounts due within one year of approximately $6.0 million (as restated) and $3.7 million at June 30, 2004 and December 31, 2003, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $6.7 million and $7.6 million at June 30, 2004 and December 31, 2003, respectively, are included in other non-current liabilities on the consolidated balance sheets.
Restructuring charges, including adjustments, for the three and six months ended June 30, 2004 and 2003 are as follows, by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Industry	$294	$216	$644	$168
Technology	554	1,103	807	1,148
Lifestyle	(3)	45	—	45
Retail	681	—	699	—
Corporate	1,997	(41)	2,163	(111)

Total	$3,523	$1,323	$4,313	$1,250

Restructuring charges are included in restructuring and other charges on the consolidated statements of operations.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 — SEGMENT INFORMATION
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
Summary information by segment for the three months ended June 30, 2004 and 2003 (as restated), is as follows (in thousands):

	Industry	Technology	Lifestyle	Retail	Total
2004
Revenues	$20,912	$19,956	$3,884	$6,184	$50,936
Adjusted segment EBITDA	$4,556	$3,432	$(617)	$1,455	$8,826

2003 (Restated)
Revenues	$20,998	$19,781	$3,362	$6,042	$50,183
Adjusted segment EBITDA	$4,788	$2,989	$(667)	$1,451	$8,561
Summary information by segment for the six months ended June 30, 2004 and 2003 (as restated), is as follows (in thousands):

	Industry	Technology	Lifestyle	Retail	Total
2004
Revenues	$39,300	$34,234	$21,108	$10,761	$105,403
Adjusted segment EBITDA	$7,629	$4,481	$10,491	$1,982	$24,583

2003 (Restated)
Revenues	$40,360	$34,993	$18,411	$10,811	$104,575
Adjusted segment EBITDA	$8,064	$3,782	$8,635	$2,182	$22,663

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Segment revenues, all of which are realized from external customers, equal Penton's consolidated revenues. Following is a reconciliation of Penton's total adjusted segment EBITDA to consolidated net loss (in thousands):

	Restated		Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Total adjusted segment EBITDA	$8,826	$8,561	$24,583	$22,663
Depreciation and amortization	(2,969)	(3,785)	(5,990)	(7,511)
Provision for loan impairment	(1,717)	(7,600)	(1,717)	(7,600)
Restructuring and other charges	(3,524)	(1,901)	(4,392)	(1,817)
Executive separation costs	(347)	—	(2,701)	—
Non-cash compensation	(559)	(347)	(681)	(1,268)
Interest expense	(9,362)	(9,412)	(18,820)	(19,750)
Interest income	64	128	166	237
Other, net	(10)	66	(16)	(308)
General and administrative costs	(4,859)	(4,086)	(9,548)	(8,865)

Loss from continuing operations before income taxes	(14,457)	(18,376)	(19,116)	(24,219)
Provision for income taxes	(769)	(760)	(2,012)	(5,649)
Discontinued operations	—	(188)	—	678

Net loss	$(15,226)	$(19,324)	$(21,128)	$(29,190)

NOTE 17 — SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
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
NOTE 18 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
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

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 18 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATIED BALANCE SHEETS (As Restated)
As of June 30, 2004

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$12,447	$93	$3,379	$—	$15,919
Restricted cash	193	—	—	—	193
Accounts receivable, net	19,710	6,298	5,663	—	31,671
Notes receivable	—	—	760	—	760
Inventories	515	384	6	—	905
Deferred tax asset	372	(119)	—	—	253
Prepayments, deposits and other	8,406	581	2,295	—	11,282

	41,643	7,237	12,103	—	60,983

Property, plant and equipment, net	13,117	2,268	1,304	—	16,689
Goodwill	122,289	90,755	1,367	—	214,411
Other intangibles, net	4,660	4,844	173	—	9,677
Other non-current assets	7,243	143	56	—	7,442
Investments in subsidiaries (1)	(182,878)	—	—	182,878	—

	(35,569)	98,010	2,900	182,878	248,219

	$6,074	$105,247	$15,003	$182,878	$309,202

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$23,954	$8,044	$2,166	$—	$34,164
Accrued compensation and benefits	8,590	1,159	343	—	10,092
Unearned income	11,476	3,523	6,871	—	21,870

	44,020	12,726	9,380	—	66,126

Long-term liabilities and deferred credits:
Senior secured notes, net of discount	80,059	76,920	—	—	156,979
Senior subordinated notes, net of discount	87,642	84,205	—	—	171,847
Net deferred pension credits	10,764	—	—	—	10,764
Deferred tax liability	17,802	833	—	—	18,635
Intercompany advances	(114,683)	80,792	33,891	—	—
Other non-current liabilities	4,363	2,014	1,943	—	8,320

	85,947	244,764	35,834	—	366,545

Commitments and contingencies

Minority interest	—	—	424	—	424
Mandatorily redeemable convertible preferred stock	63,572	—	—	—	63,572

Stockholders’ deficit:
Common stock and capital in excess of par value	218,701	216,087	16,614	(232,701)	218,701
Retained deficit	(404,003)	(368,302)	(45,137)	413,439	(404,003)
Notes receivable from officers, less reserve of $5,848	—	—	—	—	—
Accumulated other comprehensive income (loss)	(2,163)	(28)	(2,112)	2,140	(2,163)

	(187,465)	(152,243)	(30,635)	182,878	(187,465)

	$6,074	$105,247	$15,003	$182,878	$309,202

(1)	Reflects investments in subsidiaries utilizing the equity method.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 18 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
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

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 18 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (As Restated)
For the Three Months Ended June 30, 2004

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenues	$32,586	$11,870	$6,480	$—	$50,936

Operating expenses:
Editorial, production and circulation	15,527	5,732	2,506	—	23,765
Selling, general and administrative	11,770	8,575	3,765	—	24,110
Provision for loan impairment	1,717	—	—	—	1,717
Restructuring and other charges	2,307	1,195	22	—	3,524
Depreciation and amortization	2,144	652	173	—	2,969

	33,465	16,154	6,466	—	56,085

Operating income (loss)	(879)	(4,284)	14	—	(5,149)

Other income (expense):
Interest expense	(4,816)	(4,467)	(79)	—	(9,362)
Interest income	50	—	14	—	64
Equity in losses of subsidiaries	(8,831)	—	—	8,831	—
Other, net	6	—	(16)	—	(10)

	(13,591)	(4,467)	(81)	8,831	(9,308)

Loss from continuing operations before income taxes	(14,470)	(8,751)	(67)	8,831	(14,457)

Provision for income taxes	(756)	(10)	(3)	—	(769)

Net loss	$(15,226)	$(8,761)	$(70)	$8,831	$(15,226)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 18 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (As Restated)
For the Three Months Ended June 30, 2003

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenues	$31,718	$12,593	$5,872	$—	$50,183

Operating expenses:
Editorial, production and circulation	15,117	5,988	2,362	—	23,467
Selling, general and administrative	10,751	8,531	3,306	—	22,588
Provision for loan impairment	7,600	—	—	—	7,600
Restructuring other charges	798	562	541	—	1,901
Depreciation and amortization	2,320	994	471	—	3,785

	36,586	16,075	6,680	—	59,341

Operating loss	(4,868)	(3,482)	(808)	—	(9,158)

Other income (expense):
Interest expense	(4,762)	(4,565)	(85)	—	(9,412)
Interest income	128	—	—	—	128
Equity in losses of subsidiaries	(8,900)	—	—	8,900	—
Other, net	(68)	(145)	279	—	66

	(13,602)	(4,710)	194	8,900	(9,218)

Loss from continuing operations before income taxes	(18,470)	(8,192)	(614)	8,900	(18,376)

Benefit (provision) for income taxes	(762)	(5)	7	—	(760)

Loss from continuing operations	(19,232)	(8,197)	(607)	8,900	(19,136)

Income (loss) from discontinued operations	(92)	9	(105)	—	(188)

Net loss	$(19,324)	$(8,188)	$(712)	$8,900	$(19,324)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 18 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (As Restated)
For the Six Months Ended June 30, 2004

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenues	$76,163	$20,586	$8,654	$—	$105,403

Operating expenses:
Editorial, production and circulation	31,342	10,119	3,685	—	45,146
Selling, general and administrative	27,412	15,012	6,180	—	48,604
Provision for loan impairment	1,717	—	—	—	1,717
Restructuring and other charges	2,920	1,432	40	—	4,392
Depreciation and amortization	4,293	1,316	381	—	5,990

	67,684	27,879	10,286	—	105,849

Operating income (loss)	8,479	(7,293)	(1,632)	—	(446)

Other income (expense):
Interest expense	(9,674)	(8,978)	(168)	—	(18,820)
Interest income	136	—	30	—	166
Equity in losses of subsidiaries	(18,559)	—	—	18,559	—
Other, net	3	—	(19)	—	(16)

	(28,094)	(8,978)	(157)	18,559	(18,670)

Loss from continuing operations before income taxes	(19,615)	(16,271)	(1,789)	18,559	(19,116)

Provision for income taxes	(1,513)	(18)	(481)	—	(2,012)

Net loss	$(21,128)	$(16,289)	$(2,270)	$18,559	$(21,128)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 18 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (As Restated)
For the Six Months Ended June 30, 2003

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenues	$73,830	$22,734	$8,011	$—	$104,575

Operating expenses:
Editorial, production and circulation	31,112	11,186	3,522	—	45,820
Selling, general and administrative	24,622	15,703	5,900	—	46,225
Provision for loan impairment	7,600	—	—	—	7,600
Restructuring and other charges	669	607	541	—	1,817
Depreciation and amortization	4,685	1,949	877	—	7,511

	68,688	29,445	10,840	—	108,973

Operating income (loss)	5,142	(6,711)	(2,829)	—	(4,398)

Other income (expense):
Interest expense	(10,138)	(9,453)	(159)	—	(19,750)
Interest income	237	—	—	—	237
Equity in losses of subsidiaries	(19,301)	—	—	19,301	—
Other, net	(369)	(147)	208	—	(308)

	(29,571)	(9,600)	49	19,301	(19,821)

Loss from continuing operations before income taxes	(24,429)	(16,311)	(2,780)	19,301	(24,219)

Provision for income taxes	(5,595)	(10)	(44)	—	(5,649)

Loss from continuing operations	(30,024)	(16,321)	(2,824)	19,301	(29,868)

Income (loss) from discontinued operations	834	9	(165)	—	678

Net loss	$(29,190)	$(16,312)	$(2,989)	$19,301	$(29,190)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 18 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the Six Months Ended June 30, 2004

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net cash provided by (used for) operating activities	$(12,825)	$(15)	$1,083	$—	$(11,757)

Cash flows from investing activities:
Capital expenditures	(1,449)	(39)	(31)	—	(1,519)
Net notes receivable	—	—	(188)	—	(188)

Net cash used for investing activities	(1,449)	(39)	(219)	—	(1,707)

Cash flows from financing activities:
Payment of financing costs	(6)	—	—	—	(6)
Increase in restricted cash	(193)	—	—	—	(193)
Increase (decrease) in book overdrafts	(224)	—	161	—	(63)

Net cash provided by (used for) financing activities	(423)	—	161	—	(262)

Effect of exchange rate changes on cash	19	—	—	—	19

Net increase (decrease) in cash and cash equivalents	(14,678)	(54)	1,025	—	(13,707)
Cash and cash equivalents at beginning of period	27,125	147	2,354	—	29,626

Cash and cash equivalents at end of period	$12,447	$93	$3,379	$—	$15,919

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 18 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the Six Months Ended June 30, 2003

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net cash provided by (used for) operating activities	$35,298	$182	$(758)	$—	$34,722

Cash flows from investing activities:
Capital expenditures	(881)	(410)	(52)	—	(1,343)
Earnouts paid	—	(7)	—	—	(7)
Net notes receivable	—	—	1,549	—	1,549
Proceeds from sale of Professional Trade Shows group	3,250	—	—	—	3,250

Net cash provided by (used for) investing activities	2,369	(417)	1,497	—	3,449

Cash flows from financing activities:
Repayment of senior secured credit facility	(4,500)	—	—	—	(4,500)
Payment of notes payable	—	—	(417)	—	(417)
Employee stock purchase plan payments	(107)	—	(6)	—	(113)
Proceeds from repayment of officers loans	250	—	—	—	250
Decrease in restricted cash	14	—	253	—	267
Increase in book overdrafts	25	—	168	—	193
Payment of financing costs	(200)	—	—	—	(200)

Net cash used for financing activities	(4,518)	—	(2)	—	(4,520)

Effect of exchange rate changes on cash	(52)	—	—	—	(52)

Net increase (decrease) in cash and equivalents	33,097	(235)	737	—	33,599
Cash and cash equivalents at beginning of period	5,165	460	1,146	—	6,771

Cash and cash equivalents at end of period	$38,262	$225	$1,883	$—	$40,370

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 19 — Subsequent Events
Contingency
In July 2004, the Federal District Court in the Southern District of New York approved the settlement between the former stockholders of Mecklermedia and the Company. The class settlement, which amounted to $7.0 million, will be paid entirely by insurance proceeds. See Note 14 — Contingencies.
Board of Director Changes
Effective at the annual meeting of stockholders on July 15, 2004, the number of board members decreased from eleven to eight. At the Company’s Board of Directors meeting held on July 21, 2004, the Board named Mr. Nussbaum as a director and decreased the number of directors from eight to seven.
With the reduction in members, the holders of the preferred stock have a majority of the Company’s Board of Directors. Upon the preferred holders obtaining this majority, the conversion price on the Company’s preferred stock adjusted back to $7.61. Had the board changes occurred on June 30, 2004, the amount the preferred stockholders would have been entitled to receive if the Company had been sold on June 30, 2004, decreased from $232.4 million to $116.4 million. The amount the preferred stockholders would be entitled to receive could increase significantly in the future under certain circumstances. Stockholders are urged to read the terms of the preferred stock.
Series M Preferred Stock
At the Board of Directors meeting held on July 21, 2004, the Board authorized the creation of a new series of preferred stock, $0.01 par value, (“Series M Preferred Stock”) as a long term incentive plan for the Company’s management. The maximum number of shares of Series M Preferred Stock was set at 150,000 shares.

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
Industry
Manufacturing
Design/Engineering
Mechanical Systems/Construction
Supply Chain
Government/Compliance
Aviation
Lifestyle
Natural Products
Technology
Internet Technologies
Enterprise Information Technology
Electronics
Retail
Food/Retail
Leisure/Hospitality
We believe we have leading media products in most of the industries we serve. We are structured along segment and industry lines rather than by product lines. This enables us to promote our related group of products, including publications, trade shows and conferences, and online media products, to our customers.
Our business has stabilized during the first half of 2004 and the U.S. economy appears to have turned the corner. However, the business-to-business print advertising market continues to suffer in 2004. Based on industry information that is available, it is clear that the trade magazine industry has not yet demonstrated any real recovery in advertising pages in spite of improving economic conditions in most sectors. Some of the sectors that are core to Penton’s business continue to record meaningful declines in print advertising pages this year, including software, computers, and manufacturing.

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
Recent Developments
Restatement
The consolidated financial statements have been restated in order to reflect certain adjustments to Penton’s financial statements for 2004 as previously reported in Penton’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 filed on August 16, 2004. The restatement also affects the three and six month periods ended June 30, 2003. See Note 2 – Restatement for additional details.
New Chairman and Chief Executive Officer
On June 21, 2004, the Board of Directors announced the appointment of David B. Nussbaum as Chief Executive Officer (“CEO”) of Penton. Mr. Nussbaum succeeds Thomas L. Kemp. The Company had announced on March 24, 2004, that Mr. Kemp would be leaving the Company.
Mr. Nussbaum was previously an executive vice president with the Company and president of the Company’s Technology and Lifestyle Media Division. Mr. Nussbaum joined Penton in 1998 after an 18-year career with Miller Freeman, Inc., where he was a senior vice president responsible for its New York Division.
In addition, the Board of Directors named Royce Yudkoff as its non-executive chairman. Mr. Yudkoff is a co-founder of ABRY Partners, an investment holding company based in Boston, and currently serves as its president and managing partner.
Board of Director Changes
Effective at the annual meeting of stockholders on July 15, 2004, the number of board members was reduced from eleven to eight. With this reduction, the holders of the preferred stock have a majority of the Company’s Board of Directors. Upon the preferred stockholders obtaining this majority, the conversion price of the Company’s preferred stock adjusted back to $7.61 (see Preferred Stock Leverage Ratio Event of Non-Compliance below).

The Company announced on June 14, 2004, that the preferred stockholders had appointed Mr. Yudkoff as a director to replace Daniel C. Budde, who resigned effective June 11, 2004. At the same meeting, the Board named Mr. Yudkoff its non-executive chairman.
At the Company’s Board of Directors meeting held on July 21, 2004, the Board named Mr. Nussbaum as a director and decreased the number of directors to seven.
Management Restructuring
On June 24, 2004, the Company announced a reorganization of its corporate leadership structure. These changes, which are aimed at accelerating product and service development, driving revenue growth, and flattening the company’s organizational structure, included the following actions:
•	Daniel J. Ramella, president and chief operating officer of Penton Media, Inc. and president of the Company’s Industry Media Division, and William C. Donohue, who managed the Retail Media group operation, left the Company as of June 30, 2004.

•	David B. Nussbaum, the Company’s new CEO, assumed the senior operating responsibilities for the Industry group and Darrell Denny, president of the Company’s IT Media and Lifestyle Media groups, assumed the operating responsibilities for the Retail group as well as the IT Media and Lifestyle Media groups.

•	Eric Shanfelt, director of eMedia strategy for Penton’s IT Media Group and New Hope Natural Media businesses, assumed the newly created corporate position of vice president of eMedia Strategy as Penton moves to expand its e-Media portfolio.
Senior Executive Bonus and Termination Benefits
As noted above, on June 21, 2004, Penton’s Board of Directors announced the appointment of David B. Nussbaum as Chief Executive Officer of the Company. In addition to the Company’s standard executive incentive and benefit package, Mr. Nussbaum received a signing bonus of approximately $1.7 million and 30,000 shares of a new Series of Preferred Stock (see Note 19 — Subsequent Events). In addition, the Board accelerated the vesting of 135,000 deferred shares granted to Mr. Nussbaum on February 3, 2004. Mr. Nussbaum used the net proceeds from his signing bonus to repay a portion of his outstanding executive loan balance.
On March 24, 2004, the Company announced that its Chairman and Chief Executive Officer, Thomas L. Kemp, would be leaving the Company. Mr. Kemp’s employment was terminated effective June 30, 2004 and on July 1, 2004, Mr. Kemp and the Company signed a Separation Agreement and General Release agreement. Mr. Kemp’s separation agreement includes the following:
•	A lump-sum payment of approximately $2.3 million, of which $0.8 million has been placed in escrow. Included in this payment is severance of approximately $1.8 million per Mr. Kemp’s employment agreement; $0.3 million related to performance units granted on May 22, 2003; and $0.2 million related to the settlement of Mr. Kemp’s accrued supplemental executive retirement plan obligation;

•	The accelerated vesting of 100,000 stock options granted to Mr. Kemp prior to his termination making them immediately exercisable; and

•	The immediate vesting of 125,000 performance shares in accordance with the terms of his performance share agreement dated February 5, 2002.
In addition, the Board and Mr. Kemp agreed upon a number of provisions related to Mr. Kemp’s outstanding executive loan balance. The underlying goal of these provisions was to mitigate any tax exposure to the Company should the loan be discharged at a future date. Specifically, $0.8 million of the lump-sum payment described above has been placed in escrow and will be returned to Mr. Kemp only if he pays off the entire loan balance by its due date. Furthermore, Mr. Kemp has granted Penton a security interest in approximately 1.1 million shares of Penton common stock. These pledged securities could be transferred to Penton’s ownership under certain circumstances and used to pay the appropriate taxing authorities or to pay down the outstanding loan balance.

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
On June 27, 2004, the Company announced that its President and Chief Operating Officer, Daniel J. Ramella, would be leaving the Company as part of a management restructuring plan. Mr. Ramella’s employment was terminated effective June 30, 2004 and on July 1, 2004, Mr. Ramella and the Company signed a Separation Agreement and General Release agreement. Mr. Ramella’s separation agreement includes the following:
—	A lump-sum payment of approximately $1.7 million. Included in this payment is severance of approximately $1.4 million per Mr. Ramella’s employment agreement; $0.1 million related to performance units granted on May 22, 2003; and $0.2 million related to the settlement of Mr. Ramella’s accrued supplemental executive retirement plan obligation;

—	The accelerated vesting of 139,999 stock options granted to Mr. Ramella prior to his termination making them immediately exercisable; and

—	The immediate vesting of 90,000 performance shares in accordance with the terms of his performance share agreement dated February 5, 2002.
In addition, the Board agreed to discharge the balance of Mr. Ramella’s $2.6 million executive loan in return for the full and final settlement of any claims Mr. Ramella may have had against the Company.
At June 30, 2004, $1.4 million in termination benefits had been accrued for Mr. Ramella. This amount is included in restructuring and other charges on the consolidated statements of operations.
Defined Benefit Plan and SERP Freeze Effective January 1, 2004
In November 2003, the Company’s defined benefit plan was amended to freeze benefit accruals effective January 1, 2004. Beginning in 2004, the Company began providing benefits to a new retirement account in the 401(k) Plan, which has been renamed the Penton Media, Inc. Retirement and Savings Plan (“RSP”). The RSP will include the new retirement account and the “old” 401(k) savings account. Under the new plan, the Company will make monthly contributions to each employee’s retirement account equal to between 3% and 6% of the employee’s annual salary, based on age and years of service. The Company’s contributions become fully vested once the employee completes five years of service. The Company expects to make contributions to the RSP of approximately $1.8 million in 2004.
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
Series M Preferred Stock
The Board of Directors, at its meeting held on July 21, 2004, authorized the creation of a new series of preferred stock, $0.01 par value, (“Series M Preferred Stock”) as a long-term incentive plan for the Company’s management. The maximum number of shares of Series M Preferred Stock was set at 150,000 shares.
Preferred Stock Leverage Ratio Event of Non-Compliance
An event of non-compliance continues to exist under our Series B Convertible Preferred Stock because the Company’s leverage ratio of 14.7 at June 30, 2004 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. Upon the occurrence of this event of non-compliance, the 5% dividend rate on the preferred stock increased by one percentage point as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 up to the current maximum rate of 10%. The conversion price on the preferred stock decreased by $0.76 as of April 1, June 30, September 28 and December 27, 2003 and March 26, 2004 to

the maximum reduction related to this event of non-compliance of $3.80. The conversion price will adjust to what it would have been absent such event, to the extent of any preferred shares still outstanding, once the leverage ratio is less than 7.5. No such reduction to the conversion price will be made at any time that representatives of the preferred stockholders constitute a majority of the Company’s Board of Directors. Furthermore, the dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5. Under the preferred stock agreement, since the leverage ratio has exceeded 7.5 for four consecutive quarters, the preferred stockholders have the right to cause the Company to seek a buyer for all of the assets or issued and outstanding capital stock of the Company. If the Company had been sold on June 30, 2004, the bondholders would have been entitled to receive $335.8 million and the preferred stockholders would have been entitled to receive $232.4 million before the common stockholders would have received any amounts for their common shares. This value could go significantly higher in the future in certain circumstances. Stockholders are urged to read the terms of the preferred stock. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company’s outstanding notes or the loan agreement. As such, there will not be an acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences do not result in any cash outflow from the Company.
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
Effective at the annual meeting of stockholders on July 15, 2004, the number of board members was reduced from eleven to eight. With this reduction, the holders of the preferred stock have a majority of the Company’s Board of Directors. Upon the preferred holders obtaining this majority, the conversion price on the Company’s preferred stock adjusted back to $7.61. Consequently, the amount the preferred stockholders would be entitled to receive if the Company had been sold on June 30, 2004, decreases from $232.4 million to $116.4 million after the Board changes. The amount the preferred stockholders would be entitled to receive could increase significantly in the future under certain circumstances. Stockholders are urged to read the terms of the preferred stock.
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
The following table summarizes our revenues for the three and six months ended June 30, 2004 and 2003 (in millions):

	Restated			Restated
	Three Months Ended			Six Months Ended
		June 30,			June 30,
	2004	2003	Change	2004	2003	Change
Revenues	$50.9	$50.2	1.5%	$105.4	$104.6	0.8%
Total revenues increased $0.7 million, or 1.5%, from $50.2 million for the three months ended June 30, 2003 to $50.9 million for the same period in 2004. The increase was due primarily to an increase in trade show revenues of $1.4 million, or 21.0%, from $7.2 million for the three months ended June 30, 2003 to $8.6 million for the same 2004 period and an increase in online media revenues of $0.9 million, or 22.8%, from $3.9 million for the three months ended June 30, 2003 to $4.8 million for the same 2004 period. These increases were partially offset by publishing revenue declines of $1.6 million, or 4.3%, from $39.1 million for the three months ended June 30, 2003 to $37.5 million for the same 2004 period.
Total revenues increased $0.8 million, or 0.8%, from $104.6 million for the six months ended June 30, 2003 to $105.4 million for the same period in 2004. The increase was due primarily to an increase in trade show revenues of $3.0 million, or 14.0%, from $21.7 million for the six months ended June 30, 2003 to $24.7 million for the same 2004 period and an increase in online media revenues of $1.6 million, or 23.6%, from $7.0 million for the six months ended June 30, 2003 to $8.6 million for the same 2004 period. These increases were partially offset by publishing revenue declines of $3.8 million, or 5.0%, from $75.9 million for the six months ended June 30, 2003 to $72.1 million for the same 2004 period.
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
Editorial, Production and Circulation

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2003	Change	2004	2003	Change
			(In millions)
Editorial, production and circulation	$23.8	$23.5	1.3%	$45.1	$45.8	(1.5)%
Percent of revenues	46.7%	46.5%		42.8%	43.7%
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

Selling, General and Administrative

	Restated			Restated
	Three Months Ended			Six Months Ended
		June 30,			June 30,
	2004	2003	Change	2004	2003	Change
			(In millions)
Selling, general and administrative	$24.1	$22.6	6.7%	$48.6	$46.2	5.1%
Percent of revenues	47.3%	44.8%		46.1%	44.1%
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
Restructuring and Other Charges

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2003	Change	2004	2003	Change
			(In millions)
Restructuring and other charges	$3.5	$1.9	85.4%	$4.4	$1.8	141.7%
Percent of revenues	6.9%	3.8%		4.2%	1.7%
Commencing in 2001 and continuing through the second quarter of 2004, we implemented a number of cost reduction initiatives to improve our operating cost structure. For a more detailed discussion of activity under our restructuring plans, see Note 15 – Business Restructuring Charges of the notes to consolidated financial statements.
2004 Restructuring Plan
Reflecting Penton’s new chief executive officer’s vision to position the Company for growth and improved performance, the Company restructured its operations, flattening its organizational structure for improved operating and cost efficiency and implemented other cost savings measurements. The Company recorded restructuring charges of $3.7 million and adjustments of $0.6 million in the first six months of 2004. These costs are primarily associated with the elimination of 37 employees, including several executives, primarily in the United States. As of June 30, 2004, the elimination of 30 positions and payments of $0.4 million had been completed.

Summary of Restructuring Activities
The following table summarizes all of the Company’s restructuring activity through June 30, 2004 (in thousands):

	Severance
	and Other	Facility	Other
	Personnel Costs	Closing Costs	Exit Costs	Total
Charges	$6,774	$8,669	$4,364	$19,807
Adjustments	(23)	—	(994)	(1,017)
Cash payments	(4,468)	(267)	(2,423)	(7,158)

Accrual at December 31, 2001	2,283	8,402	947	11,632
Charges	10,344	3,421	1,648	15,413
Adjustments	65	1,246	(363)	948
Cash payments	(7,569)	(2,283)	(1,217)	(11,069)

Accrual at December 31, 2002	5,123	10,786	1,015	16,924
Charges	2,736	1,505	661	4,902
Adjustments	(18)	(17)	(10)	(45)
Cash payments	(6,044)	(3,273)	(965)	(10,282)

Accrual at December 31, 2003(restated)	1,797	9,001	701	11,499
Charges	3,563	—	116	3,679
Adjustments	(7)	402	239	634
Cash payments	(1,489)	(1,407)	(262)	(3,158)

Accrual at June 30, 2004 (restated)	$3,864	$7,996	$794	$12,654

At June 30, 2004, the Company had an accrued restructuring balance of $12.7 million (as restated). We expect to make cash payments through the remainder of 2004 of approximately $5.1 million (as restated), comprised of $3.5 million (as restated) for employee separation costs, $1.0 million for lease obligations and $0.6 million for other contractual obligations. The balance of severance and other exit costs will be paid through 2007, and the balance of facility costs, primarily long-term leases, is expected to be paid through the end of the respective lease terms, which extend through 2013. Amounts due within one year of approximately $6.0 million (as restated) and $3.7 million at June 30, 2004 and December 31, 2003, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $6.7 million and $7.6 million at June 30, 2004 and December 31, 2003, respectively, are included in other non-current liabilities on the consolidated balance sheets.
The Company expects to realize sufficient savings from its 2004 restructuring efforts to recover the employee termination costs by December 31, 2004. Savings from terminations of contracts and lease costs will be realized over the estimated lives of the contracts or leases.
Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2003	Change	2004	2003	Change
			(In millions)
Interest expense	$(9.4)	$(9.4)	—%	$(18.8)	$(19.8)	(4.7)%
Interest income	$0.1	$0.1	—%	$0.2	$0.2	—%
Other, net	$—	$0.1	n/m	$—	$(0.3)	n/m
Included in interest expense in the first quarter of 2003 is approximately $0.9 million related to the write-off of unamortized financing fees associated with the commitment reduction of our credit facility revolver in January 2003 from $40.0 million to $20.1 million.

Effective Tax Rates
The effective tax rates for the three months ended June 30, 2004 (as restated) and 2003 (as restated) were provisions of 5.3% and 4.1%, respectively, while the rates for the six months ended June 30, 2004 (as restated) and 2003 (as restated) were provisions of 10.5% and 23.3%, respectively. The higher effective tax rate for the three months ended June 30, 2004 compared to June 30, 2003 is primarily due to the impact of deferred tax liabilities on indefinite lived intangibles being in the tax provision as a fixed amount while the loss from continuing operations changed between periods. The higher effective tax rate for the six months ended June 30, 2003 as compared to June 30, 2004 is due to valuation allowance adjustments created by the change in deferred taxes related to indefinite-lived assets. The tax provision for 2004 in the consolidated statements of operations relates to taxable temporary differences related to indefinite-lived assets, foreign tax valuations and state taxes. The tax provision for 2003 relates to taxable temporary differences related to indefinite-lived assets and state and foreign taxes.
Discontinued Operations
Discontinued operations in 2003 include the results of PM Australia, which was sold in December 2002, and the results of Professional Trade Shows (“PTS”), which was sold in January 2003. PM Australia was part of our Technology segment, and PTS was part of our Industry segment.
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
The executive management team evaluates performance of the segments based on revenues and adjusted segment EBITDA. As such, in the analysis that follows, we have used adjusted segment EBITDA, which we define as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, executive separation costs, impairment of assets, restructuring charges, provision for loan impairment, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. See Note 16 – Segment Information, for a reconciliation of total adjusted segment EBITDA to consolidated net loss.
Financial information by segment for the three months ended June 30, 2004 and 2003 (as restated), is summarized as follows (in thousands):

			Adjusted		Adjusted Segment
	Revenues		Segment EBITDA		EBITDA Margin
		Restated		Restated		Restated
	2004	2003	2004	2003	2004	2003
Industry	$20,912	$20,998	$4,556	$4,788	21.8%	22.8%
Technology	19,956	19,781	3,432	2,989	17.2%	15.1%
Lifestyle	3,884	3,362	(617)	(667)	(15.9)%	(19.8)%
Retail	6,184	6,042	1,455	1,451	23.5%	24.0%

Total	$50,936	$50,183	$8,826	$8,561

Financial information by segment for the six months ended June 30, 2004 and 2003 (as restated), is summarized as follows (in thousands):

			Adjusted		Adjusted Segment
	Revenues		Segment EBITDA		EBITDA Margin
		Restated		Restated		Restated
	2004	2003	2004	2003	2004	2003
Industry	$39,300	$40,360	$7,629	$8,064	19.4%	20.0%
Technology	34,234	34,993	4,481	3,782	13.1%	10.8%
Lifestyle	21,108	18,411	10,491	8,635	49.7%	46.9%
Retail	10,761	10,811	1,982	2,182	18.4%	20.2%

Total	$105,403	$104,575	$24,583	$22,663

Industry
Three Months
Our Industry segment, which represented 41.1% and 41.6% of total Company revenues for the three months ended June 30, 2004 and 2003, respectively, serves customers in the manufacturing, design/engineering, mechanical systems/construction, supply chain, government/compliance and aviation industries. For the three months ended June 30, 2004 and 2003, respectively, 94.5% and 96.7% of this segment’s revenues were generated from publishing operations, 1.5% and 0.3% from trade shows and conferences, and 4.0% and 3.0% from online media products.
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
Six Months
Our Industry segment represented 37.3% and 38.5% of total Company revenues for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, and 2003, respectively, 95.0% and 96.3% of this segment’s revenues were generated from publishing operations, 1.2% and 0.8% from trade shows and conferences, and 3.8% and 2.9% from online media products.
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
Technology
Three Months
Our Technology segment, which represented 39.2% and 39.8% of total Company revenues for the three months ended June 30, 2004 and 2003, respectively, serves customers in the Internet technologies, enterprise information technology and electronics industries. For the three months ended June 30, 2004 and 2003, respectively, 46.1% and 54.9% of this segment’s revenues were generated from publishing, 33.0% and 28.4% from trade shows and conferences, and 19.6% and 15.9% from online media products.

Revenues for this segment increased $0.2 million, or 0.9%, from $19.8 million for the three months ended June 30, 2003 to $20.0 million for the same period in 2004. The increase was due primarily by improved revenues from trade show and conferences of $0.9 million and improved online revenues of nearly $0.8 million. This increase was offset in part by lower revenues from publishing of $1.5 million, partially the result of discontinuing Internet World magazine in the second quarter of 2003. Online revenues continue to improve as customers are increasingly seeking new ways to reach their target markets and generate sales leads.
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
Six Months
Our Technology segment represented 32.5% and 33.6% of total Company revenues for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, respectively, 54.5% and 62.5% of this segment’s revenues were generated from publishing, 25.1% and 21.6% from trade shows and conferences, and 20.4% and 15.9% from online media products.
Revenues for this segment decreased $0.8 million, or 2.2%, from $35.0 million (as restated) for the six months ended June 30, 2003 to $34.2 million for the same period in 2004. The decrease was due primarily to lower revenues from publishing of $3.1 million, partially the result of discontinuing Internet World magazine in the second quarter of 2003. This decrease was offset in part by improved revenues from online media operations of nearly $1.4 million. Online revenues continue to improve as customers are increasingly seeking new ways to reach their target markets and generate sales leads. Trade show and conference revenues also improved $0.9 million when compared with the same prior year period primarily due to improvements in the custom roadshow events in the Enterprise Information Technology industry.
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
Lifestyle
Three Months
Our Lifestyle segment, which represented 7.6% and 6.7% of total Company revenues for the three months ended June 30, 2004 and 2003, respectively, serves customers in the natural products industry. For the three months ended June 30, 2004 and 2003, respectively, 72.3% and 74.5% of this segment’s revenues were generated from publishing and 27.7% and 25.5% from trade shows and conferences.
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
Six Months
Our Lifestyle segment represented 20.0% and 17.6% of total Company revenues for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, respectively, 29.7% and 31.0% of this segment’s revenues were generated from publishing and 70.2% and 69.0% from trade shows and conferences.

Revenues for this segment increased $2.7 million, or 14.6%, from $18.4 million for the six months ended June 30, 2003 to $21.1 million for the same period in 2004. Trade shows and conferences accounted for $2.1 million of the increases while publishing accounted for the remainder. The first six months of 2004 was positively impacted by a highly successful 2004 Natural Products Expo West show, which experienced growth over last year’s event in attendance, number of exhibitors, and number of floored booths. The success of the 2004 Natural Products Expo West show is not only a positive indicator for the 2005 show but also should create a positive impact on the Natural Products Expo East event, which will take place in October in Washington, D.C.
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
Retail
Three Months
Our Retail segment, which represented 12.1% and 12.0% of total Company revenues for the three months ended June 30, 2004 and 2003, respectively, serves customers in the food/retail and leisure/hospitality industries. For the three months ended June 30, 2004 and 2003, respectively, 92.0% and 94.0% of this segment’s revenues were generated from publishing, 7.6% and 5.0% from trade shows and conferences, and 1.1% and 1.7% from online media products.
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
Six Months
Our Retail segment represented 10.2% and 10.3% of total Company revenues for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, respectively, 91.9% and 89.1% of this segment’s revenues were generated from publishing, 7.7% and 9.8% from trade shows and conferences, and 1.4% and 2.1% from online media products.
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
Our primary 2004 cash needs will be for working capital, debt service, capital expenditures, business restructuring charges, and severance and other related costs expected to be paid in connection with the departure of our chief executive officer in 2004. Our largest annual cash requirements are for our debt service costs, which are expected to be approximately $36.9 million in 2004. Capital expenditures in 2004 are expected to be approximately $2.5 million to $3.0 million, while cash payments in 2004 related to our business restructuring initiatives are expected to be approximately $4.8 million (as restated). Other cash payments expected to be made in 2004 include contributions of approximately $1.5 million to our defined benefit pension plan and approximately $1.8 million to the new Retirement and Savings Plan. Cash payments related to the departure of Thomas L. Kemp are expected to be approximately $2.7 million in 2004.

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
Analysis of Cash Flows
Penton’s total cash and cash equivalents was $15.9 million at June 30, 2004, compared with $29.6 million at December 31, 2003. Cash used for operating activities was $11.8 million for the six months ended June 30, 2004, compared with cash provided by operating activities of $34.7 million for the same period in 2003. Operating cash flows for the six months ended June 30, 2004, reflected a net loss of $19.7 million and a net decrease in working capital items of approximately $4.7 million, offset by non-cash charges (primarily depreciation and amortization and restructuring charges) of approximately $12.5 million. Operating cash flows for the six months ended June 30, 2003, reflected a net loss of $29.2 million, offset by a net increase in working capital items of approximately $38.3 million and non-cash charges (primarily depreciation and amortization and provision for loan impairment) of approximately $19.9 million.
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
New Accounting Pronouncements
See Note 1 — Basis of Presentation of the notes to the consolidated financial statements.

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
Management had previously concluded the Company’s disclosure controls and procedures were effective as of June 30, 2004. However, in connection with the preparation of this Amendment, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2004 because of the material weakness described below.
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

As of June 30, 2004, no steps had been taken by management to remediate this material weakness; however, as of the date of this Amendment, the Company had implemented steps to remediate this material weakness by adding additional levels of tax review and requiring all personnel who have responsibilities for the Company’s income taxes to attend an annual SFAS 109 review course.
Changes in Internal Control Over Financial Reporting
During the period covered by this report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

Exhibit No.	Description of Document
10.1*	Separation Agreement and General Release, dated July 1, 2004, between Penton Media, Inc. and Thomas L. Kemp.

10.2*	Separation Agreement and General Release, dated July 1, 2004, between Penton Media, Inc. and Daniel J. Ramella.

10.3*	Amended and Restated Employment Agreement, dated June 23, 2004, between Penton Media, Inc. and David Nussbaum.

31.1	Principal executive officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal financial officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
(b)	Reports on Form 8-K
The Registrant has filed or furnished the following Current Reports on Form 8-K during the period covered by this report:

Date of Report	Items Reported
May 17, 2004	Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

Item 12. Results of Operations and Financial Condition

June 14, 2004	Item 5. Other Events

June 22, 2004	Item 5. Other Events

June 24, 2004	Item 5. Other Events

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penton Media, Inc. (Registrant)
By:	/s/ PRESTON L. VICE
Preston L. Vice
Chief Financial Officer

Date: August 15, 2005

EXHIBIT INDEX

Exhibit No.	Description of Document
10.1*	Separation Agreement and General Release, dated July 1, 2004, between Penton Media, Inc. and Thomas L. Kemp.

10.2*	Separation Agreement and General Release, dated July 1, 2004, between Penton Media, Inc. and Daniel J. Ramella.

10.3*	Amended and Restated Employment Agreement, dated June 23, 2004, between Penton Media, Inc. and David Nussbaum.

31.1	Principal executive officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal financial officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.