Form 10-Q
period 2005-06-30
PENTON MEDIA INC
filed 2005-08-15
CIK 1062441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 10, 2005).

                         Common Stock: 34,487,872 shares

                               PENTON MEDIA, INC.
                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheets (Unaudited) at June 30, 2005 and
              December 31, 2004                                               3

           Consolidated Statements of Operations (Unaudited) for the
              Three and Six Months Ended June 30, 2005 and 2004               5

           Condensed Consolidated Statements of Cash Flows (Unaudited)
              for the Six Months Ended June 30, 2005 and 2004                 6

           Notes to Consolidated Financial Statements (Unaudited)             7

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      33

   Item 3. Quantitative and Qualitative Disclosures About Market Risk        51

   Item 4. Controls and Procedures                                           52

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                                 53

   Item 6. Exhibits                                                          53

   Signature                                                                 54

   Exhibit Index                                                             55

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                                           June 30,   December 31,
                                                             2005         2004
                                                           --------   ------------
ASSETS

Current assets:
   Cash and cash equivalents                               $  1,676     $  7,661
   Restricted cash                                              361          125
   Accounts receivable, less allowance for doubtful
      accounts of $2,831 and $2,826 in 2005 and 2004,
      respectively                                           26,248       30,571
   Inventories                                                1,098          856
   Deferred tax assets                                          276          276
   Prepayments, deposits and other                            5,374        3,672
                                                           --------     --------
      Total current assets                                   35,033       43,161
                                                           --------     --------

Property and equipment, less accumulated depreciation
   of $33,035 and $30,989 in 2005 and 2004, respectively     11,912       14,793

Other assets:
   Goodwill                                                 172,871      176,162
   Other intangible assets, net                               6,230        6,846
   Other non-current assets                                   5,937        6,412
                                                           --------     --------
                                                            185,038      189,420
                                                           --------     --------
                                                           $231,983     $247,374
                                                           ========     ========

   The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   June 30,   December 31,
                                                                                     2005         2004
                                                                                  ---------   ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Loan and security agreement                                                    $   1,200    $      --
   Accounts payable                                                                   5,293        6,808
   Accrued compensation and benefits                                                  4,015        5,880
   Other accrued expenses                                                            11,938       13,937
   Unearned income, principally trade show and conference deposits                   19,210       23,274
                                                                                  ---------    ---------
      Total current liabilities                                                      41,656       49,899
                                                                                  ---------    ---------

Long-term liabilities and deferred credits:
   Senior secured notes, net of discount                                            157,119      157,047
   Senior subordinated notes, net of discount                                       166,758      172,017
   Net deferred pension credits                                                      10,307       10,568
   Deferred tax liability                                                            21,154       19,903
   Other non-current liabilities                                                      6,719        7,010
                                                                                  ---------    ---------
                                                                                    362,057      366,545
                                                                                  ---------    ---------
Commitments and contingencies

Mandatorily redeemable convertible preferred stock, par value $0.01 per share;
   50,000 shares authorized, issued and outstanding;
   redeemable at $1,000 per share                                                    70,876       67,162
                                                                                  ---------    ---------

Series M preferred stock, par value $0.01 per share; 150,000 shares authorized,
   69,000 and 68,625 shares issued and outstanding at June 30, 2005 and
   December 31, 2004, respectively                                                       11            4
                                                                                  ---------    ---------

Stockholders' deficit:
   Preferred stock, par value $0.01 per share; 1,800,000 shares
      authorized; none issued or outstanding                                             --           --
   Common stock, par value $0.01 per share; 155,000,000 shares authorized; 34,487,872 and 33,832,004 shares issued and outstanding
      at June 30, 2005 and December 31, 2004, respectively                              343          337
   Capital in excess of par value                                                   211,423      215,027
   Retained deficit                                                                (454,058)    (450,067)
   Notes receivable from officers, less reserve of $5,848 at June 30, 2005
      and December 31, 2004, respectively                                                --           --
   Accumulated other comprehensive loss                                                (325)      (1,533)
                                                                                  ---------    ---------
                                                                                   (242,617)    (236,236)
                                                                                  ---------    ---------
                                                                                  $ 231,983    $ 247,374
                                                                                  =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     (UNAUDITED, DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                      ------------------   -------------------
                                                        2005      2004       2005       2004
                                                      -------   --------   --------   --------
Revenues                                              $43,814   $ 46,106   $ 97,145   $ 98,897
                                                      -------   --------   --------   --------
Operating expenses:
   Editorial, production and circulation               20,300     21,812     40,670     42,147
   Selling, general and administrative (including
      $0.3 million and $2.7 million of executive
      separation costs for the three and six months
      ended June 30, 2004, respectively)               16,698     21,186     34,163     43,789
   Provision for loan impairment                           --      1,717         --      1,717
   Restructuring and other charges                        186      3,502        252      4,362
   Depreciation and amortization                        2,310      2,827      4,577      5,675
                                                      -------   --------   --------   --------
                                                       39,494     51,044     79,662     97,690
                                                      -------   --------   --------   --------
Operating income (loss)                                 4,320     (4,938)    17,483      1,207

Other income (expense):
   Interest expense                                    (9,363)    (9,362)   (18,746)   (18,820)
   Interest income                                         32         50         62        136
   Gain on extinguishment of debt                          --         --      1,589         --
   Other, net                                             (16)         6        (24)         4
                                                      -------   --------   --------   --------
                                                       (9,347)    (9,306)   (17,119)   (18,680)
                                                      -------   --------   --------   --------
Income (loss) from continuing operations before
   income taxes                                        (5,027)   (14,244)       364    (17,473)

Provision for income taxes                                618        767      1,396      1,531
                                                      -------   --------   --------   --------

Loss from continuing operations                        (5,645)   (15,011)    (1,032)   (19,004)

Discontinued operations:
   Loss from discontinued operations, net of taxes       (159)      (215)    (2,959)    (2,124)
                                                      -------   --------   --------   --------

Net loss                                               (5,804)   (15,226)    (3,991)   (21,128)

Amortization of deemed dividend and accretion
   of preferred stock                                  (1,891)    (3,408)    (3,714)    (8,601)
                                                      -------   --------   --------   --------
Net loss applicable to common stockholders            $(7,695)  $(18,634)  $ (7,705)  $(29,729)
                                                      =======   ========   ========   ========

Net loss per common share - basic and diluted:
   Loss from continuing operations applicable
      to common stockholders                          $ (0.22)  $  (0.55)  $  (0.13)  $  (0.83)
   Discontinued operations, net of taxes                   --         --      (0.09)     (0.06)
                                                      -------   --------   --------   --------
Net loss applicable to common stockholders            $ (0.22)  $  (0.55)  $  (0.22)  $  (0.89)
                                                      =======   ========   ========   ========

Weighted-average number of shares outstanding:
   Basic and diluted                                   34,489     33,583     34,490     33,559
                                                      =======   ========   ========   ========

   The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                                        Six Months Ended
                                                            June 30,
                                                       ------------------
                                                         2005      2004
                                                       -------   --------
NET CASH USED BY OPERATING ACTIVITIES                  $(6,242)  $(11,757)
                                                       -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                   (463)    (1,519)
   Cash paid for acquisitions                             (375)        --
   Increase in notes receivable                             --       (188)
   Net proceeds from sale of properties                  4,073         --
                                                       -------   --------
Net cash provided by (used for) investing activities     3,235     (1,707)
                                                       -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of 10-3/8% senior subordinated notes      (3,795)        --
   Net proceeds from loan and security agreement         1,200         --
   Payment of financing costs                               --         (6)
   Increase in restricted cash                            (236)      (193)
   Decrease in cash overdraft balance                     (213)       (63)
                                                       -------   --------
Net cash used for financing activities                  (3,044)      (262)
                                                       -------   --------
Effect of exchange rate changes on cash                     66         19
                                                       -------   --------
Net decrease in cash and cash equivalents               (5,985)   (13,707)
Cash and cash equivalents at beginning of year           7,661     29,626
                                                       -------   --------
Cash and cash equivalents at end of period             $ 1,676   $ 15,919
                                                       =======   ========

   The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ACCOUNTING POLICIES

BASIS OF PRESENTATION

Penton Media, Inc., together with its subsidiaries, is herein referred to as either "Penton" or the "Company." These financial statements have been prepared by management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results of the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited interim consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The Company realigned its business segments during the third quarter of 2004. Accordingly, the historical results of operations of the Company's segments have been recast to reflect the current segment reporting (See Note 13 - Segments, for additional information). In addition, unless otherwise noted herein, disclosures in this Quarterly Report on Form 10-Q relate only to our continuing operations. Our discontinued operations consist of Penton Media Germany ("PM Germany") which was sold in December 2004 and Penton Media Europe ("PM Europe") which was sold in April 2005 (See Note 2 - Acquisitions and Disposals, for additional information).

RESTATEMENT OF FINANCIAL STATEMENTS

On March 24, 2005, the Company's management concluded that the Company's previously issued consolidated financial statements should be restated to increase income tax expense to correct the computation of our valuation allowance for deferred tax assets. Management reached this conclusion following a comprehensive review of the Company's deferred tax assets and deferred tax liabilities. The Company evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, "Materiality," ("SAB 99") and concluded that the cumulative effects of the corrections were material to its annual consolidated financial statements for 2004, 2003 and 2002 and the related quarterly consolidated financial statements for such periods.

These financial statements reflect adjustments to the Company's previously reported financial information on Form 10-Q for the three and six months ended June 30, 2004. The Company has restated and filed an amendment to its quarterly report on Form 10-Q for the periods March 31, 2004 and June 30, 2004 prior to the filing of its March 31, 2005 and June 30, 2005 Form 10-Qs and will restate the financial statements included in its quarterly report on Form 10-Q for the period ended September 30, 2004.

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

RESTRICTED CASH

Restricted cash represents deposits related to medical self insurance requirements and funds that are required to be held in escrow related to the sale of PM Europe. At June 30, 2005, cash balances totaling $0.4 million were subject to such restrictions, compared to $0.1 million at December 31, 2004.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Had compensation cost for Penton's stock-based compensation plans been determined based on the fair value methodologies consistent with SFAS 123, Penton's net loss applicable to common stockholders and earnings per share for the three and six months ended June 30, 2005 and 2004 would have been as follows (in thousands, except per share data):

                                                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                                    JUNE 30,             JUNE 30,
                                                                               ------------------   ------------------
                                                                                 2005      2004       2005      2004
                                                                               -------   --------   -------   --------
Net loss applicable to common stockholders:
As reported.................................................................   $(7,695)  $(18,634)  $(7,705)  $(29,729)
Add: Stock-based employee compensation expense included in net
     loss applicable to common stockholders, net of related tax effects.....        --        576         2        702
Less: Total stock-based employee compensation expense determined under
      fair value based methods for all awards, net of related tax effects...        (7)    (2,544)      (18)    (2,901)
                                                                               -------   --------   -------   --------
Pro forma net loss applicable to common stockholders........................   $(7,702)  $(20,602)  $(7,721)  $(31,928)
                                                                               =======   ========   =======   ========
Basic and diluted earnings per share:
   As reported..............................................................   $ (0.22)  $  (0.55)  $ (0.22)  $  (0.89)
   Pro forma................................................................   $ (0.22)  $  (0.61)  $ (0.22)  $  (0.95)

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which replaces SFAS 123 and supersedes APB 25. SFAS 123(R) requires recognition of an expense when a company exchanges its equity instruments for goods or services, based on the fair value of the share-based compensation at the grant date. The related expense is recognized over the period in which the share-based compensation vests. SFAS 123(R) permits either a prospective or one of two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS 123. The Company is required to adopt the provisions of SFAS 123(R) effective January 1, 2006, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company has not yet finalized its decision concerning the transition method it will utilize to adopt SFAS 123(R) and its impact on the financial statements.

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

NOTE 2 - ACQUISITIONS AND DISPOSALS

Penton's management regularly reviews its portfolio to determine what markets and properties provide the Company with the greatest opportunity for market leadership and long-term growth. As part of that review process, management determined that our International segment did not fit our strategic growth objectives as we focus new product innovation on e-media and on leveraging our strong print brands in the United States and Asia.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In April 2005, the Company completed the sale of 90% of its PM Europe operation, for approximately $4.4 million in cash, with no gain or loss recognized on disposal. PM Europe was part of our International segment. The results of PM Europe are reported as discontinued operations for all periods presented. The Company's 10% interest that remains will be accounted for using the cost method, as the Company does not exercise significant influence, and has been reported within other non-current assets on the accompanying consolidated balance sheets.

In December 2004, the Company completed the sale of 70% of its interest in PM Germany, a consolidated subsidiary, to Neue Medien Ulm Holdings GmbH ("Neue Medien") for $0.8 million in cash. PM Germany was also part of our International segment. At December 31, 2004, the sale of PM Germany did not qualify for discontinued operations treatment because PM Germany and PM Europe were considered one component for SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") purposes and PM Europe did not meet the held for sale criteria at such date. However, since PM Europe was sold in April 2005, the results of PM Germany are reported as part of discontinued operations for all periods presented. At June 30, 2005, the Company retains a 15% interest in PM Germany, which includes a call/put option. The Company accounts for its investment using the cost method, as the Company does not exercise significant influence. The investment has been reported within other non-current assets on the accompanying consolidated balance sheets.

Revenues and net loss from discontinued operations, net of taxes for all periods present, are as follows:

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                    ------------------   -----------------
                                                       2005    2004        2005      2004
                                                      -----   ------     -------   -------
Revenues                                              $  95   $4,831     $   654   $ 6,507
                                                      =====   ======     =======   =======

Discontinued operations:
   Loss from operations of discontinued component     $(159)  $ (213)    $(2,959)  $(1,644)
   Gain (loss) on disposal                               --       --          --        --
   Income tax provision                                  --       (2)         --      (480)
   Loss on discontinued operations, net of taxes      $(159)  $ (215)    $(2,959)  $(2,124)
                                                      =====   ======     =======   =======

In June 2005, the Company acquired the assets of Kosher World Conference & Expo ("Kosher World") from Shows International for nearly $0.4 million in cash plus contingent considerations of up to $0.7 million based on the achievement of specified revenue targets for the 2006 event. Kosher World, which was launched two years ago, is a retail-based event serving the kosher market, with emphasis on bringing kosher food products marketers together with buyers from the mass-market grocery channel. Kosher World will be co-located with the Company's Natural Products Expo West event, held in Anaheim, California, beginning in March 2006.

NOTE 3 - GOODWILL AND OTHER INTANGIBLES

As required under SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company assesses goodwill for impairment at least annually since its initial adoption of SFAS 142 on January 1, 2002. As a result of PM Europe being classified as held for sale at March 31, 2005, the Company performed a SFAS 142 analysis for this reporting unit, which resulted in an impairment charge of approximately $1.4 million during the first quarter of 2005. The impairment charge is included in discontinued operations on the consolidated statements of operations.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in the carrying amount of goodwill for the six months ended June 30, 2005 by operating segment are as follows (in thousands):

                 BALANCE AT                                BALANCE AT
                DECEMBER 31,   IMPAIRMENT                   JUNE 30,
                    2004         CHARGE     ACTIVITY (1)      2005
                ------------   ----------   ------------   ----------
Industry          $ 35,777      $    --       $    --       $ 35,777
Technology          26,346           --            --         26,346
Retail              25,824           --            --         25,824
Lifestyle           84,924           --            --         84,924
International        3,291       (1,407)       (1,884)            --
                  --------      -------       -------       --------
   Total          $176,162      $(1,407)      $(1,884)      $172,871
                  ========      =======       =======       ========

(1)  Represents goodwill related to PM Europe, which was sold in April 2005.

The Company also performed a SFAS 144 impairment analysis of long-lived assets other than goodwill at March 31, 2005 for PM Europe, which resulted in an impairment charge of approximately $0.4 million.

At June 30, 2005, other intangibles recorded in the consolidated balance sheets are comprised of the following (in thousands):

                                GROSS                     NET
                              CARRYING    ACCUMULATED    BOOK
                                VALUE    AMORTIZATION    VALUE
                              --------   ------------   ------
Trade names                    $ 4,933     $ (4,061)    $  872
Mailing/exhibitor lists          9,604       (5,783)     3,821
Advertiser relationships         5,624       (4,493)     1,131
Subscriber relationships         1,929       (1,523)       406
                               -------     --------     ------
   Balance at June 30, 2005    $22,090     $(15,860)    $6,230
                               =======     ========     ======

Other intangibles are being amortized over 3 to 15 years. Total amortization expense for the six months ended June 30, 2005 and 2004 was $0.9 million and $1.2 million, respectively. Amortization expense estimated for these intangibles for 2005 through 2009 are as follows (in thousands):

 YEAR ENDED
DECEMBER 31,   AMOUNT
------------   ------
    2005       $1,773
    2006       $1,653
    2007       $1,021
    2008       $  472
    2009       $  401

NOTE 4 - DEBT

LOAN AND SECURITY AGREEMENT

At June 30, 2005, the Company has $36.5 million available under its Loan and Security Agreement. Pursuant to the terms of the Loan and Security Agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.25x the Company's last twelve months adjusted EBITDA measured through August 13, 2005, and 2.0x thereafter; (iii) 40% of the Company's last six months of revenues; or
(iv) 25% of the Company's enterprise value, as determined annually by a third party. The Loan and Security Agreement facility bears interest at LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

adjusted EBITDA to 2.0x. At June 30, 2005 the Company has three stand-by letters of credit of $0.1 million, $0.1 million and $0.9 million, respectively, related to certain facility leases. The amounts of these letters of credit reduce the availability under the Loan and Security Agreement. No amounts have been drawn under the stand-by letters of credit. Costs representing bank fees and other professional fees of $1.9 million are being amortized over the life of the agreement. At June 30, 2005, there was $1.2 million outstanding under the Loan and Security Agreement. The Loan and Security Agreement expires in August 2007.

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

     (iii) in the event of a default under the agreement, the lender has the right to direct all cash that is deposited in the Company's lock boxes to the lender to pay down outstanding borrowings;

     (iv) the agreement establishes cross-defaults to the Company's other indebtedness (such as the 11-7/8% senior secured notes and 10-3/8% senior subordinated notes) such that a default under the Loan and Security Agreement could cause a default under the note agreements and vice versa; however, default-triggering thresholds are different in the loan agreement and the notes; and

     (v) if the Company is in default of any material agreement to which it is a party and the counter-party to that agreement has the right to terminate such agreement as a result of the default, this constitutes an event of default under the Loan and Security Agreement.

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

SENIOR SECURED NOTES

At June 30, 2005, the Company has $157.5 million of 11-7/8% senior secured notes (the "Secured Notes") that are due in October 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes were offered at a discount of $0.8 million, which is being amortized using the interest method over the term of the Secured Notes.

SENIOR SUBORDINATED NOTES

At June 30, 2005, the Company has $169.5 million of 10-3/8% senior subordinated notes (the "Subordinated Notes") that are due in June 2011. Interest is payable on the Subordinated Notes semiannually on June 15 and December 15. The Subordinated Notes were offered at a discount of $4.2 million, which is being amortized using the interest method over the term of the Subordinated Notes.

In February 2005, the Company repurchased $5.5 million par value of the Subordinated Notes for a total of $3.9 million, including $0.1 million of accrued interest, using excess cash on hand. The notes were purchased in the open market and were trading at 69% of their par value at the time of purchase. The repurchase resulted in a gain of approximately $1.6 million, which is classified as gain on extinguishment of debt in the consolidated statement of operations. The repurchase will reduce the Company's annual interest charges by approximately $0.6 million.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTEREST PAYMENTS

Interest payments of $18.3 million and $18.4 million were made during the six months ended June 30, 2005 and 2004, respectively. Interest of $5.4 million was accrued for at June 30, 2005 and December 31, 2004, respectively, and is included in other accrued expenses on the consolidated balance sheets.

NOTE 5 - PREFERRED STOCK

On September 13, 2004, the Company filed a Certificate of Designations governing a new series of preferred stock, $0.01 par value (the "Series C Preferred"), with the Secretary of State for the State of Delaware. The Series C Preferred was exchanged on a share-for-share basis with the Company's Series B Preferred Stock, $0.01 par value (the "Series B Preferred"). The Certificate of Designations for the Series C Preferred is identical to the Series B Preferred stock Certificate of Designations except:

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

At June 30, 2005, an event of non-compliance continued to exist under our Series C Preferred because the Company's leverage ratio of 9.9 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeded 7.5. Upon the occurrence of this event of non-compliance, the 5% per annum dividend rate on the Series C Preferred stock was increased to the current maximum rate of 10% per annum. The dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5.

The conversion price of the Series C Preferred stock at June 30, 2005 was $7.61.

The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or the Loan and Security Agreement. As such, there is no acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences have not resulted in any cash outflow from the Company.

Under the conversion terms of the Series C Preferred, each holder has a right to convert dividends into shares of common stock. At June 30, 2005, no dividends have been declared. However, in light of each holder's conversion right and considering the increase in the dividend rate, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). For the six months ended June 30, 2005, $3.7 million has been reported as an increase in the carrying value of the Series C Preferred stock and a charge to capital in excess of par value in light of the stockholders' deficit.

In September 2004, the Board of Directors of the Company created the Series M Preferred stock ("Series M Preferred") to give management an equity stake in the performance of the Company. The Series M Preferred is limited to 150,000 shares, of which 69,000 shares have been issued at June 30, 2005. The Series M Preferred is treated under fixed plan accounting and is classified in the mezzanine section of the consolidated balance sheets because redemption is outside the control of the Company.

Among other rights and provisions, the Series M Preferred provides that the holder of each share will receive a cash distribution upon any liquidation, dissolution, winding up or change of control of the Company. The amount of such distribution is first a percentage of what the holders of Series C Preferred would receive, and second a percentage of what the holders of the Company's common stock would receive, in each case, upon such liquidation, dissolution, winding up or change of control.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

If the Company had been sold on June 30, 2005, the bondholders would have been entitled to receive $330.3 million and the preferred stockholders would have been entitled to receive $158.2 million before the common stockholders would have received any amounts for their common shares. In addition, the Series M Preferred holders would receive 8% of all amounts the common stockholder would receive. The amount the preferred stockholders would be entitled to receive could increase significantly in the future under certain circumstances. Common stockholders are urged to read the terms of the preferred stock in their entirety.

NOTE 6 - COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

EXECUTIVE LOAN PROGRAM

At June 30, 2005 and December 31, 2004, the outstanding loan balance due under the Executive Loan Program was approximately $5.8 million. The loan balance is fully reserved for at both periods and is classified in the stockholders' deficit section of the consolidated balance sheets as notes receivable from officers.

MANAGEMENT STOCK PURCHASE PLAN

During the first six months of 2005, 69,775 shares of the Company's common stock were issued under this plan leaving a balance of 847 restricted stock units ("RSUs") outstanding at June 30, 2005.

EQUITY AND PERFORMANCE INCENTIVE PLAN

Stock Options

In the first six months of 2005, 114,400 stock options were cancelled, leaving 1,136,525 options outstanding at June 30, 2005.

Deferred Shares

In the first quarter of 2005, 614,706 shares of the Company's common stock were issued under this plan leaving no outstanding deferred shares at June 30, 2005.

Performance Units

At June 30, 2005, 113,500 performance units remain outstanding related to two executives. Subject to the attainment of certain performance goals from January 1, 2003 through December 31, 2005, each grantee can earn a cash award of up to $2.00 for each performance unit.

TREASURY STOCK

In the first six months of 2005, 28,613 shares were returned to the Company by a certain executive to cover taxes on deferred shares issued. Treasury stock is purchased for constructive retirement and is carried at cost and recorded as a net decrease in capital in excess of par value.

NOTE 7 - EMPLOYEE BENEFIT PLANS

Effective January 1, 2004, the Company's defined benefit plan was amended to freeze benefit accruals. The Company is not required to make any contributions to its defined benefit plan in 2005.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the components of our defined benefit pension expense for the three and six months ended June 30, 2005 and 2004 (in thousands):

                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                 JUNE 30,            JUNE 30,
                                            ------------------   -----------------
                                               2005    2004        2005      2004
                                              -----   -----      -------   -------
Interest cost............................     $ 599   $ 700      $ 1,231   $ 1,286
Expected return on plan assets...........      (777)   (841)      (1,492)   (1,562)
                                              -----   -----      -------   -------
   Net periodic benefit cost (benefit)...     $(178)  $(141)     $  (261)  $  (276)
                                              =====   =====      =======   =======

Concurrent with the freeze, the Company began making contributions to a new retirement account in the 401(k) Plan, which has been renamed the Penton Media, Inc. Retirement and Savings Plan ("RSP"). The RSP now includes the new retirement account and the "old" 401(k) savings account. Beginning in 2004, the Company began making monthly contributions to each employee's retirement account equal to between 3% and 6% of the employee's annual salary, based on age and years of service. Effective January 1, 2005, the Company changed the contribution to 3% and began making contributions quarterly instead of monthly. The Company's contributions become fully vested once the employee has completed five years of service. The Company expects to make contributions of $1.6 million to the RSP in 2005. During the first six months of 2005, contributions of $0.8 million have been made.

Effective January 1, 2004, Penton's supplemental executive retirement plan ("SERP") was amended to freeze benefits. The following table summarizes the components of our SERP pension expense for the three and six months ended June 30, 2005 and 2004 (in thousands):

                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                                 JUNE 30,            JUNE 30,
                                            ------------------   ----------------
                                               2005    2004        2005   2004
                                               ----    ----        ----   ----
Interest cost............................       $ 7     $13         $13    $26
Expected return on plan assets...........        --      --          --     --
                                                ---     ---         ---    ---
   Net periodic benefit cost (benefit)...       $ 7     $13         $13    $26
                                                ===     ===         ===    ===

NOTE 8 - EARNINGS PER SHARE

Earnings per share have been computed pursuant to the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Computations of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands, except per share amounts):

                                                             THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                  JUNE 30,             JUNE 30,
                                                             ------------------   ------------------
                                                               2005      2004       2005      2004
                                                             -------   --------   -------   --------
Net loss applicable to common stockholders                   $(7,695)  $(18,634)  $(7,705)  $(29,729)
                                                             =======   ========   =======   ========

Number of shares:
Weighted average shares outstanding - basic and diluted       34,489     33,583    34,490     33,559
                                                             =======   ========   =======   ========

Per share amount:
Loss applicable to common stockholders - basic and diluted   $ (0.22)  $  (0.55)  $ (0.22)  $  (0.89)
                                                             =======   ========   =======   ========

Our preferred stock and RSUs are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the preferred stock and the RSUs as if the

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

preferred stock and the RSUs had been converted into common stock. Emerging Issues Task Force ("EITF") Issue 03-6, "Participating Securities and the Two-Class Method Under FASB Statement 128, Earnings Per Share" ("EITF 03-6") requires that participating securities included in the scope of EITF 03-6 be included in the computation of basic earnings per share if the effect of inclusion is dilutive. At June 30, 2005 and 2004, redeemable preferred stock was excluded from the calculation of basic earnings per share, as the results were anti-dilutive. At June 30, 2004, non-vested RSUs were excluded from the calculation of basic earnings per share, as the results were anti-dilutive. At June 30, 2005, there are no non-vested RSUs.

For the three and six months ended June 30, 2005, 1,136,525 stock options, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive.

For the three and six months ended June 30, 2004, 2,337,680 stock options, 370,000 performance shares, 589,706 non-vested deferred shares, 83,882 non-vested RSUs, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive.

NOTE 9 - COMPREHENSIVE LOSS

Comprehensive loss represents net loss plus the results of certain stockholders' equity changes not reflected in the consolidated statements of operations. The after-tax component of comprehensive loss for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30,              JUNE 30,
                                                           -------------------   ------------------
                                                              2005      2004       2005      2004
                                                            -------   --------   -------   --------
Net loss                                                    $(5,804)  $(15,226)  $(3,991)  $(21,128)
Cumulative translation adjustment related
   to sale of business                                        1,244         --     1,244         --
Change in accumulated translation adjustment                     57       (114)      (35)        41
                                                            -------   --------   -------   --------
Total comprehensive loss                                    $(4,503)  $(15,340)  $(2,782)  $(21,087)
                                                            =======   ========   =======   ========

NOTE 10 - INCOME TAXES

The effective tax rates for the three months ended June 30, 2005 and 2004 were a provision of 12.3% and 5.4%, respectively. The higher effective tax rate for the three months ended June 30, 2005 compared to June 30, 2004 is primarily due to the impact of deferred tax liabilities on indefinite lived intangibles being in the tax provision as a fixed amount while the loss from continuing operations changed between periods. The effective tax rates for the six months ended June 30, 2005 and 2004 were a provision of 383.5% and 8.8%, respectively. The higher effective tax rate for the six months ended June 30, 2005 as compared to June 30, 2004 is primarily due to the impact of deferred tax liabilities on indefinite lived intangibles being in the tax provision as a fixed amount while the income (loss) from continuing operations changed between periods. For the three months ended June 30, 2005 and 2004, the Company recorded tax expense of $0.6 million and $0.8 million on a loss from continuing operations before income taxes of $5.0 and $14.2 million, respectively. For the six months ended June 30, 2005 and 2004, the Company recorded tax expense of $1.4 million and $1.5 million on income from continuing operations before income taxes of $0.4 million and a loss from continuing operations before income taxes of $17.5 million, respectively.

The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). At June 30, 2005 and December 31, 2004, the valuation allowance for net deferred tax assets and net operating loss carryforwards, excluding the deferred tax liability related to indefinite-lived intangibles, totaled $101.7 million and $106.0 million, respectively.

On June 30, 2005, the State of Ohio enacted new tax legislation that creates a new Commercial Activity Tax ("CAT") which computes taxes based on qualifying "taxable gross receipts" and will not consider any expenses or costs incurred to generate such receipts except for items such as cash discounts, returns and allowances and bad debts. The CAT is effective July 1,

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2005 and replaces the Ohio income-based franchise tax and personal property tax. The CAT is phased in while the current franchise tax is phased out over a five-year period, beginning with the year ended December 31, 2005. Personal property tax is phased out over a four-year period, beginning with the year ended December 31, 2005. During the phase-out period the Ohio income tax will be computed consistently with the current tax law except that the tax liability as computed will be multiplied by approximately 4/5 for the year ended December 31, 2005, 3/5 for the year ended December 31, 2006, 2/5 for the year ended December 31, 2007, and 1/5 for the year ended December 31, 2008, therefore eliminating the current tax over a five-year period.

As a result of the new tax structure, all net deferred taxes that are not expected to reverse during the five-year phase-in period have been written off at June 30, 2005. Due to the Company's valuation allowance for net deferred tax assets and net operating loss carryforwards, the law should not have a material impact on our income taxes. The Ohio net operating loss carryforward of $5.5 million and its related valuation allowance were adjusted to reflect the expiration of these net operating loss carryforwards due to the change in the law.

The American Job Creation Act of 2004 was signed into law in October 2004. Due to the Company's U.S. tax loss position, the law should not have a material impact on our income taxes.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

On November 3, 2003, a lawsuit was brought against the Company for an unspecified amount by Alison & Associates, Inc. under the Telephone Consumer Protection Act ("TCPA"), which prohibits the transmission of unsolicited fax advertisements. The lawsuit is a putative class action that seeks to represent a class of plaintiffs comprised of all individuals and entities who, during the period from November 3, 1999 through the present, received one or more facsimiles sent by or on behalf of the Company advertising the commercial availability of its products or services and who did not give their prior expressed permission or invitation to receive such faxes. The statutory penalty for a single violation of the TCPA is $500, although the penalty can increase to $1,500 per violation if the Company is found to have willfully or knowingly violated these laws. In June 2005, the two parties settled the case for $0.05 million in cash, which was paid entirely with insurance proceeds. The Richmond County, Georgia, Superior Court dismissed the case on June 30, 2005.

In the normal course of business, Penton is subject to a number of lawsuits and claims, both actual and potential in nature. While management believes that resolution of existing claims and lawsuits will not have a material adverse effect on Penton's financial statements, management is unable to estimate the magnitude or financial impact of claims and lawsuits that may be filed in the future.

TAX MATTERS

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is probable that our positions will be sustained when challenged by the taxing authorities. As of June 30, 2005, we have not recognized tax benefits of approximately $2.3 million relating to various state tax positions. Should the ultimate outcome be unfavorable, we would be required to make a cash payment for all tax reductions claimed as of that date.

CURRENT LIQUIDITY

The Company believes that its existing sources of liquidity, along with revenues expected to be generated from operations, will be sufficient to fund operations, anticipated capital expenditures, working capital, and other financing requirements. However, if the Company continues to incur operating losses and negative cash flows in the future, Penton may need to further reduce its operating costs or obtain alternate sources of financing, or both, to remain viable. The Company's ability to meet cash operating requirements depends upon its future performance, which is subject to general economic conditions and to financial, competitive, business, and other factors. The Company's ability to return to sustained profitability at acceptable levels will

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

depend on a number of risk factors, many of which are largely beyond the Company's control. If the Company is unable to meet its debt obligations or fund its other liquidity needs, particularly if the revenue environment deteriorates, Penton may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities. Such additional financing may not be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants issued, including the conversion price, dividend and liquidation adjustment provisions, could result in substantial dilution to common stockholders. The redemption price premiums and board representation rights could negatively impact our ability to access the equity markets in the future.

OTHER COMMITMENTS

In February 2005, the Company replaced its printing agreement with R.R. Donnelley dated December 1999 with a new seven-year agreement. The new agreement expires on December 31, 2011 unless a minimum revenue commitment to R.R. Donnelley of $42.0 million is not reached, at which time the agreement would extend until the commitment is reached. The Company also agreed to consolidate certain magazines under the new agreement when current contracts with other vendors expire. In exchange, the Company will receive certain credits for 2005 and pricing reductions in 2006 through 2011. In addition, the purchase commitments required in the old agreement of $7.2 million and $6.8 million in 2005 and 2006, respectively, have been eliminated.

NOTE 12 - BUSINESS RESTRUCTURING CHARGES

To maintain competitiveness and in reaction to the downturn in the business-to-business media industry, Penton has implemented restructuring actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

The cost reduction initiatives included workforce reductions, the consolidation and closure of over 30 facilities, and the cancellation of various contracts.

For facilities that the Company no longer occupies, management makes sublease assumptions, including the number of years a property will be subleased and the price per square foot expected to be received, based on discussions with realtors and/or parties that have shown interest in the space, the square footage of the property, the properties location, and market trends. The Company is actively attempting to sublease all vacant facilities.

Personnel costs include payments for severance, benefits and outplacement services.

2001 RESTRUCTURING PLAN

In 2001, as part of a broad cost reduction initiative, the Company announced certain expense reductions, including a reduction in workforce of approximately 400 employees, the closure of more than 20 offices worldwide and other exit costs primarily related to the write-off of computerized software development costs. Adjustments to other exit costs of approximately $1.0 million in 2001 primarily relate to the reversal of certain restructuring initiatives that did not require the level of spending that had originally been estimated. Adjustments to the 2001 plan in 2002 and 2003 of $0.6 million and $0.3 million, respectively, were made to facility closing costs to reflect changes in sublease assumption.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Activity and liability balances related to the 2001 restructuring plan are as follows (in thousands):

                                              SEVERANCE
                                              AND OTHER         FACILITY        OTHER
                                           PERSONNEL COSTS   CLOSING COSTS   EXIT COSTS     TOTAL
                                           ---------------   -------------   ----------   --------
Charged to costs and expenses                  $ 6,774          $ 8,669       $ 4,364     $19,807
Adjustments                                        (23)              --          (994)     (1,017)
Cash payments                                   (4,468)            (267)       (2,423)     (7,158)
                                               -------          -------       -------     -------
Restructuring balance, December 31, 2001         2,283            8,402           947      11,632
Adjustments                                       (135)            (459)         (422)     (1,016)
Cash payments                                   (2,129)          (1,590)         (250)     (3,969)
                                               -------          -------       -------     -------
Restructuring balance, December 31, 2002            19            6,353           275       6,647
Adjustments                                         (8)             598            82         672
Cash payments                                      (11)          (1,304)         (357)     (1,672)
                                               -------          -------       -------     -------
Restructuring balance, December 31, 2003            --            5,647            --       5,647
Adjustments                                         --              288            --         288
Cash payments                                       --           (1,394)           --      (1,394)
                                               -------          -------       -------     -------
Restructuring balance, December 31, 2004            --            4,541            --       4,541
Adjustments                                         --               12            --          12
Cash payments                                       --           (1,057)           --      (1,057)
                                               -------          -------       -------     -------
Restructuring balance, June 30, 2005           $    --          $ 3,496       $    --     $ 3,496
                                               =======          =======       =======     =======

The Company expects to pay its obligations for non-cancelable facility leases over their respective lease terms, which expire at various dates through 2013.

2002 RESTRUCTURING PLAN

In 2002, the Company announced a number of expense reduction and restructuring initiatives intended to further improve its operating cost structure. The actions included costs of $5.1 million related to the closure of nine additional offices worldwide. These amounts were offset in part by approximately $1.7 million related to our New York, New York and Burlingame, California offices that were subleased in 2002. In addition, the Company reduced the workforce by approximately 316 employees and recorded a liability for other contractual obligations related primarily to the cancellation of trade show venues, hotel contracts and service agreements. Facility closing cost adjustments of $1.7 million in 2002 relate primarily to rent escalation provisions, which had not been taken into consideration when the original 2002 liability was recorded. Adjustments to the 2002 plan in 2003 and 2004 of $0.6 million and $0.3 million, respectively, were made to facility closing costs to reflect changes in sublease assumption.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Activity and liability balances related to the 2002 restructuring plan are as follows (in thousands):

                                              SEVERANCE
                                              AND OTHER         FACILITY        OTHER
                                           PERSONNEL COSTS   CLOSING COSTS   EXIT COSTS    TOTAL
                                           ---------------   -------------   ----------   -------
Charged to costs and expenses                  $10,344          $ 3,421        $1,648     $15,413
Adjustments                                        200            1,705            59       1,964
Cash payments                                   (5,440)            (693)         (967)     (7,100)
                                               -------          -------        ------     -------
Restructuring balance, December 31, 2002         5,104            4,433           740      10,277
Adjustments                                        (45)            (604)          (92)       (741)
Cash payments                                   (4,928)          (1,469)         (375)     (6,772)
                                               -------          -------        ------     -------
Restructuring balance, December 31, 2003           131            2,360           273       2,764
Adjustments                                         25              300           291         616
Cash payments                                      (64)            (708)         (564)     (1,336)
                                               -------          -------        ------     -------
Restructuring balance, December 31, 2004            92            1,952            --       2,044
Adjustments                                         --              201            --         201
Cash payments                                       (4)            (290)           --        (294)
                                               -------          -------        ------     -------
Restructuring balance, June 30, 2005           $    88          $ 1,863        $   --     $ 1,951
                                               =======          =======        ======     =======

The balance of severance costs relate to an executive who will be paid through 2007. Obligations for non-cancelable facility leases will be paid over their respective lease terms, which expire at various dates through 2010.

2003 RESTRUCTURING PLAN

In order to meet continued revenue challenges in 2003, the Company implemented a number of additional expense reduction and restructuring activities totaling $4.9 million, net of estimated sublease income. The following sets forth additional detail concerning the principal components of this charge:

- Personnel costs of $2.7 million are associated with the elimination of 85 positions. Approximately 91% of the positions eliminated were in the United States, with most of the remaining positions in the United Kingdom.

- The Company recorded office closure costs of $3.8 million primarily related to the closure of one floor at the Company's corporate headquarters and the partial closure of one additional facility. This charge was offset by $2.3 million of estimated sublease income related to these facilities.

- The charge for other exit costs of $0.7 million relates primarily to equipment lease payments at closed office facilities, cancellation of certain contracts, and broker commissions.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Activity and liability balances related to the 2003 restructuring plan, are as follows (in thousands):

                                              SEVERANCE
                                              AND OTHER         FACILITY        OTHER
                                           PERSONNEL COSTS   CLOSING COSTS   EXIT COSTS    TOTAL
                                           ---------------   -------------   ----------   -------
Charged to costs and expenses                  $ 2,736          $1,505         $ 661      $ 4,902
Adjustments                                         35             (11)           --           24
Cash payments                                   (1,105)           (500)         (233)      (1,838)
                                               -------          ------         -----      -------
Restructuring balance, December 31, 2003         1,666             994           428        3,088
Adjustments                                         76              69            (9)         136
Cash payments                                   (1,742)           (114)         (241)      (2,097)
                                               -------          ------         -----      -------
Restructuring balance, December 31, 2004            --             949           178        1,127
Adjustments                                         --              30          (167)        (137)
Cash payments                                       --             (10)          (11)         (21)
                                               -------          ------         -----      -------
Restructuring balance, June 30, 2005           $    --          $  969         $  --      $   969
                                               =======          ======         =====      =======

In March 2005, the Company was able to negotiate the termination of all of its restructured copier leases, which were classified in other exit costs, for approximately $0.1 million less than its original obligation. The Company was also able to negotiate the settlement of a $0.06 million hotel contract obligation. Obligations for non-cancelable facility leases will be paid over their respective lease terms, which expire at various dates through 2010.

2004 RESTRUCTURING PLAN

In order to continue management's efforts to control costs, the Company implemented a number of additional expense reduction and restructuring activities in 2004 totaling $5.2 million. The following sets forth additional detail regarding the principal components of this charge:

     - Personnel costs of $4.7 million are associated with the elimination of 68 positions.

     - Office closure costs of $0.1 million primarily relate to the closure of a warehouse in Colorado.

     - The charge for other exit costs of $0.4 million relates primarily to the cancellation of an agreement with a former employee to provide trade show and conference services to select Penton events, as well costs for other miscellaneous contracts.

Activity and liability balances related to the 2004 restructuring plan are as follows (in thousands):

                                              SEVERANCE
                                              AND OTHER         FACILITY        OTHER
                                           PERSONNEL COSTS   CLOSING COSTS   EXIT COSTS    TOTAL
                                           ---------------   -------------   ----------   -------
Charged to costs and expenses                  $ 4,752           $ 51          $ 364      $ 5,167
Adjustments                                         15             --            (27)         (12)
Cash payments                                   (4,024)            (1)           (98)      (4,123)
                                               -------           ----          -----      -------
Restructuring balance, December 31, 2004           743             50            239        1,032
Adjustments                                          2             (3)            20           19
Cash payments                                     (643)           (21)          (141)        (805)
                                               -------           ----          -----      -------
Restructuring balance, June 30, 2005           $   102           $ 26          $ 118      $   246
                                               =======           ====          =====      =======

The Company expects to complete all severance payments by September 2005. Furthermore, payments related to non-cancelable facility lease obligations and other exit costs are expected to be completed by December 2005.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2005 RESTRUCTURING PLAN

In the first quarter of 2005, the Company announced its plans to shut down its Wireless Systems Design magazine, which was part of our Technology segment. The shutdown will result in the termination of eight employees at a cost of approximately $0.2 million. As of June 30, 2005, the elimination of all eight positions has been completed.

Activity and liability balances related to the first quarter 2005 restructuring plan, are as follows (in thousands):

                                          SEVERANCE
                                          AND OTHER
                                       PERSONNEL COSTS
                                       ---------------
Charged to costs and expenses               $ 156
Cash payments                                (111)
                                            -----
Restructuring balance, June 30, 2005        $  45
                                            =====

The Company expects to complete severance payments by September 2005.

ESTIMATED FUTURE PAYMENTS

Management expects to make cash restructuring payments during the remainder of 2005 of approximately $0.6 million, comprised of $0.1 million for employee separation costs, $0.4 million for facility lease obligations and $0.1 million for other contractual obligations. The balance of severance costs will be paid through the first quarter of 2007, and the balance of facility costs, primarily long-term leases, are expected to be paid through the end of their respective lease terms, which extend through 2013.

Amounts due within one year, approximately $1.2 million and $2.7 million at June 30, 2005 and December 31, 2004, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year, approximately $5.5 million and $6.0 million at June 30, 2005 and December 31, 2004, respectively, are included in other non-current liabilities on the consolidated balance sheets.

Restructuring charges, including adjustments, for the three and six months ended June 30, 2005 and 2004 are as follows, by segment:

             THREE MONTHS ENDED   SIX MONTHS ENDED
                  JUNE 30,            JUNE 30,
             ------------------   ----------------
                2005    2004        2005    2004
                ----   ------       ----   ------
Industry        $260   $  294       $309   $  643
Technology        (7)     533        (18)     768
Lifestyle        (65)      (3)       (65)      10
Retail            --      680         --      698
Corporate         (2)   2,018         26    2,185
                ----   ------       ----   ------
Total           $186   $3,522       $252   $4,304
                ====   ======       ====   ======

Also included in restructuring and other charges on the consolidated statements of operations for the six months ended June 30, 2004 is approximately $0.1 million in legal settlement costs.

NOTE 13 - SEGMENTS

Penton designates its operating segments based on how the chief operating decision maker reviews the Company's performance. As the Company's new CEO, Mr. Nussbaum, along with his executive team, assess and manage the Company's operations differently than the prior management team resulting in a change in the Company's reportable

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

segments effective in the third quarter of 2004. As a result of this change in reportable segments, all prior periods were recast to conform with the new segment format.

The Company's segments include: Industry, Technology, Lifestyle, and Retail. As discussed in Note 2 - Acquisitions and Disposals, the Company sold PM Germany in December 2004 and PM Europe in April 2005. These two operating subsidiaries, which are now classified as discontinued operations, made up our International segment. The results of our segments will, consistent with past practice, be regularly reviewed by the Company's chief operating decision maker and the executive team to determine how resources will be allocated to each segment and to assess the performance of each segment. Penton's four segments derive their revenues from publications, trade shows and conferences, and online media products.

Content of each of our segment publications, trade shows and conferences, and online media products is geared to customers in the following market sectors:

INDUSTRY                          TECHNOLOGY
--------                          ----------
Manufacturing                     Business Technology
Design/Engineering                Aviation
Mechanical Systems/Construction   Enterprise Information Technology
Government/Compliance             Electronics

LIFESTYLE                         RETAIL
---------                         ------
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

Summary information by segment for the three months ended June 30, 2005 and 2004, adjusted for discontinued operations, is as follows (in thousands):

                  REVENUES       ADJUSTED SEGMENT EBITDA
             -----------------   -----------------------
               2005      2004         2005     2004
             -------   -------      -------   ------
Industry     $20,038   $19,485      $ 6,284   $5,688
Technology    15,251    16,520        3,437    3,143
Lifestyle      2,918     3,884       (1,137)    (815)
Retail         5,607     6,217        1,897    1,767
             -------   -------      -------   ------
Total        $43,814   $46,106      $10,481   $9,783
             =======   =======      =======   ======

Summary information by segment for the six months ended June 30, 2005 and 2004, adjusted for discontinued operations, is as follows (in thousands):

                  REVENUES       ADJUSTED SEGMENT EBITDA
             -----------------   -----------------------
               2005      2004         2005      2004
             -------   -------      -------   -------
Industry     $37,453   $36,666      $11,203   $ 9,973
Technology    28,577    30,462        5,668     5,120
Lifestyle     20,836    21,108       10,658    10,093
Retail        10,279    10,661        3,142     2,606
             -------   -------      -------   -------
Total        $97,145   $98,897      $30,671   $27,792
             =======   =======      =======   =======

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Segment revenues, all of which are realized from external customers, equal Penton's consolidated revenues. The following is a reconciliation of Penton's total adjusted segment EBITDA to consolidated income (loss) from continuing operations before income taxes (in thousands):

                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30,              JUNE 30,
                                           ------------------   -------------------
                                             2005      2004       2005       2004
                                           -------   --------   --------   --------
Total adjusted segment EBITDA              $10,481   $  9,783   $ 30,671   $ 27,792
General and administrative costs            (3,662)    (5,769)    (8,342)   (11,448)
Depreciation and amortization               (2,310)    (2,827)    (4,577)    (5,675)
Restructuring and other charges               (186)    (3,502)      (252)    (4,362)
Executive separation costs                      --       (347)        (3)    (2,701)
Non-cash compensation                           (3)      (559)       (14)      (682)
Provision for loan impairment                   --     (1,717)        --     (1,717)
Interest expense                            (9,363)    (9,362)   (18,746)   (18,820)
Interest income                                 32         50         62        136
Gain on extinguishment of debt                  --         --      1,589         --
Other, net                                     (16)         6        (24)         4
                                           -------   --------   --------   --------
Income (loss) from continuing operations
   before income taxes                     $(5,027)  $(14,244)  $    364   $(17,473)
                                           =======   ========   ========   ========

NOTE 14 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Portions of the following transactions do not provide or use cash and, accordingly, are not reflected in the condensed consolidated statements of cash flows.

For the six months ended June 30, 2005, Penton issued 69,775 shares under the Management Stock Purchase Plan and 614,706 deferred shares. In addition, Penton recorded amortization of deemed dividend and accretion on the Series C Preferred of $3.7 million in the first half of 2005.

For the six months ended June 30, 2004, Penton issued 11,217 shares under the Management Stock Purchase Plan, 535,056 deferred shares and 17,000 shares under the stock option plan. In February 2004, 473,700 stock options, 595 RSUs and 445,000 deferred shares were granted and in June 2004, an additional 514,706 deferred shares were granted. As a result of the termination of three executives in June 2004, 239,999 stock options and 255,000 performance shares were immediately vested. Furthermore, for the six months ended June 30, 2004, Penton recorded amortization of deemed dividend and accretion on the Series C Preferred of $8.6 million.

In June 2004, Mr. Nussbaum returned 288,710 common shares to reduce his executive loan balance. In addition, Mr. Nussbaum received a signing bonus for $1.7 million, of which $1.1 million was used to pay off the remaining balance of his executive loan.

NOTE 15 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The following schedules set forth condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004, and condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004. In the following schedules, "Parent" refers to Penton Media, Inc., "Guarantor Subsidiaries" refers to Penton's wholly owned domestic subsidiaries, and "Non-guarantor Subsidiaries" refers to Penton's foreign subsidiaries. "Eliminations" represent the adjustments necessary to eliminate the investments in Penton's subsidiaries.

Effective January 1, 2005, several domestic subsidiaries were merged into Penton Media, Inc. Prior period condensed consolidating financial information has been adjusted to reflect these changes.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATIED BALANCE SHEETS
                                AT JUNE 30, 2005

                                                               GUARANTOR    NON-GUARANTOR                     PENTON
                                                   PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------   ------------   -------------   ------------   ------------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                     $     517     $     201       $    958       $      --      $   1,676
   Restricted cash                                     361            --             --              --            361
   Accounts receivable, net                         21,757         3,269          1,222              --         26,248
   Inventories                                         786           307              5              --          1,098
   Deferred tax assets                                 273             3             --              --            276
   Prepayments, deposits and other                   4,800           373            201              --          5,374
                                                 ---------     ---------       --------       ---------      ---------
                                                    28,494         4,153          2,386              --         35,033
                                                 ---------     ---------       --------       ---------      ---------

   Property and equipment, net                      10,378         1,404            130              --         11,912
   Goodwill                                        136,689        36,182             --              --        172,871
   Other intangible assets, net                      4,694         1,536             --              --          6,230
   Other non-current assets                          5,858            71              8              --          5,937
   Investments in subsidiaries                    (230,997)           --             --         230,997             --
                                                 ---------     ---------       --------       ---------      ---------
                                                   (73,378)       39,193            138         230,997        196,950
                                                 ---------     ---------       --------       ---------      ---------
                                                 $ (44,884)    $  43,346       $  2,524       $ 230,997      $ 231,983
                                                 =========     =========       ========       =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Loan and security agreement credit facility   $   1,200     $      --       $     --       $      --      $   1,200
   Accounts payable and accrued expenses            15,380         1,390            461              --         17,231
   Accrued compensation and benefits                 3,397           591             27              --          4,015
   Unearned income                                  14,564         2,642          2,004              --         19,210
                                                 ---------     ---------       --------       ---------      ---------
                                                    34,541         4,623          2,492              --         41,656
                                                 ---------     ---------       --------       ---------      ---------
Long-term liabilities and deferred credits:
   Senior secured notes, net of discount            80,131        76,988             --              --        157,119
   Senior subordinated notes, net of discount       85,047        81,711             --              --        166,758
   Net deferred pension credits                     10,307            --             --              --         10,307
   Deferred tax liability                           20,198           956             --              --         21,154
   Intercompany advances                          (108,104)       71,600         36,504              --             --
   Other non-current liabilities                     4,726         1,993             --              --          6,719
                                                 ---------     ---------       --------       ---------      ---------
                                                    92,305       233,248         36,504              --        362,057
                                                 ---------     ---------       --------       ---------      ---------
Commitments and contingencies

Mandatorily redeemable convertible
   preferred stock                                  70,876            --             --              --         70,876
                                                 ---------     ---------       --------       ---------      ---------
Series M preferred stock                                11            --             --              --             11
                                                 ---------     ---------       --------       ---------      ---------

Stockholders' deficit:
   Common stock and capital in excess
      of par value                                 211,766       202,400         16,566        (218,966)       211,766
   Retained deficit                               (454,058)     (396,880)       (52,758)        449,638       (454,058)
   Notes receivable from officers, less
      reserve of $5,848                                 --            --             --              --             --
   Accumulated other comprehensive
      income (loss)                                   (325)          (45)          (280)            325           (325)
                                                 ---------     ---------       --------       ---------      ---------
                                                  (242,617)     (194,525)       (36,472)        230,997       (242,617)
                                                 ---------     ---------       --------       ---------      ---------
                                                 $ (44,884)    $  43,346       $  2,524       $ 230,997      $ 231,983
                                                 =========     =========       ========       =========      =========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                              AT DECEMBER 31, 2004

                                                               GUARANTOR    NON-GUARANTOR                     PENTON
                                                   PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------   ------------   -------------   ------------   ------------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                     $   5,991    $      73       $  1,597       $      --      $   7,661
   Restricted cash                                     125           --             --              --            125
   Accounts receivable, net                         22,033        4,248          4,290              --         30,571
   Inventories                                         560          291              5              --            856
   Deferred tax asset                                  273            3             --              --            276
   Prepayments, deposits and other                   2,896           39            737              --          3,672
                                                 ---------    ---------       --------       ---------      ---------
                                                    31,878        4,654          6,629              --         43,161
                                                 ---------    ---------       --------       ---------      ---------

   Property and equipment, net                      12,304        1,693            796              --         14,793
   Goodwill                                        136,689       36,182          3,291              --        176,162
   Other intangible assets, net                      4,688        1,950            208              --          6,846
   Other non-current assets                          6,168          208             36              --          6,412
   Investment in subsidiaries                     (221,148)          --             --         221,148             --
                                                 ---------    ---------       --------       ---------      ---------
                                                   (61,299)      40,033          4,331         221,148        204,213
                                                 ---------    ---------       --------       ---------      ---------
                                                 $ (29,421)   $  44,687       $ 10,960       $ 221,148      $ 247,374
                                                 =========    =========       ========       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses         $  18,121    $   1,724       $    900       $      --      $  20,745
   Accrued compensation and benefits                 4,961          902             17              --          5,880
   Unearned income                                  16,337        2,760          4,177              --         23,274
                                                 ---------    ---------       --------       ---------      ---------
                                                    39,419        5,386          5,094              --         49,899
                                                 ---------    ---------       --------       ---------      ---------

Long-term liabilities and deferred credits:
   Senior secured notes, net of discount            80,094       76,953             --              --        157,047
   Senior subordinated notes, net of discount       87,729       84,288             --              --        172,017
   Net deferred pension credits                     10,568           --             --              --         10,568
   Deferred tax liability                           18,947          956             --              --         19,903
   Intercompany advances                          (102,089)      61,420         40,669              --             --
   Other non-current liabilities                     4,981        2,029             --              --          7,010
                                                 ---------    ---------       --------       ---------      ---------
                                                   100,230      225,646         40,669              --        366,545
                                                 ---------    ---------       --------       ---------      ---------

Commitments and contingencies

Mandatorily redeemable convertible
   preferred stock                                  67,162           --             --              --         67,162
                                                 ---------    ---------       --------       ---------      ---------
Series M preferred stock                                 4           --             --              --              4
                                                 ---------    ---------       --------       ---------      ---------

Stockholders' equity (deficit):
   Common stock and capital in excess
      of par value                                 215,364      203,660         16,566        (220,226)       215,364
   Retained earnings (deficit)                    (450,067)    (389,963)       (49,826)        439,789       (450,067)
   Notes receivable from officers                       --           --             --              --             --
   Accumulated other comprehensive loss             (1,533)         (42)        (1,543)          1,585         (1,533)
                                                 ---------    ---------       --------       ---------      ---------
                                                  (236,236)    (186,345)       (34,803)        221,148       (236,236)
                                                 ---------    ---------       --------       ---------      ---------
                                                 $ (29,421)   $  44,687       $ 10,960       $ 221,148      $ 247,374
                                                 =========    =========       ========       =========      =========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005

                                                               GUARANTOR    NON-GUARANTOR                     PENTON
                                                   PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  --------   ------------   -------------   ------------   ------------
                                                                          (DOLLARS IN THOUSANDS)
REVENUES                                           $34,621     $ 8,163         $1,030          $   --        $ 43,814
                                                   -------     -------         ------          ------        --------

OPERATING EXPENSES:
   Editorial, production and circulation            16,147       3,820            333              --          20,300
   Selling, general and administrative              13,837       2,361            500              --          16,698
   Restructuring and other charges                     193          (7)            --              --             186
   Depreciation and amortization                     1,933         358             19              --           2,310
                                                   -------     -------         ------          ------        --------
                                                    32,110       6,532            852              --          39,494
                                                   -------     -------         ------          ------        --------
OPERATING INCOME (LOSS)                              2,511       1,631            178              --           4,320
                                                   -------     -------         ------          ------        --------

OTHER INCOME (EXPENSE):
   Interest expense                                 (4,766)     (4,578)           (19)             --          (9,363)
   Interest income                                      32          --             --              --              32
   Equity in losses of subsidiaries                 (2,956)         --             --           2,956              --
   Other, net                                           (2)         --            (14)             --             (16)
                                                   -------     -------         ------          ------        --------
                                                    (7,692)     (4,578)           (33)          2,956          (9,347)
                                                   -------     -------         ------          ------        --------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                     (5,181)     (2,947)           145           2,956          (5,027)

Provision for income taxes                             623          (5)            --              --             618
                                                   -------     -------         ------          ------        --------
INCOME (LOSS) FROM CONTINUING OPERATIONS            (5,804)     (2,942)           145           2,956          (5,645)

Loss from discontinued operations, net of taxes         --          --           (159)             --            (159)
                                                   -------     -------         ------          ------        --------
NET LOSS                                           $(5,804)    $(2,942)        $  (14)         $2,956        $ (5,804)
                                                   =======     =======         ======          ======        ========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005

                                                               GUARANTOR    NON-GUARANTOR                     PENTON
                                                   PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  --------   ------------   -------------   ------------   ------------
                                                                          (DOLLARS IN THOUSANDS)
REVENUES                                          $ 35,961     $ 8,619         $1,526          $   --        $ 46,106
                                                  --------     -------         ------          ------        --------

OPERATING EXPENSES:
   Editorial, production and circulation            17,165       4,094            553              --          21,812
   Selling, general and administrative              17,525       2,821            840              --          21,186
   Provision for loan impairment                     1,717          --             --              --           1,717
   Restructuring and other charges                   2,988         514             --              --           3,502
   Depreciation and amortization                     2,205         591             31              --           2,827
                                                  --------     -------         ------          ------        --------
                                                    41,600       8,020          1,424              --          51,044
                                                  --------     -------         ------          ------        --------
OPERATING INCOME (LOSS)                             (5,639)        599            102              --          (4,938)
                                                  --------     -------         ------          ------        --------

OTHER INCOME (EXPENSE):
   Interest expense                                 (4,815)     (4,468)           (79)             --          (9,362)
   Interest income                                      50          --             --              --              50
   Equity in losses of subsidiaries                 (4,065)         --             --           4,065              --
   Other, net                                            6          --             --              --               6
                                                  --------     -------         ------          ------        --------
                                                    (8,824)     (4,468)           (79)          4,065          (9,306)
                                                  --------     -------         ------          ------        --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                             (14,463)     (3,869)            23           4,065         (14,244)

Provision for income taxes                             763           4             --              --             767
                                                  --------     -------         ------          ------        --------

INCOME (LOSS) FROM CONTINUING OPERATIONS           (15,226)     (3,873)            23           4,065         (15,011)

Loss from discontinued operations, net of taxes         --          --           (215)             --            (215)
                                                  --------     -------         ------          ------        --------
NET INCOME (LOSS)                                 $(15,226)    $(3,873)        $ (192)         $4,065        $(15,226)
                                                  ========     =======         ======          ======        ========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                                               GUARANTOR    NON-GUARANTOR                     PENTON
                                                   PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  --------   ------------   -------------   ------------   ------------
                                                                          (DOLLARS IN THOUSANDS)
REVENUES                                          $ 81,650     $14,266         $ 1,229         $   --        $ 97,145
                                                  --------     -------         -------         ------        --------

OPERATING EXPENSES:
   Editorial, production and circulation            33,138       7,165             367             --          40,670
   Selling, general and administrative              29,282       4,176             705             --          34,163
   Restructuring and other charges                     270         (18)             --             --             252
   Depreciation and amortization                     3,823         715              39             --           4,577
                                                  --------     -------         -------         ------        --------
                                                    66,513      12,038           1,111             --          79,662
                                                  --------     -------         -------         ------        --------
OPERATING INCOME                                    15,137       2,228             118             --          17,483
                                                  --------     -------         -------         ------        --------

OTHER INCOME (EXPENSE):
   Interest expense                                 (9,521)     (9,148)            (77)            --         (18,746)
   Interest income                                      62          --              --             --              62
   Equity in losses of subsidiaries                 (9,849)         --              --          9,849              --
   Gain on extinguishment of debt                    1,589          --              --             --           1,589
   Other, net                                          (10)         --             (14)            --             (24)
                                                  --------     -------         -------         ------        --------
                                                   (17,729)     (9,148)            (91)         9,849         (17,119)
                                                  --------     -------         -------         ------        --------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                     (2,592)     (6,920)             27          9,849             364

Provision for income taxes                           1,399          (3)             --             --           1,396
                                                  --------     -------         -------         ------        --------

INCOME (LOSS) FROM CONTINUING OPERATIONS            (3,991)     (6,917)             27          9,849          (1,032)

Loss from discontinued operations, net of taxes         --          --          (2,959)            --          (2,959)
                                                  --------     -------         -------         ------        --------
NET INCOME (LOSS)                                 $ (3,991)    $(6,917)        $(2,932)        $9,849        $ (3,991)
                                                  ========     =======         =======         ======        ========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                               GUARANTOR    NON-GUARANTOR                     PENTON
                                                   PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  --------   ------------   -------------   ------------   ------------
                                                                          (DOLLARS IN THOUSANDS)
REVENUES                                          $ 81,003     $15,979         $ 1,915         $    --       $ 98,897
                                                  --------     -------         -------         -------       --------

OPERATING EXPENSES:
   Editorial, production and circulation            33,607       7,854             686              --         42,147
   Selling, general and administrative              37,099       5,327           1,363              --         43,789
   Provision for loan impairment                     1,717          --              --              --          1,717
   Restructuring and other charges                   3,619         733              10              --          4,362
   Depreciation and amortization                     4,419       1,190              66              --          5,675
                                                  --------     -------         -------         -------       --------
                                                    80,461      15,104           2,125              --         97,690
                                                  --------     -------         -------         -------       --------

OPERATING INCOME (LOSS)                                542         875            (210)             --          1,207
                                                  --------     -------         -------         -------       --------

OTHER INCOME (EXPENSE):
   Interest expense                                 (9,674)     (8,978)           (168)             --        (18,820)
   Interest income                                     136          --              --              --            136
   Equity in losses of subsidiaries                (10,613)         --              --          10,613             --
   Other, net                                            4          --              --              --              4
                                                  --------     -------         -------         -------       --------
                                                   (20,147)     (8,978)           (168)         10,613        (18,680)
                                                  --------     -------         -------         -------       --------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                    (19,605)     (8,103)           (378)         10,613        (17,473)

Provision for income taxes                           1,523           8              --              --          1,531
                                                  --------     -------         -------         -------       --------

INCOME (LOSS) FROM CONTINUING OPERATIONS           (21,128)     (8,111)           (378)         10,613        (19,004)

Loss from discontinued operations, net of taxes         --          --          (2,124)             --         (2,124)
                                                  --------     -------         -------         -------       --------

NET INCOME (LOSS)                                 $(21,128)    $(8,111)        $(2,502)        $10,613       $(21,128)
                                                  ========     =======         =======         =======       ========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                                              GUARANTOR    NON-GUARANTOR                     PENTON
                                                   PARENT   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  -------   ------------   -------------   ------------   ------------
                                                                         (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY (USED FOR) OPERATING
   ACTIVITIES                                     $(5,710)      $218          $ (750)           $--         $(6,242)
                                                  -------       ----          ------            ---         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                              (379)       (67)            (17)            --            (463)
   Acquisitions                                      (375)        --              --             --            (375)
   Net proceeds from sale of properties             4,073         --              --             --           4,073
                                                  -------       ----          ------            ---         -------
Net cash provided by (used for) investing
   activities                                       3,319        (67)            (17)            --           3,235
                                                  -------       ----          ------            ---         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of 10-3/8% senior subordinated
      notes                                        (3,795)        --              --             --          (3,795)
   Proceeds from loan and security agreement        1,200         --              --             --           1,200
   Increase in restricted cash                       (236)        --              --             --            (236)
   Increase (decrease) in cash overdraft
      balance                                        (318)       (23)            128             --            (213)
                                                  -------       ----          ------            ---         -------
Net cash provided by (used for) financing
   activities                                      (3,149)       (23)            128             --          (3,044)
                                                  -------       ----          ------            ---         -------
Effect of exchange rate changes on cash                66         --              --             --              66
                                                  -------       ----          ------            ---         -------

Net increase (decrease) in cash and cash
   equivalents                                     (5,474)       128            (639)            --          (5,985)
Cash and cash equivalents at beginning of year      5,991         73           1,597             --           7,661
                                                  -------       ----          ------            ---         -------
Cash and cash equivalents at end of period        $   517       $201          $  958            $--         $ 1,676
                                                  =======       ====          ======            ===         =======

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                                    GUARANTOR    NON-GUARANTOR                     PENTON
                                                        PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                       --------   ------------   -------------   ------------   ------------
                                                                               (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES                                $(12,825)      $(15)         $1,083            $--         $(11,757)
                                                       --------       ----          ------            ---         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                  (1,449)       (39)            (31)            --           (1,519)
   Net notes receivable                                      --         --            (188)            --             (188)
                                                       --------       ----          ------            ---         --------
Net cash used for investing activities                   (1,449)       (39)           (219)            --           (1,707)
                                                       --------       ----          ------            ---         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of financing costs                                (6)        --              --             --               (6)
   Increase in restricted cash                             (193)        --              --             --             (193)
   Increase (decrease) in book overdrafts                  (224)        --             161             --              (63)
                                                       --------       ----          ------            ---         --------
Net cash provided by (used for) financing activities       (423)        --             161             --             (262)
                                                       --------       ----          ------            ---         --------

Effect of exchange rate changes on cash                      19         --              --             --               19
                                                       --------       ----          ------            ---         --------

Net increase (decrease) in cash and cash equivalents    (14,678)       (54)          1,025             --          (13,707)
Cash and cash equivalents at beginning of period         27,125        147           2,354             --           29,626
                                                       --------       ----          ------            ---         --------
Cash and cash equivalents at end of period             $ 12,447       $ 93          $3,379            $--         $ 15,919
                                                       ========       ====          ======            ===         ========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 - SUBSEQUENT EVENTS

On August 8, 2005, the Company acquired the capital stock of DVGM & Associates, a California corporation doing business under the name MSD2D (Microsoft Developer-to-Developer), for approximately $1.35 million in cash. MSD2D's portfolio targets IT system administrators and developers working with Microsoft Exchange, SharePoint, .NET, and Security. Their products include Web sites, directories, email newsletters, trade show programs, webcasts and databases, all of which are synergistic to the Company's other Microsoft product sets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future results. Penton considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. Although Penton believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause Penton's results to differ materially from those indicated by such forward-looking statements, including, among other factors:

     -    fluctuations in advertising revenue with general economic cycles;

     - economic uncertainty exacerbated by potential terrorist attacks on the United States, the impact of U.S. military and political engagement in Iraq, and other geopolitical events;

     -    the performance of our natural products industry trade shows;

     -    the seasonality of revenues from trade shows and conferences;

     - our ability to launch new products that fit strategically with and add value to our business;

     -    our ability to penetrate new markets internationally;

     -    increases in paper and postage costs;

     -    the effectiveness of our cost-saving efforts;

     - the infringement or invalidation of Penton's intellectual property rights;

     -    pending litigation;

     -    government regulation;

     -    competition; and

     -    technological changes.

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

Management's key objective is to restore value for our stockholders. We are focused on conserving cash and maintaining liquidity. We reduced our long-term senior debt from $332.5 million at December 31, 2004 to $327.0 million at June 30, 2005 through the repurchase of $5.5 million face value of our 10-3/8% senior subordinated notes ("Subordinated Notes") in February 2005. The purchase will result in a reduction of the Company's annual interest payments by $0.6 million. We continue to work with our Board of Directors on strategies for strengthening the Company's balance sheet.

RECENT DEVELOPMENTS

SALE OF PROPERTIES

Penton's management regularly reviews its portfolio to determine what markets and properties provide us with the greatest opportunity for market leadership and long-term growth. As part of that review process, management determined that our International segment did not fit our strategic growth objectives as we focus new product innovation on e-media and on leveraging our strong print brands in the United States and Asia.

In April 2005, the Company completed the sale of 90% of its interest in Penton Media Europe ("PM Europe") for approximately $4.4 million in cash, with no gain or loss on disposal. PM Europe was part of the Company's International segment. The Company accounts for its remaining 10% interest using the cost method, as the Company does not exercise significant influence.

In December 2004, the Company completed the sale of 70% of its interest in PM Germany, a consolidated subsidiary, to Neue Medien Ulm Holdings GmbH ("Neue Medien"), for $0.8 million in cash. PM Germany was part of our International segment. At June 30, 2005, the Company retains a 15% interest in PM Germany, which includes a call/put option. The Company accounts for its investment using the cost method, as the Company does not exercise significant influence.

ACQUISITIONS

In June 2005, the Company acquired the assets of Kosher World Conference & Expo ("Kosher World") from Shows International for nearly $0.4 million in cash plus contingent considerations of up to $0.7 million based on the achievement of specified revenue targets for the 2006 event. Kosher World, which was launched two years ago, is a retail-based event serving the kosher market, with emphasis on bringing kosher food products marketers together with buyers from the mass-market grocery channel. Kosher World will be co-located with our Natural Products Expo West event in Anaheim, California, beginning in March 2006.

In August 2005, the Company acquired the capital stock of DVGM & Associates, a California corporation doing business under the name MSD2D (Microsoft Developer-to-Developer), for approximately $1.35 million in cash. MSD2D's portfolio targets IT system administrators and developers working with Microsoft Exchange, SharePoint, .NET, and Security. Their products include Web sites, directories, email newsletters, trade show programs, webcasts and databases, all of which are synergistic to the Company's other Microsoft product sets.

RESTATEMENT OF FINANCIAL STATEMENTS

On March 24, 2005, the Company's management concluded that the Company's previously issued consolidated financial statements should be restated to increase income tax expense to correct the computation of our valuation allowance for deferred tax assets. Management reached this conclusion following a comprehensive review of the Company's deferred tax assets and deferred tax liabilities. The Company evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, "Materiality," ("SAB 99") and concluded that the cumulative effects of the corrections were material to its annual consolidated financial statements for 2004, 2003 and 2002 and the related quarterly consolidated financial statements for such periods.

These financial statements reflect adjustments to the Company's previously reported financial information on Form 10-Q for the three and six months ended June 30, 2004. The Company has restated and filed an amendment to its quarterly report on Form 10-Q for the periods March 31, 2004 and June 30, 2004 prior to the filing of its March 31, 2005 and June 30, 2005 Form 10-Qs and will restate the financial statements included in its quarterly report on Form 10-Q for the period ended September 30, 2004.

SENIOR SUBORDINATED NOTES REPURCHASE

In February 2005, the Company repurchased $5.5 million par value of its Subordinated Notes for $3.9 million, including $0.1 million of accrued interest, using excess cash on hand. These notes were purchased in the open market and were trading at 69% of their par value at the time of purchase. The repurchase resulted in a gain of approximately $1.6 million.

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

Three-Month Comparison

A summary of these revenues by product for the three months ended June 30, 2005 and 2004 is as follows:

                            THREE MONTHS ENDED
                                 JUNE 30,
                            ------------------
                               2005      2004    $ CHANGE   % CHANGE
                             -------   -------   --------   --------
                              (In thousands)
Publishing                   $35,364   $36,848   $(1,484)     (4.0)%
Trade shows & conferences      3,561     4,813    (1,252)    (26.0)%
Online media                   4,889     4,445       444      10.0%
                             -------   -------   -------
   Total revenues            $43,814   $46,106   $(2,292)     (5.0)%
                             =======   =======   =======

The $1.5 million, or 4.0%, decrease in publishing revenues was primarily due to lower advertising revenues, lower subscription revenues and lower list rental revenues. Approximately $0.2 million of the decrease was a result of magazines that were shut down, including ePro magazine, which was discontinued in May 2004, and Wireless Systems Design magazine, which was shut down in April 2005. An additional $0.3 million of the decrease is due to the shift in timing of two of our Retail Segment special editions, which were published in the second quarter of 2004. One of these magazines was published in the first quarter of 2005 and the other was published in July 2005. The remaining decrease is due to year-on-year declines, primarily in our manufacturing and electronic market sectors. These decreases were partially offset by new custom print revenues, as more customers invest in specialty media products as part of their marketing communications programs.

The $1.3 million, or 26.0%, decrease in trade show and conference revenues between the second quarter of 2004 and the second quarter of 2005 is primarily due to a shift in timing of approximately $1.3 million in revenues related to three conferences that were held in the second quarter in 2004, but took place in the first quarter 2005. In addition, our Natural Products Expo Europe trade show, which generated revenues of approximately $1.0 million in the second quarter of 2004, was not repeated in 2005. These decreases were partially offset by an increase in road show revenues of nearly $1.0 million and revenues of almost $0.2 million related to our Natural Products Expo Japan event, which was held for the first time in the second quarter of 2005.

The $0.4 million, or 10.0%, increase in online media revenues was primarily due to increases of nearly $0.3 million in Web site-related advertising revenues, an increase of nearly $0.2 million in sponsorship revenues, and an increase of $0.2 million in electronic newsletter revenues. These increases were partially offset by a decrease of nearly $0.2 million in sponsored Web conferences between the second quarter of 2004 and the second quarter of 2005.

Six-Month Comparison

A summary of revenues by product is as follows:

                             SIX MONTHS ENDED
                                 JUNE 30,
                            -----------------
                              2005      2004    $ CHANGE   % CHANGE
                            -------   -------   --------   --------
                              (In thousands)
Publishing                  $68,052   $70,358   $(2,306)    (3.3)%
Trade shows & conferences    20,091    20,662      (571)    (2.8)%
Online media                  9,002     7,877     1,125     14.3%
                            -------   -------   -------
   Total revenues           $97,145   $98,897   $(1,752)    (1.8)%
                            =======   =======   =======

The $2.3 million, or 3.3%, decrease in publishing revenues was primarily due to lower advertising revenues, lower subscription revenues and lower list rental revenues. Approximately $0.4 million of the decrease was a result of the 2004 shutdown of our ePro and Wireless Systems Design magazines. An additional $0.2 million of the decrease is due to the shift in timing of one of our Retail Segment special editions from June 2004 to July 2005. The remaining decrease is due to year-on-year declines, primarily in our manufacturing, government and electronic market sectors. These decreases were partially offset by new custom print revenues. Although publishing revenues continue to decline, the rate of decline has lessened and the Company is seeing a stabilization trend.

The $0.6 million, or 2.8%, decrease in trade show and conference revenues between the first half of 2004 and the first half of 2005 is primarily due to the shut down of our Natural Products Europe event, which had revenues of over $1.0 million in 2004; the loss of $0.6 million in revenues from our Wireless Systems Design conference, which was shut down after the 2004 event; and the timing of our IW Smart Manufacturing conference, which was held in the second quarter of 2004 and will be held in the third quarter of 2005. These decreases were partially offset by a year-over-year revenue increase of $0.9 million from our Natural Products Expo West show, which was held in March 2005. The show posted growth over the 2004 event in total revenues, number of exhibitors, number of booths sold, and number of attendees, with more than 38,000 attendees in 2005.

The $1.1 million, or 14.3%, increase in online media revenues was primarily due to increases of nearly $0.3 million in Web site-related advertising revenues, an increase of nearly $0.4 million in sponsorship revenues, and an increase of $0.3 million in electronic newsletter revenues.

Revenue trends within each segment are detailed below in the segment discussion section.

EDITORIAL, PRODUCTION AND CIRCULATION

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30,                 JUNE 30,
                                            ----------------------   ----------------------
                                             2005    2004   CHANGE    2005    2004   CHANGE
                                            -----   -----   ------   -----   -----   ------
                                                             (In millions)
Editorial, production and circulation....   $20.3   $21.8   (6.9)%   $40.7   $42.1   (3.5)%
Percent of revenues......................    46.3%   47.3%            41.9%   42.6%

Our editorial, production and circulation expenses include personnel costs, purchased editorial costs, exhibit hall costs, online media costs, postage charges, circulation qualification costs, and paper costs. The decrease in editorial, production and circulation expenses for the second quarter of 2005 compared with the second quarter of 2004 primarily reflect the shift in costs of approximately $0.7 million for three conferences, which were held in the second quarter in 2004 but moved to the first quarter 2005. Second quarter and year-to-date 2005 costs also reflect lower printing costs as the Company signed a new seven-year contract with R.R. Donnelley, effective January 1, 2005. The Company agreed to consolidate certain magazines under the new agreement when current contracts with other vendors expire. In exchange, the Company is receiving certain credits in 2005 and pricing reductions in 2006 through 2011. The decrease in second quarter and year-to-date costs also reflects lower headcount and personnel-related costs as a result of restructuring activities completed in 2004.

SELLING, GENERAL AND ADMINISTRATIVE

                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 JUNE 30,                 JUNE 30,
                                          ----------------------   ----------------------
                                           2005    2004   CHANGE    2005    2004   CHANGE
                                          -----   -----   ------   -----   -----   ------
                                                           (In millions)
Selling, general and administrative....   $16.7   $21.2   (21.2)%  $34.2   $43.8   (22.0)%
Percent of revenues....................    38.1%   46.0%            35.2%   44.3%

Our selling, general and administrative ("SG&A") expenses include personnel costs, independent sales representative commissions, product marketing, and facility costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems, and communications. The decrease in SG&A expenses for the three months ended June 30, 2005 compared with the same 2004 period is due primarily to Mr. Nussbaum's signing bonus of approximately $1.7 million in the second quarter of 2004 as well as a charge of approximately $0.3 million related to executive separation costs for Mr. Kemp, former CEO. These second quarter 2004 costs were partially offset by the reversal of $1.0 million related to Mr. Nussbaum's executive loan which was repaid in full. The decrease in SG&A expenses for the six months ended June 30, 2005 compared with the same 2004 period was due to the items discussed for the three-month period plus a charge of $2.7 million related to executive separation costs that were accrued for in the first quarter of 2004 related to Mr. Kemp, who left the Company on June 30, 2004. The decrease in SG&A costs for both 2005 periods also reflects lower staff costs, lower facility costs and lower division and corporate overhead costs resulting from past restructuring efforts, and, in particular, the executive changes that took place in June 2004.

RESTRUCTURING AND OTHER CHARGES

                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                            JUNE 30,               JUNE 30,
                                      --------------------   --------------------
                                      2005   2004   CHANGE   2005   2004   CHANGE
                                      ----   ----   ------   ----   ----   ------
                                                     (In millions)
Restructuring and other charges....   $0.2   $3.5    94.7%   $0.3   $4.4   94.2%
Percent of revenues................    0.4%   7.6%            0.3%   4.4%

To maintain competitiveness and in reaction to the downturn in the b-to-b media industry, Penton has implemented restructuring actions over the past several years. The actions were taken to reduce excess capacity, eliminate redundancies and reduce costs.

2005 RESTRUCTURING PLAN

In the first quarter of 2005, the Company announced its plans to shut down Wireless Systems Design magazine, which was part of our Technology segment. The shutdown resulted in the termination of eight employees at a cost of approximately $0.2 million. As of June 30, 2005, the elimination of all eight positions has been completed. In March 2005, the Company was able to negotiate the termination of all of its restructured copier leases, which were classified in other exit costs, for approximately $0.1 million less than its original obligation. In addition, during the second quarter, the Company was able to negotiate the settlement of a $0.06 million hotel contract obligation.

SUMMARY OF RESTRUCTURING ACTIVITIES

The following table summarizes all of the Company's restructuring activity through June 30, 2005 (in thousands):

                                     SEVERANCE
                                     AND OTHER         FACILITY        OTHER
                                  PERSONNEL COSTS   CLOSING COSTS   EXIT COSTS     TOTAL
                                  ---------------   -------------   ----------   --------
Charges                               $ 6,774          $ 8,669       $ 4,364     $ 19,807
Adjustments                               (23)              --          (994)      (1,017)
Cash payments                          (4,468)            (267)       (2,423)      (7,158)
                                      -------          -------       -------     --------
   Accrual at December 31, 2001         2,283            8,402           947       11,632
Charges                                10,344            3,421         1,648       15,413
Adjustments                                65            1,246          (363)         948
Cash payments                          (7,569)          (2,283)       (1,217)     (11,069)
                                      -------          -------       -------     --------
   Accrual at December 31, 2002         5,123           10,786         1,015       16,924
Charges                                 2,736            1,505           661        4,902
Adjustments                               (18)             (17)          (10)         (45)
Cash payments                          (6,044)          (3,273)         (965)     (10,282)
                                      -------          -------       -------     --------
   Accrual at December 31, 2003         1,797            9,001           701       11,499
Charges                                 4,752               51           364        5,167
Adjustments                               116              657           255        1,028
Cash payments                          (5,830)          (2,217)         (903)      (8,950)
                                      -------          -------       -------     --------
   Accrual at December 31, 2004           835            7,492           417        8,744
Charges                                   156               --            --          156
Adjustments                                 2              241          (147)          96
Cash payments                            (759)          (1,378)         (152)      (2,289)
                                      -------          -------       -------     --------
   Accrual at June 30, 2005           $   234          $ 6,355       $   118     $  6,707
                                      =======          =======       =======     ========

We expect to make cash payments through the remainder of 2005 of approximately $0.6 million, comprised of $0.1 million for employee separation costs, $0.4 million for lease obligations and $0.1 million for other contractual obligations. The balance of severance costs will be paid through 2007, and the balance of facility costs, primarily long-term leases, is expected to be paid through the end of the respective lease terms, which extend through 2013.

Amounts due within one year of approximately $1.2 million and $2.7 million at June 30, 2005 and December 31, 2004, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $5.5 million and $6.0 million at June 30, 2005 and December 31, 2004, respectively, are included in other non-current liabilities on the consolidated balance sheets.

The Company expects that savings from its 2005 restructuring efforts will allow it to recover costs relating to employee terminations by October 2005.

OTHER INCOME (EXPENSE)

Other income (expense) consists of the following:

                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                            JUNE 30,                  JUNE 30,
                                     ----------------------   ------------------------
                                      2005    2004   CHANGE    2005     2004    CHANGE
                                     -----   -----   ------   ------   ------   ------
                                                       (In millions)
Interest expense..................   $(9.4)  $(9.4)   (0.0)%  $(18.7)  $(18.8)    (0.4)%
Interest income...................   $  --   $  --     n/m    $   --   $  0.1   (100.0)%
Gain on extinguishment of debt....   $  --   $  --     n/m    $  1.6   $   --    100.0%

The decrease in interest expense for the six months ended June 30, 2005 compared with the same period in 2004 was due to the repurchase of $5.5 million par value of our Subordinated Notes in February 2005. The repurchase is expected to reduce interest costs by $0.6 million annually. Interest expense for the three months ended June 30, 2005 remained flat with the same 2004 period as the Company incurred interest charges when it borrowed funds under its loan and security agreement.

The Company recognized a gain of approximately $1.6 million for the six months ended June 30, 2005 from the repurchase of our Subordinated Notes, as discussed above. The Company repurchased $5.5 million in notes for approximately $3.8 million, as the notes were trading at 69% of their par value at the time of purchase.

EFFECTIVE TAX RATES

The effective tax rates for the three months ended June 30, 2005 and 2004 were a provision of 12.3% and 5.4%, respectively. The higher effective tax rate for the three months ended June 30, 2005 compared to June 30, 2004 is primarily due to the impact of deferred tax liabilities on indefinite lived intangibles being in the tax provision as a fixed amount while the loss from continuing operations changed between periods. The effective tax rates for the six months ended June 30, 2005 and 2004 were a provision of 383.5% and 8.8% respectively. The higher effective tax rate for the six months ended June 30, 2005 as compared to June 30, 2004 is primarily due to the impact of deferred tax liabilities on indefinite lived intangibles being in the tax provision as a fixed amount while the income (loss) from continuing operations changed between periods. For the three months ended June 30, 2005 and 2004, the Company recorded tax expense of $0.6 million and $0.8 million on a loss from continuing operations before income taxes of $5.0 and $14.2 million, respectively. For the six months ended June 30, 2005 and 2004, the Company recorded tax expense of $1.4 million and $1.5 million on income from continuing operations before income taxes of $0.4 million and a loss from continuing operations before income taxes of $17.5 million, respectively.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is probable that our positions will be sustained when challenged by the taxing authorities. As of June 30, 2005 we had not recognized tax benefits of approximately $2.3 million relating to various state tax positions. Should the ultimate outcome be unfavorable, we would be required to make a cash payment for all tax reductions claimed as of that date.

DISCONTINUED OPERATIONS

The loss from discontinued operations of $0.2 million for the three months ended June 30, 2005, includes the results of operations for PM Europe through the date of its sale in April 2005. The sale of PM Europe was completed for approximately $4.4 million in cash, with no gain or loss on disposal. The loss from discontinued operations of $0.2 million for the three months ended June 30, 2004 includes the operations of PM Germany, which was sold in December 2004, and the operations of PM Europe.

Discontinued operations include revenues from PM Europe of $0.1 million and $3.9 million for the three months ended June 30, 2005 and 2004, respectively, and revenues from PM Germany of $0.9 million for the three months ended June 30, 2004.

Income taxes on discontinued operations were not material for the three months ended June 30, 2005 and 2004 as the Company had a full valuation allowance established for both entities in the second quarter of 2004.

The loss from discontinued operations of $3.0 million for the six months ended June 30, 2005, includes the results of operations from PM Europe through the date of its sale in April 2005. As noted above, the sale of PM Europe was completed in April 2005 for approximately $4.4 million, with no gain or loss on disposal. However, the Company recorded impairment charges of $1.8 million for long-lived assets during the three months ended March 31, 2005, in contemplation of the sale. The loss from discontinued operations of $2.1 million for the six months ended June 30, 2004 includes the operations of PM Germany and the operations of PM Europe.

Discontinued operations include revenues from PM Europe of $0.7 million and $5.0 million for the six months ended June 30, 2005 and 2004, respectively, and revenues from PM Germany of $1.6 million for the six months ended June 30, 2004. Income taxes on discontinued operations were not material for the six months ended June 30, 2005 and were approximately $0.5 million for the six months ended June 30, 2004. The Company had a full valuation allowance established for both entities in 2004.

SEGMENTS

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

The Company's segments include: Industry, Technology, Lifestyle, and Retail. As discussed in Note 2 - Acquisitions and Disposals, the Company sold PM Germany in December 2004 and PM Europe in April 2005. These two operating subsidiaries, which are now classified as discontinued operations, made up our International segment. The results of our segments will, consistent with past practice, be regularly reviewed by the Company's chief operating decision maker and the executive team to determine how resources will be allocated to each segment and to assess the performance of each segment. Penton's four segments derive their revenues from publications, trade shows and conferences, and online media products.

The executive management team evaluates performance of the segments based on revenues and adjusted segment EBITDA. As such, in the analysis that follows, we have used adjusted segment EBITDA, which we define as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, executive separation costs, impairment of assets, restructuring charges, provision for loan impairment, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. See Note 13 - Segments, for a reconciliation of total adjusted segment EBITDA to consolidated income (loss) from continuing operations before income taxes.

Financial information by segment for the three months ended June 30, 2005 and 2004, is summarized as follows (in thousands):

                                     ADJUSTED       ADJUSTED SEGMENT
                 REVENUES         SEGMENT EBITDA      EBITDA MARGIN
             -----------------   ----------------   ----------------
               2005      2004      2005     2004     2005     2004
             -------   -------   -------   ------    -----   -----
Industry     $20,038   $19,485   $ 6,284   $5,688     31.4%   29.2%
Technology    15,251    16,520     3,437    3,143     22.5%   19.0%
Lifestyle      2,918     3,884    (1,137)    (815)   (39.0)% (21.0)%
Retail         5,607     6,217     1,897    1,767     33.8%   28.4%
             -------   -------   -------   ------
Total        $43,814   $46,106   $10,481   $9,783
             =======   =======   =======   ======

Financial information by segment for the six months ended June 30, 2005 and 2004, is summarized as follows (in thousands):

                                      ADJUSTED       ADJUSTED SEGMENT
                  REVENUES         SEGMENT EBITDA      EBITDA MARGIN
             -----------------   -----------------   ----------------
               2005      2004      2005      2004      2005    2004
             -------   -------   -------   -------     ----    ----
Industry     $37,453   $36,666   $11,203   $ 9,973     29.9%   27.2%
Technology    28,577    30,462     5,668     5,120     19.8%   16.8%
Lifestyle     20,836    21,108    10,658    10,093     51.2%   47.8%
Retail        10,279    10,661     3,142     2,606     30.6%   24.4%
             -------   -------   -------   -------
Total        $97,145   $98,897   $30,671   $27,792
             =======   =======   =======   =======

INDUSTRY

Three Months

Our Industry segment, which represented 45.7% and 42.3% of total Company revenues for the three months ended June 30, 2005 and 2004, respectively, serves customers in the manufacturing, design/engineering, construction, government/compliance and supply/logistics industries. For the three months ended June 30, 2005 and 2004, respectively, 89.7% and 94.2% of this segment's revenues were generated from publishing operations, 3.4% and 1.6%, from trade shows and conferences, and 6.9% and 4.2% from online media products.

Revenues for this segment increased $0.6 million, or 2.8%, from $19.5 million for the three months ended June 30, 2004 to $20.0 million, for the same period in 2005. This increase was due to higher online revenues of $0.6 million and higher trade show and conference revenues of $0.4 million, partially offset by lower publication revenues of $0.4 million. The increase in online revenues was attributable to all groups within the Industry segment, with the manufacturing and design engineering groups showing the largest quarter-on-quarter increases. Higher trade show and conference revenues was due to IndustryWeek and Comfortech road shows held in the second quarter of 2005, offset in part, by the IW Smart Manufacturing conference, which was held in the second quarter of 2004 but will be held in the third quarter of 2005. Lower publication revenues were due to lower quarter-on-quarter revenues from our manufacturing group of $0.4 million and our government/compliance group of $0.1 million.

Adjusted segment EBITDA for our Industry portfolio increased $0.6 million, or 10.5%, from $5.7 million for the three months ended June 30, 2004 to $6.3 million for the same period in 2005. Industry trade shows and conferences increased $0.3 million and online media improved $0.4 million, while publications decreased by a nearly $0.1 million. The increase in adjusted segment EBITDA margin was due primarily to higher revenues and cost reduction efforts undertaken in 2004.

Six Months

Our Industry segment represented 38.6% and 37.1% of total Company revenues for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, respectively, 91.4% and 95.0% of this segment's revenues were generated from publishing operations, 1.8% and 1.1%, from trade shows and conferences, and 6.8% and 3.9% from online media products.

Revenues for this segment increased $0.8 million, or 2.1%, from $36.7 million for the six months ended June 30, 2004 to $37.5 million for the same period in 2005. This increase was due to higher online revenues of $1.1 million and higher trade shows and conference revenues of $0.3 million, partially offset by lower publication revenues of $0.7 million. The increase in online revenues was attributable to all groups within the Industry segment, with the manufacturing and design engineering groups showing the largest revenues increases. Higher trade show and conference revenues was due to IndustryWeek and Comfortech road shows, which were held in 2005 and not in 2004, offset in part by the shift in timing of the IW Smart Manufacturing conference, which was held in the second quarter of 2004 but will be held in the third quarter of 2005. Lower publication revenues was due to lower revenues from our manufacturing group of $0.7 million and our government/compliance group of $0.4 million, partially offset by an increase of $0.4 million from our design engineering group publications.

Revenues for the Industry segment reflect the aggressive response its business units have taken to customers' need for integrated marketing solutions that incorporate more online and custom media products, in addition to print advertising and event exhibits or sponsorships.

Adjusted segment EBITDA for our Industry portfolio increased $1.2 million, or 12.3%, from $10.0 million for the six months ended June 30, 2004 to $11.2 million for the same period in 2005. Industry publications increased $0.2 million on reduced revenues, while online media adjusted EBITDA improved $0.8 million and trade shows and conferences adjusted EBITDA increased $0.2 million. The increase in adjusted segment EBITDA margin was due primarily to higher revenues and cost reduction efforts undertaken in 2004.

TECHNOLOGY

Three Months

Our Technology segment, which represented 34.8% and 35.8% of total Company revenues for the three months ended June 30, 2005 and 2004, respectively, serves customers in the business technology, aviation, enterprise information technology and electronics industries. For the three months ended June 30, 2005 and 2004, respectively, 62.0% and 60.6% of this segment's revenues were generated from publishing operations, 16.0% and 17.8% from trade shows and conferences, and 22.0% and 21.6% from online media products.

Revenues for this segment decreased $1.3 million, or 7.7%, from $16.5 million for the three months ended June 30, 2004 to $15.3 million for the same period in 2005. The decrease was due to lower publishing revenues of $0.6 million, lower trade show and conference revenues of $0.5 million, and lower online media revenues of $0.2 million. The decrease in publishing revenues was primarily the result of lower revenues from our enterprise IT and electronics publications, partially offset by slightly higher revenues from our business technology and aviation group magazines. Lower enterprise IT and electronic group magazine revenues was partially due to the shutdown of our ePro and Wireless Systems Design magazines. The decrease in trade show and conference revenues was attributable to the shift in timing of our SQL Live Spring and ASP Spring events from the second quarter in 2004 to the first quarter in 2005. The decrease in online media revenues was primarily due to the timing and number of Web conferences.

Adjusted segment EBITDA for our Technology portfolio increased $0.3 million, or 9.4%, from $3.1 million for the three months ended June 30, 2004 to $3.4 million for the same period in 2005. The increase was attributable to publications of $0.6 million, partially offset by a decline of $0.2 million in the segment's trade shows and conferences. Adjusted EBITDA for online media remained relatively flat. The increase in adjusted segment EBITDA margin was due primarily to cost-reduction efforts undertaken in this segment, particularly in the publications product line.

Six Months

Our Technology segment represented 29.4% and 30.8% of total Company revenues for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, respectively, 64.3% and 63.6% of this segment's revenues were generated from publishing operations, 14.1% and 15.8% from trade shows and conferences, and 21.6% and 20.6% from online media products.

Revenues for this segment decreased $1.9 million, or 6.2%, from $30.5 million for the six months ended June 30, 2004 to $28.6 million for the same period in 2005. The decrease was due primarily to lower publishing revenues of $1.0 million, lower trade show and conference revenues of $0.8 million, and lower online media revenues of $0.1 million. The decrease in publishing revenues was primarily the result of lower revenues from our enterprise IT and electronics publications, partially offset by slightly higher revenues from our business technology and aviation group magazines. Lower enterprise IT and electronic group magazine revenues was partially due to the shutdown of our ePro and Wireless Systems Design magazines. The decrease in trade show and conference revenues was primarily attributable to the cancellation of our Wireless Systems Design conference, which had revenues of $0.6 million in the first quarter of 2004 and was not repeated in 2005. The decrease in online media revenues was primarily due to the timing of Web conferences.

Adjusted segment EBITDA for our Technology portfolio increased $0.5 million, or 10.7%, from $5.1 million for the six months ended June 30, 2004 to $5.7 million for the same period in 2005. The increase was attributable to online media growth of $0.2 million and publications growth of $0.9 million. These improvements were partially offset by a decline of

$0.4 million in the segment's trade shows and conferences. The increase in adjusted segment EBITDA margin was due primarily to publishing cost reductions.

LIFESTYLE

Three Months

Our Lifestyle segment, which represented 6.7% and 8.4% of total Company revenues for the three months ended June 30, 2005 and 2004, respectively, serves customers in the natural products industry. For the three months ended June 30, 2005 and 2004, respectively, 86.3% and 72.3% of this segment's revenues were generated from publishing and 12.3% and 27.7% from trade shows and conferences, respectively. Online media products for the three months ended June 30, 2005 generated 1.4% of segment revenues.

Revenues for this segment decreased $1.0 million, or 24.9%, from $3.9 million for the three months ended June 30, 2004 to $2.9 million for the same period in 2005. Trade shows and conferences accounted for $0.7 million of this decrease, while publications accounted for the remaining $0.3 million decrease. The decrease in trade shows and conference revenues was due to our Natural Products Expo Europe event, which was held in the second quarter of 2004 but was not held in 2005. The decrease in publishing revenues was primarily due to the decrease in "low carb" advertising in 2005 compared with 2004.

Adjusted segment EBITDA for the Lifestyle segment decreased $0.3 million, or 39.5%, from a loss of $0.8 million for the three months ended June 30, 2004 to a loss of $1.1 million for the same period in 2005. Trade shows and conferences accounted for nearly all of this decline.

Six Months

Our Lifestyle segment represented 21.4% and 21.3% of total Company revenues for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, respectively, 27.8% and 29.8% of this segment's revenues were generated from publishing and 71.7% and 70.2% from trade shows and conferences. Online media products for the six months ended June 30, 2005 generated 0.5% of segment revenues.

Revenues for this segment decreased $0.3 million, or 1.3%, from $21.1 million for the six months ended June 30, 2004 to $20.8 million for the same period in 2005. Publishing revenues accounted for $0.5 million of this decrease, offset by an increase in trade show and conference revenues of $0.1 million and online media revenues of $0.1 million. The decrease in publishing revenues was primarily due to the decrease in "low carb" advertising in 2005 compared with 2004. The increase in trade shows and conference revenues was due to year-on-year growth in our Natural Products Expo West event, which was held in Anaheim, California, in March 2005. The show posted growth in total revenues, number of exhibitors, number of booths sold, and number of attendees, with more than 38,000 visitors attending the event. This increase in trade show and conference revenues was partially offset by the discontinuation of our Natural Products Expo Europe event, which was held in the second quarter of 2004 but not held in 2005. Online media revenues increased through the addition of new Web sites, as management attempts to drive revenue and profits by accelerating eMedia product development.

Adjusted segment EBITDA for the Lifestyle segment increased $0.6 million, or 5.6%, from $10.1 million for the six months ended June 30, 2004 to $10.7 million for the same period in 2005. Trade shows and conferences accounted for nearly all of this improvement.

In June 2005, Penton completed the acquisition of Kosher World, a two-year old event that will be co-located with our Natural Products Expo West event in March 2006. The kosher market has been growing at a rapid pace, driven by both broad consumer appeal for healthier foods and the growth in its religiously oriented customer base. Penton's management believes that the acquisition of Kosher World will provide a good foundation for expansion into more specialty/ethnic/gourmet food markets.

RETAIL

Three Months

Our Retail segment, which represented 12.8% and 13.5% of total Company revenues for the three months ended June 30, 2005 and 2004, respectively, serves customers in the food/retail and hospitality industries. For the three months ended June 30, 2005 and 2004, respectively, 96.0% and 91.3% of this segment's revenues were generated from publishing, 2.0% and 7.6% from trade shows and conferences, and 2.0% and 1.1% from online media products.

Revenues for this segment decreased $0.6 million, or 9.8%, from $6.2 million for the three months ended June 30, 2004, to $5.6 million for the same period in 2005. This decrease was due primarily to lower publishing revenues of $0.3 million and lower trade show and conference revenues of $0.3 million. Online media revenues remained relatively flat in the second quarter of 2005 compared with the same 2004 period. Lower publishing revenues was due primarily to the timing change of a special issue from May of 2004 to July in 2005 and the timing change of a second special issue from April of 2004 to March in 2005. Lower trade show and conference revenues was due primarily to our Kids Marketing conference, which was held in 2004 and not in 2005.

Adjusted segment EBITDA for the Retail segment increased $0.1 million, or 7.4%, from $1.8 million for the three months ended June 30, 2004 to $1.9 million for the same period in 2005. The increase was due to cost-cutting initiatives undertaken in 2004.

Six Months

Our Retail segment represented 10.6% and 10.8% of total Company revenues for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, respectively, 92.8% and 92.5% of this segment's revenues were generated from publishing, 5.0% and 6.1% from trade shows and conferences, and 2.2% and 1.4% from online media products.

Revenues for this segment decreased $0.4 million, or 3.6%, from $10.7 million for the six months ended June 30, 2004, to $10.3 million for the same period in 2005. This decrease was primarily due to lower publishing revenues of $0.3 million and lower trade show and conference revenues of $0.1 million. Online media revenues remained relatively flat in the second half of 2005 compared with the same 2004 period. The lower publishing revenues was due primarily to the timing change of a special issue from the second quarter of 2004 to the third quarter of 2005. Lower trade show and conference revenues was primarily due to the discontinuation of the Kids Marketing conference, which was held in 2004 and not repeated this year.

Adjusted segment EBITDA for the Retail segment increased $0.5 million, or 20.6%, from $2.6 million for the six months ended June 30, 2004 to $3.1 million for the same period in 2005. The increase was due primarily to cost-cutting initiatives undertaken in 2004.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT LIQUIDITY

At June 30, 2005, our principal sources of liquidity are our existing cash reserves of $1.7 million and available borrowing capacity under our loan and security agreement of $36.5 million. During the second quarter, the Company borrowed $8.5 million under the Company's loan and security agreement. The proceeds were used to pay the interest due on April 1 under the Company's 11-7/8% senior secured notes ("Secured Notes") and interest due on June 15 under the Company's Subordinated Notes. On July 19, 2005, the Company repaid the $1.2 million balance outstanding on the Loan and Security Agreement at June 30, 2005 with cash provided from operations.

In February 2005, the Company repurchased $5.5 million par value of its Subordinated Notes for $3.9 million, including $0.1 million of accrued interest, using excess cash on hand. The repurchase will reduce our interest charges by nearly $0.6 million annually.

Cash payments expected to be made in the third quarter of 2005 include:

     -    repayment of loan and security agreement balance of $1.2 million;

     -    annual insurance premium of approximately $1.1 million;

     -    capital expenditures of approximately $0.4 million;

     - payments related to our business restructuring initiatives of approximately $0.6 million; and

     -    a contribution of $0.3 million to our Retirement and Savings Plan.

No debt service charges are required in the third quarter. In addition, we have no principal repayment requirements until maturity of our Secured Notes in October 2007.

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

ANALYSIS OF CASH FLOWS

Penton's total cash and cash equivalents was $1.7 million at June 30, 2005, compared with $7.7 million at December 31, 2004. Cash used for operating activities was $6.2 million for the six months ended June 30, 2005 and $11.8 million for the same period in 2004. Operating cash flows for the six months ended June 30, 2005, reflected a net loss of $4.0 million and a net decrease in working capital items of approximately $7.5 million, offset by a net increase in non-cash charges (primarily depreciation and amortization) of approximately $5.2 million. Operating cash flows for the six months ended June 30, 2004, reflected a net loss of $21.1 million and a net decrease in working capital items of approximately $4.7 million, offset by non-cash charges (primarily depreciation and amortization and restructuring charges) of approximately $14.1 million.

Investing activities provided $3.2 million of cash for the six months ended June 30, 2005 primarily from net proceeds of $4.1 million from the sale of PM Europe in April 2005, offset by capital expenditures of $0.5 million and the acquisition of Kosher World Conference & Expo in June 2005 for $0.4 million. Investing activities used $1.7 million of cash for the six months ended June 30, 2004 primarily for capital expenditures.

Financing activities used $3.0 million of cash for the six months ended June 30, 2005 primarily due to the purchase of $5.5 million face value of our Subordinated Notes at prevailing market prices, partially offset by net proceeds from the Loan and Security Agreement of $1.2 million. Financing activities used $0.3 million of cash for the six months ended June 30, 2004 primarily due to an increase in restricted cash.

DEBT SERVICE

At June 30, 2005, we had total indebtedness of $328.2 million. Our principal obligations are described below.

Subordinated Notes:

In June 2001, we issued $185.0 million of the Subordinated Notes due June 2011, of which $169.5 million is outstanding at June 30, 2005. Interest on the notes is payable semiannually, on June 15 and December 15. The Subordinated Notes were offered at a discount of $4.2 million. This discount is being amortized using the interest method over the term of the Subordinated Notes. Costs representing underwriting fees and other professional fees of approximately $1.7 million are being amortized over the term of the Subordinated Notes. The Subordinated Notes are the Company's unsecured senior subordinated obligations, subordinated in right of payment to all existing and future senior indebtedness, including the Loan and Security Agreement and the Secured Notes discussed below.

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

Secured Notes:

In March 2002, Penton issued $157.5 million of the Secured Notes due in October 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally guaranteed, on a senior basis, by all of our domestic subsidiaries, which are 100% owned by the Company, and also the stock of certain subsidiaries. We may redeem the Secured Notes, in whole or in part, during the periods October 1, 2005 through October 1, 2006 and thereafter at redemption prices of approximately 105.9% and 100.0% of the principal amount, respectively, together with accrued and unpaid interest to the date of redemption. In addition, at any time prior to October 1, 2005, upon certain public equity offerings of our common stock, up to 35% of the aggregate principal amount of the Secured Notes may be redeemed at our option, within 90 days of such public equity offering, with cash proceeds from the offering at a redemption price equal to 111.875% of the principal amount, together with accrued and unpaid interest to the date of redemption.

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

Loan and Security Agreement:

In August 2003, the Company entered into a four-year revolving Loan and Security Agreement. Pursuant to the terms of the Loan and Security Agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.25x the Company's last twelve months Consolidated Adjusted EBITDA measured monthly through August 13, 2005 and 2.0x thereafter; (iii) 40% of the Company's last six months of revenues; or (iv) 25% of the Company's enterprise value, as determined annually by a third party. The Loan and Security Agreement facility bears interest at LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months consolidated adjusted EBITDA to 2.0x. The Loan and Security Agreement permits the Company to sell assets of up to $12.0 million in the aggregate during the term or $5.0 million in any single asset sale, and complete acquisitions of up to $5.0 million per year. Included in the Loan and Security Agreement are three stand-by letters of credit of $0.1 million, $0.1 million and $0.9 million, respectively, required by certain facility leases. The amounts of the letters of credit reduce the availability under the Loan and Security Agreement. As of June 30, 2005, no amounts were drawn under the stand-by letters of credit. Costs representing bank fees and other professional fees of $1.9 million are being amortized over the life of the agreement. At June 30, 2005, $36.5 million was available under the Loan and Security Agreement.

CONSOLIDATED ADJUSTED EBITDA

As described above, under "Loan and Security Agreement," the Company's borrowing capacity under the Loan and Security Agreement is determined in part by the Company's last 12 months Consolidated Adjusted EBITDA. In addition, under our Loan and Security Agreement, we are not permitted to allow the ratio of outstanding indebtedness to Consolidated Adjusted EBITDA to exceed 2.0 to 1.0.

Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure of our ability to service debt. It should not be construed as an alternative to either income (loss) before income taxes, or cash flows from operating activities. Our inability to borrow based on the terms of the Loan and Security Agreement could have a material adverse effect on our liquidity and operations. Accordingly, management believes that the presentation of Consolidated Adjusted EBITDA will provide investors with information needed to assess our ability to continue to have access to funds as necessary. The following table presents a reconciliation of net loss to EBITDA and Consolidated Adjusted EBITDA (in thousands). Other companies may calculate similarly titled measures differently than we do.

                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                JUNE 30,             JUNE 30,
                                           ------------------   ------------------
                                             2005      2004       2005      2004
                                           -------   --------   -------   --------
Net loss                                   $(5,804)  $(15,226)  $(3,991)  $(21,128)
Interest expense                             9,363      9,362    18,746     18,820
Provision for income taxes                     618        767     1,396      1,531
Depreciation and amortization                2,310      2,827     4,577      5,675
                                           -------   --------   -------   --------
   EBITDA                                    6,487     (2,270)   20,728      4,898

Loan and Security Agreement Adjustments:
 Restructuring and other charges               186      3,502       252      4,362
Provision for loan impairment                   --      1,717        --      1,717
Executive separation costs                      --        347         3      2,701
Non-cash compensation                            3        559        14        682
Interest income                                (32)       (50)      (62)      (136)
Discontinued operations, net of taxes          159        215     2,959      2,124
Gain on extinguishment of debt                  --         --    (1,589)        --
Other, net                                      16         (6)       24         (4)
                                           -------   --------   -------   --------
   Consolidated Adjusted EBITDA            $ 6,819   $  4,014   $22,329   $ 16,344
                                           =======   ========   =======   ========

CREDIT RATINGS

Our credit ratings as of the date of this report are as follows:

                                                   S&P   Moody's
                                                   ---   -------
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

On September 13, 2004, the Company filed a Certificate of Designations governing a new series of convertible preferred stock, $0.01 par value (the "Series C Preferred"), with the Secretary of State for the State of Delaware. The Series C Preferred was exchanged on a share-for-share basis with the Company's Series B Convertible Preferred, $0.01 par value (the "Series B Preferred"). The Certificate of Designations for the Series C Preferred is identical to the Series B Preferred Certificate of Designations except that:

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

At June 30, 2005 an event of non-compliance continued to exist under our Series C Preferred stock because the Company's leverage ratio of 9.9 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeded 7.5. Upon the occurrence of this event of non-compliance, the 5% per annum dividend rate on the preferred stock has increased to the current maximum rate of 10% per annum. The dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5.

The conversion price of the Series C Preferred stock at June 30, 2005 was $7.61.

The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or the Loan and Security Agreement. As such, there is no acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences have not resulted in any cash outflow from the Company.

Under the conversion terms of the Series C Preferred, each holder has a right to convert dividends into shares of common stock. At June 30, 2005, no dividends have been declared. However, in light of each holder's conversion right and considering the increase in the dividend rate, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). For the six months ended June 30, 2005, $3.7 million has been reported as an increase in the carrying value of the Series C Preferred stock and a charge to capital in excess of par value in light of the stockholders' deficit.

In September 2004, the Board of Directors of the Company created the Series M Preferred stock ("Series M Preferred") to give management an equity stake in the performance of the Company. The Series M Preferred is limited to 150,000 shares, of which 69,000 shares have been issued at June 30, 2005. The Series M Preferred is treated under fixed plan accounting and is classified in the mezzanine section of the consolidated balance sheets because redemption is outside the control of the Company.

Among other rights and provisions, the Series M Preferred provides that the holder of each share will receive a cash distribution upon any liquidation, dissolution, winding up or change of control of the Company. The amount of such distribution is first a percentage of what the holders of Series C Preferred would receive, and second a percentage of what the holders of the Company's common stock would receive, in each case, upon such liquidation, dissolution, winding up or change of control.

If the Company had been sold on June 30, 2005, the bondholders would have been entitled to receive $330.3 million and the preferred stockholders would have been entitled to receive $158.2 million before the common stockholders would have received any amounts for their common shares. In addition, the Series M Preferred holders would receive 8% of all amounts the common stockholder would receive. The amount the preferred stockholders would be entitled to receive could increase significantly in the future under certain circumstances. Common stockholders are urged to read the terms of the preferred stock in their entirety.

CONTRACTUAL OBLIGATIONS

The following are summaries of our contractual obligations and other commercial commitments as of June 30, 2005 (in thousands):

                                                                  ANNUAL PAYMENTS DUE
                                                  --------------------------------------------------
                                                                                   AFTER
                                          2005      2006      2007       2008      2008       TOTAL
                                        -------   -------   --------   -------   --------   --------
10-3/8% Senior Subordinated Notes (1)   $    --   $    --   $     --   $    --   $169,500   $169,500
11-7/8% Senior Secured Notes (1)             --        --    157,500        --         --    157,500
Interest on indebtedness (1)             18,144    36,289     36,289    17,586     43,964    152,272
Loan and Security Agreement               1,200        --         --        --         --      1,200
Capital lease obligations                    12        24         25        25          4         90
Operating leases obligations (2)          3,406     5,191      4,627     4,496      8,024     25,744
Printing contract obligation (3)          6,000     6,000      6,000     6,000     18,000     42,000
Communications service agreement (4)        528       800        133        --         --      1,461
Expected pension contributions (5)           --        --      1,800        --         --      1,800
Other long-term obligations reflected
   in the balance sheet                     264        44         44        --         --        352
                                        -------   -------   --------   -------   --------   --------
Total                                   $29,554   $48,348   $206,418   $28,107   $239,492   $551,919
                                        =======   =======   ========   =======   ========   ========

(1) There are no required debt principal payments until October 2007. Interest is paid semi-annually in June and December for the Subordinated Notes and April and October for the Secured Notes. In February 2005, the Company repurchased $5.5 million par value of its Subordinated Notes for $3.9 million, including $0.1 million of accrued interest. The Subordinated Notes were purchased in the open market and were trading at 69% of their par value at the time of purchase. As a result of this repurchase, future interest payments will be reduced annually by approximately $0.6 million.

(2) We lease all of our facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2013 and some contain various provisions for rental adjustments.

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

(5) Based on current estimates the Company expects to make a contribution of approximately $1.8 million to its defined benefit plan in 2007. No contributions are expected in 2005 or 2006. Due to the presence of significant variables, actual future contributions may differ materially.

We expect to make contributions totaling $1.6 million to the employees Retirement Savings Plan accounts in 2005, of which, $0.8 million has already been paid. Contributions are made at the discretion of our Board of Directors.

The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Payments of between $3.5 million and $4.0 million are expected to be made in 2005.

In December 2003, the Company entered into an agreement with a former employee to provide trade show and conference services to select Penton events. Under the agreement, the former employee was to receive guaranteed minimum payments of $0.7 million in 2005 unless the contract was cancelled. In December 2004, the Company terminated the agreement, which required a $0.2 million cancellation fee. The fee is being paid in twelve equal installments throughout 2005.

The Company has three stand-by letters of credit of $0.1 million, $0.1 million and $0.9 million respectively, required related to facility leases. As of June 30, 2005, no amounts were drawn under the stand-by letters of credit.

RISK FACTORS

Management's concerns remain consistent with and should be read in conjunction with the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 - Accounting Policies, New Accounting Pronouncements, of the notes to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the six months ended June 30, 2005, there were no significant new or changes in any critical accounting policies or estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our long-term debt consists of Secured Notes and Subordinated Notes with interest at fixed rates. Consequently, we do not have significant interest rate risk exposure related to our long-term debt. However, the fair value of our notes fluctuates with the market, as they are publicly traded. At June 30, 2005, the fair value of the Subordinated Notes and the Secured Notes was $141.5 million and $164.6 million, respectively, compared to $115.5 million and $157.5 million, respectively, at December 31, 2004. The fair value of the notes is determined by the price investors are willing to pay in the open market. We currently do not manage the fair value risk related to our notes.

The table below provides information about the expected cash flows associated with our long-term debt obligations and their fair value at June 30, 2005 (in thousands):

                                                 EXPECTED MATURITY DATE
                                            FOR THE YEARS ENDED DECEMBER 31,
                               ---------------------------------------------------------
                                                                                             FAIR
                                2005     2006      2007      2008      2011       TOTAL      VALUE
                               ------   ------   --------   ------   --------   --------   -------
Long-Term Debt:
   Senior Subordinated Notes       --       --         --       --   $169,500   $169,500   $141,533
   Interest rate               10-3/8%  10-3/8%    10-3/8%  10-3/8%    10-3/8%    10-3/8%

   Senior Secured Notes            --       --   $157,500       --         --   $157,500   $164,588
   Interest rate               11-7/8%  11-7/8%    11-7/8%      --         --     11-7/8%

During the six months ended June 30, 2005, there were no other significant changes related to the Company's market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure and controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures.

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of, this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were not effective because of the material weakness discussed below.

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

On March 24, 2005, following a comprehensive review of the Company's deferred tax assets and deferred tax liabilities, management concluded that the Company's previously issued consolidated financial statements should be restated to correct the computation of our valuation allowance for deferred tax assets, which resulted in an increase to income tax expense. Management determined that certain deferred tax liabilities had been incorrectly offset against deferred tax assets. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," taxable temporary differences related to indefinite-lived intangible assets or tax-deductible goodwill (for which reversal cannot be anticipated) should not be offset against deductible temporary differences for other indefinite-lived intangible assets or tax-deductible goodwill when scheduling reversals of temporary differences. Management determined that this control deficiency constitutes a material weakness in the Company's disclosure controls and procedures and internal control over financial reporting.

Management evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, "Materiality" and concluded that the cumulative effects of the corrections were material to its annual consolidated financial statements for 2004, 2003 and 2002 and the related quarterly consolidated financial statements for such periods. As a result, management concluded that it would restate its previously issued consolidated financial statements to recognize the impact of the correction. For complete details, see Note 2 - Restatement, in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

We are continuing to implement steps to remediate this matter by adding additional levels of tax review and requiring all personnel who have responsibilities for the Company's income taxes to attend an annual SFAS 109 review course.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the Company's fiscal quarter ended June 30, 2005, there were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a - 15(f) and 15(d) - 15(f)), that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2005, the Company and Alison & Associates, Inc., settled the lawsuit brought against the Company under the Telephone Consumer Protection Act, which prohibits the transmission of unsolicited fax advertisements. The settlement amount of $0.05 million was paid entirely with insurance proceeds. The Richmond County, Georgia, Superior Court dismissed the case on June 30, 2005.

ITEM 6.   EXHIBITS

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

                                        Penton Media, Inc.
                                        (Registrant)


                                        By: /s/ Preston L. Vice
                                            ------------------------------------
                                            Preston L. Vice
                                            Chief Financial Officer

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