Form 10-Q/A
period 2004-09-30
PENTON MEDIA INC
filed 2005-10-13
CIK 1062441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   ----------

                                   FORM 10-Q/A

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

     Indicate by check mark whether the registrant is a Shell Company
as defined in Rule 12b-2 of the Exchange Act.  Yes     No   X
                                                   ---     ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 10, 2004).

                         Common Stock: 33,832,004 shares

                               PENTON MEDIA, INC.
                                   FORM 10-Q/A

                                      INDEX

                                                                            Page
                                                                            ----
PART I  - FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Restated Consolidated Balance Sheets at
                     September 30, 2004 (Unaudited)and December 31, 2003      4
                  Restated Consolidated Statements of Operations
                     (Unaudited) for the Three and Nine Months Ended
                     September 30, 2004 and 2003                              6
                  Condensed Consolidated Statements of Cash Flows
                     (Unaudited) for the Nine Months Ended
                     September 30, 2004 and 2003                              7
                  Notes to Consolidated Financial Statements (Unaudited)      8

          Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     39

          Item 4. Controls and Procedures                                    55

PART II - OTHER INFORMATION

          Item 6. Exhibits                                                   57

          Signature                                                          58

          Exhibit Index                                                      59

EXPLANATORY NOTE

This Amendment No. 1 ("Amendment") to Penton Media, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the quarterly and year to date period ended September 30, 2004 (the "Form 10-Q") includes unaudited, restated consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003, and restated consolidated balance sheets as of September 30, 2004 and December 31, 2003. The accompanying restated consolidated financial statements, including the notes thereto, have been revised to reflect the restatement adjustments related to our deferred taxes and other accounting adjustments previously identified and deemed to be immaterial.

The Company has restated, by means of its Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K") filed on April 15, 2005, its consolidated balance sheet as of December 31, 2003, and consolidated statements of operations, cash flows, and shareholders' equity (deficit) for the years ended December 31, 2003 and 2002. Quarterly financial information for 2004, 2003 and 2002 was also affected by the restatement. The restated amounts for the three and nine months ended September 30, 2004 and the comparable interim periods in 2003 are presented in this Amendment.

Refer to Note 2 - Restatement in this Amendment for further information on the restatement impact for the three and nine months ended September 30, 2004 and 2003. Refer also to Note 2 - Restatement in the Company's 2004 Form 10-K, for additional discussion on the nature of the restatement adjustments, the impact of the restatement adjustments on net income (loss) and the cumulative impact of the adjustments on the consolidated statement of income and consolidated balance sheet for each annual period.

This Amendment amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q to revise the disclosure contained therein in connection with the restatement.

All referenced amounts in this Amendment for prior periods and prior period comparisons reflect the balances and amounts on a restated basis, as applicable.

Except as otherwise described in Item 4 of Part I, this Amendment has not been updated for changes in events, estimates or other developments subsequent to November 15, 2004, the date of the original filing of the Form 10-Q. For a discussion of subsequent events and developments as well as revisions to prior estimates, please refer to the Company's filings with the Securities and Exchange Commission subsequent to November 15, 2004.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                               Restated
                                                                     ----------------------------
                                                                     September 30,   December 31,
                                                                          2004           2003
                                                                     -------------   ------------
ASSETS

Current assets:
   Cash and cash equivalents                                            $ 17,331       $ 29,626
   Restricted cash                                                           193             --
   Accounts receivable, less allowance for doubtful
      accounts of $3,575 and $3,703 in 2004 and 2003, respectively        29,146         27,170
   Notes receivable                                                          712            571
   Inventories                                                               699            875
   Deferred tax asset                                                        253            253
   Prepayments, deposits and other                                         6,936          9,625
                                                                        --------       --------
      Total current assets                                                55,270         68,120
                                                                        --------       --------
Property, plant and equipment:
   Land, buildings and improvements                                        8,675          8,810
   Machinery and equipment                                                48,014         46,450
                                                                        --------       --------
                                                                          56,689         55,260
   Less: accumulated depreciation                                         40,916         36,332
                                                                        --------       --------
                                                                          15,773         18,928
                                                                        --------       --------
Other assets:
   Goodwill                                                              176,611        214,411
   Other intangibles, less accumulated amortization of
      $14,741 and $13,189 in 2004 and 2003, respectively                   7,307         10,883
   Other non-current assets                                                6,917          9,102
                                                                        --------       --------
                                                                         190,835        234,396
                                                                        --------       --------
                                                                        $261,878       $321,444
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

                               PENTON MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                      Restated
                                                                            ----------------------------
                                                                            September 30,   December 31,
                                                                                 2004           2003
                                                                            -------------   ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                           $   5,862      $   6,402
   Accrued compensation and benefits                                              5,871          8,458
   Other accrued expenses                                                        29,380         22,747
   Unearned income, principally trade
      show and conference deposits                                               22,194         22,535
                                                                              ---------      ---------
         Total current liabilities                                               63,307         60,142
                                                                              ---------      ---------
Long-term liabilities and deferred credits:
   Senior secured notes, net of discount                                        157,012        156,915
   Senior subordinated notes, net of discount                                   171,925        171,698
   Net deferred pension credits                                                  10,625         11,040
   Deferred tax liability                                                        19,184         17,245
   Other non-current liabilities                                                  7,558          9,270
                                                                              ---------      ---------
                                                                                366,304        366,168
                                                                              ---------      ---------
Commitments and contingencies

Minority interest                                                                   315            450

Mandatorily redeemable convertible preferred stock, par value $0.01 per share; 50,000 shares authorized, issued and outstanding;
   redeemable at $1,000 per share                                                65,344         54,972

Series M preferred stock, par value $0.01 per share; 150,000 shares
   authorized, 60,375 issued and outstanding at September 30, 2004                    1             --

Redeemable common stock, par value $0.01 per share; 4,191
   shares issued and outstanding at December 31, 2003                                --              2

Stockholders' deficit:
   Preferred stock, par value $0.01 per share; 1,800,000 shares
      authorized; none issued or outstanding                                         --             --
   Common stock, par value $0.01 per share; 155,000,000 shares authorized; 33,832,004 and 33,220,877 shares issued and outstanding
      at September 30, 2004 and December 31, 2003, respectively                     337            332
   Capital in excess of par value                                               216,821        226,355
   Retained deficit                                                            (448,399)      (382,876)
   Notes receivable from officers, less reserve of $5,848 and $7,600 at
      September 30, 2004 and December 31, 2003, respectively                         --         (1,897)
   Accumulated other comprehensive loss                                          (2,152)        (2,204)
                                                                              ---------      ---------
                                                                               (233,393)      (160,290)
                                                                              ---------      ---------
                                                                              $ 261,878      $ 321,444
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

                               PENTON MEDIA, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Restated              Restated
                                                              Three Months Ended    Nine Months Ended
                                                                September 30,         September 30,
                                                             -------------------   -------------------
                                                               2004       2003       2004       2003
                                                             --------   --------   --------   --------
Revenues                                                     $ 52,843   $ 54,119   $158,246   $158,694
                                                             --------   --------   --------   --------
Operating expenses:
   Editorial, production and circulation                       24,234     23,500     69,380     69,320
   Selling, general and administrative (including
      $2.7 million of executive separation
      costs for the nine months ended
      September 30, 2004)                                      20,537     22,367     69,141     68,592
   Impairment of assets                                        39,651     43,760     39,651     43,760
   Provision for loan impairment                                   --         --      1,717      7,600
   Restructuring and other charges                              1,267      1,617      5,659      3,434
   Depreciation and amortization                                2,342      3,325      8,332     10,836
                                                             --------   --------   --------   --------
                                                               88,031     94,569    193,880    203,542
                                                             --------   --------   --------   --------
Operating loss                                                (35,188)   (40,450)   (35,634)   (44,848)
Other income (expense):
   Interest expense                                            (9,698)   (10,480)   (28,518)   (30,230)
   Interest income                                                 54        102        220        339
   Other, net                                                      91         38         75       (270)
                                                             --------   --------   --------   --------
                                                               (9,553)   (10,340)   (28,223)   (30,161)
                                                             --------   --------   --------   --------
Loss from continuing operations before income taxes           (44,741)   (50,790)   (63,857)   (75,009)
Benefit (provision) for income taxes                              345       (459)    (1,667)    (6,108)
                                                             --------   --------   --------   --------
Loss from continuing operations                               (44,396)   (51,249)   (65,524)   (81,117)

Discontinued operations:
   Income from discontinued operations (including
      gain on disposal of $1.4 million for the nine months
      ended September 30, 2003), net of taxes                      --         99         --        777
                                                             --------   --------   --------   --------
Net loss                                                      (44,396)   (51,150)   (65,524)   (80,340)
Amortization of deemed dividend and accretion
   of preferred stock                                          (1,772)    (2,352)   (10,373)    (5,085)
                                                             --------   --------   --------   --------
Net loss applicable to common stockholders                   $(46,168)  $(53,502)  $(75,897)  $(85,425)
                                                             ========   ========   ========   ========
Net loss per common share - basic and diluted:
   Loss from continuing operations applicable
      to common stockholders                                 $  (1.36)  $  (1.60)  $  (2.25)  $  (2.59)
   Discontinued operations, net of taxes                           --         --         --       0.02
                                                             --------   --------   --------   --------
Net loss applicable to common stockholders                   $  (1.36)  $  (1.60)  $  (2.25)  $  (2.57)
                                                             ========   ========   ========   ========
Weighted-average number of shares outstanding:
   Basic and diluted                                           33,875     33,358     33,665     33,225
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

                               PENTON MEDIA, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                           Nine Months Ended
                                                             September 30,
                                                          -------------------
                                                            2004       2003
                                                          --------   --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES      $ (9,954)  $ 39,103
                                                          --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                     (1,818)    (2,323)
   Earnouts paid                                                --         (7)
   Notes receivable, net                                      (140)     1,659
   Proceeds from sale of Professional Trade Shows group         --      3,250
                                                          --------   --------
Net cash provided by (used for) investing activities        (1,958)     2,579
                                                          --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of senior secured credit facility                  --     (4,500)
   Payment of notes payable                                     --       (417)
   Employee stock purchase plan payments                        --       (113)
   Proceeds from repayment of officers loans                    --        250
   (Increase) decrease in restricted cash                     (193)       494
   Payment of financing costs                                  (10)    (1,917)
   Decrease in book overdrafts                                (224)      (286)
                                                          --------   --------
Net cash used for financing activities                        (427)    (6,489)
                                                          --------   --------
Effect of exchange rate changes on cash                         44         70
                                                          --------   --------
Net increase (decrease) in cash and cash equivalents       (12,295)    35,263
Cash and cash equivalents at beginning of period            29,626      6,771
                                                          --------   --------
Cash and cash equivalents at end of period                $ 17,331   $ 42,034
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

The Company realigned its business segments during the third quarter of 2004. Results from certain of the Company's international operations which were previously included within the Company's other segments, are now reported in a newly created International segment. Accordingly, the historical results of operations of the Company's segments have been recast to reflect the current segment reporting (see Note 16 - Segment Reporting).

RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation. These reclassifications did not change previously reported net loss, cash flows or stockholders' deficit.

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
Expected life             7 years   7 years

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Had compensation cost for Penton's stock-based compensation plans been determined based on the fair value methodologies consistent with SFAS 123, Penton's net loss and earnings per share for the three and nine months ended September 30, 2004 and 2003 would have been as follows (in thousands, except per share data):

                                                                                   RESTATED              RESTATED
                                                                             -------------------   -------------------
                                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                             -------------------   -------------------
                                                                               2004       2003       2004       2003
                                                                             --------   --------   --------   --------
Net loss applicable to common stockholders:
As reported ..............................................................   $(46,168)  $(53,502)  $(75,897)  $(85,425)
Add: Stock-based employee compensation expense included in net
   loss applicable to common stockholders, net of related tax effects ....         24         55        726      1,294
Less: Total stock-based employee compensation expense determined under
   fair value based methods for all awards, net of related tax effects ...       (123)      (591)    (3,171)    (3,168)
                                                                             --------   --------   --------   --------
Pro forma net loss applicable to common stockholders .....................   $(46,267)  $(54,038)  $(78,342)  $(87,299)
                                                                             ========   ========   ========   ========
Basic and diluted earnings per share:
   As reported ...........................................................   $  (1.36)  $  (1.60)  $  (2.25)  $  (2.57)
   Pro forma .............................................................   $  (1.37)  $  (1.62)  $  (2.33)  $  (2.63)

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

NOTE 2 - RESTATEMENT

The consolidated financial statements have been restated in order to reflect certain adjustments to Penton's financial statements for 2004 as previously reported in Penton's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed on November 15, 2004. The restatement also affects the three and nine month period ended September 30, 2003. All amounts are before any tax effect unless otherwise noted.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Refer to Note 2 - Restatement, in the 2004 Form 10-K for further discussion of this restatement including the adjustments recorded in annual and quarterly periods other than the third quarter of 2004 and 2003. Accordingly, this footnote discusses the restatement adjustments included in the 2004 Form 10-K related only to the three and nine months ended September 30, 2004 and 2003.

RESTATEMENTS INCLUDED IN 2004 FORM 10-K

The Company has restated by means of its Annual Report on Form 10-K for the year ended December 31, 2004, filed on April 15, 2005, its consolidated balance sheet as of December 31, 2003, and consolidated statement of operations, cash flows and shareholder's deficit for the years ended December 31, 2003 and 2002. In addition, the Company's 2004 and 2003 quarterly financial information had been restated to reflect adjustments to the Company's previously reported financial information on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. These adjustments increased previously reported net loss by $0.4 million for the three months ended September 30, 2004 and $1.8 million and $4.5 million for the nine months ended September 30, 2004 and 2003, respectively. These adjustments decreased previously reported net loss by $1.2 million for the three months ended September 30, 2003.

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

DEFERRED TAX ADJUSTMENTS

The Company's management concluded that its previously issued consolidated financial statements for the three months ended September 30, 2004 and 2003 should be restated to increase income tax expense by $0.5 million and $0.7 million, respectively, and the consolidated financial statements for the nine months ended September 30, 2004 and 2003 should be restated to increase income tax expense by $1.9 million and $6.2 million, respectively. The Company also established a corresponding net deferred tax liability of $18.9 million and $16.3 million for the period ended September 30, 2004 and 2003, respectively, to correct the computation of our valuation allowance for deferred tax assets over those periods.

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

OTHER ACCOUNTING ADJUSTMENTS

Other accounting adjustments represent items previously identified but deemed to be immaterial and recorded in the period Penton identified the error or in a subsequent period. Adjustments in this category change the timing of income and expense items that were previously recognized. The impact of these adjustments on our net loss for the three and nine months ended September 30, 2004, was a decrease of $0.2 million for both periods, related to certain restructuring charges. The impact of these adjustments on our net loss for the three and nine months ended September 30, 2003 was $1.9 million and $1.7 million, respectively. The largest adjustment for the 2003 periods is an adjustment of $2.0 million between the third quarter of 2003 and the fourth quarter of 2004 related to our minority interest in consolidated subsidiaries balance, which should have been reduced when certain assets contributed in 2002 by our minority interest partner were impaired. Additionally, revenues were reduced by approximately $0.3 million for the nine months ended September 30, 2003 related to an adjustment for subscription revenues. The only other adjustment to the consolidated statement of operations for all periods was a reclassification between selling, general and administrative expenses and depreciation and amortization expense related to the classification of certain tenant improvement reimbursements in 2001.

The amortization of deemed dividend and accretion of preferred stock increased by $0.4 million and $0.6 million for the three and nine months ended September 30, 2003, respectively, as it was discovered in June 2003 that the Company should not

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

have only been accruing the dividends on the preferred stock from the time of issuance but should have also been systematically accreting the value of the preferred stock from their issuance amounts to their redemption values over time.

The following adjustments affected the classification of certain balance sheet accounts:

     - In September 2003, our minority interest in consolidated subsidiaries balance should have been reduced by $2.0 million, when certain assets contributed in 2002 by our minority interest partner were impaired.

     - Other less significant balance sheet adjustments were also recorded for items related to tenant improvements, subscription revenues and restructuring charges.

OTHER

All previously reported amounts affected by the restatement that appear elsewhere in these notes to the consolidated financial statements have also been restated.

The following tables set forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for the three and nine months ended September 30, 2004 and 2003.

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                      ----------------------------------------------------
                                                                      AS PREVIOUSLY      AS      AS PREVIOUSLY       AS
                                                                         REPORTED     RESTATED     REPORTED       RESTATED
                                                                           2004         2004          2003          2003
                                                                      -------------   --------   -------------   ---------
                                                                                (DOLLARS AND SHARES IN THOUSANDS,
                                                                                     EXCEPT PER SHARE DATA)
Revenues ..........................................................     $ 52,843      $ 52,843     $ 54,119      $ 54,119
                                                                        --------      --------     --------      --------
Editorial, production and circulation .............................       24,234        24,234       23,500        23,500
Selling, general and administrative ...............................       20,542        20,537       22,372        22,367
Impairment of assets ..............................................       39,651        39,651       45,797        43,760
Restructuring and other charges ...................................        1,455         1,267        1,519         1,617
Depreciation and amortization .....................................        2,337         2,342        3,320         3,325
Interest expense ..................................................        9,698         9,698       10,480        10,480
Interest income ...................................................          (54)          (54)        (102)         (102)
Other, net ........................................................          (91)          (91)         (38)          (38)
                                                                        --------      --------     --------      --------
Loss from continuing operations before income taxes ...............      (44,929)      (44,741)     (52,729)      (50,790)
Benefit (provision) for income taxes ..............................          894           345          236          (459)
Income from discontinued operations ...............................           --            --           99            99
                                                                        --------      --------     --------      --------
Net loss ..........................................................      (44,035)      (44,396)     (52,394)      (51,150)
Amortization of deemed dividend and accretion of preferred stock ..       (1,772)       (1,772)      (1,980)       (2,352)
                                                                        --------      --------     --------      --------
Net loss applicable to common stockholders ........................     $(45,807)     $(46,168)    $(54,374)     $(53,502)
                                                                        ========      ========     ========      ========
Net loss per common share - basic and diluted:
   Loss from continuing operations applicable to common ...........     $  (1.35)     $  (1.36)    $  (1.63)     $  (1.60)
   Discontinued operations, net of taxes ..........................           --            --           --            --
                                                                        --------      --------     --------      --------
   Net loss applicable to common stockholders .....................     $  (1.35)     $  (1.36)    $  (1.63)     $  (1.60)
                                                                        ========      ========     ========      ========
Weighted-average number of shares outstanding:
   Basic and diluted ..............................................       33,875        33,875       33,358        33,358
                                                                        ========      ========     ========      ========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                      ----------------------------------------------------
                                                                      AS PREVIOUSLY      AS      AS PREVIOUSLY      AS
                                                                         REPORTED     RESTATED      REPORTED      RESTATED
                                                                           2004         2004          2003          2003
                                                                      -------------   --------   -------------   ---------
                                                                                (DOLLARS AND SHARES IN THOUSANDS,
                                                                                     EXCEPT PER SHARE DATA)
Revenues ..........................................................     $158,246      $158,246     $158,977      $158,694
                                                                        --------      --------     --------      --------
Editorial, production and circulation .............................       69,380        69,380       69,320        69,320
Selling, general and administrative ...............................       69,155        69,141       68,605        68,592
Impairment of assets ..............................................       39,651        39,651       45,797        43,760
Provision for loan impairment .....................................        1,717         1,717        7,600         7,600
Restructuring and other charges ...................................        5,847         5,659        3,336         3,434
Depreciation and amortization .....................................        8,318         8,332       10,823        10,836
Interest expense ..................................................       28,518        28,518       30,230        30,230
Interest income ...................................................         (220)         (220)        (339)         (339)
Other, net ........................................................          (75)          (75)         270           270
                                                                        --------      --------     --------      --------
Loss from continuing operations before income taxes ...............      (64,045)      (63,857)     (76,665)      (75,009)
Benefit (provision) for income taxes ..............................          272        (1,667)          45        (6,108)
Income from discontinued operations ...............................           --            --          777           777
                                                                        --------      --------     --------      --------
Net loss ..........................................................      (63,773)      (65,524)     (75,843)      (80,340)
Amortization of deemed dividend and accretion of preferred stock ..      (10,373)      (10,373)      (4,495)       (5,085)
                                                                        --------      --------     --------      --------
Net loss applicable to common stockholders ........................     $(74,146)     $(75,897)    $(80,338)     $(85,425)
                                                                        ========      ========     ========      ========
Net loss per common share - basic and diluted:
   Loss from continuing operations applicable to common ...........     $  (2.20)     $  (2.25)    $  (2.44)     $  (2.59)
   Discontinued operations, net of taxes ..........................           --            --         0.02          0.02
                                                                        --------      --------     --------      --------
   Net loss applicable to common stockholders .....................     $  (2.20)     $  (2.25)    $  (2.42)     $  (2.57)
                                                                        ========      ========     ========      ========
Weighted-average number of shares outstanding:
   Basic and diluted ..............................................       33,665        33,665       33,225        33,225
                                                                        ========      ========     ========      ========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at September 30, 2004.

                                                                                  SEPTEMBER 30, 2004
                                                                              -------------------------
                                                                              AS PREVIOUSLY
                                                                                 REPORTED      RESTATED
                                                                              -------------   ---------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
Cash and cash equivalents .................................................     $  17,331     $  17,331
Restricted cash ...........................................................           193           193
Accounts receivable, net ..................................................        29,146        29,146
Notes receivable ..........................................................           712           712
Inventories ...............................................................           699           699
Deferred tax assets .......................................................            --           253
Prepayments, deposits and other ...........................................         6,936         6,936
                                                                                ---------     ---------
      Total current assets ................................................        55,017        55,270
                                                                                ---------     ---------
Property, plant and equipment, net ........................................        15,662        15,773
Goodwill ..................................................................       176,611       176,611
Other intangible assets, net ..............................................         7,307         7,307
Other non-current assets ..................................................         6,917         6,917
                                                                                ---------     ---------
Total Assets ..............................................................     $ 261,514     $ 261,878
                                                                                =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable ..........................................................     $   5,862     $   5,862
Accrued compensation and benefits .........................................         6,011         5,871
Other accrued expenses ....................................................        29,222        29,380
Unearned income, principally trade show and conference deposits ...........        21,884        22,194
                                                                                ---------     ---------
      Total current liabilities ...........................................        62,979        63,307
                                                                                ---------     ---------
Senior secured notes, net of discount .....................................       157,012       157,012
Senior subordinated notes, net of discount ................................       171,925       171,925
Net deferred pension credits ..............................................        10,625        10,625
Deferred tax liability ....................................................            --        19,184
Other non-current liabilities .............................................         7,465         7,558
                                                                                ---------     ---------
Total Liabilities .........................................................       347,027       366,304
                                                                                ---------     ---------
Commitments and contingencies
Minority interest .........................................................         2,352           315
                                                                                ---------     ---------
Mandatorily redeemable convertible preferred stock ........................        65,433        65,344
                                                                                ---------     ---------
Series M preferred stock ..................................................             1             1
Stockholders' deficit:
Preferred stock, par value $0.01 per share; 1,800,000 shares authorized;
   none issued or outstanding .............................................            --            --
Common stock, par value $0.01 per share; 155,000,000 shares authorized;
   33,832,004 shares issued and outstanding at September 30, 2004 .........           337           337
Capital in excess of par value ............................................       216,732       216,821
Retained deficit ..........................................................      (431,222)     (448,399)
Notes receivable from officers ............................................            --            --
Accumulated other comprehensive loss ......................................        (2,125)       (2,152)
                                                                                ---------     ---------
Total Stockholders' Deficit ...............................................      (216,278)     (233,393)
                                                                                ---------     ---------
Total Liabilities and Stockholders' Deficit ...............................     $ 261,514     $ 261,878
                                                                                =========     =========

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

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Goodwill impairment charges by operating segment at September 30, 2004 and 2003 are as follows (in thousands):

                  SEPTEMBER 30,
                -----------------
                  2004      2003
                -------   -------
Industry        $    --   $    --
Technology       32,615    29,203
Retail               --     8,366
Lifestyle            --        --
International     5,185        --
                -------   -------
   Total        $37,800   $37,569
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

Long-lived asset impairment charges, by operating segment, are as follows (in thousands):

                  SEPTEMBER 30,
                -----------------
                 2004     2003
                ------   ------
Industry        $   --   $   --
Technology       1,851    8,228
Retail              --       --
Lifestyle           --       --
International       --       --
                ------   ------
  Total         $1,851   $8,228
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

Changes in the carrying amount of goodwill for the nine months ended September 30, 2004, by operating segment, are as follows (in thousands):

                 BALANCE AT    ALLOCATION DUE     ANNUAL       BALANCE AT
                DECEMBER 31,     TO SEGMENT     IMPAIRMENT   SEPTEMBER 30,
                    2003           CHANGE         CHARGE         2004
                ------------   --------------   ----------   -------------
Industry          $ 36,278        $  (501)       $     --       $ 35,777
Technology          67,385         (8,424)        (32,615)        26,346
Retail              25,824             --              --         25,824
Lifestyle           84,924             --              --         84,924
International           --          8,925          (5,185)         3,740
                  --------        -------        --------       --------
   Total          $214,411        $    --        $(37,800)      $176,611
                  ========        =======        ========       ========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2004, other intangibles recorded in the consolidated balance sheets are comprised of the following (in thousands):

                                     GROSS                     NET
                                   CARRYING    ACCUMULATED    BOOK
                                     VALUE    AMORTIZATION    VALUE
                                   --------   ------------   ------
Trade names                         $ 5,120     $ (3,994)    $1,126
Mailing/exhibitor lists               9,255       (5,330)     3,925
Advertiser relationships              5,625       (4,116)     1,509
Subscriber relationships              1,929       (1,280)       649
Other                                   120          (22)        98
                                    -------     --------     ------
   Balance at September 30, 2004    $22,049     $(14,742)    $7,307
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

NOTE 4 - DISPOSALS

At December 31, 2002, the net assets of our Professional Trade Shows ("PTS") were classified as held for sale. The sale was completed in January 2003 for approximately $3.2 million and resulted in a gain of approximately $1.4 million. The results of PTS are reported as discontinued operations for all periods presented. PTS was part of the Company's Industry segment.

Operating results for discontinued operations are as follows (in thousands):

                                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                     2003                 2003
                                              ------------------   -----------------
Revenues                                              $--               $   --
                                                      ===               ======
Income (loss) from operations, net of taxes           $99               $ (610)
Gain on sale of properties, net of taxes               --                1,387
                                                      ---               ------
Income from discontinued operations                   $99               $  777
                                                      ===               ======

NOTE 5 - DEBT

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

NOTE 6 - PREFERRED STOCK

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

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In June 2003, it was discovered that the Company should not have only been accruing dividends on the preferred stock from the time of issuance but should have also been systematically accreting the value of the preferred stock from their issuance amounts to their redemption values over time. The impact on net loss applicable to common stockholders for the three and nine months ended September 30, 2003 was an increase of $0.4 million and $0.6 million, respectively.

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

NOTE 7 - EXECUTIVE BONUS AND TERMINATION BENEFITS

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

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Ramella's executive loan in return for full and final settlement of any claims Mr. Ramella may have had against the Company.

NOTE 8 - COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

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

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 9 - EMPLOYEE BENEFIT PLANS

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

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the components of our defined benefit pension expenses for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                            ------------------   -----------------
                                               2004    2003        2004      2003
                                              -----   -----      -------   -------
Service cost ............................     $  --   $ 467      $    --   $ 1,403
Interest cost ...........................       643     660        1,929     1,980
Expected return on plan assets ..........      (782)   (750)      (2,344)   (2,252)
Amortization of prior service costs .....        --      17           --        51
Amortization of actuarial gain ..........        --    (137)          --      (413)
                                              -----   -----      -------   -------
   Net periodic benefit cost (benefit) ..     $(139)  $ 257      $  (415)  $   769
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

The following table summarizes the components of our SERP pension expense for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                         ------------------   -----------------
                                             2004   2003         2004   2003
                                             ----   ----         ----   ----
Service cost .........................        $--    $18          $--   $ 54
Interest cost ........................          8     13           34     39
Amortization of prior service costs ..         --      6           --     20
                                              ---    ---          ---   ----
   Net periodic benefit cost .........        $ 8    $37          $34   $113
                                              ===    ===          ===   ====

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 - EARNINGS PER SHARE

Earnings per share have been computed pursuant to the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Computations of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands, except per share amounts):

                                                    RESTATED              RESTATED
                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------------   -------------------
                                                2004       2003       2004       2003
                                              --------   --------   --------   --------
Net loss applicable to common stockholders    $(46,168)  $(53,502)  $(75,897)  $(85,425)
                                              ========   ========   ========   ========
Number of shares:
   Weighted average shares outstanding -
      basic and diluted                         33,875     33,358     33,665     33,225
                                              ========   ========   ========   ========
Per share amount:
   Loss applicable to common stockholders -
      basic and diluted                       $  (1.36)  $  (1.60)  $  (2.25)  $  (2.57)
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

NOTE 11 - COMPREHENSIVE LOSS

Comprehensive loss represents net loss plus the results of certain stockholders' equity changes not reflected in the consolidated statements of operations. The after-tax component of comprehensive loss for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

                                                        RESTATED              RESTATED
                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                  -------------------   -------------------
                                                    2004       2003       2004       2003
                                                  --------   --------   --------   --------
Net loss                                          $(44,396)  $(51,150)  $(65,524)  $(80,340)
Other comprehensive loss:
   Change in accumulated translation adjustment         11         43         52        271
                                                  --------   --------   --------   --------
Total comprehensive loss                          $(44,385)  $(51,107)  $(65,472)  $(80,069)
                                                  ========   ========   ========   ========

NOTE 12 - RELATED PARTY TRANSACTIONS

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

NOTE 13 - INCOME TAXES

The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). In the first quarter of 2004 the Company recorded a valuation allowance of $0.4 million against its net foreign deferred tax assets. In recording the valuation allowance, management considered it more likely than not that all of the foreign net deferred tax assets would not be realized. At September 30, 2004 (as restated) and December 31, 2003 (as restated) the valuation allowance for net deferred tax assets and net operating loss carryforwards, excluding the deferred tax liability related to indefinite-lived intangibles, totaled $89.7 million and $72.1 million, respectively. See Note 2 - Restatement.

The effective tax rates for the three months ended September 30, 2004 (as restated) and 2003 (as restated) were a benefit of 0.8% and a provision of 0.9%, respectively, while the rates for the nine months ended September 30, 2004 (as restated) and 2003 (as restated) were provisions of 2.6% and 8.1%, respectively. The higher effective tax rate for the three months ended September 30, 2003 compared to September 30, 2004 is primarily related to the reversal of approximately $1.0 million of contingent liabilities for which the statutes of limitations have expired partially offset by a provision for state taxes. The higher effective tax rate for the nine months ended September 30, 2003 as compared to September 30, 2004 is primarily due to valuation allowance adjustments created by the change in deferred taxes related to indefinite-lived assets and the reversal of approximately $1.0 million of contingent liabilities. The tax provision for 2004 in the consolidated statements of operations relates to taxable temporary differences related to indefinite-lived assets, reversal of contingent liabilities, foreign tax valuations and state taxes. The tax provision for 2003 relates to taxable temporary differences related to indefinite-lived assets and state and foreign taxes.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In January 2003, the Company received a tax refund of $52.7 million. This amount is included in net cash provided by operating activities in the condensed consolidated statements of cash flows.

NOTE 14 - CONTINGENCIES

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

NOTE 15 - BUSINESS RESTRUCTURING CHARGES

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

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Activity and liability balances related to the 2004 restructuring plan are as follows (in thousands):

                                               SEVERANCE
                                               AND OTHER         OTHER
                                            PERSONNEL COSTS   EXIT COSTS    TOTAL
                                            ---------------   ----------   -------
Charged to costs and expenses                   $   695          $ 37      $   732
Cash payments                                       (85)          (25)        (110)
                                                -------          ----      -------
Restructuring balance, March 31, 2004               610            12          622
Charged to costs and expenses                     2,868            79        2,947
Adjustments                                          (5)           (7)         (12)
Cash payments                                      (254)          (20)        (274)
                                                -------          ----      -------
Restructuring balance, June 30, 2004              3,219            64        3,283
Charged to costs and expenses                     1,049            11        1,060
Adjustments                                           1           (32)         (31)
Cash payments                                    (2,876)          (40)      (2,916)
                                                -------          ----      -------
Restructuring balance, September 30, 2004       $ 1,393          $  3      $ 1,396
                                                =======          ====      =======

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

Activity and liability balances related to the 2003 restructuring plan are as follows (in thousands):

                                                          SEVERANCE
                                                          AND OTHER         FACILITY        OTHER
                                                       PERSONNEL COSTS   CLOSING COSTS   EXIT COSTS    TOTAL
                                                       ---------------   -------------   ----------   -------
Charged to costs and expenses                              $ 2,736          $1,505         $ 661      $ 4,902
Adjustments                                                     35             (11)           --           24
Cash payments                                               (1,105)           (500)         (233)      (1,838)
                                                           -------          ------         -----      -------
Restructuring balance, December 31, 2003 (restated)          1,666             994           428        3,088
Adjustments                                                     76              58           (10)         124
Cash payments                                               (1,479)           (160)         (214)      (1,853)
                                                           -------          ------         -----      -------
Restructuring balance, September 30, 2004 (restated)       $   263          $  892         $ 204      $ 1,359
                                                           =======          ======         =====      =======

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

Activity and liability balances related to the 2002 restructuring plan are as follows (in thousands):

                                               SEVERANCE
                                               AND OTHER         FACILITY        OTHER
                                            PERSONNEL COSTS   CLOSING COSTS   EXIT COSTS    TOTAL
                                            ---------------   -------------   ----------   -------
Charged to costs and expenses                  $10,344           $ 3,421        $1,648     $15,413
Adjustments                                        200             1,705            59       1,964
Cash payments                                   (5,440)             (693)         (967)     (7,100)
                                               -------           -------        ------     -------
Restructuring balance, December 31, 2002         5,104             4,433           740      10,277
Adjustments                                        (45)             (604)          (92)       (741)
Cash payments                                   (4,928)           (1,469)         (375)     (6,772)
                                               -------           -------        ------     -------
Restructuring balance, December 31, 2003           131             2,360           273       2,764
Adjustments                                        (78)              525           271         718
Cash payments                                      (33)             (599)         (544)     (1,176)
                                               -------           -------        ------     -------
Restructuring balance, September 30, 2004      $    20           $ 2,286        $   --     $ 2,306
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

Activity and liability balances related to the 2001 restructuring plan are as follows (in thousands):

                                               SEVERANCE
                                               AND OTHER         FACILITY        OTHER
                                            PERSONNEL COSTS   CLOSING COSTS   EXIT COSTS    TOTAL
                                            ---------------   -------------   ----------   -------
Charged to costs and expenses                   $ 6,774          $ 8,669       $ 4,364     $19,807
Adjustments                                         (23)              --          (994)     (1,017)
Cash payments                                    (4,468)            (267)       (2,423)     (7,158)
                                                -------          -------       -------     -------
Restructuring balance, December 31, 2001          2,283            8,402           947      11,632
Adjustments                                        (135)            (459)         (422)     (1,016)
Cash payments                                    (2,129)          (1,590)         (250)     (3,969)
                                                -------          -------       -------     -------
Restructuring balance, December 31, 2002             19            6,353           275       6,647
Adjustments                                          (8)             598            82         672
Cash payments                                       (11)          (1,304)         (357)     (1,672)
                                                -------          -------       -------     -------
Restructuring balance, December 31, 2003             --            5,647            --       5,647
Adjustments                                          --               90            --          90
Cash payments                                        --           (1,263)           --      (1,263)
                                                -------          -------       -------     -------
Restructuring balance, September 30, 2004       $    --          $ 4,474       $    --     $ 4,474
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

ESTIMATED FUTURE PAYMENTS

At September 30, 2004, the Company had an accrued restructuring balance of $9.5 million (as restated). Management expects to make cash payments during the remainder of 2004 of approximately $1.3 million (as restated), composed of $0.8 million (as restated) for employee separation costs, $0.4 million for facility lease obligations and $0.1 million for other contractual obligations. The balance of severance costs will be paid through the first quarter of 2007, and the balance of facility costs and other exit costs, primarily long-term leases, are expected to be paid through the end of the respective lease terms, which extend through 2013.

Amounts due within one year of approximately $3.2 million (as restated) and $3.7 million at September 30, 2004 and December 31, 2003, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $6.4 million and $7.6 million at September 30, 2004 and December 31, 2003, respectively, are included in other non-current liabilities on the consolidated balance sheets.

Restructuring charges, including adjustments, for the three and nine months ended September 30, 2004 and 2003 are as follows, by segment:

                THREE MONTHS ENDED   NINE MONTHS ENDED
                   SEPTEMBER 30,       SEPTEMBER 30,
                ------------------   -----------------
                   2004     2003       2004     2003
                  ------   ------     ------   ------
Industry          $  997   $  475     $1,640   $  644
Technology           269      138      1,037      745
Lifestyle             --       --         --       45
Retail               114      633        812      633
International          6      144      2,397      685
Corporate            118       66         46      552
                  ------   ------     ------   ------
Total             $1,504   $1,456     $5,932   $3,304
                  ======   ======     ======   ======

Restructuring charges are included in restructuring and other charges on the consolidated statements of operations.

NOTE 16 - SEGMENT INFORMATION

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

Summary information by segment for the three months ended September 30, 2004 and 2003, is as follows (in thousands):

                     REVENUES       ADJUSTED SEGMENT EBITDA
                  SEPTEMBER 30,          SEPTEMBER 30,
                -----------------   -----------------------
                  2004      2003         2004       2003
                -------   -------      --------   -------
Industry        $20,772   $19,374       $ 6,378   $ 5,224
Technology       14,101    14,272         2,425     1,887
Lifestyle         3,914    10,340          (424)    4,507
Retail            5,751     5,057         1,920     1,524
International     8,305     5,076         1,802       628
                -------   -------       -------   -------
Total           $52,843   $54,119       $12,101   $13,770
                =======   =======       =======   =======

Summary information by segment for the nine months ended September 30, 2004 and 2003 (as restated), is as follows (in thousands):

                      REVENUES        ADJUSTED SEGMENT EBITDA
                   SEPTEMBER 30,           SEPTEMBER 30,
                -------------------   -----------------------
                  2004       2003          2004      2003
                --------   --------      -------   --------
                           RESTATED                RESTATED
Industry        $ 57,205   $ 57,059      $16,350    $15,792
Technology        44,563     46,184        7,545      6,368
Lifestyle         25,022     28,751        9,669     12,526
Retail            16,412     15,510        4,526      4,522
International     15,044     11,190          726       (441)
                --------   --------      -------    -------
Total           $158,246   $158,694      $38,816    $38,767
                ========   ========      =======    =======

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Segment revenues, all of which are realized from external customers, equal Penton's consolidated revenues. Following is a reconciliation of Penton's total adjusted segment EBITDA to consolidated net loss (in thousands):

                                                      RESTATED              RESTATED
                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                -------------------   -------------------
                                                  2004       2003       2004       2003
                                                --------   --------   --------   --------
Total adjusted segment EBITDA                   $ 12,101   $ 13,770   $ 38,816   $ 38,767
General and administrative costs                  (3,983)    (5,470)   (15,663)   (16,669)
                                                --------   --------   --------   --------
      Total Company EBITDA                         8,118      8,300     23,153     22,098

Depreciation and amortization                     (2,342)    (3,325)    (8,332)   (10,836)
Provision for loan impairment                         --         --     (1,717)    (7,600)
Restructuring and other charges                   (1,267)    (1,617)    (5,659)    (3,434)
Impairment of assets                             (39,651)   (43,760)   (39,651)   (43,760)
Executive separation costs                           (21)        --     (2,722)        --
Non-cash compensation                                (25)       (48)      (706)    (1,316)
Interest expense                                  (9,698)   (10,480)   (28,518)   (30,230)
Interest income                                       54        102        220        339
Other, net                                            91         38         75       (270)
                                                --------   --------   --------   --------
Loss from continuing operations before income
   taxes                                         (44,741)   (50,790)   (63,857)   (75,009)
Benefit for income taxes                             345       (459)    (1,667)    (6,108)
Discontinued operations                               --         99         --        777
                                                --------   --------   --------   --------
   Net loss                                     $(44,396)  $(51,150)  $(65,524)  $(80,340)
                                                ========   ========   ========   ========

NOTE 17 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

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

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The following schedules set forth condensed consolidated balance sheets as of September 30, 2004 (as restated), and December 31, 2003 (as restated), and condensed consolidated statements of operations for the three and nine months ended September 30, 2004 (as restated) and 2003 (as restated), and condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. In the following schedules, "Parent" refers to Penton Media, Inc., "Guarantor Subsidiaries" refers to Penton's wholly owned domestic subsidiaries, and "Non-guarantor Subsidiaries" refers to Penton's foreign subsidiaries. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in Penton's subsidiaries.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
              CONDENSED CONSOLIDATIED BALANCE SHEETS (AS RESTATED)
                            AS OF SEPTEMBER 30, 2004

                                                             GUARANTOR     NON-GUARANTOR                     PENTON
                                                  PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                ---------   ------------   -------------   ------------   ------------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                    $  12,905    $     188       $  4,238       $      --      $  17,331
   Restricted cash                                    193           --             --              --            193
   Accounts receivable, net                        19,948        5,159          4,039              --         29,146
   Notes receivable                                    --           --            712              --            712
   Inventories                                        388          306              5              --            699
   Deferred tax assets                                372         (119)            --              --            253
   Prepayments, deposits and other                  4,424        1,022          1,490              --          6,936
                                                ---------    ---------       --------       ---------      ---------
                                                   38,230        6,556         10,484              --         55,270
                                                ---------    ---------       --------       ---------      ---------
   Property, plant and equipment, net              12,530        2,066          1,177              --         15,773
   Goodwill                                       111,378       61,493          3,740              --        176,611
   Other intangibles, net                           4,463        2,597            247              --          7,307
   Other non-current assets                         6,744          122             51              --          6,917
   Investments in subsidiaries (1)               (215,937)          --             --         215,937             --
                                                ---------    ---------       --------       ---------      ---------
                                                  (80,822)      66,278          5,215         215,937        206,608
                                                ---------    ---------       --------       ---------      ---------
                                                $ (42,592)   $  72,834       $ 15,699       $ 215,937      $ 261,878
                                                =========    =========       ========       =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses        $  25,146    $   6,759       $  3,337       $      --      $  35,242
   Accrued compensation and benefits                4,541        1,221            109              --          5,871
   Unearned income                                 14,168        4,763          3,263              --         22,194
                                                ---------    ---------       --------       ---------      ---------
                                                   43,855       12,743          6,709              --         63,307
                                                ---------    ---------       --------       ---------      ---------
Long-term liabilities and deferred credits:
   Senior secured notes, net of discount           80,076       76,936             --              --        157,012
   Senior subordinated notes, net of discount      87,682       84,243             --              --        171,925
   Net deferred pension credits                    10,625           --             --              --         10,625
   Deferred tax liability                          18,351          833             --              --         19,184
   Intercompany advances                         (119,020)      77,745         41,275              --             --
   Other non-current liabilities                    3,887        1,872          1,799              --          7,558
                                                ---------    ---------       --------       ---------      ---------
                                                   81,601      241,629         43,074              --        366,304
                                                ---------    ---------       --------       ---------      ---------
Commitments and contingencies
Minority interest                                      --           --            315              --            315
Mandatorily redeemable convertible
   preferred stock                                 65,344           --             --              --         65,344
Series M preferred stock                                1           --             --              --              1
Stockholders' deficit:
   Common stock and capital in excess
      of par value                                217,158      209,653         16,614        (226,267)       217,158
   Retained deficit                              (448,399)    (391,167)       (48,907)        440,074       (448,399)
   Notes receivable from officers, less
      reserve of $5,848                                --           --             --              --             --
   Accumulated other comprehensive loss            (2,152)         (24)        (2,106)          2,130         (2,152)
                                                ---------    ---------       --------       ---------      ---------
                                                 (233,393)    (181,538)       (34,399)        215,937       (233,393)
                                                ---------    ---------       --------       ---------      ---------
                                                $ (42,592)   $  72,834       $ 15,699       $ 215,937      $ 261,878
                                                =========    =========       ========       =========      =========

(1)  Reflects investments in subsidiaries utilizing the equity method.

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
              CONDENSED CONSOLIDATING BALANCE SHEETS (AS RESTATED)
                             AS OF DECEMBER 31, 2003

                                                             GUARANTOR     NON-GUARANTOR                     PENTON
                                                  PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                ---------   ------------   -------------   ------------   ------------
                                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                    $  27,249    $      23       $  2,354       $      --      $  29,626
   Accounts receivable, net                        17,967        3,894          5,309              --         27,170
   Notes receivable                                    --           --            571              --            571
   Inventories                                        613          256              6              --            875
   Deferred tax asset                                 372         (119)            --              --            253
   Prepayments, deposits and other                  7,642          309          1,674              --          9,625
                                                ---------    ---------       --------       ---------      ---------
                                                   53,843        4,363          9,914              --         68,120
                                                ---------    ---------       --------       ---------      ---------
   Property, plant and equipment, net              14,948        2,446          1,534              --         18,928
   Goodwill                                       148,035       65,009          1,367              --        214,411
   Other intangibles, net                           5,656        5,036            191              --         10,883
   Other non-current assets                         8,443          125            534              --          9,102
   Investment in subsidiaries                    (164,319)          --             --         164,319             --
                                                ---------    ---------       --------       ---------      ---------
                                                   12,763       72,616          3,626         164,319        253,324
                                                ---------    ---------       --------       ---------      ---------
                                                $  66,606    $  76,979       $ 13,540       $ 164,319      $ 321,444
                                                =========    =========       ========       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses        $  22,243    $   5,001       $  1,905       $      --      $  29,149
   Accrued compensation and benefits                7,683          770              5              --          8,458
   Unearned income                                 14,584        3,305          4,646              --         22,535
                                                ---------    ---------       --------       ---------      ---------
                                                   44,510        9,076          6,556              --         60,142
                                                ---------    ---------       --------       ---------      ---------
Long-term liabilities and deferred credits:
   Senior secured notes, net of discount           80,027       76,888             --              --        156,915
   Senior subordinated notes, net of discount      87,566       84,132             --              --        171,698
   Net deferred pension credits                    11,040           --             --              --         11,040
   Deferred tax liability                          16,412          833             --              --         17,245
   Intercompany advances                          (72,440)      39,704         32,736              --             --
   Other non-current liabilities                    4,807        2,251          2,212              --          9,270
                                                ---------    ---------       --------       ---------      ---------
                                                  127,412      203,808         34,948              --        366,168
                                                ---------    ---------       --------       ---------      ---------
Minority interest                                      --           --            450              --            450
                                                ---------    ---------       --------       ---------      ---------
Mandatorily redeemable convertible
   preferred stock                                 54,972           --             --              --         54,972
                                                ---------    ---------       --------       ---------      ---------
Redeemable common stock                                 2           --             --              --              2
                                                ---------    ---------       --------       ---------      ---------
Stockholders' equity (deficit):
   Common stock and capital in excess
      of par value                                226,687      204,210         16,614        (220,824)       226,687
   Retained earnings (deficit)                   (382,876)    (340,094)       (42,867)        382,961       (382,876)
   Notes receivable from officers, less
      reserve of $7,600                            (1,897)          --             --              --         (1,897)
   Accumulated other comprehensive loss            (2,204)         (21)        (2,161)          2,182         (2,204)
                                                ---------    ---------       --------       ---------      ---------
                                                 (160,290)    (135,905)       (28,414)        164,319       (160,290)
                                                ---------    ---------       --------       ---------      ---------
                                                $  66,606    $  76,979       $ 13,540       $ 164,319      $ 321,444
                                                =========    =========       ========       =========      =========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

                                                        GUARANTOR    NON-GUARANTOR                     PENTON
                                            PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           --------   ------------   -------------   ------------   ------------
                                                                    (DOLLARS IN THOUSANDS)
REVENUES                                   $ 34,367     $  9,788       $ 8,688          $    --       $ 52,843
                                           --------     --------       -------          -------       --------
OPERATING EXPENSES:
   Editorial, production and circulation     15,826        4,999         3,409               --         24,234
   Selling, general and administrative       10,908        5,924         3,705               --         20,537
   Impairment of assets                      10,911       23,555         5,185               --         39,651
   Restructuring and other charges            1,116          145             6               --          1,267
   Depreciation and amortization              1,573          569           200               --          2,342
                                           --------     --------       -------          -------       --------
                                             40,334       35,192        12,505               --         88,031
                                           --------     --------       -------          -------       --------
OPERATING LOSS                               (5,967)     (25,404)       (3,817)              --        (35,188)
                                           --------     --------       -------          -------       --------
OTHER INCOME (EXPENSE):
   Interest expense                          (5,756)      (3,867)          (75)              --         (9,698)
   Interest income                               37           --            17               --             54
   Equity in losses of subsidiaries         (33,059)          --            --           33,059             --
   Other, net                                    (5)          (9)          105               --             91
                                           --------     --------       -------          -------       --------
                                            (38,783)      (3,876)           47           33,059         (9,553)
                                           --------     --------       -------          -------       --------
LOSS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                             (44,750)     (29,280)       (3,770)          33,059        (44,741)
Benefit (provision) for income taxes            354           (9)           --               --            345
                                           --------     --------       -------          -------       --------
NET LOSS                                   $(44,396)    $(29,289)      $(3,770)         $33,059       $(44,396)
                                           ========     ========       =======          =======       ========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                                        GUARANTOR    NON-GUARANTOR                     PENTON
                                            PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           --------   ------------   -------------   ------------   ------------
                                                                    (DOLLARS IN THOUSANDS)
REVENUES                                   $ 38,236     $ 10,240       $ 5,643          $    --       $ 54,119
                                           --------     --------       -------          -------       --------
OPERATING EXPENSES:
   Editorial, production and circulation     16,530        4,806         2,164               --         23,500
   Selling, general and administrative       12,199        7,106         3,062               --         22,367
   Impairment of assets                         363       39,550         3,847               --         43,760
   Restructuring and other charges              659          814           144               --          1,617
   Depreciation and amortization              2,053          815           457               --          3,325
                                           --------     --------       -------          -------       --------
                                             31,804       53,091         9,674               --         94,569
                                           --------     --------       -------          -------       --------
OPERATING INCOME (LOSS)                       6,432      (42,851)       (4,031)              --        (40,450)
                                           --------     --------       -------          -------       --------
OTHER INCOME (EXPENSE):
   Interest expense                          (5,377)      (5,029)          (74)              --        (10,480)
   Interest income                              102           --            --               --            102
   Equity in losses of subsidiaries         (51,692)          --            --           51,692             --
   Other, net                                   (22)           1            59               --             38
                                           --------     --------       -------          -------       --------
                                            (56,989)      (5,028)          (15)          51,692        (10,340)
                                           --------     --------       -------          -------       --------
LOSS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                             (50,557)     (47,879)       (4,046)          51,692        (50,790)
Benefit (provision) for income taxes           (692)          (5)          238               --           (459)
                                           --------     --------       -------          -------       --------
LOSS FROM CONTINUING OPERATIONS             (51,249)     (47,884)       (3,808)          51,692        (51,249)
Income from discontinued operations              99           --            --               --             99
                                           --------     --------       -------          -------       --------
NET LOSS                                   $(51,150)    $(47,884)      $(3,808)         $51,692       $(51,150)
                                           ========     ========       =======          =======       ========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                        GUARANTOR    NON-GUARANTOR                     PENTON
                                            PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           --------   ------------   -------------   ------------   ------------
                                                                   (DOLLARS IN THOUSANDS)
REVENUES                                   $110,530     $ 30,374        $17,342         $    --       $158,246
                                           --------     --------        -------         -------       --------
OPERATING EXPENSES:
   Editorial, production and circulation     47,168       15,118          7,094              --         69,380
   Selling, general and administrative       38,320       20,936          9,885              --         69,141
   Impairment of assets                      10,911       23,555          5,185              --         39,651
   Provision for loan impairment              1,717           --             --              --          1,717
   Restructuring and other charges            4,036        1,577             46              --          5,659
   Depreciation and amortization              5,866        1,885            581              --          8,332
                                           --------     --------        -------         -------       --------
                                            108,018       63,071         22,791              --        193,880
                                           --------     --------        -------         -------       --------
OPERATING INCOME (LOSS)                       2,512      (32,697)        (5,449)             --        (35,634)
                                           --------     --------        -------         -------       --------
OTHER INCOME (EXPENSE):
   Interest expense                         (15,430)     (12,845)          (243)             --        (28,518)
   Interest income                              173           --             47              --            220
   Equity in losses of subsidiaries         (51,618)          --             --          51,618             --
   Other, net                                    (2)          (9)            86              --             75
                                           --------     --------        -------         -------       --------
                                            (66,877)     (12,854)          (110)         51,618        (28,223)
                                           --------     --------        -------         -------       --------
LOSS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                             (64,365)     (45,551)        (5,559)         51,618        (63,857)
Benefit (provision) for income taxes         (1,159)         (27)          (481)             --         (1,667)
                                           --------     --------        -------         -------       --------
NET LOSS                                   $(65,524)    $(45,578)       $(6,040)        $51,618       $(65,524)
                                           ========     ========        =======         =======       ========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                          GUARANTOR    NON-GUARANTOR                     PENTON
                                              PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             --------   ------------   -------------   ------------   ------------
                                                                     (DOLLARS IN THOUSANDS)
REVENUES                                     $112,066     $ 32,974        $13,654         $    --       $158,694
                                             --------     --------        -------         -------       --------
OPERATING EXPENSES:
   Editorial, production and circulation       47,642       15,992          5,686              --         69,320
   Selling, general and administrative         36,821       22,809          8,962              --         68,592
   Impairment of assets                           363       39,550          3,847              --         43,760
   Provision for loan impairment                7,600           --             --              --          7,600
   Restructuring and other charges              1,328        1,421            685              --          3,434
   Depreciation and amortization                6,738        2,764          1,334              --         10,836
                                             --------     --------        -------         -------       --------
                                              100,492       82,536         20,514              --        203,542
                                             --------     --------        -------         -------       --------
OPERATING INCOME (LOSS)                        11,574      (49,562)        (6,860)             --        (44,848)
                                             --------     --------        -------         -------       --------
OTHER INCOME (EXPENSE):
   Interest expense                           (15,515)     (14,482)          (233)             --        (30,230)
   Interest income                                339           --             --              --            339
   Equity in losses of subsidiaries           (70,993)          --             --          70,993             --
   Miscellaneous, net                            (391)        (146)           267              --           (270)
                                             --------     --------        -------         -------       --------
                                              (86,560)     (14,628)            34          70,993        (30,161)
                                             --------     --------        -------         -------       --------
LOSS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                               (74,986)     (64,190)        (6,826)         70,993        (75,009)
Benefit (provision) for income taxes           (6,287)         (15)           194              --         (6,108)
                                             --------     --------        -------         -------       --------
LOSS FROM CONTINUING OPERATIONS               (81,273)     (64,205)        (6,632)         70,993        (81,117)
Income (loss) from discontinued operations        933            9           (165)             --            777
                                             --------     --------        -------         -------       --------
NET LOSS                                     $(80,340)    $(64,196)       $(6,797)        $70,993       $(80,340)
                                             ========     ========        =======         =======       ========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                                    GUARANTOR    NON-GUARANTOR                     PENTON
                                                        PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                       --------   ------------   -------------   ------------   ------------
                                                                               (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES                                $(12,230)      $121          $2,155            $--         $ (9,954)
                                                       --------       ----          ------            ---         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                  (1,606)       (80)           (132)            --           (1,818)
   Notes receivable, net                                     --         --            (140)            --             (140)
                                                       --------       ----          ------            ---         --------
Net cash used for investing activities                   (1,606)       (80)           (272)            --           (1,958)
                                                       --------       ----          ------            ---         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of financing costs                               (10)        --              --             --              (10)
   Increase in restricted cash                             (193)        --              --             --             (193)
   Increase (decrease) in book overdrafts                  (225)        --               1             --             (224)
                                                       --------       ----          ------            ---         --------
Net cash provided by (used for) financing activities       (428)        --               1             --             (427)
                                                       --------       ----          ------            ---         --------
Effect of exchange rate changes on cash                      44         --              --             --               44
                                                       --------       ----          ------            ---         --------
Net increase (decrease) in cash and cash equivalents    (14,220)        41           1,884             --          (12,295)
Cash and cash equivalents at beginning of period         27,125        147           2,354             --           29,626
                                                       --------       ----          ------            ---         --------
Cash and cash equivalents at end of period             $ 12,905       $188          $4,238            $--         $ 17,331
                                                       ========       ====          ======            ===         ========

                               PENTON MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                               PENTON MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                     GUARANTOR    NON-GUARANTOR                     PENTON
                                                         PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        --------   ------------   -------------   ------------   ------------
                                                                                (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES             $38,169       $ 142          $  792            $--         $39,103
                                                        -------       -----          ------            ---          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                  (1,801)       (428)            (94)            --          (2,323)
   Notes receivable, net                                     --          --           1,659             --           1,659
   Earnouts paid                                             --         (7)              --             --              (7)
   Proceeds from sale of Professional
   Trade Shows group                                      3,250          --              --             --           3,250
                                                        -------       -----          ------            ---         -------
      Net cash provided by (used for)
         investing activities                             1,449        (435)          1,565             --           2,579
                                                        -------       -----          ------            ---         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of senior secured credit facility           (4,500)         --              --             --          (4,500)
   Payment of notes payable                                  --          --            (417)            --            (417)
   Employee stock purchase plan payments                   (107)         --              (6)            --            (113)
   Proceeds from repayment of officers loans                250          --              --             --             250
   Decrease in restricted cash                              241          --             253             --             494
   Payment of financing costs                            (1,917)         --              --             --          (1,917)
   Increase (decrease) in book overdrafts                   147          --            (433)            --            (286)
                                                        -------       -----          ------            ---         -------
      Net cash used for financing activities             (5,886)         --            (603)            --          (6,489)
                                                        -------       -----          ------            ---         -------
Effect of exchange rate changes on cash                      70          --              --             --              70
                                                        -------       -----          ------            ---         -------
      Net increase (decrease) in cash and equivalents    33,802        (293)          1,754             --          35,263
Cash and equivalents at beginning of period               5,165         460           1,146             --           6,771
                                                        -------       -----          ------            ---         -------
Cash and equivalents at end of period                   $38,967       $ 167          $2,900            $--         $42,034
                                                        =======       =====          ======            ===         =======

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

RECENT DEVELOPMENTS

RESTATEMENT

The consolidated financial statements have been restated in order to reflect certain adjustments to Penton's financial statements for 2004 as previously reported in Penton's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed on November 15, 2004. The restatement also affects the three and nine month periods ended September 30, 2003. See Note 2 - Restatement for additional details.

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

The following table summarizes our revenues for the three and nine months ended September 30, 2004 and 2003:

                                               RESTATED
                THREE MONTHS ENDED         NINE MONTHS ENDED
                   SEPTEMBER 30,             SEPTEMBER 30,
              ----------------------   ------------------------
               2004    2003   CHANGE    2004     2003    CHANGE
              -----   -----   ------   ------   ------   ------
                            (Dollars in millions)
Revenues...   $52.8   $54.1   (2.4)%   $158.2   $158.7   (0.3)%

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

Nine Month Comparison

Total revenues decreased $0.5 million, or 0.3%, from $158.7 million for the nine months ended September 30, 2003 to $158.2 million for the same period in 2004. The decrease was due primarily to a decrease in publishing revenues of $3.7 million, or 3.3%, from $113.1 million for the nine months ended September 30, 2003 to $109.4 million for the same 2004 period. This decrease was partially offset by increases in online media revenues of $2.5 million, or 24.8%, from $10.3 million for the nine months ended September 30, 2003 to $12.8 million for the same 2004 period and an increase in trade show revenues of $0.7 million, or 2.1%, from $35.3 million for the nine months ended September 30, 2003 to $36.0 million for the same 2004 period.

The $3.7 million, or 3.3%, decrease in publishing revenues was due primarily to decreases in advertising revenues and revenues from subscriptions and list rentals. The two primary reasons for the decease in magazine revenues is the period-on-period decrease in our IT Media publications and the elimination of our Internet World magazine in June of 2003, which generated revenues of approximately $1.0 million in 2003.

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

A summary of revenues by product for the three and nine months ended September 30, 2004 and 2003 (as restated) are as follows:

                            THREE MONTHS ENDED    NINE MONTHS ENDED
                               SEPTEMBER 30,        SEPTEMBER 30,
                            ------------------   -------------------
                               2004      2003      2004       2003
                             -------   -------   --------   --------
                                    (Dollars in thousands)  RESTATED
Publishing                   $37,328   $37,187   $109,383   $113,106
Trade Shows & Conferences     11,377    13,680     36,088     35,348
Online Media                   4,138     3,252     12,775     10,240
                             -------   -------   --------   --------
   Total Revenues            $52,843   $54,119   $158,246   $158,694
                             =======   =======   ========   ========

Revenue trends within each segment are further detailed below in the segment discussion section.

EDITORIAL, PRODUCTION AND CIRCULATION

                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                           -----------------------   ----------------------
                                            2004     2003   CHANGE    2004    2003   CHANGE
                                           ------   -----   ------   -----   -----   ------
                                                         (Dollars in millions)
Editorial, production and circulation...    $24.2   $23.5    3.1%    $69.4   $69.3    0.1%
Percent of revenues.....................     45.9%   43.4%            43.8%   43.6%

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

SELLING, GENERAL AND ADMINISTRATIVE

                                                   RESTATED                 RESTATED
                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                           -----------------------   ----------------------
                                            2004     2003   CHANGE    2004    2003   CHANGE
                                           ------   -----   ------   -----   -----   ------
                                                         (Dollars in millions)
Selling, general and administrative.....   $20.5    $22.4   (8.2)%   $69.2   $68.6    0.8%
Percent of revenues.....................    38.9%    41.3%            43.7%   43.2%

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

RESTRUCTURING AND OTHER CHARGES

                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                           -----------------------   ----------------------
                                            2004     2003   CHANGE    2004    2003   CHANGE
                                           ------   -----   ------   -----   -----   ------
                                                         (Dollars in millions)
Restructuring and other charges.........   $1.5     $1.5      --%    $5.8    $3.3    75.3%
Percent of revenues.....................    2.8%     2.8%             3.7%    2.1%

Commencing in 2001 and continuing through the third quarter of 2004, we implemented a number of cost reduction initiatives to improve our operating cost structure. For a more detailed discussion of activity under our restructuring plans, see Note 15 - Business Restructuring Charges of the notes to consolidated financial statements.

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

SUMMARY OF RESTRUCTURING ACTIVITIES

The following table summarizes all of the Company's restructuring activity through September 30, 2004 (in thousands):

                                                 SEVERANCE
                                                 AND OTHER        FACILITY        OTHER
                                              PERSONNEL COSTS   CLOSING COSTS   EXIT COSTS     TOTAL
                                              ---------------   -------------   ----------   --------
Charges                                           $ 6,774          $ 8,669       $ 4,364     $ 19,807
Adjustments                                           (23)              --          (994)      (1,017)
Cash payments                                      (4,468)            (267)       (2,423)      (7,158)
                                                  -------          -------       -------     --------
   Accrual at December 31, 2001                     2,283            8,402           947       11,632
Charges                                            10,344            3,421         1,648       15,413
Adjustments                                            65            1,246          (363)         948
Cash payments                                      (7,569)          (2,283)       (1,217)     (11,069)
                                                  -------          -------       -------     --------
   Accrual at December 31, 2002                     5,123           10,786         1,015       16,924
Charges                                             2,736            1,505           661        4,902
Adjustments                                           (18)             (17)          (10)         (45)
Cash payments                                      (6,044)          (3,273)         (965)     (10,282)
                                                  -------          -------       -------     --------
   Accrual at December 31, 2003 (restated)          1,797            9,001           701       11,499
Charges                                             4,612               --           127        4,739
Adjustments                                            (6)             673           222          889
Cash payments                                      (4,727)          (2,022)         (843)      (7,592)
                                                  -------          -------       -------     --------
   Accrual at September 30, 2004 (restated)       $ 1,676          $ 7,652       $   207     $  9,535
                                                  =======          =======       =======     ========

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

OTHER INCOME (EXPENSE)

Other income (expense) consists of the following:

                         THREE MONTHS ENDED         NINE MONTHS ENDED
                           SEPTEMBER 30,              SEPTEMBER 30,
                      -----------------------   ------------------------
                       2004    2003    CHANGE    2004     2003    CHANGE
                      -----   ------   ------   ------   ------   ------
                                         (in millions)
Interest expense...   $(9.7)  $(10.5)  (7.5)%   $(28.5)  $(30.2)   (5.7)%
Interest income....   $ 0.1   $  0.1     -- %   $  0.2   $  0.3   (35.1)%
Other, net.........   $ 0.1   $   --    n/m     $  0.1   $ (0.3)    n/m

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

EFFECTIVE TAX RATES

The effective tax rates for the three months ended September 30, 2004 (as restated) and 2003 (as restated) were a benefit of 0.8% and a provision of 0.9%, respectively, while the rates for the nine months ended September 30, 2004 (as restated) and 2003 (as restated) were provisions of 2.6% and 8.1%, respectively. The higher effective tax rate for the three months ended September 30, 2003 compared to September 30, 2004 is primarily related to the reversal of approximately $1.0 million of contingent liabilities for which the statutes of limitations have expired partially offset by a provision for state taxes.

The higher effective tax rate for the nine months ended September 30, 2003 as compared to September 30, 2004 is primarily due to valuation allowance adjustments created by the change in deferred taxes related to indefinite-lived assets and the reversal of approximately $1.0 million of contingent liabilities. The tax provision for 2004 in the consolidated statements of operations relates to taxable temporary differences related to indefinite-lived assets, reversal of contingent liabilities, foreign tax valuations and state taxes. The tax provision for 2003 relates to taxable temporary differences related to indefinite-lived assets and state and foreign taxes.

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

The executive management team evaluates performance of the segments based on revenues and adjusted segment EBITDA. As such, in the analysis that follows, we have used adjusted segment EBITDA, which we define as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, executive separation costs, impairment of assets, restructuring charges, provision for loan impairment, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. See Note 16 - Segment Information, for a reconciliation of total adjusted segment EBITDA to consolidated net loss.

Financial information by segment for the three months ended September 30, 2004 and 2003, is summarized as follows (in thousands):

                                         ADJUSTED       ADJUSTED SEGMENT
                     REVENUES         SEGMENT EBITDA      EBITDA MARGIN
                -----------------   -----------------   ----------------
                  2004      2003      2004      2003      2004    2003
                -------   -------   -------   -------    ------   ----
Industry        $20,772   $19,374   $ 6,378   $ 5,224     30.7%   27.0%
Technology       14,101    14,272     2,425     1,887     17.2%   13.2%
Lifestyle         3,914    10,340      (424)    4,507    (10.8)%  43.6%
Retail            5,751     5,057     1,920     1,524     33.4%   30.1%
International     8,305     5,076     1,802       628     21.7%   12.4%
                -------   -------   -------   -------
Total           $52,843   $54,119   $12,101   $13,770
                =======   =======   =======   =======

Financial information by segment for the nine months ended September 30, 2004 and 2003 (as restated), is summarized as follows (in thousands):

                                           ADJUSTED        ADJUSTED SEGMENT
                      REVENUES          SEGMENT EBITDA       EBITDA MARGIN
                -------------------   ------------------   ----------------
                           RESTATED             RESTATED           RESTATED
                  2004       2003       2004      2003      2004     2003
                --------   --------   -------   --------    ----   --------
Industry        $ 57,205   $ 57,059   $16,350   $15,792     28.6%    27.7%
Technology        44,563     46,184     7,545     6,368     16.9%    13.8%
Lifestyle         25,022     28,751     9,669    12,526     38.6%    43.6%
Retail            16,412     15,510     4,526     4,522     27.6%    29.2%
International     15,044     11,190       726      (441)     4.8%    (3.9)%
                --------   --------   -------   -------
Total           $158,246   $158,694   $38,816   $38,767
                ========   ========   =======   =======

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

Nine Months

Our Technology segment represented 28.2% and 29.1% of total Company revenues for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, respectively, 65.8% and 72.0% of this segment's revenues were generated from publishing operations, 13.9% and 11.7% from trade shows and conferences, and 20.3% and 16.3% from online media products.

Revenues for this segment decreased $1.6 million, or 3.5%, from $46.2 million for the nine months ended September 30, 2003 to $44.6 million for the same period in 2004. The decrease was due primarily to lower publishing revenues of $3.9 million, offset by higher online media revenues of $1.5 million and higher trade show revenues of $0.8 million. The decrease in the segment's publishing revenues was due partially to the elimination of over $1.0 million in revenues related to our Internet World magazine, which was shut down in 2003, and declines in our IT Media publications. The increase in online media revenues was due to year-over-year improvements in most of our web sites, increased revenues from sponsorships of our electronic newsletters, and increased revenues from sponsorships of web seminars. The increase in trade show revenues was primarily due to an increase of nearly 87% in Windows road show revenues in 2004 compared with 2003. Trade show revenues in 2003 included revenues of $0.4 million from our IW Spring show and $0.2 million from our Military Electronics event, neither of which were held in 2004.

Adjusted segment EBITDA for our Technology portfolio increased $1.2 million, or 18.5%, from $6.4 million for the nine months ended September 30, 2003 to $7.5 million for the same period in 2004. The increase was attributable to online media of $1.4 million and trade shows and conferences of $0.8 million. These improvements were partially offset by a decline of $1.4 million in the segment's publications. The increase in adjusted segment EBITDA margins was due to cost reduction efforts undertaken.

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

ANALYSIS OF CASH FLOWS

Penton's total cash and cash equivalents was $17.3 million at September 30, 2004, compared with $29.6 million at December 31, 2003. Cash used for operating activities was $10.0 million for the nine months ended September 30, 2004, compared with cash provided by operating activities of $39.1 million for the same period in 2003. Operating cash flows for the nine months ended September 30, 2004, reflected a net loss of $65.5 million (as restated) and a net decrease in working capital items of approximately $0.9 million, offset by non-cash charges (primarily impairment of assets, depreciation and amortization and restructuring charges) of approximately $54.7 million. Operating cash flows for the nine months ended September 30, 2003, reflected a net loss of $75.8 million, offset by a net increase in working capital items of approximately $43.2 million and non-cash charges (primarily impairment of assets, depreciation and amortization and provision for loan impairment) of approximately $71.8 million.

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

Management had previously concluded the Company's disclosure controls and procedures were effective as of September 30, 2004. However, in connection with the preparation of this Amendment, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2004 because of the material weakness described below.

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

On March 24, 2005 following a comprehensive review of the Company's deferred tax assets and deferred tax liabilities management concluded that the Company's previously issued consolidated financial statements should be restated to correct the computation of our valuation allowance for deferred tax assets, which resulted in an increase to income tax expense. Management determined that certain deferred tax liabilities had been incorrectly offset against its deferred tax assets. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," taxable temporary differences related to indefinite-lived intangible assets or tax-deductible goodwill (for which reversal cannot be anticipated) should not be offset against deductible temporary differences for other indefinite-lived intangible assets or tax-deductible goodwill when scheduling reversals of temporary differences. Management determined that this control deficiency constitutes a material weakness in the Company's disclosure controls and procedures and internal control over financial reporting.

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

As of September 30, 2004, no steps had been taken by management to remediate this material weakness; however, as of the date of this Amendment, the Company had implemented steps to remediate this material weakness by adding additional levels of tax review and requiring all personnel who have responsibilities for the Company's income taxes to attend an annual SFAS 109 review course.

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

Date: October 13, 2005

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