Form 10-Q
period 2005-09-30
PENTON MEDIA INC
filed 2005-11-15
CIK 1062441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 10, 2005).
Common Stock: 34,487,872 shares

PENTON MEDIA, INC.
Form 10-Q

Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PENTON MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, Dollars in thousands)

	September 30,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$10,254	$7,661
Restricted cash	361	125
Accounts receivable, less allowance for doubtful accounts of $2,882 and $2,826 in 2005 and 2004, respectively	27,406	30,571
Inventories	1,210	856
Deferred tax assets	276	276
Prepayments, deposits and other	5,102	3,672

Total current assets	44,609	43,161

Property and equipment, less accumulated depreciation of $33,949 and $30,989 in 2005 and 2004, respectively	11,452	14,793

Other assets:
Goodwill	173,472	176,162
Other intangible assets, net	6,391	6,846
Other non-current assets	5,496	6,412

	$241,420	$247,374

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable	$4,542	$6,808
Accrued compensation and benefits	4,667	5,880
Other accrued expenses	23,276	13,937
Unearned income, principally trade show and conference deposits	18,042	23,274

Total current liabilities	50,527	49,899

Long-term liabilities and deferred credits:
Senior secured notes, net of discount	157,156	157,047
Senior subordinated notes, net of discount	166,842	172,017
Net deferred pension credits	10,253	10,568
Deferred tax liability	21,845	19,903
Other non-current liabilities	6,266	7,010

	362,362	366,545

Commitments and contingencies (Note 11)

Mandatorily redeemable convertible preferred stock, par value $0.01 per share; 50,000 shares authorized, issued and outstanding; redeemable at $1,000 per share	72,837	67,162

Series M preferred stock, par value $0.01 per share; 150,000 shares authorized, 69,000 and 68,625 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	15	4

Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 1,800,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.01 per share; 155,000,000 shares authorized; 34,487,872 and 33,832,004 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	343	337
Capital in excess of par value	209,462	215,027
Retained deficit	(453,799)	(450,067)
Notes receivable from officers, less reserve of $5,848 at September 30, 2005 and December 31, 2004, respectively	—	—
Accumulated other comprehensive loss	(327)	(1,533)

	(244,321)	(236,236)

	$241,420	$247,374

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$50,986	$44,663	$148,131	$143,560

Operating expenses:
Editorial, production and circulation	21,322	20,944	61,992	63,091
Selling, general and administrative (including $2.7 million of executive separation costs for the nine months ended September 30, 2004)	17,434	17,324	51,597	61,113
Impairment of assets	—	34,466	—	34,466
Provision for loan impairment	—	—	—	1,717
Restructuring and other charges (credits)	(22)	1,261	230	5,623
Depreciation and amortization	1,993	2,168	6,570	7,843

	40,727	76,163	120,389	173,853

Operating income (loss)	10,259	(31,500)	27,742	(30,293)

Other income (expense):
Interest expense	(9,354)	(9,693)	(28,100)	(28,513)
Interest income	41	38	103	174
Gain on extinguishment of debt	—	—	1,589	—
Other, net	(69)	(15)	(93)	(11)

	(9,382)	(9,670)	(26,501)	(28,350)

Income (loss) from continuing operations before income taxes	877	(41,170)	1,241	(58,643)

Provision (benefit) for income taxes	618	(369)	2,014	1,162

Income (loss) from continuing operations	259	(40,801)	(773)	(59,805)

Discontinued operations:
Loss from discontinued operations, net of taxes	—	(3,595)	(2,959)	(5,719)

Net income (loss)	259	(44,396)	(3,732)	(65,524)

Amortization of deemed dividend and accretion of preferred stock	(1,961)	(1,772)	(5,675)	(10,373)

Net loss applicable to common stockholders	$(1,702)	$(46,168)	$(9,407)	$(75,897)

Net loss per common share — basic and diluted:
Loss from continuing operations applicable to common stockholders	$(0.05)	$(1.25)	$(0.19)	$(2.08)
Discontinued operations, net of taxes	—	(0.11)	(0.08)	(0.17)

Net loss applicable to common stockholders	$(0.05)	$(1.36)	$(0.27)	$(2.25)

Weighted-average number of shares outstanding:
Basic and diluted	34,489	33,875	34,489	33,665

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Net cash provided by (used for) operating activities	$5,090	$(9,954)

Cash flows from investing activities:
Capital expenditures	(780)	(1,818)
Cash paid for acquisitions	(1,748)	—
Increase in notes receivable	—	(140)
Increase in restricted cash	(236)	(193)
Net proceeds from sale of properties	4,073	—

Net cash provided by (used for) investing activities	1,309	(2,151)

Cash flows from financing activities:
Repurchase of 10-3/8% senior subordinated notes	(3,795)	—
Payment of financing costs	—	(10)
Decrease in cash overdraft balance	(77)	(224)

Net cash used for financing activities	(3,872)	(234)

Effect of exchange rate changes on cash	66	44

Net increase (decrease) in cash and cash equivalents	2,593	(12,295)
Cash and cash equivalents at beginning of year	7,661	29,626

Cash and cash equivalents at end of period	$10,254	$17,331

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — ACCOUNTING POLICIES
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
The Company realigned its business segments during the third quarter of 2004. Accordingly, the historical results of operations of the Company’s segments have been recast to reflect the current segment reporting (See Note 13 — Segments, for additional information). In addition, unless otherwise noted herein, disclosures in this Quarterly Report on Form 10-Q relate only to our continuing operations. Our discontinued operations consist of Penton Media Germany (“PM Germany”) which was sold in December 2004 and Penton Media Europe (“PM Europe”) which was sold in April 2005 (See Note 2 — Acquisitions and Disposals, for additional information).
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
These financial statements reflect adjustments to the Company’s previously reported financial information on Form 10-Q for the three and nine months ended September 30, 2004. The Company has restated and filed an amendment to its quarterly report on Form 10-Q for the periods March 31, 2004, June 30, 2004 and September 30, 2004 prior to the filing of its March 31, 2005, June 30, 2005 and September 30, 2005 Form 10-Qs.
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
Reclassifications
Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation. These reclassifications did not change previously reported net income (loss) or stockholders’ deficit.
Restricted Cash
Restricted cash represents deposits related to medical self insurance requirements and funds that are required to be held in escrow related to the sale of PM Europe. At September 30, 2005, cash balances totaling $0.4 million were subject to such restrictions, compared to $0.1 million at December 31, 2004.

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
Had compensation cost for Penton’s stock-based compensation plans been determined based on the fair value methodologies consistent with SFAS 123, Penton’s net loss applicable to common stockholders and earnings per share for the three and nine months ended September 30, 2005 and 2004 would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders as reported	$(1,702)	$(46,168)	$(9,407)	$(75,897)
Add: Stock-based employee compensation expense included in net loss applicable to common stockholders, net of related tax effects	—	24	—	726
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(7)	(123)	(25)	(3,171)

Pro forma net loss applicable to common stockholders	$(1,709)	$(46,267)	$(9,432)	$(78,342)

Basic and diluted earnings per share:
As reported	$(0.05)	$(1.36)	$(0.27)	$(2.25)
Pro forma	$(0.05)	$(1.37)	$(0.27)	$(2.33)
New Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 151, “Inventory Costs (as amended)” (“SFAS 151”) in November 2004. The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (“IASB”) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. The provisions of SFAS 151 are effective for inventory costs incurred for annual periods beginning after June 15, 2005. The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”), which amended APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard will not have an impact on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS 123 and supersedes APB 25. SFAS 123(R) requires recognition of an expense when a company exchanges its equity instruments for goods or services based on the fair value of the share-based compensation at the grant date. The related expense is recognized over the period in which the share-based compensation vests. SFAS 123(R) permits either a prospective or one of two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS 123. The Company is required to adopt the provisions of SFAS 123(R) effective January 1, 2006, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company has not

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
yet finalized its decision concerning the transition method it will utilize to adopt SFAS 123(R) and its impact on the financial statements.
In March 2005, the FASB Staff issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” as well as other issues related to asset retirement obligations. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this interpretation is not expected to have any impact on the Company’s consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB No. 20 and FASB Statement No. 3. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method of reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.
NOTE 2 — ACQUISITIONS AND DISPOSALS
Penton’s management regularly reviews its portfolio to determine what markets and properties provide the Company with the greatest opportunity for market leadership and long-term growth. To that end, the Company completed the following acquisitions and disposals over the last twelve months:
Acquisitions
On August 8, 2005, the Company acquired 100% of the capital stock of DVGM & Associates, a California corporation doing business under the name MSD2D (Microsoft Developer-to-Developer), for approximately $1.4 million in cash. MSD2D’s portfolio targets IT system administrators and developers working with Microsoft Exchange, SharePoint, .NET, and Security. Their products include Web sites, directories, email newsletters, trade show programs, webcasts and databases, all of which complement the Company’s other Microsoft product sets. The Company has included MSD2D in its consolidated results of operations since the date of acquisition. The balance sheet at September 30, 2005 reflects a preliminary estimate of the fair value of the assets acquired. Approximately $0.6 million and $0.6 million of the total purchase price of $1.4 million was allocated to intangible assets and goodwill, respectively, with the remainder allocated to tangible assets. The purchase price allocation is preliminary as the Company is having an independent valuation consultant analyze the fair value of all of the assets. The Company expects to finalize the allocation of the purchase price during the fourth quarter of 2005. MSD2D will be part of the Company’s Technology segment. There would not have been a material impact to the financial statements had this acquisition occurred at the beginning of any year presented; therefore, no proforma information is presented herein.
On June 21, 2005, the Company acquired the assets of Kosher World Conference & Expo (“Kosher World”) from Shows International for nearly $0.4 million in cash plus contingent considerations of up to $0.7 million based on the achievement of specified revenue targets for the 2006 event. Kosher World, which was launched two years ago, is a retail-based event serving the kosher market, with emphasis on bringing kosher food products marketers together with buyers from the mass-market grocery channel. Kosher World will be co-located with the Company’s Natural Products Expo West event, held in Anaheim, California, beginning in March 2006. All of Kosher World’s purchase price was allocated to intangible assets as the acquisition was not considered the purchase of a business under Emerging Issues Task Force (“EITF”) No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” Kosher World will be part of the Company’s Lifestyle segment.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disposals
As part of management’s review process, it was determined that our International segment did not fit our strategic growth objectives as we focus new product innovation on e-media and on leveraging our strong print brands in the United States and Asia.
In April 2005, the Company completed the sale of 90% of its PM Europe operation, for approximately $4.4 million in cash, with no gain or loss recognized on disposal. PM Europe was part of our International segment. The results of PM Europe are reported as discontinued operations for all periods presented. The Company’s remaining 10% interest is being accounted for using the cost method, as the Company does not exercise significant influence. This 10% investment has been reported within other non-current assets on the accompanying consolidated balance sheets.
In December 2004, the Company completed the sale of 70% of its interest in PM Germany, a consolidated subsidiary, to Neue Medien Ulm Holdings GmbH (“Neue Medien”) for $0.8 million in cash. PM Germany was also part of our International segment. At December 31, 2004, the sale of PM Germany did not qualify for discontinued operations treatment because PM Germany and PM Europe were considered one component for SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) purposes and PM Europe did not meet the held for sale criteria at such date. However, since PM Europe was sold in April 2005, the results of PM Germany are reported as part of discontinued operations for all periods presented. At September 30, 2005, the Company retains a 15% interest in PM Germany, which includes a call/put option. The Company accounts for its investment using the cost method, as the Company does not exercise significant influence. This 15% investment has been reported within other non-current assets on the accompanying consolidated balance sheets.
Revenues and net loss from discontinued operations, net of taxes, for all periods present, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$—	$8,179	$654	$14,686

Discontinued operations:
Loss from operations of discontinued component	$—	$(3,571)	$(2,959)	$(5,215)
Gain (loss) on disposal	—	—	—	—
Income tax provision	—	(24)	—	(504)

Loss on discontinued operations, net of taxes	$—	$(3,595)	$(2,959)	$(5,719)

NOTE 3 — GOODWILL AND OTHER INTANGIBLES
As required under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company assesses goodwill for impairment at least annually since its initial adoption of SFAS 142 on January 1, 2002. The Company established September 30 as the annual impairment test date and accordingly evaluated goodwill as of September 30, 2005, resulting in no impairment charges. The annual impairment test performed at September 30, 2004 resulted in an impairment charge of $37.8 million ($5.2 million of which was reclassified to discontinued operations in 2005). The 2005 and 2004 annual SFAS 142 impairment tests were performed by the Company with the assistance of a third party valuation firm. The evaluations utilized both an income and market valuation approach and contain reasonable and supportable assumptions and projections and reflect management’s best estimate of projected future cash flows. If the assumptions and estimates underlying these goodwill impairment evaluations are not achieved, additional impairment charges may be required.
In addition, as a result of PM Europe being classified as held for sale at March 31, 2005, the Company performed a SFAS 142 analysis for this reporting unit, which resulted in an impairment charge of approximately $1.4 million during the first quarter of 2005. The impairment charge is included in discontinued operations on the consolidated statements of operations.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Changes in the carrying amount of goodwill for the nine months ended September 30, 2005 by operating segment are as follows (in thousands):

	Balance at				Balance at
	December 31,	Impairment			September 30,
	2004	charge	Activity		2005
Industry	$23,519	$—	$—		$23,519
Technology	38,501	—	601	(2)	39,102
Retail	25,865	—	—		25,865
Lifestyle	84,986	—	—		84,986
International	3,291	(1,407)	(1,884	)(1)	—

Total	$176,162	$(1,407)	$(1,283)		$173,472

(1)	Represents goodwill related to PM Europe, which was sold in April 2005.

(2)	Represents goodwill related to MSD2D, which was acquired in August 2005.
As a result of the impairment of goodwill for three of our seven reporting units at September 30, 2004, the Company also completed an assessment of its other intangibles in accordance with SFAS 144, and recorded a non-cash charge of $1.9 million. Impaired long-lived assets in 2004 related to exhibitor lists and advertising relationships in our Information Technology unit due to lower-than-expected revenues and lower retention rates.
The Company also performed a SFAS 144 impairment analysis of long-lived assets other than goodwill at March 31, 2005 for PM Europe, which resulted in an impairment charge of approximately $0.4 million. This impairment charge is included in discontinued operations on the consolidated statements of operations.
At September 30, 2005, other intangibles recorded in the consolidated balance sheets are comprised of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
Trade names	$4,958	$(4,145)	$813
Mailing/exhibitor lists	10,129	(5,961)	4,168
Advertiser relationships	5,624	(4,619)	1,005
Subscriber relationships	1,929	(1,605)	324
Noncompete agreements	85	(4)	81

Balance at September 30, 2005	$22,725	$(16,334)	$6,391

Other intangibles are being amortized over 3 to 15 years. Total amortization expense for the nine months ended September 30, 2005 and 2004 was $1.4 million and $1.8 million, respectively. Amortization expense estimated for these intangibles for 2005 through 2009 are as follows (in thousands):

Year Ended
December 31,	Amount
2005	$1,816
2006	$1,756
2007	$1,124
2008	$568
2009	$466

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4 — DEBT
Loan and Security Agreement
At September 30, 2005, the Company has $36.8 million available under its Loan and Security Agreement. Pursuant to the terms of the Loan and Security Agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.0x the Company’s last twelve months adjusted EBITDA; (iii) 40% of the Company’s last six months of revenues; or (iv) 25% of the Company’s enterprise value, as determined annually by a third party. The Loan and Security Agreement facility bears interest at LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months adjusted EBITDA to 2.0x. At September 30, 2005 the Company has three stand-by letters of credit of $0.1 million, $0.1 million and $0.9 million, respectively, related to certain facility leases. The amounts of these letters of credit reduce the availability under the Loan and Security Agreement. No amounts have been drawn under the stand-by letters of credit. Costs representing bank fees and other professional fees of $1.9 million are being amortized over the life of the agreement. At September 30, 2005, there were no amounts outstanding under the Loan and Security Agreement (See Note 16 — Subsequent Events.) The Loan and Security Agreement expires in August 2007.
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
Under the Loan and Security Agreement, the lenders reserve the right to deem loans in default, and in those limited circumstances, could accelerate payment of any outstanding loan balances should the Company undergo a material adverse event. Even though the criteria defining a material adverse event are subjective, the Company does not believe that the exercise of the lenders’ right is probable nor does it foresee any material adverse events in the remaining months of 2005. In addition, the Company believes that the 11-7/8% senior secured notes and 10-3/8% senior subordinated notes are long-term in nature. Accordingly, the Company continues to classify its notes as long term.
Senior Secured Notes
At September 30, 2005, the Company has $157.5 million of 11-7/8% senior secured notes (the “Secured Notes”) that are due in October 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes were offered at a discount of $0.8 million, which is being amortized using the interest method over the term of the Secured Notes.
Penton may redeem the Secured Notes, in whole or in part, during the periods from October 1, 2005 through September 30, 2006 and on or after October 1, 2006 at redemption prices of 105.9% and 100.0% of the principal amount, respectively, together with accrued and unpaid interest.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Senior Subordinated Notes
At September 30, 2005, the Company has $169.5 million of 10-3/8% senior subordinated notes (the “Subordinated Notes”) that are due in June 2011 (See Note 16 — Subsequent Events). Interest is payable on the Subordinated Notes semiannually on June 15 and December 15. The Subordinated Notes were offered at a discount of $4.2 million, which is being amortized using the interest method over the term of the Subordinated Notes.
In February 2005, the Company repurchased $5.5 million par value of the Subordinated Notes for a total of $3.9 million, including $0.1 million of accrued interest, using excess cash on hand. The notes were purchased in the open market and were trading at 69% of their par value at the time of purchase. The repurchase resulted in a gain of approximately $1.6 million, which is classified as gain on extinguishment of debt in the consolidated statements of operations. The repurchase will reduce the Company’s annual interest charges by approximately $0.6 million.
Interest Payments
Interest payments of $18.3 million and $18.4 million were made during the nine months ended September 30, 2005 and 2004, respectively. Interest of $14.5 and $5.4 million was accrued for at September 30, 2005 and December 31, 2004, respectively, and is included in other accrued expenses on the consolidated balance sheets.
NOTE 5 — PREFERRED STOCK
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
At September 30, 2005, an event of non-compliance continued to exist under our Series C Preferred because the Company’s leverage ratio of 8.5 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeded 7.5. Upon the occurrence of this event of non-compliance, the 5% per annum dividend rate on the Series C Preferred stock was increased to the current maximum rate of 10% per annum. The dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5.
The conversion price of the Series C Preferred stock at September 30, 2005 was $7.61.
The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company’s outstanding notes or the Loan and Security Agreement. As such, there is no acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences have not resulted in any cash outflow from the Company.
Under the conversion terms of the Series C Preferred, each holder has a right to convert dividends into shares of common stock. At September 30, 2005, no dividends have been declared. However, in light of each holder’s conversion right and considering the increase in the dividend rate, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). For the nine months ended September 30, 2005, $5.7 million has been reported as an increase in the carrying value of the Series C Preferred stock and a charge to capital in excess of par value in light of the stockholders’ deficit.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In September 2004, the Board of Directors of the Company created a Series M Preferred stock (“Series M Preferred”) to give management an equity stake in the performance of the Company. The Series M Preferred is limited to 150,000 shares, of which 69,000 shares have been issued at September 30, 2005. The Series M Preferred is treated under fixed plan accounting and is classified in the mezzanine section of the consolidated balance sheets because redemption is outside the control of the Company.
Among other rights and provisions, the Series M Preferred provides that the holder of each share will receive a cash distribution upon any liquidation, dissolution, winding up or change of control of the Company. The amount of such distribution is first a percentage of what the holders of Series C Preferred would receive, and second a percentage of what the holders of the Company’s common stock would receive, in each case, upon such liquidation, dissolution, winding up or change of control.
If the Company had been sold on September 30, 2005, the bondholders would have been entitled to receive $330.3 million and the preferred stockholders would have been entitled to receive $162.4 million before the common stockholders would have received any amounts for their common shares. In addition, the Series M Preferred holders would receive 8% of all amounts the common stockholder would receive. The amount the preferred stockholders would be entitled to receive could increase significantly in the future under certain circumstances. Common stockholders are urged to read the terms of the preferred stock in their entirety.
NOTE 6 — COMMON STOCK AND COMMON STOCK AWARD PROGRAMS
Executive Loan Program
At September 30, 2005 and December 31, 2004, the outstanding loan balance due under the Executive Loan Program was approximately $5.8 million. The loan balance is fully reserved for at both periods and is classified in the stockholders’ deficit section of the consolidated balance sheets as notes receivable from officers.
Management Stock Purchase Plan
During the first nine months of 2005, 69,775 shares of the Company’s common stock were issued under this plan leaving a balance of 847 restricted stock units (“RSUs”) outstanding at September 30, 2005.
Equity and Performance Incentive Plan
Stock Options
In the first nine months of 2005, 150,050 stock options were cancelled, leaving 1,265,375 options outstanding at September 30, 2005.
Deferred Shares
In the first quarter of 2005, 614,706 shares of the Company’s common stock were issued under this plan leaving no outstanding deferred shares at September 30, 2005.
Performance Units
At September 30, 2005, 113,500 performance units remain outstanding related to two executives. Subject to the attainment of certain performance goals from January 1, 2003 through December 31, 2005, each grantee can earn a cash award of up to $2.00 for each performance unit. As of September 30, 2005, the Company expects to pay approximately $0.80 for each performance unit.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Treasury Stock
In the first nine months of 2005, 28,613 shares were returned to the Company by a certain executive to cover taxes on deferred shares issued. Treasury stock is purchased for constructive retirement and is carried at cost and recorded as a net decrease in capital in excess of par value.
NOTE 7 — EMPLOYEE BENEFIT PLANS
Effective January 1, 2004, the Company’s defined benefit plan was amended to freeze benefit accruals. The Company is not required to make any contributions to its defined benefit plan in 2005.
The following table summarizes the components of our defined benefit pension expense (income) for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest cost	$691	$643	$1,922	$1,929
Expected return on plan assets	(745)	(782)	(2,237)	(2,344)

Net periodic benefit cost (benefit)	$(54)	$(139)	$(315)	$(415)

Concurrent with the freeze noted above, the Company began making contributions to a new retirement account in the 401(k) Plan, which has been renamed the Penton Media, Inc. Retirement and Savings Plan (“RSP”). The RSP now includes the new retirement account and the “old” 401(k) savings account. Beginning in 2004, the Company began making monthly contributions to each employee’s retirement account equal to between 3% and 6% of the employee’s annual salary, based on age and years of service. Effective January 1, 2005, the Company changed the contribution to 3% and began making contributions quarterly instead of monthly. The Company’s contributions become fully vested once the employee has completed five years of service. The Company expects to make contributions of $1.6 million to the RSP in 2005. During the first nine months of 2005, contributions of $1.1 million have been made.
Effective January 1, 2004, Penton’s supplemental executive retirement plan (“SERP”) was amended to freeze benefits. The following table summarizes the components of our SERP pension expense for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest cost	$7	$8	$20	$34
Expected return on plan assets	—	—	—	—

Net periodic benefit cost (benefit)	$7	$8	$20	$34

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8 — EARNINGS PER SHARE
Earnings per share have been computed pursuant to the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Computations of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders	$(1,702)	$(46,168)	$(9,407)	$(75,897)

Number of shares:
Weighted average shares outstanding — basic and diluted	34,489	33,875	34,489	33,665

Per share amount:
Loss applicable to common stockholders — basic and diluted	$(0.05)	$(1.36)	$(0.27)	$(2.25)

Our preferred stock and RSUs are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the preferred stock and the RSUs as if the preferred stock and the RSUs had been converted into common stock. EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement 128, Earnings Per Share” (“EITF 03-6”) requires that participating securities included in the scope of EITF 03-6 be included in the computation of basic earnings per share if the effect of inclusion is dilutive. At September 30, 2005 and 2004, redeemable preferred stock was excluded from the calculation of basic earnings per share, as the results were anti-dilutive. At September 30, 2004, non-vested RSUs were excluded from the calculation of basic earnings per share, as the results were anti-dilutive. At September 30, 2005, there are no non-vested RSUs.
For the three and nine months ended September 30, 2005, 1,265,375 stock options, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive.
Due to the loss from continuing operations for the three and nine months ended September 30, 2004, 1,507,625 stock options, 115,000 performance shares, 564,706 non-vested deferred shares, 73,695 non-vested RSUs, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive.
NOTE 9 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net income (loss) plus the change in cumulative translation adjustment, which is not reflected in the consolidated statements of operations. Comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$259	$(44,396)	$(3,732)	$(65,524)
Cumulative translation adjustment related to sale of business	—	—	1,244	—
Change in accumulated translation adjustment	(2)	11	(37)	52

Total comprehensive income (loss)	$257	$(44,385)	$(2,525)	$(65,472)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10 — INCOME TAXES
The effective tax rates for the three months ended September 30, 2005 and 2004 were a provision of 70.5% and a benefit of 0.9%, respectively. The higher effective tax rate for the three months ended September 30, 2005 compared to September 30, 2004 is primarily due to the impact of deferred tax liabilities on indefinite lived intangibles being in the tax provision as a fixed amount while the income (loss) from continuing operations changed between periods. The effective tax rates for the nine months ended September 30, 2005 and 2004 were a provision of 162.3% and 2.0%, respectively. The higher effective tax rate for the nine months ended September 30, 2005 as compared to September 30, 2004 is primarily due to the impact of deferred tax liabilities on indefinite lived intangibles being in the tax provision as a fixed amount while the income (loss) from continuing operations changed between periods. For the three months ended September 30, 2005 and 2004, the Company recorded tax expense of $0.6 million and a benefit of $0.4 million on income from continuing operations before income taxes of $0.9 million and a loss of $41.2 million, respectively. For the nine months ended September 30, 2005 and 2004, the Company recorded tax expense of $2.0 million and $1.2 million on income from continuing operations before income taxes of $1.2 million and a loss from continuing operations before income taxes of $58.6 million, respectively.
The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). At September 30, 2005 and December 31, 2004, the valuation allowance for net deferred tax assets and net operating loss carryforwards, excluding the deferred tax liability related to indefinite-lived intangibles, totaled $101.9 million and $106.0 million, respectively.
On June 30, 2005, the State of Ohio enacted new tax legislation that creates a new Commercial Activity Tax (“CAT”), which computes taxes based on qualifying “taxable gross receipts” and will not consider any expenses or costs incurred to generate such receipts except for items such as cash discounts, returns and allowances and bad debts. The CAT is effective July 1, 2005 and replaces the Ohio income-based franchise tax and personal property tax. The CAT is phased in while the current franchise tax is phased out over a five-year period, beginning with the year ended December 31, 2005. Personal property tax is phased out over a four-year period, beginning with the year ended December 31, 2005. During the phase-out period the Ohio income tax will be computed consistently with the current tax law except that the tax liability as computed will be multiplied by approximately 4/5 for the year ended December 31, 2005, 3/5 for the year ended December 31, 2006, 2/5 for the year ended December 31, 2007, and 1/5 for the year ended December 31, 2008, therefore eliminating the current tax over a five-year period.
As a result of the new tax structure, all net deferred taxes that are not expected to reverse during the five-year phase-in period have been written off at June 30, 2005. Due to the Company’s valuation allowance for net deferred tax assets and net operating loss carryforwards, the law should not have a material impact on our income taxes. The Ohio net operating loss carryforward of $5.5 million and its related valuation allowance were adjusted to reflect the expiration of these net operating loss carryforwards due to the change in the law.
The American Job Creation Act of 2004 was signed into law in October 2004. The law should not have a material impact on our income taxes, due to the Company’s U.S. tax loss position.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
On November 3, 2003, a lawsuit was brought against the Company for an unspecified amount by Alison & Associates, Inc. under the Telephone Consumer Protection Act (“TCPA”), which prohibits the transmission of unsolicited fax advertisements. The lawsuit is a putative class action that seeks to represent a class of plaintiffs comprised of all individuals and entities who, during the period from November 3, 1999 through the present, received one or more facsimiles sent by or on behalf of the Company advertising the commercial availability of its products or services and who did not give their prior expressed permission or invitation to receive such faxes. The statutory penalty for a single violation of the TCPA is $500, although the penalty can increase to $1,500 per violation if the Company is found to have willfully or knowingly violated these laws. In June 2005, the two parties settled the case for $0.05 million in cash, which was paid entirely with insurance proceeds. The Richmond County, Georgia, Superior Court dismissed the case on June 30, 2005.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In the normal course of business, Penton is subject to a number of lawsuits and claims, both actual and potential in nature. While management believes that resolution of existing claims and lawsuits will not have a material adverse effect on Penton’s financial statements, management is unable to estimate the magnitude or financial impact of claims and lawsuits that may be filed in the future.
Tax Matters
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which additional taxes will be due. If we ultimately determine that payment of these amounts are unnecessary, we reverse the liability and recognize a tax benefit during the period in which the determination is made. We also recognize tax benefits to the extent that it is probable that our positions will be sustained when challenged by the taxing authorities. As of September 30, 2005, we have not recognized tax benefits of approximately $2.3 million relating to various state tax positions. Should the ultimate outcome be unfavorable, we would be required to make a cash payment for all tax reductions claimed as of that date.
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
NOTE 12 — BUSINESS RESTRUCTURING CHARGES
To maintain competitiveness and in reaction to the downturn in the business-to-business media industry, Penton has implemented restructuring actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.
The cost reduction initiatives have included workforce reductions, the consolidation and closure of over 30 facilities, and the cancellation of various contracts.
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
Activity and liability balances related to the 2001 restructuring plan are as follows (in thousands):

	Severance
	and Other	Facility	Other
	Personnel Costs	Closing Costs	Exit Costs	Total
Charged to costs and expenses	$6,774	$8,669	$4,364	$19,807
Adjustments	(23)	—	(994)	(1,017)
Cash payments	(4,468)	(267)	(2,423)	(7,158)

Restructuring balance, December 31, 2001	2,283	8,402	947	11,632
Adjustments	(135)	(459)	(422)	(1,016)
Cash payments	(2,129)	(1,590)	(250)	(3,969)

Restructuring balance, December 31, 2002	19	6,353	275	6,647
Adjustments	(8)	598	82	672
Cash payments	(11)	(1,304)	(357)	(1,672)

Restructuring balance, December 31, 2003	—	5,647	—	5,647
Adjustments	—	288	—	288
Cash payments	—	(1,394)	—	(1,394)

Restructuring balance, December 31, 2004	—	4,541	—	4,541
Adjustments	—	12	—	12
Cash payments	—	(1,222)	—	(1,222)

Restructuring balance, September 30, 2005	$—	$3,331	$—	$3,331

The Company expects to pay its obligations for non-cancelable facility leases over their respective lease terms, which expire at various dates through 2013.
2002 Restructuring Plan
In 2002, the Company announced a number of expense reduction and restructuring initiatives intended to further improve its operating cost structure. The actions included costs of $5.1 million related to the closure of nine additional offices worldwide. These amounts were offset in part by approximately $1.7 million related to our New York, New York and Burlingame, California offices that were subleased in 2002. In addition, the Company reduced the workforce by 316 employees and recorded a liability for other contractual obligations related primarily to the cancellation of trade show venues, hotel contracts and service agreements. Facility closing cost adjustments of $1.7 million in 2002 relate primarily to rent escalation provisions, which had not been taken into consideration when the original 2002 liability was recorded. Adjustments to the 2002 plan in 2003 and 2004 of $0.6 million and $0.3 million, respectively, were made to facility closing costs to reflect changes in sublease assumption.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Activity and liability balances related to the 2002 restructuring plan are as follows (in thousands):

	Severance
	and Other	Facility	Other
	Personnel Costs	Closing Costs	Exit Costs	Total
Charged to costs and expenses	$10,344	$3,421	$1,648	$15,413
Adjustments	200	1,705	59	1,964
Cash payments	(5,440)	(693)	(967)	(7,100)

Restructuring balance, December 31, 2002	5,104	4,433	740	10,277
Adjustments	(45)	(604)	(92)	(741)
Cash payments	(4,928)	(1,469)	(375)	(6,772)

Restructuring balance, December 31, 2003	131	2,360	273	2,764
Adjustments	25	300	291	616
Cash payments	(64)	(708)	(564)	(1,336)

Restructuring balance, December 31, 2004	92	1,952	—	2,044
Adjustments	—	151	—	151
Cash payments	(4)	(534)	—	(538)

Restructuring balance, September 30, 2005	$88	$1,569	$—	$1,657

The balance of severance costs relate to an executive who will be paid through 2007. Obligations for non-cancelable facility leases will be paid over their respective lease terms, which expire at various dates through 2010.
2003 Restructuring Plan
In order to meet continued revenue challenges in 2003, the Company implemented additional expense reduction and restructuring activities totaling $4.9 million, net of estimated sublease income. The following sets forth additional detail concerning the principal components of this charge:
•	Personnel costs of $2.7 million are associated with the elimination of 85 positions.

•	The Company recorded office closure costs of $3.8 million primarily related to the closure of one floor at the Company’s corporate headquarters and the partial closure of one additional facility. This charge was offset by $2.3 million of estimated sublease income related to these facilities.

•	The charge for other exit costs of $0.7 million relates primarily to equipment lease payments at closed office facilities, cancellation of certain contracts, and broker commissions.
Activity and liability balances related to the 2003 restructuring plan are as follows (in thousands):

	Severance
	and Other	Facility	Other
	Personnel Costs	Closing Costs	Exit Costs	Total
Charged to costs and expenses	$2,736	$1,505	$661	$4,902
Adjustments	35	(11)	—	24
Cash payments	(1,105)	(500)	(233)	(1,838)

Restructuring balance, December 31, 2003	1,666	994	428	3,088
Adjustments	76	69	(9)	136
Cash payments	(1,742)	(114)	(241)	(2,097)

Restructuring balance, December 31, 2004	—	949	178	1,127
Adjustments	—	33	(164)	(131)
Cash payments	—	(29)	(14)	(43)

Restructuring balance, September 30, 2005	$—	$953	$—	$953

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In March 2005, the Company was able to negotiate the termination of all of its restructured copier leases, which were classified in other exit costs, for approximately $0.1 million less than its original obligation. The Company was also able to negotiate the settlement of a $0.06 million hotel contract obligation. Obligations for the non-cancelable facility lease will be paid over its respective lease term, which expires in 2010.
2004 Restructuring Plan
In order to continue management’s efforts to control costs, the Company implemented a number of additional expense reduction and restructuring activities in 2004 totaling $5.2 million. The following sets forth additional detail regarding the principal components of this charge:
•	Personnel costs of $4.7 million are associated with the elimination of 68 positions.

•	Office closure costs of $0.1 million primarily relate to the closure of a warehouse in Colorado.

•	The charge for other exit costs of $0.4 million relates primarily to the cancellation of an agreement with a former employee to provide trade show and conference services to select Penton events, as well as costs for other miscellaneous contracts.
Activity and liability balances related to the 2004 restructuring plan are as follows (in thousands):

	Severance
	and Other	Facility	Other
	Personnel Costs	Closing Costs	Exit Costs	Total
Charged to costs and expenses	$4,752	$51	$364	$5,167
Adjustments	15	—	(27)	(12)
Cash payments	(4,024)	(1)	(98)	(4,123)

Restructuring balance, December 31, 2004	743	50	239	1,032
Adjustments	6	(3)	39	42
Cash payments	(741)	(32)	(219)	(992)

Restructuring balance, September 30, 2005	$8	$15	$59	$82

The Company expects to complete all payments related to the 2004 plan by December 2005.
2005 Restructuring Plan
In the first quarter of 2005, the Company announced its plans to shut down its Wireless Systems Design magazine, which was part of the Technology segment. The shutdown resulted in the termination of eight employees at a cost of approximately $0.2 million.
Activity and liability balances related to the first quarter 2005 restructuring plan are as follows (in thousands):

Severance
and Other
Personnel Costs
Charged to costs and expenses	$156
Cash payments	(156)

Restructuring balance, September 30, 2005	$—

The Company completed severance payments related to the first quarter 2005 restructuring plan by September 2005.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Estimated Future Payments
Management expects to make cash restructuring payments during the remainder of 2005 of approximately $0.3 million, comprised of $0.2 million for facility lease obligations and $0.1 million for other contractual obligations. The balance of facility costs, which are primarily long-term leases, are expected to be paid through the end of their respective lease terms, which extend through 2013.
Amounts due within one year of approximately $1.0 million and $2.7 million at September 30, 2005 and December 31, 2004, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $5.0 million and $6.0 million at September 30, 2005 and December 31, 2004, respectively, are included in other non-current liabilities on the consolidated balance sheets.
Restructuring charges by segment, including adjustments, for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Industry	$10	$998	$319	$1,639
Technology	(36)	130	(54)	863
Lifestyle	—	—	(65)	10
Retail	—	15	—	714
Corporate	4	118	30	2,281

Total	$(22)	$1,261	$230	$5,507

Also included in restructuring and other charges on the consolidated statements of operations for the nine months ended September 30, 2004 is approximately $0.1 million in legal settlement costs.
NOTE 13 — SEGMENTS
Penton designates its operating segments based on how the chief operating decision maker reviews the Company’s performance. As the Company’s CEO, Mr. Nussbaum, along with his executive team, assess and manage the Company’s operations differently than the prior management team resulting in a change in the Company’s reportable segments effective in the third quarter of 2004. As a result of this change in reportable segments, all prior periods were recast to conform with the new segment format.
The Company’s segments include: Industry, Technology, Lifestyle, and Retail. As discussed in Note 2 — Acquisitions and Disposals, the Company sold PM Germany in December 2004 and PM Europe in April 2005. These two operating subsidiaries, which are now classified as discontinued operations, made up our International segment. The results of our segments will, consistent with past practice, be regularly reviewed by the Company’s chief operating decision maker and the executive team to determine how resources will be allocated to each segment and to assess the performance of each segment. Penton’s four segments derive their revenues from publications, trade shows and conferences, and online media products.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Content of each of our segment publications, trade shows and conferences, and online media products is geared to customers in the following market sectors:

Industry	Technology

Manufacturing	Business Technology
Design/Engineering	Aviation
Mechanical Systems/Construction	Enterprise Information Technology
Government/Compliance	Electronics

Lifestyle	Retail

Natural Products	Food/Retail
Hospitality
The executive management team evaluates performance of each segment based on its revenues and adjusted segment EBITDA. As such, in the analysis that follows, the Company uses adjusted segment EBITDA, which is defined as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, impairment of assets, restructuring and other charges, executive separation costs, provision for loan impairment, gain on extinguishment of debt, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources, and information systems, which cannot reasonably be allocated to each segment. Assets are not allocated to segments and as such have not been presented.
     Summary information by segment for the three months ended September 30, 2005 and 2004, adjusted for discontinued operations, is as follows (in thousands):

	Revenues		Adjusted Segment EBITDA
	2005	2004	2005	2004
Industry	$19,772	$20,897	$6,016	$6,378
Technology	14,354	14,101	3,281	2,425
Lifestyle	11,233	3,914	5,142	(424)
Retail	5,627	5,751	1,905	1,920

Total	$50,986	$44,663	$16,344	$10,299

Summary information by segment for the nine months ended September 30, 2005 and 2004, adjusted for discontinued operations, is as follows (in thousands):

	Revenues		Adjusted Segment EBITDA
	2005	2004	2005	2004
Industry	$57,225	$57,563	$17,219	$16,351
Technology	42,931	44,563	8,949	7,545
Lifestyle	32,069	25,022	15,800	9,669
Retail	15,906	16,412	5,047	4,526

Total	$148,131	$143,560	$47,015	$38,091

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Segment revenues, all of which are realized from external customers, equal Penton’s consolidated revenues. The following is a reconciliation of Penton’s total adjusted segment EBITDA to consolidated income (loss) from continuing operations before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Total adjusted segment EBITDA	$16,344	$10,299	$47,015	$38,091
General and administrative costs	(4,109)	(3,858)	(12,451)	(15,306)
Depreciation and amortization	(1,993)	(2,168)	(6,570)	(7,843)
Impairment of assets	—	(34,466)	—	(34,466)
Restructuring and other charges	22	(1,261)	(230)	(5,623)
Executive separation costs	(1)	(21)	(4)	(2,722)
Non-cash compensation	(4)	(25)	(18)	(707)
Provision for loan impairment	—	—	—	(1,717)
Interest expense	(9,354)	(9,693)	(28,100)	(28,513)
Interest income	41	38	103	174
Gain on extinguishment of debt	—	—	1,589	—
Other, net	(69)	(15)	(93)	(11)

Income (loss) from continuing operations before income taxes	$877	$(41,170)	$1,241	$(58,643)

NOTE 14 — SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Portions of the following transactions do not provide or use cash and, accordingly, are not reflected in the condensed consolidated statements of cash flows.
For the nine months ended September 30, 2005, Penton issued 69,775 shares under the Management Stock Purchase Plan and 614,706 deferred shares. In addition, Penton recorded amortization of deemed dividend and accretion on the Series C Preferred of $5.7 million for the nine months ended September 30, 2005.
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
NOTE 15 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
The following schedules set forth condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004, and condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, and condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004. In the following schedules, “Parent” refers to Penton Media, Inc., “Guarantor Subsidiaries” refers to Penton’s wholly owned domestic subsidiaries, and “Non-guarantor Subsidiaries” refers to Penton’s foreign subsidiaries. “Eliminations” represent the adjustments necessary to eliminate the investments in Penton’s subsidiaries.
Effective January 1, 2005, several domestic subsidiaries were merged into Penton Media, Inc. Prior period condensed consolidating financial information has been adjusted to reflect these changes.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
At September 30, 2005

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$9,616	$171	$467	$—	$10,254
Restricted cash	361	—	—	—	361
Accounts receivable, net	21,972	3,756	1,678	—	27,406
Inventories	888	317	5	—	1,210
Deferred tax assets	273	3	—	—	276
Prepayments, deposits and other	4,549	181	372	—	5,102

	37,659	4,428	2,522	—	44,609

Property and equipment, net	9,778	1,558	116	—	11,452
Goodwill	136,689	36,783	—	—	173,472
Other intangible assets, net	4,466	1,925	—	—	6,391
Other non-current assets	5,350	138	8	—	5,496
Investments in subsidiaries	(233,723)	—	—	233,723	—

	$(39,781)	$44,832	$2,646	$233,723	$241,420

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$25,266	$1,999	$553	$—	$27,818
Accrued compensation and benefits	3,982	659	26	—	4,667
Unearned income	13,144	2,750	2,148	—	18,042

	42,392	5,408	2,727	—	50,527

Long-term liabilities and deferred credits:
Senior secured notes, net of discount	80,150	77,006	—	—	157,156
Senior subordinated notes, net of discount	85,089	81,753	—	—	166,842
Net deferred pension credits	10,253	—	—	—	10,253
Deferred tax liability	20,889	956	—	—	21,845
Intercompany advances	(111,453)	75,118	36,335	—	—
Other non-current liabilities	4,368	1,898	—	—	6,266

	89,296	236,731	36,335	—	362,362

Commitments and contingencies

Mandatorily redeemable convertible preferred stock	72,837	—	—	—	72,837

Series M preferred stock	15	—	—	—	15

Stockholders’ deficit:
Common stock and capital in excess of par value	209,805	202,401	16,567	(218,968)	209,805
Retained deficit	(453,799)	(399,663)	(52,701)	452,364	(453,799)
Notes receivable from officers, less reserve of $5,848	—	—	—	—	—
Accumulated other comprehensive income (loss)	(327)	(45)	(282)	327	(327)

	(244,321)	(197,307)	(36,416)	233,723	(244,321)

	$(39,781)	$44,832	$2,646	$233,723	$241,420

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
At December 31, 2004

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$5,991	$73	$1,597	$—	$7,661
Restricted cash	125	—	—	—	125
Accounts receivable, net	22,033	4,248	4,290	—	30,571
Inventories	560	291	5	—	856
Deferred tax asset	273	3	—	—	276
Prepayments, deposits and other	2,896	39	737	—	3,672

	31,878	4,654	6,629	—	43,161

Property and equipment, net	12,304	1,693	796	—	14,793
Goodwill	136,689	36,182	3,291	—	176,162
Other intangible assets, net	4,688	1,950	208	—	6,846
Other non-current assets	6,168	208	36	—	6,412
Investment in subsidiaries	(221,148)	—	—	221,148	—

	$(29,421)	$44,687	$10,960	$221,148	$247,374

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$18,121	$1,724	$900	$—	$20,745
Accrued compensation and benefits	4,961	902	17	—	5,880
Unearned income	16,337	2,760	4,177	—	23,274

	39,419	5,386	5,094	—	49,899

Long-term liabilities and deferred credits:
Senior secured notes, net of discount	80,094	76,953	—	—	157,047
Senior subordinated notes, net of discount	87,729	84,288	—	—	172,017
Net deferred pension credits	10,568	—	—	—	10,568
Deferred tax liability	18,947	956	—	—	19,903
Intercompany advances	(102,089)	61,420	40,669	—	—
Other non-current liabilities	4,981	2,029	—	—	7,010

	100,230	225,646	40,669	—	366,545

Commitments and contingencies

Mandatorily redeemable convertible preferred stock	67,162	—	—	—	67,162

Series M preferred stock	4	—	—	—	4

Stockholders’ deficit:
Common stock and capital in excess of par value	215,364	203,660	16,566	(220,226)	215,364
Retained deficit	(450,067)	(389,963)	(49,826)	439,789	(450,067)
Notes receivable from officers, less reserve of $5,848	—	—	—	—	—
Accumulated other comprehensive loss	(1,533)	(42)	(1,543)	1,585	(1,533)

	(236,236)	(186,345)	(34,803)	221,148	(236,236)

	$(29,421)	$44,687	$10,960	$221,148	$247,374

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2005

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(Dollars in thousands)
Revenues	$42,064	$8,353	$569	$—	$50,986

Operating expenses:
Editorial, production and circulation	17,196	4,036	90	—	21,322
Selling, general and administrative	14,880	2,174	380	—	17,434
Restructuring and other charges (credits)	10	(32)	—	—	(22)
Depreciation and amortization	1,618	356	19	—	1,993

	33,704	6,534	489	—	40,727

Operating income (loss)	8,360	1,819	80	—	10,259

Other income (expense):
Interest expense	(4,759)	(4,572)	(23)	—	(9,354)
Interest income	41	—	—	—	41
Equity in losses of subsidiaries	(2,726)	—	—	2,726	—
Other, net	(42)	(27)	—	—	(69)

	(7,486)	(4,599)	(23)	2,726	(9,382)

Income (loss) from continuing operations before income taxes	874	(2,780)	57	2,726	877

Provision (benefit) for income taxes	615	3	—	—	618

Net income (loss)	$259	$(2,783)	$57	$2,726	$259

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2004

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(Dollars in thousands)
Revenues	$36,476	$7,804	$383	$—	$44,663

Operating expenses:
Editorial, production and circulation	16,638	4,189	117	—	20,944
Selling, general and administrative	14,611	2,219	494	—	17,324
Impairment of assets	11,408	23,058	—	—	34,466
Restructuring and other charges	1,150	111	—	—	1,261
Depreciation and amortization	1,623	517	28	—	2,168

	45,430	30,094	639	—	76,163

Operating income (loss)	(8,954)	(22,290)	(256)	—	(31,500)

Other income (expense):
Interest expense	(5,756)	(3,867)	(70)	—	(9,693)
Interest income	38	—	—	—	38
Equity in losses of subsidiaries	(30,067)	—	—	30,067	—
Other, net	(6)	(9)	—	—	(15)

	(35,791)	(3,876)	(70)	30,067	(9,670)

Income (loss) from continuing operations before income taxes	(44,745)	(26,166)	(326)	30,067	(41,170)

Provision (benefit) for income taxes	(349)	4	(24)	—	(369)

Income (loss) from continuing operations	(44,396)	(26,170)	(302)	30,067	(40,801)

Loss from discontinued operations, net of taxes	—	—	(3,595)	—	(3,595)

Net income (loss)	$(44,396)	$(26,170)	$(3,897)	$30,067	$(44,396)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2005

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(Dollars in thousands)
Revenues	$123,714	$22,619	$1,798	$—	$148,131

Operating expenses:
Editorial, production and circulation	50,334	11,201	457	—	61,992
Selling, general and administrative	44,162	6,350	1,085	—	51,597
Restructuring and other charges (credits)	280	(50)	—	—	230
Depreciation and amortization	5,441	1,071	58	—	6,570

	100,217	18,572	1,600	—	120,389

Operating income (loss)	23,497	4,047	198	—	27,742

Other income (expense):
Interest expense	(14,280)	(13,720)	(100)	—	(28,100)
Interest income	103	—	—	—	103
Equity in losses of subsidiaries	(12,575)	—	—	12,575	—
Gain on extinguishment of debt	1,589	—	—	—	1,589
Other, net	(52)	(27)	(14)	—	(93)

	(25,215)	(13,747)	(114)	12,575	(26,501)

Income (loss) from continuing operations before income taxes	(1,718)	(9,700)	84	12,575	1,241

Provision (benefit) for income taxes	2,014	—	—	—	2,014

Income (loss) from continuing operations	(3,732)	(9,700)	84	12,575	(773)

Loss from discontinued operations, net of taxes	—	—	(2,959)	—	(2,959)

Net income (loss)	$(3,732)	$(9,700)	$(2,875)	$12,575	$(3,732)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2004

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(Dollars in thousands)
Revenues	$117,479	$23,783	$2,298	$—	$143,560

Operating expenses:
Editorial, production and circulation	50,245	12,043	803	—	63,091
Selling, general and administrative	51,710	7,546	1,857	—	61,113
Impairment of assets	11,408	23,058	—	—	34,466
Provision for loan impairment	1,717	—	—	—	1,717
Restructuring and other charges	4,769	844	10	—	5,623
Depreciation and amortization	6,042	1,707	94	—	7,843

	125,891	45,198	2,764	—	173,853

Operating income (loss)	(8,412)	(21,415)	(466)	—	(30,293)

Other income (expense):
Interest expense	(15,430)	(12,845)	(238)	—	(28,513)
Interest income	174	—	—	—	174
Equity in losses of subsidiaries	(40,680)	—	—	40,680	—
Other, net	(2)	(9)	—	—	(11)

	(55,938)	(12,854)	(238)	40,680	(28,350)

Income (loss) from continuing operations before income taxes	(64,350)	(34,269)	(704)	40,680	(58,643)

Provision (benefit) for income taxes	1,174	12	(24)	—	1,162

Income (loss) from continuing operations	(65,524)	(34,281)	(680)	40,680	(59,805)

Loss from discontinued operations, net of taxes	—	—	(5,719)	—	(5,719)

Net income (loss)	$(65,524)	$(34,281)	$(6,399)	$40,680	$(65,524)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2005

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net cash provided by (used for) operating activities	$4,786	$1,544	$(1,240)	$—	$5,090

Cash flows from investing activities:
Capital expenditures	(694)	(69)	(17)	—	(780)
Cash paid for acquisitions	(375)	(1,373)	—	—	(1,748)
Net proceeds from sale of properties	4,073	—	—	—	4,073
Increase in restricted cash	(236)	—	—	—	(236)

Net cash provided by (used for) investing activities	2,768	(1,442)	(17)	—	1,309

Cash flows from financing activities:
Repurchase of 10-3/8% senior subordinated notes	(3,795)	—	—	—	(3,795)
Increase (decrease) in cash overdraft balance	(200)	(4)	127	—	(77)

Net cash provided by (used for) financing activities	(3,995)	(4)	127	—	(3,872)

Effect of exchange rate changes on cash	66	—	—	—	66

Net increase (decrease) in cash and cash equivalents	3,625	98	(1,130)	—	2,593
Cash and cash equivalents at beginning of year	5,991	73	1,597	—	7,661

Cash and cash equivalents at end of period	$9,616	$171	$467	$—	$10,254

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2004

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net cash provided by (used for) operating activities	$(12,230)	$121	$2,155	$—	$(9,954)

Cash flows from investing activities:
Capital expenditures	(1,606)	(80)	(132)	—	(1,818)
Increase in notes receivable	—	—	(140)	—	(140)
Increase in restricted cash	(193)	—	—	—	(193)

Net cash used for investing activities	(1,799)	(80)	(272)	—	(2,151)

Cash flows from financing activities:
Payment of financing costs	(10)	—	—	—	(10)
Increase (decrease) in cash overdraft balance	(225)	—	1	—	(224)

Net cash provided by (used for) financing activities	(235)	—	1	—	(234)

Effect of exchange rate changes on cash	44	—	—	—	44

Net increase (decrease) in cash and cash equivalents	(14,220)	41	1,884	—	(12,295)
Cash and cash equivalents at beginning of period	27,125	147	2,354	—	29,626

Cash and cash equivalents at end of period	$12,905	$188	$4,238	$—	$17,331

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 — SUBSEQUENT EVENTS
In October 2005, the Company repurchased $10.0 million par value of Subordinated Notes for a total of $9.4 million, including $0.4 million of accrued interest, using excess cash on hand and borrowings of $7.0 million under the Loan and Security Agreement. The notes were purchased in the open market and were trading at 90% of their par value at the time of purchase. The repurchase resulted in a gain of approximately $0.8 million, which will be recorded in the fourth quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW AND RECENT DEVELOPMENTS
Penton Media, Inc. is a diversified business-to-business (“b-to-b”) media company. We provide media products that deliver proprietary business information to owners, operators, managers and professionals in the industries we serve. Through these products, we offer industry suppliers multiple ways to reach their customers and prospects as part of their sales and marketing efforts.
In June 2004, the Company appointed David B. Nussbaum as Chief Executive Officer (“CEO”). Mr. Nussbaum is Penton’s chief operating decision maker. After reviewing the Company’s operations, Mr. Nussbaum and the executive team implemented a change in the Company’s reportable segments effective in the third quarter of 2004 to conform with the way the Company’s businesses are now assessed and managed. The Company is structured along segment and industry lines rather than by product lines. This enables us to promote our related group of products, including publications, trade shows and conferences, and online media products, to our customers. As a result of this change in reportable segments, all prior periods were recast to conform with the new segment format.
Management’s key objective is to restore value for our stockholders. We are focused on conserving cash and maintaining liquidity. We reduced our long-term senior debt from $332.5 million at December 31, 2004 to $317.0 million as of the date of this filing through the repurchase of $15.5 million face value of our 10-3/8% senior subordinated notes (“Subordinated Notes”). The purchase will result in a reduction of the Company’s annual interest payments. We continue to work with our Board of Directors on strategies for strengthening the Company’s balance sheet.
Key components of our strategic growth plan are to leverage the strong market positions of our print brands to develop new products, with a focus on offering our customers a complete array of integrated media — print, event and online media — to meet their information needs and marketing objectives. Particular focus is on building out our eMedia portfolio in all the markets we serve, leveraging marketers’ increasing investments in eMedia components of their marketing plans.
We’ve had solid success in implementing the strategy, with sustained growth momentum for eMedia across substantially all our market groups.
Web site redesigns, site launches and strategic content partnerships have driven higher site traffic and advertiser support. Page views for our sites through September 30, 2005 increased 13%, with 13.5 million average page views per month. Unique visitors for the period grew 21%, with 3.6 million average unique visitors per month. Our Web-related advertising revenues grew over $0.4 million, or 33%, for the third quarter of 2005, and increased more than $1.2 million, or 34%, for the nine months ended September 30, 2005.
Webcast sponsorship revenue grew over 27% in the third quarter of 2005. We produced 56 webcasts in the third quarter of 2005 compared with approximately 44 in the third quarter of 2004. For the nine months ended September 30, 2005, we produced 173 webcasts compared with 116 for the same period in 2004.
We continued aggressive work on site redesigns, content enhancements, and strategic partnerships in the third quarter of 2005 to drive improved service to our markets and future growth.
▪	We redesigned New Equipment Digest’s Web site, newequipment.com, featuring vertical market search capability of content from 23 Penton industrial-sector sites, Google-inspired product and vendor search capabilities, and user customization tools.

▪	We launched a site for Welding Design & Fabrication, weldingdesign.com, featuring “work zones” that serve information and product needs of users of welding equipment.

▪	Vertical market directory launches and search upgrades were made to our metals group Web sites, creating competitive advantages for Foundrymag.com and Metalproducing.com.

▪	Our Machine Design brand recently entered into a strategic agreement — with IDES, a plastic materials search engine — calling for a co-branded site that will provide additional online marketing opportunities for customers and sophisticated product/vendor search tools for the engineering audience of machinedesign.com.

▪	In the third quarter of 2005, Penton hired a Corporate eMedia Sales Manager to spearhead sales and to launch new corporate-wide eMedia products.

▪	We have expanded our relationship with Google, launching Google SiteTargeting on select sites and Google Ads for Newsletters.

▪	We’ve also entered the behavioral targeting market and are engaged in a pilot test with Tacoda, a leading behavioral targeting network.
Acquisitions
On August 8, 2005, the Company acquired 100% of the capital stock of DVGM & Associates, a California corporation doing business under the name MSD2D (Microsoft Developer-to-Developer), for approximately $1.4 million in cash. MSD2D’s portfolio targets IT system administrators and developers working with Microsoft Exchange, SharePoint, .NET, and Security. Their products include Web sites, directories, email newsletters, trade show programs, webcasts and databases, all of which complement the Company’s other Microsoft product sets.
On June 21, 2005, the Company acquired the assets of Kosher World Conference & Expo (“Kosher World”) from Shows International for nearly $0.4 million in cash plus contingent considerations of up to $0.7 million based on the achievement of specified revenue targets for the 2006 event. Kosher World, which was launched two years ago, is a retail-based event serving the kosher market, with emphasis on bringing kosher food products marketers together with buyers from the mass-market grocery channel. Kosher World will be co-located with our Natural Products Expo West event in Anaheim, California, beginning in March 2006.
Sale of Properties
In April 2005, the Company completed the sale of 90% of its interest in Penton Media Europe (“PM Europe”) for approximately $4.4 million in cash, with no gain or loss on disposal. PM Europe was part of the Company’s International segment. The Company accounts for its remaining 10% interest using the cost method, as the Company does not exercise significant influence.
In December 2004, the Company completed the sale of 70% of its interest in PM Germany, a consolidated subsidiary, to Neue Medien Ulm Holdings GmbH (“Neue Medien”), for $0.8 million in cash. PM Germany was part of our International segment. At September 30, 2005, the Company retains a 15% interest in PM Germany, which includes a call/put option. The Company accounts for its investment using the cost method, as the Company does not exercise significant influence.
Management determined that our International segment did not fit our strategic growth objectives as we focus new product innovation on e-media and on leveraging our strong print brands in the United States and Asia.
Senior Subordinated Notes Repurchase
In October 2005, the Company repurchased $10.0 million par value of Subordinated Notes for a total of $9.4 million, including $0.4 million of accrued interest, using excess cash on hand and borrowings of $7.0 million under the Loan and Security Agreement. The notes were purchased in the open market and were trading at 90% of their par value at the time of purchase. The repurchase resulted in a gain of approximately $0.8 million, which will be recorded in the fourth quarter of 2005. This purchase is in addition to the repurchase of $5.5 million par value of Subordinated Notes in February 2005, which resulted in a gain of approximately $1.6 million.
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

These financial statements reflect adjustments to the Company’s previously reported financial information on Form 10-Q for the three and nine months ended September 30, 2004. The Company has restated and filed an amendment to its quarterly report on Form 10-Q for the periods March 31, 2004, June 30, 2004 and September 30, 2004 prior to the filing of its March 31, 2005, June 30, 2005 and September 30, 2005 Form 10-Qs.
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
Three-Month Comparison
A summary of revenues by product for the three months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended
	September 30,
	2005	2004	$ Change	% Change
	(In thousands)
Publishing	$33,890	$37,016	$(3,126)	(8.4)%
Trade shows & conferences	12,699	3,882	8,817	227.1%
Online media	4,397	3,765	632	16.8%

Total revenues	$50,986	$44,663	$6,323	14.2%

The $3.1 million, or 8.4%, decrease in publishing revenues was primarily due to a nearly $2.1 million decrease in our Industry segment and a $0.9 million decrease in our Technology segment. The majority of the decrease in our Industry segment related to lower quarter-on-quarter advertising revenues for our manufacturing and government groups. Several magazines in our manufacturing group had exceptional third quarters in 2004, which did not repeat this year. In addition, included in the third quarter of 2004 was a special event issue that was not produced in the third quarter of 2005. The majority of the decrease in our Technology segment was in our electronics group due to the April 2005 shutdown of our Wireless Systems Design magazine and the shift in timing of one of our Electronic Design special issues which was published in the third quarter of 2004 but will not be published until the fourth quarter of 2005. These decreases were partially offset by new custom print revenues, as more customers invest in specialty media products as part of their marketing communications programs.
The $8.8 million, or 227.1%, increase in trade show and conference revenues was primarily due to a shift in timing of our Natural Products Expo East event, which was held in October 2004 but in September 2005, and road show revenues which increased by $1.2 million in the third quarter of 2005 compared to the third quarter of 2004.
The $0.6 million, or 16.8%, increase for the quarter ended September 30, 2005 in online media revenues reflected a continuing trend of customers directing higher spending into the emedia components of their marketing programs. Nearly $0.5 million of the increase was generated by our Industry segment. From a product perspective, of the Company’s $0.6 million emedia revenue increase, nearly $0.4 million came from Web site-related advertising and $0.2 million was from webcast sponsorships.

Nine-Month Comparison
A summary of revenues by product for the nine months ended September 30, 2005 and 2004 is as follows:

	Nine Months Ended
	September 30,
	2005	2004	$ Change	% Change
	(In thousands)
Publishing	$101,942	$107,374	$(5,432)	(5.1)%
Trade shows & conferences	32,790	24,544	8,246	33.6%
Online media	13,399	11,642	1,757	15.1%

Total revenues	$148,131	$143,560	$4,571	3.2%

The $5.4 million, or 5.1%, decrease in publishing revenues cuts across all of Penton’s segments as customers continue to shift spending away from publishing and into emedia and other marketing vehicles. Our Industry segment and Technology segment accounted for most of the decrease, as revenues for these segments decreased by $2.8 million and $1.9 million, respectively. All of the decrease in our Industry segment related to lower advertising revenues for our manufacturing and government groups, as publishing revenues for the construction group remained flat and publishing revenues for the design engineering group increased by over $0.3 million. The decrease in our manufacturing and government group revenues was a result of lower year-on-year advertising revenues across a number of our brands as well as the absence of revenues from a special issue that was produced in 2004 but not in 2005. The majority of the decrease in our Technology segment was in our electronics group, which was impacted by the April 2005 shutdown of Wireless Systems Design magazine; the May 2005 shutdown of ePro magazine; and the shift in timing of one of our Electronic Design special issues, which was published in the third quarter of 2004 but will not be published until the fourth quarter of 2005. The remaining publishing decrease was primarily due to our lifestyle segment, which decreased $0.7 million, as the low-carb category advertising experienced a significant slow down.
The $8.2 million, or 33.6%, increase in trade show and conference revenues was primarily due to a shift in timing of our Natural Products Expo East event, which was held in October 2004 but in September 2005; an increase in our Industry and Technology segment road show revenues of nearly $1.1 million; and a year-over-year revenue increase of $0.8 million from our Natural Products Expo West show, which was held in March 2005. These increases were partially offset by the shutdown of our Natural Products Europe event, which had revenues of over $1.0 million in 2004, the absence of $0.6 million in revenues from our Wireless Systems Design conference, which was discontinued after the 2004 event, and the shut down of our Kids Marketing Conference, which had revenues of over $0.2 million in 2004.
The $1.8 million, or 15.1%, increase in online media reflected a continuing trend of customers directing higher spending into the emedia components of their marketing programs. Our Industry segment generated nearly $1.6 million of the revenue increase for online media. From a product perspective, of the $1.8 million increase in online media, Web site-related advertising represented $1.2 million of the increase and $0.1 million related to online research. Advertising in electronic newsletters increased by $0.3 million and webcast sponsorships increased $0.2 million for the nine months ended September 30, 2005 compared with the same period in 2004.
Revenue trends within each segment are detailed below in the segment section.
Editorial, Production and Circulation

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
			(In millions)
Editorial, production and circulation	$21.3	$20.9	1.8%	$62.0	$63.1	(1.7)%
Percent of revenues	41.8%	46.9%		41.8%	43.9%
Our editorial, production and circulation expenses include personnel costs, purchased editorial costs, exhibit hall costs, online media costs, postage charges, circulation qualification costs, and paper costs. The increase in editorial, production and circulation expenses for the third-quarter of 2005 compared with the third quarter of 2004 primarily reflect the shift in costs of approximately $1.1 million for two conferences, which were held in the fourth quarter in 2004 but moved to the third quarter 2005. Third quarter and year-to-date 2005 costs also reflect lower printing costs as the Company signed a new seven-year contract with R.R. Donnelley, effective January 1, 2005 (See Note 11 — Commitments and Contingencies). The Company agreed to consolidate certain magazines under the new agreement when current contracts with other vendors expire. In exchange, the Company is receiving certain credits in 2005 and pricing reductions in 2006 through 2011. These lower print costs for the quarter and year-to-date 2005 are partially offset by higher paper costs. The decrease in year-to-date costs also reflects lower headcount and personnel-related costs resulting from restructuring activities completed in 2004.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
			(In millions)
Selling, general and administrative	$17.4	$17.3	0.6%	$51.6	$61.1	(15.6)%
Percent of revenues	34.2%	38.8%		34.8%	42.6%
Our selling, general and administrative (“SG&A”) expenses include personnel costs, independent sales representative commissions, product marketing, and facility costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems, and communications. The slight increase in SG&A expenses for the three months ended September 30, 2005 compared with the same 2004 period is due primarily to the shift in timing of events offset by lower staff costs, lower facility costs and lower corporate overhead costs in 2005 resulting from restructuring efforts in 2004. The decrease in SG&A expenses for the nine months ended September 30, 2005 compared with the same 2004 period reflects lower staff costs, lower facility costs and lower operating unit and corporate overhead costs resulting from past restructuring efforts, and, in particular, executive changes that took place in June 2004. In addition, 2004 costs include a signing bonus of $1.7 million for Mr. Nussbaum and $2.7 million in executive separation costs relating to the June 30, 2004 departure of our former chief executive officer.
Impairment of Assets
At September 30 of each year, the Company completes its annual goodwill impairment review in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). At September 30, 2005, the review indicated that there was no impairment. At September 30, 2004, the review indicated a non-cash charge of $37.8 million ($5.2 million of which was reclassified to discontinued operations in 2005) and reduced the carrying value of goodwill for two reporting units in our Technology segment and one reporting unit in our International segment. The 2004 goodwill impairment charge is due primarily to lower-than-expected future cash flows in these reporting units. As a result of the impairment of goodwill for three of our seven reporting units, the Company also completed an assessment at September 30, 2004, of its other intangibles in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and recorded a non-cash charge of $1.9 million. Impaired long-lived assets in 2004 relate to exhibitor lists and advertising relationships in our Information Technology unit due to lower-than-expected revenues and lower retention rates.
As a result of PM Europe being classified as held for sale at March 31, 2005, the Company performed a SFAS 142 analysis for this reporting unit, which resulted in a goodwill impairment charge of approximately $1.4 million during the first quarter of 2005. The Company also performed a SFAS 144 impairment analysis of long-lived assets other than goodwill for PM Europe at March 31, which resulted in an impairment charge of approximately $0.4 million. These impairment charges are included in discontinued operations on the consolidated statements of operations.
Provision for Loan Impairment
In the third quarter of 2004, the Company recorded a $1.7 million provision for loan impairment on the remaining unreserved executive loan balance.

Restructuring and Other Charges

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
	(In millions)
Restructuring and other charges	$—	$1.3	(100.0)%	$0.2	$5.6	95.9%
Percent of revenues	—%	2.8%		0.2%	3.9%
To maintain competitiveness and in reaction to the downturn in the b-to-b media industry, Penton has implemented restructuring actions over the past several years. The actions were taken to reduce excess capacity, eliminate redundancies and reduce costs.
2005 Restructuring Plan
In the first quarter of 2005, the Company announced its plans to shut down Wireless Systems Design magazine, which was part of our Technology segment. The shutdown resulted in the termination of eight employees at a cost of approximately $0.2 million. As of June 30, 2005, the elimination of all eight positions had been completed. In March 2005, the Company was able to negotiate the termination of all of its restructured copier leases, which were classified in other exit costs, for approximately $0.1 million less than its original obligation. In addition, during the second quarter, the Company was able to negotiate the settlement of a $0.06 million hotel contract obligation.
Summary of Restructuring Activities
The following table summarizes all of the Company’s restructuring activity through September 30, 2005 (in thousands):

	Severance
	and Other	Facility	Other
	Personnel Costs	Closing Costs	Exit Costs	Total
Charges	$6,774	$8,669	$4,364	$19,807
Adjustments	(23)	—	(994)	(1,017)
Cash payments	(4,468)	(267)	(2,423)	(7,158)

Accrual at December 31, 2001	2,283	8,402	947	11,632
Charges	10,344	3,421	1,648	15,413
Adjustments	65	1,246	(363)	948
Cash payments	(7,569)	(2,283)	(1,217)	(11,069)

Accrual at December 31, 2002	5,123	10,786	1,015	16,924
Charges	2,736	1,505	661	4,902
Adjustments	(18)	(17)	(10)	(45)
Cash payments	(6,044)	(3,273)	(965)	(10,282)

Accrual at December 31, 2003	1,797	9,001	701	11,499
Charges	4,752	51	364	5,167
Adjustments	116	657	255	1,028
Cash payments	(5,830)	(2,217)	(903)	(8,950)

Accrual at December 31, 2004	835	7,492	417	8,744
Charges	156	—	—	156
Adjustments	6	193	(125)	74
Cash payments	(901)	(1,817)	(233)	(2,951)

Accrual at September 30, 2005	$96	$5,868	$59	$6,023

We expect to make cash payments through the remainder of 2005 of approximately $0.3 million, comprised of $0.2 million for facility lease obligations and the remainder for personnel and other contractual obligations. The balance of facility costs, which are primarily long-term leases, are expected to be paid through the end of the respective lease terms, which extend through 2013.

Amounts due within one year of approximately $1.0 million and $2.7 million at September 30, 2005 and December 31, 2004, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $5.0 million and $6.0 million at September 30, 2005 and December 31, 2004, respectively, are included in other non-current liabilities on the consolidated balance sheets.
The Company expects that savings from its 2005 restructuring efforts will allow it to recover costs relating to employee terminations by October 2005.
Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
			(In millions)
Interest expense	$(9.4)	$(9.7)	(3.5)%	$(28.1)	$(28.5)	(1.4)%
Interest income	$—	$—	n/m	$0.1	$0.2	(40.8)%
Gain on extinguishment of debt	$—	$—	n/m	$1.6	$—	100.0%
The decrease in interest expense for the nine months ended September 30, 2005 compared with the same period in 2004 was due to the repurchase of $5.5 million par value of our Subordinated Notes in February 2005. The repurchase is expected to reduce interest costs by $0.6 million annually. Interest expense for the three months ended September 30, 2005 decreased by $0.3 million primarily due to the repurchase of Subordinated Notes in February 2005 and lower bank charges.
The Company recognized a gain of approximately $1.6 million for the nine months ended September 30, 2005 from the repurchase of our Subordinated Notes, as discussed above. The Company repurchased $5.5 million in notes for approximately $3.8 million, as the notes were trading at 69% of their par value at the time of purchase.
Effective Tax Rates
The effective tax rates for the three months ended September 30, 2005 and 2004 were a provision of 70.5% and a benefit of 0.9%, respectively. The higher effective tax rate for the three months ended September 30, 2005 compared to September 30, 2004 is primarily due to the impact of deferred tax liabilities on indefinite lived intangibles being in the tax provision as a fixed amount while the income (loss) from continuing operations changed between periods. The effective tax rates for the nine months ended September 30, 2005 and 2004 were a provision of 162.3% and 2.0%, respectively. The higher effective tax rate for the nine months ended September 30, 2005 as compared to September 30, 2004 is primarily due to the impact of deferred tax liabilities on indefinite lived intangibles being in the tax provision as a fixed amount while the income (loss) from continuing operations changed between periods. For the three months ended September 30, 2005 and 2004, the Company recorded tax expense of $0.6 million and a benefit of $0.4 million on income from continuing operations before income taxes of $0.9 million and a loss of $41.2 million, respectively. For the nine months ended September 30, 2005 and 2004, the Company recorded tax expense of $2.0 million and $1.2 million on income from continuing operations before income taxes of $1.2 million and a loss from continuing operations before income taxes of $58.6 million, respectively.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts are unnecessary, we reverse the liability and recognize a tax benefit during the period in which the determination is made. We also recognize tax benefits to the extent that it is probable that our positions will be sustained when challenged by the taxing authorities. As of September 30, 2005 we had not recognized tax benefits of approximately $2.3 million relating to various state tax positions. Should the ultimate outcome be unfavorable, we would be required to make a cash payment for all tax reductions claimed as of that date.

Discontinued Operations
The loss from discontinued operations of $3.6 million for the three months ended September 30, 2004 includes the operations of PM Germany, which was sold in December 2004, and the operations of PM Europe, which was sold in April 2005. For the three months ended September 30, 2004 PM Europe had revenues of $8.1 million and PM Germany had revenues of $0.1 million. Included in the loss from operations is goodwill impairment charges of $5.2 million related to the write-down of goodwill. Income taxes on discontinued operations were not material for the three months ended September 30, 2004 as the Company had a full valuation allowance established for both entities in the second quarter of 2004.
The loss from discontinued operations of $3.0 million for the nine months ended September 30, 2005, includes the results of operations from PM Europe through the date of its sale in April 2005. The sale was completed for approximately $4.4 million, with no gain or loss on disposal. However, the Company recorded impairment charges of $2.3 million related to the write-down of goodwill and other long-lived assets during the three months ended March 31, 2005, in contemplation of the sale. The loss from discontinued operations of $5.7 million for the nine months ended September 30, 2004 includes the results of operations of PM Germany and PM Europe, which included goodwill impairment charges of $5.2 million.
Discontinued operations for the nine months ended September 30, 2005 and 2004, include revenues from PM Europe of $0.7 million and $13.4 million, respectively and revenues from PM Germany of $1.6 million for the nine months ended September 30, 2004. Income taxes on discontinued operations were not material for the nine months ended September 30, 2005 and were approximately $0.5 million for the nine months ended September 30, 2004. The Company had a full valuation allowance established for both entities in 2004.
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
The Company’s segments include: Industry, Technology, Lifestyle, and Retail. As discussed in Note 2 — Acquisitions and Disposals, the Company sold PM Germany in December 2004 and PM Europe in April 2005. These two operating subsidiaries, which are now classified as discontinued operations, made up our International segment. The results of our segments will, consistent with past practice, be regularly reviewed by the Company’s chief operating decision maker and the executive team to determine how resources will be allocated to each segment and to assess the performance of each segment. Penton’s four segments derive their revenues from publications, trade shows and conferences, and online media products.
The executive management team evaluates performance of the segments based on revenues and adjusted segment EBITDA. As such, in the analysis that follows, we have used adjusted segment EBITDA, which we define as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, executive separation costs, impairment of assets, restructuring and other charges, provision for loan impairment, gain on extinguishment of debt, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. See Note 13 — Segments, for a reconciliation of total adjusted segment EBITDA to consolidated income (loss) from continuing operations before income taxes.
Financial information by segment for the three months ended September 30, 2005 and 2004, is summarized as follows (in thousands):

			Adjusted		Adjusted Segment
	Revenues		Segment EBITDA		EBITDA Margin
	2005	2004	2005	2004	2005	2004
Industry	$19,772	$20,897	$6,016	$6,378	30.4%	30.5%
Technology	14,354	14,101	3,281	2,425	22.9%	17.2%
Lifestyle	11,233	3,914	5,142	(424)	45.8%	(10.8)%
Retail	5,627	5,751	1,905	1,920	33.9%	33.4%

Total	$50,986	$44,663	$16,344	$10,299

Financial information by segment for the nine months ended September 30, 2005 and 2004, is summarized as follows (in thousands):

			Adjusted		Adjusted Segment
	Revenues		Segment EBITDA		EBITDA Margin
	2005	2004	2005	2004	2005	2004
Industry	$57,225	$57,563	$17,219	$16,351	30.1%	28.4%
Technology	42,931	44,563	8,949	7,545	20.8%	16.9%
Lifestyle	32,069	25,022	15,800	9,669	49.3%	38.6%
Retail	15,906	16,412	5,047	4,526	31.7%	27.6%

Total	$148,131	$143,560	$47,015	$38,091

Industry
Three Months
Our Industry segment, which represented 38.8% and 46.7% of total Company revenues for the three months ended September 30, 2005 and 2004, respectively, serves customers in the manufacturing, design/engineering, mechanical systems/construction and government/compliance industries. For the three months ended September 30, 2005 and 2004, respectively, 82.9% and 88.4% of this segment’s revenues were generated from publishing operations, 9.9% and 7.3%, from trade shows and conferences, and 7.2% and 4.3% from online media products.
Revenues for this segment decreased $1.1 million, or 5.4%, from $20.9 million for the three months ended September 30, 2004 to $19.8 million, for the same period in 2005. This decrease was due to lower publishing revenues of $2.1 million, partially offset by higher online revenues of $0.5 million and higher trade show and conference revenues of $0.4 million. The decrease in publication revenues was due to lower quarter-on-quarter revenues from our manufacturing group of $1.5 million and our government/compliance group of $0.6 million. The decrease in our manufacturing and government/compliance group revenues has a result of lower year-on-year advertising revenues across a number of our brands as well as the absence of revenues from a special event issue that was produced in 2004 but not in 2005. The increase in online revenues was attributable to all groups within the Industry segment, with the manufacturing and design/engineering groups showing the largest quarter-on-quarter increases. Higher trade show and conference revenues was due to quarter-on-quarter revenue increases from our manufacturing group of $0.2 million and our construction group of $0.2 million.
Adjusted segment EBITDA for our Industry portfolio decreased $0.4 million, or 5.7%, from $6.4 million for the three months ended September 30, 2004 to $6.0 million for the same period in 2005. Industry publications decreased by $0.8 million, while trade shows and conferences increased $0.1 million and online media improved $0.3 million. The adjusted segment EBITDA margin for the three months ended September 30, 2005 was flat with the same period in 2004.
Nine Months
Our Industry segment represented 38.6% and 40.1% of total Company revenues for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, respectively, 88.5% and 92.6% of this segment’s revenues were generated from publishing operations, 4.6% and 3.3%, from trade shows and conferences, and 6.9% and 4.1% from online media products.
Revenues for this segment decreased $0.3 million, or 0.6%, from $57.6 million for the nine months ended September 30, 2004 to $57.2 million for the same period in 2005. This increase was due to lower publication revenues of $2.8 million, partially offset by higher online revenues of $1.6 million and higher trade shows and conference revenues of $0.7 million. The decrease in publication revenues was due to lower revenues from our manufacturing group of $2.2 million and our in 2004 government/compliance group of $1.0 million, partially offset by an increase of $0.4 million from our design/engineering group publications. The $2.2 million decline in the manufacturing group was due primarily to year-over-year decrease in advertising revenues across a number of our brands as well as the absence of revenues from a special event issue that was produced in 2004 but not in 2005. The increase in online revenues was attributable to all groups within the Industry segment, with the manufacturing and design/engineering groups showing the largest revenue increases. Higher trade show and conference revenues was due to IndustryWeek and Construction group road shows, which were held in 2005 but not in 2004, along with a year-over-year increase of revenues in the HVAC Comfortech trade show.

Revenues for the Industry segment reflect the aggressive response its business units have taken to customers’ need for integrated marketing solutions that incorporate more online and custom media products, in addition to print advertising and event exhibits or sponsorships.
Adjusted segment EBITDA for our Industry portfolio increased $0.9 million, or 5.3%, from $16.4 million for the nine months ended September 30, 2004 to $17.2 million for the same period in 2005. The Industry segment’s online media adjusted EBITDA improved $1.0 million and trade shows and conferences adjusted EBITDA increased $0.4 million, while publications decreased $0.5 million on reduced revenues. The increase in adjusted segment EBITDA margin was due primarily to higher revenues and cost reduction efforts undertaken in 2004.
Technology
Three Months
Our Technology segment, which represented 28.2% and 31.6% of total Company revenues for the three months ended September 30, 2005 and 2004, respectively, serves customers in the business technology, aviation, enterprise information technology and electronics industries. For the three months ended September 30, 2005 and 2004, respectively, 63.2% and 70.5% of this segment’s revenues were generated from publishing operations, 17.2% and 9.9% from trade shows and conferences, and 19.6% and 19.6% from online media products.
Revenues for this segment increased $0.3 million, or 1.8%, from $14.1 million for the three months ended September 30, 2004 to $14.4 million for the same period in 2005. The increase was due to higher trade show and conference revenues of $1.1 million and higher online media revenues of $0.1 million, partially offset by lower publishing revenues of $0.9 million. The increase in trade show and conference revenues was attributable to an increase in revenue from road shows. The increase in online media revenues was primarily due to the increased Web conference sales. The decrease in publishing revenues was primarily the result of lower revenues from our electronics and enterprise IT publications, partially offset by slightly higher revenues from our business technology and aviation group magazines. Lower electronics and enterprise IT group magazine revenues was partially due to the shutdown of our Wireless Systems Design magazine.
Adjusted segment EBITDA for our Technology portfolio increased $0.9 million, or 35.4%, from $2.4 million for the three months ended September 30, 2004 to $3.3 million for the same period in 2005. Publishing contributed $0.3 million of the increase, an increase of $0.5 million in the segment’s trade shows and conferences and an increase of $0.1 million from online media products. The increase in adjusted segment EBITDA margin was due primarily to cost-reduction efforts undertaken in 2004 for this segment, particularly in the publications product line.
Nine Months
Our Technology segment represented 29.0% and 31.0% of total Company revenues for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, respectively, 63.9% and 65.8% of this segment’s revenues were generated from publishing operations, 15.2% and 13.9% from trade shows and conferences, and 20.9% and 20.3% from online media products.
Revenues for this segment decreased $1.6 million, or 3.7%, from $44.6 million for the nine months ended September 30, 2004 to $42.9 million for the same period in 2005. The decrease was due primarily to lower publishing revenues of $1.9 million, offset by higher trade show and conference revenues of $0.3 million. Online media revenues remained flat. The decrease in publishing revenues was primarily the result of lower revenues from our enterprise IT and electronics publications, partially offset by slightly higher revenues from our business technology and aviation group magazines. Lower enterprise IT and electronics group magazine revenues was partially due to the shutdown of our ePro, and Wireless Systems Design magazines, along with a year-over-year decline in revenues from the Windows publications. The increase in trade show and conference revenues was primarily attributable to an increase in road show revenues partially offset by the cancellation of our Wireless Systems Design conference, which had revenues of $0.6 million in the first quarter of 2004 and was not repeated in 2005.
Adjusted segment EBITDA for our Technology portfolio increased $1.5 million, or 18.6%, from $7.5 million for the nine months ended September 30, 2004 to $9.0 million for the same period in 2005. The increase was attributable to online media growth of $0.3 million and publications growth of $1.2 million. Trade shows and conferences adjusted segment EBITDA remained flat. The increase in adjusted segment EBITDA margin was due primarily to publishing cost reductions.
Lifestyle
Three Months
Our Lifestyle segment, which represented 22.0% and 8.8% of total Company revenues for the three months ended September 30, 2005 and 2004, respectively, serves customers in the natural products industry. For the three months ended September 30, 2005 and 2004, respectively, 26.4% and 82.7% of this segment’s revenues were generated from publishing, 72.9% and 17.1% from trade shows and conferences and 0.7% and 0.2% from online media products.
Revenues for this segment increased $7.3 million, or 187.0%, from $3.9 million for the three months ended September 30, 2004 to $11.2 million for the same period in 2005. The increase was due to a $7.5 million increase in trade shows and conferences revenues and an increase of $0.1 million in online media revenues, offset in part by lower publishing revenues of $0.3 million. The increase in trade shows and conference revenues was due to the shift in timing of our Natural Products Expo East event, which was held in the fourth quarter of 2004 but in the third quarter of 2005. The decrease in publishing revenues was primarily due to a decline in low-carb advertising in 2005 compared with 2004.
Adjusted segment EBITDA for the Lifestyle segment increased $5.5 million, from a loss of $0.4 million for the three months ended September 30, 2004 to income of $5.1 million for the same period in 2005. Trade shows and conferences accounted for nearly all of this increase due to the timing shift noted above.
Nine Months
Our Lifestyle segment represented 21.6% and 17.4% of total Company revenues for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, respectively, 27.4% and 38.0% of this segment’s revenues were generated from publishing, 72.1% and 61.9% from trade shows and conferences, and 0.5% and 0.1% from online media products.
Revenues for this segment increased $7.0 million, or 28.2%, from $25.0 million for the nine months ended September 30, 2004 to $32.1 million for the same period in 2005. The increase was primarily due to an increase in trade show and conference revenues of $7.6 million and online media revenues of $0.1 million, offset by a decrease in publishing revenues of $0.7 million. The increase in trade shows and conference revenues was due to the timing shift of our Natural Products Expo East event, which was held in the fourth quarter of 2004 but in the third quarter of 2005 and to year-on-year growth in our Natural Products Expo West event, which was held in Anaheim, California, in March 2005. This increase in trade show and conference revenues was partially offset by the discontinuation of our Natural Products Expo Europe event, which was held in the second quarter of 2004 but not held in 2005. Online media revenues increased through the addition of new Web sites, as management attempts to drive revenue and profits by accelerating eMedia product development in this segment. These increases were partially offset by a decrease of $0.7 million in publishing revenues primarily due to a year over year decline in low-carb revenues.
Adjusted segment EBITDA for the Lifestyle segment increased $6.1 million, or 63.4%, from $9.7 million for the nine months ended September 30, 2004 to $15.8 million for the same period in 2005. Trade shows and conferences accounted for nearly all of this improvement due to the timing shift noted above.
In September 2005, Penton completed the acquisition of Kosher World, a two-year old event that will be co-located with our Natural Products Expo West event in March 2006. The kosher market has been growing at a rapid pace, driven by both broad consumer appeal for healthier foods and the growth in its religiously oriented customer base. Penton’s management believes that the acquisition of Kosher World will provide a good foundation for expansion into more specialty/ethnic/gourmet food markets.

Retail
Three Months
Our Retail segment, which represented 11.0% and 12.9% of total Company revenues for the three months ended September 30, 2005 and 2004, respectively, serves customers in the food/retail and hospitality industries. For the three months ended September 30, 2005 and 2004, respectively, 95.2% and 93.2% of this segment’s revenues were generated from publishing, 3.1% and 5.2% from trade shows and conferences, and 1.7% and 1.6% from online media products.
Revenues for this segment decreased $0.1 million, or 2.2%, from $5.7 million for the three months ended September 30, 2004, to $5.6 million for the same period in 2005. This decrease was due to lower trade show and conference revenues from our National Convenience Store conference, which was held in the third quarter. Publishing revenues and online media revenues remained flat, although a shift in timing of several special issues offset quarter-to-quarter publishing revenue declines of nearly $0.4 million.
Adjusted segment EBITDA for the Retail segment remained flat for the three months ended September 30, 2004 compared to the same period in 2005.
Nine Months
Our Retail segment represented 10.7% and 11.4% of total Company revenues for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, respectively, 93.6% and 92.7% of this segment’s revenues were generated from publishing, 4.4% and 5.8% from trade shows and conferences, and 2.0% and 1.5% from online media products.
Revenues for this segment decreased $0.5 million, or 3.1%, from $16.4 million for the nine months ended September 30, 2004, to $15.9 million for the same period in 2005. This decrease was due primarily to lower publishing revenues of $0.3 million and lower trade show and conference revenues of $0.3 million, partially offset by an increase in online media revenues of $0.1 million. The lower publishing revenues were due primarily to year-over-year revenues declines of $0.4 million for several of our magazines offset by $0.1 million in special issue revenues. Lower trade show and conference revenues were primarily due to the discontinuation of our Kids Marketing conference, which was held in 2004 and not repeated this year, along with lower year-over-year revenues from our National Convenience Store conference.
Adjusted segment EBITDA for the Retail segment increased $0.5 million, or 11.5%, from $4.5 million for the nine months ended September 30, 2004 to $5.0 million for the same period in 2005. The increase was due primarily to cost-cutting initiatives undertaken in 2004.
Liquidity and Capital Resources
Current Liquidity
At September 30, 2005, our principal sources of liquidity are our existing cash reserves of $10.3 million and available borrowing capacity under our Loan and Security Agreement of $36.8 million. During the third quarter, the Company repaid the $1.2 million balance outstanding on the Loan and Security Agreement at June 30, 2005 with cash provided from operations. In October 2005, the Company repurchased $10.0 million par value of the Subordinated Notes for a total of $9.4 million, including $0.4 million of accrued interest, using excess cash on hand and borrowings of $7.0 million under the Loan and Security Agreement.
In February 2005, the Company repurchased $5.5 million par value of its Subordinated Notes for $3.9 million, including $0.1 million of accrued interest, using excess cash on hand. The repurchase will reduce our interest charges by nearly $0.6 million annually.
Cash payments expected to be made in the fourth quarter of 2005 include:
•	debt service charges of $18.0 million;

•	repurchase Subordinated Notes for $9.4 million;

•	capital expenditures of approximately $0.3 million;

•	payments related to our business restructuring initiatives of approximately $0.3 million; and

•	a contribution of $0.5 million to our Retirement and Savings Plan.
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
Analysis of Cash Flows
Penton’s total cash and cash equivalents was $10.3 million at September 30, 2005, compared with $7.7 million at December 31, 2004. Cash provided by operating activities was $5.1 million for the nine months ended September 30, 2005 and cash used for operating activities was $10.0 million for the same period in 2004. Operating cash flows for the nine months ended September 30, 2005, reflected a net increase in working capital items of approximately $0.6 million and a net increase in non-cash charges (primarily depreciation and amortization) of approximately $8.2 million, offset by a net loss of $3.7 million. Operating cash flows for the nine months ended September 30, 2004, reflected a net loss of $65.5 million and a net decrease in working capital items of approximately $0.9 million, offset by non-cash charges (primarily impairment of assets, depreciation and amortization and restructuring charges) of approximately $56.4 million.
Investing activities provided $1.3 million of cash for the nine months ended September 30, 2005 primarily from net proceeds of $4.1 million from the sale of PM Europe in April 2005, offset by capital expenditures of $0.8 million and the acquisition of Kosher World Conference & Expo in June 2005 for $0.4 million and MSD2D of $1.4 million in August 2005. Investing activities used $2.2 million of cash for the nine months ended September 30, 2004 primarily for capital expenditures.
Financing activities used $3.9 million of cash for the nine months ended September 30, 2005 primarily due to the purchase of $5.5 million face value of our Subordinated Notes at prevailing market prices. Financing activities used $0.2 million of cash for the nine months ended September 30, 2004 primarily due to a decrease in cash overdrafts.
Debt Service
At September 30, 2005, we had total indebtedness of $327.0 million. Our principal obligations are described below.
Subordinated Notes:
In June 2001, we issued $185.0 million of the Subordinated Notes due June 2011, of which $169.5 million is outstanding at September 30, 2005 and $159.5 is outstanding as of the date of this filing. Interest on the notes is payable semiannually, on June 15 and December 15. The Subordinated Notes were offered at a discount of $4.2 million. This discount is being amortized using the interest method over the term of the Subordinated Notes. Costs representing underwriting fees and other professional fees of approximately $1.7 million are being amortized over the term of the Subordinated Notes. The Subordinated Notes are the Company’s unsecured senior subordinated obligations, subordinated in right of payment to all existing and future senior indebtedness, including the Loan and Security Agreement and the Secured Notes discussed below.

In October 2005, the Company repurchased $10.0 million par value of the Subordinated Notes for a total of $9.4 million, including $0.4 million of accrued interest, using excess cash on hand and borrowings of $7.0 million under the Loan and Security Agreement. The notes were purchased in the open market and were trading at 90% of their par value at the time of purchase. The repurchase resulted in a gain of approximately $0.8 million, which will be recorded in the fourth quarter of 2005.
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
The Secured Notes were offered at a discount of $0.8 million, which is being amortized, using the interest method, over the term of the Secured Notes. Costs representing underwriting fees and other professional fees of $6.6 million are being amortized over the term of the Secured Notes. The Secured Notes rank senior in right to all of our senior subordinated indebtedness, including our Subordinated Notes. The guarantees are senior secured obligations of each of our subsidiary guarantors and rank senior in right of payment to all subordinated indebtedness of the subsidiary guarantors, including the guarantees of our Subordinated Notes, and equal in right of payment with all of our senior indebtedness. The notes and guarantees are collateralized by a lien on substantially all of our assets and those of our subsidiary guarantors, other than specified excluded assets. Excluded assets consist of, among other things, the capital stock of Duke Communications International, Inc. and Internet World Media, Inc.; the capital stock of our foreign subsidiaries directly owned by us or the subsidiary guarantors which exceed 65% of the outstanding capital stock or equity interest of such foreign subsidiaries; and all of the capital stock of our other foreign subsidiaries.
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

Loan and Security Agreement:
In August 2003, the Company entered into a four-year revolving Loan and Security Agreement. Pursuant to the terms of the Loan and Security Agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.0x the Company’s last twelve months Consolidated Adjusted EBITDA; (iii) 40% of the Company’s last six months of revenues; or (iv) 25% of the Company’s enterprise value, as determined annually by a third party. The Loan and Security Agreement facility bears interest at LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months consolidated adjusted EBITDA to 2.0x. The Loan and Security Agreement permits the Company to sell assets of up to $12.0 million in the aggregate during the term or $5.0 million in any single asset sale, and complete acquisitions of up to $5.0 million per year. Included in the Loan and Security Agreement are three stand-by letters of credit of $0.1 million, $0.1 million and $0.9 million, respectively, required by certain facility leases. The amounts of the letters of credit reduce the availability under the Loan and Security Agreement. As of September 30, 2005, no amounts were drawn under the stand-by letters of credit. Costs representing bank fees and other professional fees of $1.9 million are being amortized over the life of the agreement. At September 30, 2005, $36.8 million was available under the Loan and Security Agreement.
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
Consolidated EBITDA is a non-GAAP financial measure that is presented as a measure of our ability to service debt. It should not be construed as an alternative to either income (loss) before income taxes, or cash flows from operating activities. Our inability to borrow based on the terms of the Loan and Security Agreement could have a material adverse effect on our liquidity and operations. Accordingly, management believes that the presentation of Consolidated Adjusted EBITDA will provide investors with information needed to assess our ability to continue to have access to funds as necessary. The following table presents a reconciliation of net loss to EBITDA and Consolidated Adjusted EBITDA (in thousands). Other companies may calculate similarly titled measures differently than we do.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$259	$(44,396)	$(3,732)	$(65,524)
Interest expense	9,354	9,693	28,100	28,513
Provision (benefit) for income taxes	618	(369)	2,014	1,162
Depreciation and amortization	1,993	2,168	6,570	7,843

EBITDA	12,224	(32,904)	32,952	(28,006)

Loan and Security Agreement Adjustments:
Impairment of assets	—	34,466	—	34,466
Restructuring and other charges	(22)	1,261	230	5,623
Provision for loan impairment	—	—	—	1,717
Executive separation costs	1	21	4	2,722
Non-cash compensation	4	25	18	707
Interest income	(41)	(38)	(103)	(174)
Discontinued operations, net of taxes	—	3,595	2,959	5,719
Gain on extinguishment of debt	—	—	(1,589)	—
Other, net	69	15	93	11

Consolidated Adjusted EBITDA	$12,235	$6,441	$34,564	$22,785

Credit Ratings
Our credit ratings as of the date of this report are as follows:

	S&P	Moody’s
$169.5 million 10-3/8% Senior Subordinated Notes	CCC-	Ca
$157.5 million 11-7/8% Senior Secured Notes	CCC+	B3
Corporate Rating	CCC+	Caa3
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
At September 30, 2005 an event of non-compliance continued to exist under our Series C Preferred stock because the Company’s leverage ratio of 8.5 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeded 7.5. Upon the occurrence of this event of non-compliance, the 5% per annum dividend rate on the preferred stock has increased to the current maximum rate of 10% per annum. The dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5.
The conversion price of the Series C Preferred stock at September 30, 2005 was $7.61.
The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company’s outstanding notes or the Loan and Security Agreement. As such, there is no acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences have not resulted in any cash outflow from the Company.
Under the conversion terms of the Series C Preferred, each holder has a right to convert dividends into shares of common stock. At September 30, 2005, no dividends have been declared. However, in light of each holder’s conversion right and considering the increase in the dividend rate, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). For the nine months ended September 30, 2005, $5.7 million has been reported as an increase in the carrying value of the Series C Preferred stock and a charge to capital in excess of par value in light of the stockholders’ deficit.

In September 2004, the Board of Directors of the Company created the Series M Preferred stock (“Series M Preferred”) to give management an equity stake in the performance of the Company. The Series M Preferred is limited to 150,000 shares, of which 69,000 shares have been issued at September 30, 2005. The Series M Preferred is treated under fixed plan accounting and is classified in the mezzanine section of the consolidated balance sheets because redemption is outside the control of the Company.
Among other rights and provisions, the Series M Preferred provides that the holder of each share will receive a cash distribution upon any liquidation, dissolution, winding up or change of control of the Company. The amount of such distribution is first a percentage of what the holders of Series C Preferred would receive, and second a percentage of what the holders of the Company’s common stock would receive, in each case, upon such liquidation, dissolution, winding up or change of control.
If the Company had been sold on September 30, 2005, the bondholders would have been entitled to receive $330.3 million and the preferred stockholders would have been entitled to receive $162.4 million before the common stockholders would have received any amounts for their common shares. In addition, the Series M Preferred holders would receive 8% of all amounts the common stockholder would receive. The amount the preferred stockholders would be entitled to receive could increase significantly in the future under certain circumstances. Common stockholders are urged to read the terms of the preferred stock in their entirety.
CONTRACTUAL OBLIGATIONS
The following are summaries of our contractual obligations and other commercial commitments as of September 30, 2005 (in thousands):

		Annual Payments Due
					After
	2005	2006	2007	2008	2008	Total
10-3/8% Senior Subordinated Notes (1)	$—	$—	$—	$—	$169,500	$169,500
11-7/8% Senior Secured Notes (1)	—	—	157,500	—	—	157,500
Interest on indebtedness (1)	18,144	36,289	36,289	17,586	43,964	152,272
Capital lease obligations	6	24	25	25	4	84
Operating leases obligations (2)	1,707	5,255	4,663	4,496	8,024	24,145
Printing contract obligation (3)	6,000	6,000	6,000	6,000	18,000	42,000
Communications service agreement (4)	291	800	133	—	—	1,224
Expected pension contributions (5)	—	—	1,800	—	—	1,800
Other long-term obligations reflected in the balance sheet	67	44	44	—	—	155

Total	$26,215	$48,412	$206,454	$28,107	$239,492	$548,680

(1)	There are no required debt principal payments until October 2007. Interest is paid semi-annually in June and December for the Subordinated Notes and April and October for the Secured Notes. In February 2005, the Company repurchased $5.5 million par value of its Subordinated Notes for $3.9 million, including $0.1 million of accrued interest. The Subordinated Notes were purchased in the open market and were trading at 69% of their par value at the time of purchase. As a result of this repurchase, future interest payments will be reduced annually by approximately $0.6 million. In addition, in October 2005, the Company repurchased $10.0 million par value of the Subordinated Notes for a total of $9.4 million, including $0.4 million of accrued interest, using excess cash on hand and borrowings of $7.0 million under the Loan and Security Agreement. The notes were purchased in the open market and were trading at 90% of their par value at the time of purchase.

(2)	We lease all of our facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2013 and some contain various provisions for rental adjustments.

(3)	In February 2005, the Company signed a new agreement with R.R. Donnelley, which expires in December 2011, unless a minimum revenue commitment of $42.0 million is not reached, at which time the agreement would extend until the commitment is reached.

(4)	In February 2004, the Company amended its communication services agreement with Sprint, originally entered into in 2002, to extend the term to February 2007. The agreement provides for annual minimum usage levels by Penton of $0.8 million each year.

(5)	Based on current estimates the Company expects to make a contribution of approximately $1.8 million to its defined benefit plan in 2007. No contributions are expected in 2005 or 2006. Due to the presence of significant variables, actual future contributions may differ materially.
We expect to make contributions totaling $1.6 million to the employees Retirement Savings Plan accounts in 2005, of which, $1.1 million has already been paid. Contributions are made at the discretion of our Board of Directors.
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
The Company has three stand-by letters of credit of $0.1 million, $0.1 million and $0.9 million respectively, required related to facility leases. As of September 30, 2005, no amounts were drawn under the stand-by letters of credit.
Risk Factors
Management’s concerns remain consistent with and should be read in conjunction with the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
New Accounting Pronouncements
See Note 1 — Accounting Policies, New Accounting Pronouncements, of the notes to the consolidated financial statements.
Critical Accounting Policies and Estimates
During the nine months ended September 30, 2005, there were no significant new or changes in any critical accounting policies or estimates.
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
Forward-Looking Information — Safe Harbor Statement
This discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future results. Penton considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. Although Penton believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. A number of important factors could cause Penton’s results to differ materially from those indicated by such forward-looking statements, including, among other factors:
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our long-term debt consists of Secured Notes and Subordinated Notes with interest at fixed rates. Consequently, we do not have significant interest rate risk exposure related to our long-term debt. However, the fair value of our notes fluctuates with the market, as they are publicly traded. At September 30, 2005, the fair value of the Subordinated Notes and the Secured Notes was $157.6 million and $165.4 million, respectively, compared to $115.5 million and $157.5 million, respectively, at December 31, 2004. The fair value of the notes is determined by the price investors are willing to pay in the open market. We currently do not manage the fair value risk related to our notes.
The table below provides information about the expected cash flows associated with our long-term debt obligations and their fair value at September 30, 2005 (in thousands):

	Expected Maturity Date
	for the Years Ended December 31,
							Fair
	2005	2006	2007	2008	2011	Total	Value
Long-Term Debt:
Senior Subordinated Notes	—	—	—	—	$169,500	$169,500	$157,635
Interest rate	10-3/8%	10-3/8%	10-3/8%	10-3/8%	10-3/8%	10-3/8%

Senior Secured Notes	—	—	$157,500	—	—	$157,500	$165,375
Interest rate	11-7/8%	11-7/8%	11-7/8%	—	—	11-7/8%
During the nine months ended September 30, 2005, there were no other significant changes related to the Company’s market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure and controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures.
As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of, this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were not effective because of the material weakness discussed below.
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
Management evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, “Materiality” and concluded that the cumulative effects of the corrections were material to its annual consolidated financial statements for 2004, 2003 and 2002 and the related quarterly consolidated financial statements for such periods. As a result, management concluded that it would restate its previously issued consolidated financial statements to recognize the impact of the correction. For complete details, see Note 2 — Restatement, in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
We are continuing to implement steps to remediate this matter by adding additional levels of tax review and requiring all personnel who have responsibilities for the Company’s income taxes to attend an annual SFAS 109 review course.
Changes in Internal Control Over Financial Reporting
During the Company’s fiscal quarter ended September 30, 2005, there were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a — 15(f) and 15(d) — 15(f)), that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: November 14, 2005

INDEX OF EXHIBITS

Exhibit No.	Description of Document
31.1	Principal executive officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal financial officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.