Form 10-K
period 2005-12-31
PENTON MEDIA INC
filed 2006-03-21
CIK 1062441

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

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                        OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                          COMMISSION FILE NUMBER 1-14337
                                PENTON MEDIA, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                                              36-2875386
------------------------------------------------------ ------------------------------------------------------

               (STATE OF INCORPORATION)                         (I.R.S. EMPLOYER IDENTIFICATION NO.)

                 1300 EAST NINTH STREET, CLEVELAND, OHIO 44114
                 ---------------------------------------------

              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  216-696-7000
               -------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
                 -------------------                         -----------------------------------------
            COMMON STOCK, $0.01 PAR VALUE                         OVER-THE-COUNTER BULLETIN BOARD

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes [ ]     No [X]

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]     No [X]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
   Large accelerated filer [ ]     Accelerated filer [ ]     Non-accelerated
                                   filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X]

     The aggregate market value of common stock held by non-affiliates of Penton Media, Inc., computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2005, at a closing price of $0.35 per share, was approximately $9,557,203. Shares of common stock held by each officer and director, their respective spouses, and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 AS OF MARCH 13, 2006 34,488,719 SHARES OF PENTON MEDIA, INC. COMMON STOCK WERE
                                  OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 16, 2006 are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PENTON MEDIA, INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                      PART I
Item 1.          Business....................................................    3
Item 1A.         Risk Factors................................................   16
Item 1B.         Unresolved Staff Comments...................................   21
Item 2.          Properties..................................................   21
Item 3.          Legal Proceedings...........................................   22
Item 4.          Submission of Matters to a Vote of Security Holders.........   22

                                      PART II
Item 5.          Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities...........   22
Item 6.          Selected Financial Data.....................................   23
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   25
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   55
Item 8.          Financial Statements and Supplementary Data.................   56
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  111
Item 9A.         Controls and Procedures.....................................  111
Item 9B.         Other Information...........................................  111

                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........  112
Item 11.         Executive Compensation......................................  112
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................  112
Item 13.         Certain Relationships and Related Transactions..............  113
Item 14.         Principal Accountant Fees and Services......................  113

                                      PART IV
Item 15.         Exhibits and Financial Statement Schedules..................  113
Signatures...................................................................  116

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Penton Media is a diversified business-to-business ("b-to-b") media company. We provide media products that deliver proprietary business information to owners, operators, managers and professionals in the industries we serve. Through these products, we offer industry suppliers multiple ways to reach their customers and prospects as part of their sales and marketing efforts. We publish 39 specialized trade magazines, produce more than 80 trade shows, conferences and roadshows, and provide 47 Web sites, as well as electronic newsletters, Web conferences and other Web-based media products.

     We are structured along segment and industry lines rather than by product lines. This enables us to promote our related group of products, including publications, trade shows and conferences, and online media products, to our customers. Our four principal segments and the industries they serve are as follows:


           INDUSTRY                                 TECHNOLOGY
           Manufacturing                            Enterprise Information Technology
           Design/Engineering                       Electronics
           Mechanical Systems/Construction          Business Technology
           Government/Compliance                    Aviation

           LIFESTYLE                                RETAIL
           Natural Products                         Food/Retail

     Since our founding in 1892, we have grown from an industrial trade magazine publishing company into an integrated b-to-b media company serving a wide range of industrial, technology and retail markets. We became an independent company, incorporated in the State of Delaware, as a result of our spinoff from Pittway Corporation in August 1998.

     Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to our continuing operations. Our discontinued operations consist of Penton Media Europe ("PM Europe"), which was substantially sold in April 2005, Penton Media Germany ("PM Germany"), which was substantially sold in December 2004, and Professional Trade Shows ("PTS"), which was sold in January 2003. The sale of PM Germany in December 2004, did not qualify for discontinued operations treatment because PM Germany and PM Europe were considered one component for Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), purposes and PM Europe did not meet the held for sale criteria at such date. However, since PM Europe was sold in April 2005, the results of PM Germany are now reported as part of discontinued operations for all periods presented.

     Unless the context otherwise requires, the terms "we," "our," "us," "Company," and "Penton" as used herein refer to Penton Media, Inc. and its subsidiaries.

AVAILABLE INFORMATION

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

RECENT DEVELOPMENTS

SENIOR SUBORDINATED NOTES REPURCHASE

     In the fourth quarter of 2005, we repurchased $14.2 million par value of our 10 3/8% senior subordinated notes ("Subordinated Notes") for $12.8 million, using cash on hand from operations and funds from the Company's Loan and Security Agreement revolver. These notes were purchased in the open market and were trading at 90% of their par value at the time of purchase. The purchase resulted in a gain of $1.1 million in the quarter. This buyback was in addition to the repurchase of $5.5 million of Subordinated Notes in February 2005, in which we recognized a gain of $1.6 million.

ACQUISITIONS

     On August 8, 2005, we acquired 100% of the capital stock of DVGM & Associates, a California corporation doing business under the name MSD2D (Microsoft Developer-to-Developer), for approximately $1.4 million in cash. MSD2D's portfolio targets IT system administrators and developers working with Microsoft Exchange, SharePoint, .NET, and Security. Their products include Web sites, directories, email newsletters, trade show programs, webcasts and databases, all of which complement our other Microsoft product sets.

     On June 21, 2005, we acquired the assets of Kosher World Conference & Expo ("Kosher World") from Shows International for nearly $0.4 million in cash plus contingent considerations of up to $0.7 million based on the achievement of specified revenue targets for the 2006 event. Kosher World, which was launched two years ago, is a retail-based event serving the kosher market, with emphasis on bringing kosher food products marketers together with buyers from the mass-market grocery channel. Kosher World will be co-located with our Natural Products Expo West event in Anaheim, California, beginning in March 2006.

SALE OF PROPERTIES

     In April 2005, we completed the sale of 90% of our interest in PM Europe for approximately $4.4 million in cash, with no gain or loss on disposal. PM Europe was part of our former International segment. We account for our remaining 10% interest using the cost method, as we do not exercise significant influence.

     In December 2004, we completed the sale of 70% of our interest in PM Germany, a consolidated subsidiary, to Neue Medien Ulm Holdings GmbH ("Neue Medien"), for $0.8 million in cash. PM Germany was part of our former International segment. We retain a 15% interest in PM Germany, which includes a call/put option. We account for this investment using the cost method, as we do not exercise significant influence.

     Management determined that our European operations did not fit our strategic growth objectives as we focus new product innovation on eMedia and on leveraging our strong print brands for further expansion in the United States and Asia.

OUR INDUSTRY

     The b-to-b media industry provides information in various formats to targeted business and professional audiences. B-to-b media include print products such as magazines and newsletters; in-person media such as trade shows and conferences; and online media, such as Web sites, Web conferences, electronic newsletters, and electronic books; and custom media products.

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

     As the economy strengthened in 2003 and companies gained confidence in their business results and re-engaged in marketing investment, b-to-b media experienced growth, albeit modest. In 2004, total b-to-b media spending grew at an accelerated rate of 5.2%, according to Veronis Suhler Stevenson's Communications ("VSS") Industry Forecast 2005 Edition.

     For 2005, VSS projects the growth for the overall b-to-b media segment at 5.9%, fueled by gains in spending on trade shows and double-digit increases in eMedia spending. VSS projects spending on b-to-b magazines in 2005 to grow by 2.7%, largely because of increased spending in healthcare, banking, automotive and construction magazines.

     VSS forecasts that the total b-to-b media industry market will grow at a compound annual rate of 5.8% from 2004 to 2009 to $27.7 billion, compared with a 0.1% decline in the previous five-year period. VSS bases its forecast on b-to-b media companies continuing to expand their online media business in response to marketers' growing need for return on investment, on their success in selling advertising and trade show space more consultatively, and on their ability to deliver successful custom media solutions to their customers.

THE PENTON BUSINESS MODEL

     Penton's strategic goal is to be the leading provider of integrated media and marketing solutions in the target markets we serve. Our approach in serving our markets is "delivery agnostic," meaning, we deliver information products and marketing services to fit our information-user customers' desires for receiving information in a multitude of formats and our marketing customers' needs to reach qualified prospects through efficient, creative and integrated media channels.

     Our business is organized along segment and industry lines, rather than product lines. This business model allows our staff to develop deeper market knowledge and experience that benefits our customers through our ability to develop and produce the most relevant and timely information products, and our ability to provide strategic counsel and services to marketers that reflect the most current market conditions, trends and opportunities.

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

     Penton owns dozens of historic media brands, including 16 magazines that have served their industries for more than 50 years. Each of our business units innovatively leverages the trust in and brand equity of its print portfolio to introduce unique, needs-driven products in a variety of media formats. This has led to greater diversification of our revenues streams, and we believe it has also earned our staff a reputation for being innovative and highly knowledgeable about their markets.

IN PRINT: PUBLICATIONS

     We produce 39 specialized trade magazines that are published six times or more per year, primarily in the United States. These titles have an average monthly circulation of more than 3 million readers.

     Of our 32 magazines that are audited by a third-party service, 17 magazines hold the number-one or number-two market share position in their target markets, based on the number of advertising pages, and 1 has no direct competitor. In addition, 3 Penton titles that are tracked internally for market share performance are number-one or number-two in their markets, and 3 additional titles have no direct competitors.

     Our publications are recognized for the quality of their editorial content; since 2000, our magazines have won more than 260 editorial awards.

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

     In addition, each of our publications has its own editorial staff. To preserve the editorial integrity of each publication's news reporting and analysis, we seek to maintain separation between the editorial and sales staffs of each publication. We believe that our reputation for objective, fair, and credible editorial content contributes significantly to our success.

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

ONLINE: WEB SITES, ELECTRONIC NEWSLETTERS, WEB CONFERENCES

     Online media has continued to expand rapidly as marketers shift spending into eMedia marketing strategies that compliment their print marketing strategies or integrate into broad, multi-media marketing programs. In step with these trends, Penton's eMedia product line is the fastest growing part of our business. We produce 47 Web sites that in 2005 generated 13.5 million average monthly page views and a total of more than 43.2 million unique users. We are aggressively building vertical search into appropriate sites or developing dedicated vertical search sites, which we believe could contribute meaningfully to our future eMedia financial results. Currently, 7 of our sites incorporate sophisticated vertical search capabilities. Vertical search allows users to execute productive searches for professional information that is specific to their targeted vertical markets, eliminating wasted time in sifting through extensive, unrelated search results that are produced by general search engine sites. With rapidly growing use of vertical search Websites by professionals who have buying and specification roles, advertisers have been dedicating significant marketing expenditures on these sites to gain a presence for their products and services and to drive user traffic to their own sites.

     We produce 90 branded eNewsletters. In 2005, we conducted 316 Web conferences, up from 225 in 2004. Our online portfolio also includes 23 digital magazines, including 3 digital-only magazines; topic-specific microsites, and electronic books. These latter products provide timely and focused information to highly targeted professionals, and typically are sponsored by advertisers interested in delivering marketing information to these professionals because of their product/service purchasing or specifying responsibilities.

     We believe we have a competitive advantage in the eMedia business because of our established customer relationships in the markets we serve, the industry and product development expertise of our staff, and the opportunities we have to promote our online media to targeted audiences through our magazines and trade shows and in Penton media products that serve related markets.

     Our goal is to transform Penton so that we are as experienced with eMedia as we are with print and in-person events. We are pursuing this goal through aggressive educational programming and staff development. We have hired eMedia product managers for every operating group to develop each group's eMedia product line, manage implementation and support/train sales staffs. We also are refocusing our content teams to the unique opportunities in eMedia to expand service to their readers and broaden their overall audience.

     Our eMedia business decisions are made within our market-focused brand groups, where customer needs and desires are best understood, allowing us to adapt quickly to specific market opportunities. Much of our development and operations is centralized, enabling us to efficiently leverage technology platforms, gain superior vendor contracts, and build best-of-class development expertise.

     We believe our teams have spawned a number of eMedia innovations. For example, we believe Penton was the first b-to-b media company to launch roadblock ads (high-impact, full-screen ads that appear in advance of a Web page being viewed) and half-page Web ads; was one of the first b-to-b media companies to launch sponsored eBooks; is one of the top producers of b-to-b webcasts; that we were first in many of our markets to introduce blogs and RSS feeds; that we introduced digital-only magazines ahead of our competitors; and that we are pioneering b-to-b vertical search.

IN PERSON: TRADE SHOWS, CONFERENCES AND ROADSHOWS

     We produce more than 80 trade shows, conferences and roadshows, which attract attendees with purchasing and specifying responsibility.

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

     In the past few years, we have generated significant revenues from production of roadshow conferences. These events are typically sponsored by a single sponsor or a small group of sponsors and address special topics of interest to business attendees. In 2005, we produced roadshow conferences in 54 cities throughout the U.S., Europe and the Middle East. Roadshow conferences take place in multiple markets as determined by concentration of local attendees and the marketing objectives of sponsors. As a turnkey organizer, Penton typically manages content development, recruitment of presenters, attendee marketing and site logistics. Sponsorship fees represent the greatest source of revenues for roadshows, although we sometimes also generate attendee registration fees.

CUSTOM MEDIA

     Custom media continues to evolve as a significant growth business within b-to-b media and at Penton. Our mission to provide integrated media and marketing solutions to our customers has put increased emphasis on our custom media capabilities. We have built a highly effective internal operation to meet our customers' desire for unique, highly creative solutions that allow them to address specific challenges or business opportunities. Our Custom Media team serves customers in Penton's existing end markets, as well as other markets not served by our product portfolio.

     We produce a wide range of custom communications, such as sponsored magazines, newsletters, Web sites, eBooks, internal communications programs for corporations, catalogs, education and training materials, and custom communications for associations.

     We also offer a variety of custom data products that our customers use in their direct marketing and promotional efforts. These include article reprints and electronic re-use rights of our editorial content, industry directories, and rental use of our magazine subscriber and event attendee databases.

2006 BUSINESS STRATEGY

     Over the past four years, Penton has responded aggressively to the severe downturn in our financial results. We substantially reduced the Company's fixed costs by reducing our net headcount by 57.9% in the period 2001 through 2005 to 703 positions, including 23 positions in 2005, freezing our pension plan and introducing a defined contribution plan; reducing capital spending; outsourcing certain corporate and division functions; renegotiating key vendor contracts; and implementing process improvements.

     Our strategy for restoring stockholder value is directed toward expanding revenues so that the operating leverage that these cost savings has created will result in improved cash flows and return the Company to a positive net cash flow position.

     The key elements of our strategy are to:

     - Focus on building a full "tripod" of media offering for our markets, providing a full range of media across print, online and event delivery channels;

     - Continue to aggressively build out our eMedia offerings, pursuing vertical search and features focused on developing community in our customer markets;

     - Augment our offering with highly creative and effective custom media and data-driven products;

     - Leverage and increase brand relationships within Penton and extend the market equity of our long-established, respected media brands so as to successfully launch new products for our customers;

     - Provide valued services that build community and meaningful buyer-seller connections in the markets we serve, thereby differentiating Penton from its competitors;

     - Continue to seek cost efficiencies and business process improvements.

OUR BUSINESS SEGMENTS

     Our four segments derive their revenues from in-print publications, in-person trade shows and conferences, and online media to customers in the industries we serve. Segment results are regularly reviewed by the Company's executive management team to determine how resources will be allocated to the segments and in assessing segment performance.

     For information about the revenues from external customers, adjusted segment EBITDA and total assets of each of our business segments, see Note
16 -- Segment Information, in the notes to consolidated financial statements included herein. In addition, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations provides a description of segment results.

INDUSTRY SEGMENT

     Content of our Industry publications, trade shows and conferences, and online media products is geared to customers in the manufacturing, design/engineering, mechanical systems/construction, and government/compliance industries. Our Industry segment generated 38.9%, 38.6%, and 39.9% of our total revenues in 2005, 2004 and 2003, respectively. The percentages of our Industry segment revenues by product line are as follows:

                                                              2005   2004   2003
                                                              ----   ----   ----
Publishing..................................................  88.7%  92.7%  94.8%
Trade shows and conferences.................................   3.8%   2.8%   2.4%
Online media................................................   7.5%   4.5%   2.8%

MANUFACTURING:

     Our manufacturing portfolio represented approximately 10.3% of our revenues in 2005. This portfolio targets executives in manufacturing organizations, managers of industrial facilities, material handling engineers, third-party logistics providers, and management personnel in the machine tool and metals industries. Many of our products in this portfolio have a long history and are leaders in the industry. They include the following:

     - IndustryWeek, first published in 1882, along with the IndustryWeek.com Web site, brings together senior manufacturing executives to explore business issues, strategies, trends and technologies that can help them succeed in today's "better, faster, cheaper" global economy. IndustryWeek focuses on providing well-informed ideas and best practices presented from an authoritative point-of-view.

     - IndustryWeek Smart Conference, an educational conference for manufacturing business leaders, which offers practical knowledge to improve their businesses by focusing on smart solutions to drive sales, cut costs, compete more successfully and be more profitable. The IndustryWeek group also offers the IndustryWeek/Association of Manufacturing Excellence Best Plants Conference, which focuses on the award-winning strategies employed by the top 10 manufacturing plants in North America.

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

     - Logistics Today magazine and the LogisticsTODAY.com Web site serve the transportation, warehousing and distribution, technology, and global business markets. Their content focuses on what is new, what others are doing, and what trends will impact future work.

     Competition for this portfolio includes the manufacturing demographic editions of both BusinessWeek and Fortune magazines which compete against IndustryWeek; Modern Machine Shop, published by Gardner Publications, which competes against American Machinist; Modern Material Handling, which competes with Material Handling Management; Logistics Management magazine, published by Reed Business Information U.S. ("Reed"), and Inbound Logistics, published by Thomas Publishing Company, which compete with Logistics Today.

DESIGN/ENGINEERING:

     The design/engineering portfolio represented approximately 10.7% of our revenues in 2005. This portfolio serves the information needs of engineers and designers in the original equipment manufacturer ("OEM"), medical and biomedical markets, and designers and engineers of products that incorporate hydraulic and motion systems technologies. Leading products in this portfolio include the following:

     - Machine Design magazine, first published in 1929, holds the greatest share of advertising pages in its market. Machine Designserves design engineers in the OEM market, process and consulting industries. It provides design engineers with information on new technologies, industrial developments, research and development activities, products, and engineering procedures for designing manufactured products. Articles concentrate on practical applications, new developments and solutions to design problems. The machinedesign.com Web site is an online source that provides useful design engineering information.

     - Hydraulics & Pneumatics serves design engineers, manufacturing engineers and other technical personnel who are involved in buying or specifying fluid power components, systems, materials and controls.

     - Medical Design magazine focuses on engineers and engineering managers who design, develop, and manufacture components, products and systems for the medical and biomedical industry.

     - Motion System Design magazine is written for design and manufacturing engineers personally involved in designing motion systems for manufactured products and industrial machinery.

     Competition in this portfolio includes Design News and Product Design & Development magazines, which are published by Reed.

MECHANICAL SYSTEMS/CONSTRUCTION:

     The mechanical systems/construction portfolio represented approximately 7.1% of our revenues in 2005. This portfolio serves engineers, designers, and contractors in the mechanical systems (heating/ventilation/air conditioning/refrigeration/plumbing) markets, as well as professionals in the architectural and construction trades. Our leading products in this portfolio have a long history in the industry and a reputation of excellence. They include:

     - Contracting Business, first published in 1944, is dedicated to the residential, commercial and industrial mechanical systems contracting marketplace. Its editorial coverage includes new market opportunities, Internet technologies, design and engineering, and the service and maintenance of heating/ventilation, air conditioning, refrigeration and plumbing systems.

     - HVAC Comfortech tradeshow is a residential and light commercial conference and product showcase designed for HVAC contractors. The event consists of four days of seminar sessions, social events and numerous opportunities to visit an exhibit hall featuring new products and technologies.

     - For over 50 years, Contractor magazine has been the news magazine for mechanical contracting. Editorial content focuses on industry news, market trends, business management advice and new product information exclusively for plumbing, heating and piping contractors.

     - HPAC Engineering magazine, first published in 1929, serves the growing mechanical engineered systems market in the areas of building construction, renovation and retrofit. Editorial content features articles in the areas of systems design and sizing, facility and energy management controls systems, energy and water efficiency, indoor air quality, comfort management, and deregulation.

     The main competitors for these magazines are ACHR News and Plumbing & Mechanical magazines, both published by Business News Publishing, as well as Engineered Systems magazine, which is published by BNP Media.

GOVERNMENT/COMPLIANCE:

     The government/compliance portfolio represented approximately 10.8% of our revenues in 2005. Products in this portfolio target government buyers and professionals who manage industrial safety, occupational health and environmental compliance. The leading products in this portfolio include:

     - Government Product News, which was established in 1962 and ranks number one in advertising market share, is a product information magazine read by government managers, engineers, administrators, department heads and procurement professionals who specify, plan and buy for city, county, state, and federal governments. Editorial content includes products, services and case histories. The Company also offers a Web site, govpro.com for government professionals.

     - Occupational Hazards magazine, first published in 1938, serves the occupational safety and industrial hygiene market. Editorial content provides information to meet Occupational Safety and Health Administration ("OSHA") and Environmental Protection Agency ("EPA") compliance requirements, improve the management of safety, industrial hygiene and environmental programs, and to find products and services that protect employees and property. The occupationalhazards.com Web site is a comprehensive online source for the safety, health and environmental professional.

     - New Equipment Digest, first published in 1936, presents concise descriptions and photos of new and/or improved industrial products, materials, components, equipment and services that established companies want to sell. The newequipment.com Web site contains a variety of product descriptions and gives visitors the ability to request more information from manufacturers.

     Government Product News has three main competitors: American City & County,published by Primedia; Public Works, published by Hanley Wood; and Governing Magazine, published monthly by Congressional Quarterly Inc. Occupational Hazards magazine's main competitors are Occupational Health & Safety magazine, which is published by Stevens Publishing, and Industrial Safety & Hygiene Newsmagazine, published by Business News Publishing.

TECHNOLOGY SEGMENT

     Content of our Technology publications, trade shows and conferences, and online media products is geared to customers in the electronics, enterprise information technology, aviation and business technologies industries. Our Technology segment generated 32.2%, 32.0%, and 32.7% of our total revenues in 2005, 2004, and 2003, respectively. The percentage of our Technology segment revenues by product line are as follows:

                                                              2005   2004   2003
                                                              ----   ----   ----
Publishing..................................................  60.0%  64.4%  71.1%
Trade shows and conferences.................................  20.3%  16.6%  12.5%
Online media................................................  19.7%  19.0%  16.4%

ENTERPRISE INFORMATION TECHNOLOGY:

     The enterprise information technology portfolio represented approximately 17.8% of our revenues in 2005. Our products in this portfolio serve professionals involved with the Microsoft Windows NT/2000/.NET/XP and SQL, IBM iSeries/AS400 and Lotus Domino application server environments; information security; graphics applications; and the emerging market addressing convergence of home office, controls and entertainment technologies. Leading products in this portfolio include:

     - Windows IT Pro Magazine and the windowsitpro.com Web site, which serve Windows IT professionals by providing problem-solving information about the Windows platform, including Microsoft's .NET Framework, Windows XP, Windows 2000 and Windows NT.

     - iSeries NEWS magazine, which helps iSeries and AS/400 professionals make strategic business decisions, solve programming problems, improve performance and security, and assess hardware and software products.The iSeries group offers a Web site and a daily e-newletter to reach customers online.

     - SQL Server Magazine and sqlmag.com Web site are the independent guides to using SQL Server as a business application development platform.

     - SQL Server Magazine Live conference is a guide to building enterprise-class business solutions involving SQL Server and related technologies. We developed SQL Server Magazine Live for corporate software and solution developers, database administrators, integrators, data modelers and designers, IT managers, and data warehousing specialists.

     - Tech Conferences produces 10 conferences that serve the computer programming and applications development market. The conferences educate the attendees on current issues, upgrades and advancements in Windows, Exchange, ASP and VS.

     In addition, the enterprise information technology portfolio hosts numerous roadshows throughout the year. A roadshow is a custom conference event bringing buyers and sellers together in multiple cities to introduce products and services and to generate sales leads for the sponsor.

     Competitors for our media serving the Microsoft arena include: Windows Server System, published by Fawcette Technical Publications; Redmond, published by 101 Communications; SQL Server Professional, published by Pinnacle Publishing; and SQL Server Standard, published by Central Publishing Group. Our IBM portfolio's competitors include eServer Magazine, published by MSP Communications; SpotLight Magazine, published by Rochester Initiative;search400.com; ITJungle.com; and Lotus Advisor Magazine and searchdomino.com, which are produced by Advisor Media.

ELECTRONICS:

     The electronics portfolio represented approximately 9.5% of our revenues in 2005. Products in this portfolio reach electronics engineers and engineering managers in the OEM, communications systems, microwave systems, wireless applications and network design markets. Our largest products in this portfolio include:

     - Electronic Design magazine, first published in 1952, focuses on new and emerging technologies. The magazine reaches design engineers, engineering managers and technical executive managers at the conceptual design stage, where many product and technology decisions are initiated. The electronic design Web site, elecdesign.com, features information geared to engineers, such as forums, meetings, articles, ideas and surveys.

     - Microwaves & RF magazine, first published in 1962, serves engineers and engineering managers involved in high- frequency design. Target readers work in both commercial and military applications at radio frequency and microwave device, component, software, systems and test levels.

     - eepn magazine, first published in 1941, provides new-product information to engineers and engineering managers involved in electronic prototype design.

     Competition in this portfolio includes EE Times magazine, published by CMP Media ("CMP"); EDN and ECN magazines, both published by Reed; Electronic Products, published by Hearst Publishing; Microwave Journal, published by Horizon House; and RF Design, published by Primedia.

BUSINESS TECHNOLOGY:

     The business technology portfolio represented approximately 2.7% of our revenues in 2005. Media products in this portfolio target service providers and other professionals who utilize Web technologies and services to achieve their enterprises' e-business objectives. The leading product in this portfolio is Business Finance magazine, which informs finance executives about the growing role of finance within organizations due to changes in technology, business strategy and economic trends and the implications of these changes for their business practices and career development. The businessfinancemag.com Web site continues the editorial mission of informing financial executives about the growing role of finance. The main competitor in the business technology sector is CFO magazine, which is published by McGraw Hill.

AVIATION:

     The aviation portfolio represented approximately 2.2% of our revenues in 2005. This portfolio's products target executives in the worldwide commercial airline industry. The leading product in this portfolio and in the market it serves is Air Transport World magazine, which was first published in 1964. Editorial content covers airline operations; information technology; alliances, distribution; transport aircraft and engine programs; maintenance, repair and operations; aero politics; safety and regulations; finance and leasing; airport development; and air cargo. Penton also offers an Air Transport World Web site, atwonline.com, which provides daily news about the airline and related industries, traffic and aircraft transaction data, commentary and insight, and articles excerpted from Air Transport World magazine. A major competitor in the aviation sector is Airline Business magazine, which is published by Reed.

LIFESTYLE SEGMENT

     Content of our Lifestyle publications, trade shows and conferences and online media is geared to professionals in the natural products industry. Our Lifestyle segment generated 18.3%, 18.6%, and 16.8% of our total revenues in 2005, 2004 and 2003, respectively. The percentages of our Lifestyle segment revenues by product line are as follows:

                                                              2005   2004   2003
                                                              ----   ----   ----
Publishing..................................................  31.4%  33.3%  34.8%
Trade shows and conferences.................................  68.0%  66.6%  65.2%
Online media................................................   0.6%   0.1%   0.0%

     The products in this portfolio serve the natural and organic products and nutraceuticals markets, including producers of raw materials, manufacturers, distributors and retailers. Leading products in this portfolio include the following:

     - The Natural Products Expo trade shows, which are held annually on the West and East Coasts of the United States and in Asia. In addition to extensive exhibits, the shows offer educational conferences, entertainment and a host of social events to foster personal and professional growth. The combined conference and trade show format is designed to bring the industry together to learn and share information with industry leaders.

     - The Natural Foods Merchandiser magazine, the leading publication in its market, provides information to companies involved in the development, marketing, sales and distribution of natural and organic products and dietary supplements.

     - Delicious Living magazine is purchased by natural products retailers and is distributed to their customers to educate and inform them about natural products and healthy lifestyles. It provides articles on a wide range of topics, including diet and nutrition, fitness, herbal medicine, homeopathy, natural healing, cooking with natural foods, personal care, and the environment.

     Competition for The Natural Foods Merchandiser includes Vitamin Retailer,published by VRM Inc., and Whole Foods Magazine, published by WFC Inc. Titles competitive with our Delicious Living magazine include Body and Soul, published by Omnimedia; Better Nutrition, published by Active Interest Media; and Energy Times, published by Energy Times Inc. The primary competitors for our Natural Products Expos are the Fancy Foods Show, which is owned by the National Association for the Specialty Food Trade; the Food Marketing Institute show; and the National Nutritional Foods Association show.

RETAIL SEGMENT

     Content of our Retail publications, trade shows and conferences, and online media products is geared to customers in the foodservice, convenience store retailing and hospitality markets. Our Retail segment generated 10.6%, 10.7%, and 10.6% of our total revenues in 2005, 2004 and 2003, respectively. The percentages of our Retail segment revenues by product line are as follows:

                                                              2005   2004   2003
                                                              ----   ----   ----
Publishing..................................................  93.2%  92.4%  90.0%
Trade shows and conferences.................................   4.7%   6.0%   8.0%
Online media................................................   2.1%   1.6%   2.0%

     Our retail portfolio targets full-service restaurant operators; decision makers in institutional foodservice and retail and large-volume baking operations; management staff at convenience store headquarters; and executives and management personnel in the hospitality industry. Leading magazines in this portfolio include:

     - Modern Baking magazine, which serves bakeries offering higher-quality bakery foods, including retail, supermarket in-store and specialty wholesale bakeries, and foodservice operators that bake on premise;

     - Bakery-net.com Web site features an easy-to-use on-line buyer's guide, classified advertising, expert advice, news, features, and calendars for the bakery food industry.

     - Food Management magazine, which serves the noncommercial foodservice market, including food operations at colleges and universities, schools, healthcare providers, the military and airlines;

     - Restaurant Hospitality, which is targeted to full-service restaurants;

     - Convenience Store Decisions magazine, which reaches management personnel in the convenience store industry; and

     - Lodging Hospitality magazine, which was first published in 1949 and serves the lodging industry, including hotel owners, operators and developers.

     - National Convenience Store Advisory Group spring and fall events bring together convenience store retail buyers with product and service suppliers in a relaxed environment that emphasizes timely educational sessions, product exhibits, and one-on-one business meetings. The events' educational sessions focus on helping retailers profitably manage their operations in an increasingly competitive and rapidly changing business environment.

     Competition for our baking magazines primarily includes Baking Buyer and Baking & Snack magazine, published by Sosland Publishing; and Snack Food and Wholesale Baking magazine published by Stagnito Communications. The key competitor for Food Management is FoodService Director, published by Ideal Media. Competitors for our restaurant magazines include Nation's Restaurant News, published by Lebhar-Friedman; Restaurants and Institutions, published by Reed; Restaurant Business, published by Ideal Media; and Food Arts, published by
M. Shanken Communications. Competitors in the convenience store market include Convenience Store News, published by VNU Business Publications ("VNU"), and Convenience Store Petroleum, published by CSP Information Group. Competitors for our hospitality market include Hotel & Motel Management magazine, owned by Advanstar Communications, and Hotel Business magazine, owned by ICD Publications.

DIVESTITURES

     In April 2005, we completed the sale of 90% of our interest in PM Europe for approximately $4.4 million in cash, with no gain or loss on disposal. PM Europe was part of our former International segment. We account for our remaining 10% interest using the cost method, as we do not exercise significant influence.

     In December 2004, we completed the sale of 70% of our interest in PM Germany, a consolidated subsidiary, to Neue Medien Ulm Holdings GmbH ("Neue Medien") for $0.8 million in cash, resulting in a loss on sale of approximately $1.0 million. PM Germany was part of our former International segment. At December 31, 2005, we retained a 15% interest in PM Germany, which includes a call/put option. We account for our remaining investment using the cost method, as we do not exercise significant influence.

     In January 2003, we sold the assets of our PTS group, which was part of our Industry segment, to Cygnus Business Media, Inc. for total consideration of approximately $3.2 million. The cash received from the sale was used to pay down the Company's outstanding credit facility. A gain of approximately $1.4 million on the sale was recorded in the first quarter of 2003.

CUSTOMERS

     We serve a diverse group of customers worldwide in the industries we serve. We market our products directly to customers through our internal marketing and sales force and through independent outside sales representatives. None of our customers accounted for more than 2.1% of our total revenues in 2005. Our top 10 customers accounted for approximately 5.0% of our total revenues in 2005.

COMPETITION

     We experience intense competition in our markets. We compete with several much larger international companies that operate in many markets and have broad product offerings in both publishing and trade shows and conferences. We compete for readers and advertisers in the publishing marketplace, which is fragmented. According to industry sources, in March 2006, there were about 1,500 publishing companies and more than 5,200 trade magazine titles.

     Our publications generally compete on the basis of:

        - editorial quality and integrity;

        - quantity and quality of circulation;

        - the strength of complementary products serving the same niche;

        - the effectiveness of sales and customer service; and

        - advertising rates.

     We compete for venues, exhibitors, sponsorships and show attendees, in certain markets we serve with our trade shows and conferences. Our trade shows and conferences generally compete on the basis of:

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

DOMESTIC AND FOREIGN REVENUES AND ASSETS

     Domestic revenues of our products and services constituted 98.5%, 98.2%, and 97.8% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Foreign revenues totaled 1.5%, 1.8%, and 2.2% of our revenues for the years ended December 31, 2005, 2004 and 2003, respectively. See
Note 16 -- Segment Information, in the notes to consolidated financial statements included herein, for a description of the Company's assets located in the United States and in other foreign countries.

PRODUCTION AND DISTRIBUTION

     All of the Company's print products are printed and bound by independent printers. We have a non-cancelable service contract through 2011 that provides for the printing of a majority of our magazines. If additional printing capacity is needed, we believe that additional printing services are readily available at competitive prices.

     The principal raw material used in our print publications is paper. We believe that the existing arrangements providing for the supply of paper are adequate, and, in any event, alternative sources are available. Paper costs accounted for approximately 9.3%, 8.7%, and 8.4% of our total editorial, production and circulation costs for the years ended December 31, 2005, 2004 and 2003, respectively. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply, and general economic conditions. We don't expect paper costs to increase significantly over 2005 prices.

     The majority of our publications are delivered by the United States Postal Service within the continental United States. Consequently, postage costs are subject to postage rate changes. Postage costs represent a significant expense, accounting for approximately 14.0%, 14.3%, and 15.3% of our total editorial, production and circulation costs for the years ended December 31, 2005, 2004 and 2003, respectively. Most of the Company's magazines are packaged and delivered to the United States Postal Service directly by the printer.

     Domestic postage rates increased by 5.4% in January 2006. International postage rates increased 4.5% in January 2005 and are expected to increase again in 2006.

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

EMPLOYEES

     On December 31, 2005, we employed 703 people, primarily in the United States. None of our employees are represented by a labor union, and we consider relations with our employees to be good.

ITEM 1A.  RISK FACTORS

     The following are factors that may affect our actual operating results and could cause results to differ materially from those in any forward-looking statements. In addition to the other information contained in this document, you should carefully consider the following risk factors.

We have a significant amount of debt.

     At December 31, 2005, we had total indebtedness of approximately $323.0 million. Subject to restrictions in our debt agreements, we had the ability to incur additional indebtedness of approximately $27.0 million under our Loan and Security Agreement revolver at December 31, 2005.

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

        - Making us more vulnerable in the event of a downturn in general economic conditions or in our business; and

        - Limiting our flexibility in reacting to competitive and other changes in our industry.

     Our current debt levels have subjected us to the risks described above. If new debt is added to our current debt levels, these risks could intensify.

We may not be able to service our debt or refinance our debt when due.

     Our ability to pay or to refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business, and other factors beyond our control. At December 31, 2005, we have $157.5 million in 11 7/8 senior secured notes ("Secured Notes") that are due in October 2007. In addition, our Loan and Security Agreement expires in August 2007.

     We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated revenues and cost-saving efforts will be realized on schedule or at all, or that future borrowings will be available to us under our Loan and Security Agreement or otherwise in amounts sufficient to enable us to service our debt obligations, to pay our indebtedness at maturity or otherwise, or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to further restructure or refinance our indebtedness, sell assets or seek additional equity capital. We cannot assure you that we will be able to accomplish those actions on satisfactory terms, if at all, which could cause us to default on our obligations and impair our liquidity. Our ability to restructure or refinance will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of the convertible preferred stock and warrants to purchase common stock, including the conversion price, dividend and liquidation preference adjustment provisions, could result in substantial dilution to holders of our common stock. The redemption price premiums, and board representation rights, could negatively impact our ability to access the equity markets in the future.

     Because a significant portion of our operations are currently conducted through our subsidiaries, our ability to pay our indebtedness is also dependent on the cash flows of our subsidiaries and the distribution of those cash flows to us, or upon loans or other payments of funds by our subsidiaries to us. The ability of our subsidiaries to make distributions or other payments to us will depend upon their operating results, applicable laws and any contractual restrictions contained in the agreements governing their indebtedness. If money generated by our subsidiaries is not available to us, our ability to repay our indebtedness may be adversely affected.

The terms of our debt agreements and convertible preferred stock impose financial and operating restrictions.

     The indentures governing our Subordinated Notes and our Secured Notes, our Loan and Security Agreement and our convertible preferred stock contain restrictive covenants that limit our ability to engage in a variety of transactions, including incurring or guaranteeing additional indebtedness, making investments, creating liens on our assets, transferring or selling our assets, paying dividends or engaging in certain mergers, acquisitions or consolidations. The terms of our Loan and Security Agreement and indentures prohibit us from voluntarily prepaying certain indebtedness.

     A breach of any of the covenants or other provisions in our debt agreements could result in a default thereunder. Upon the occurrence of an event of default under our debt agreements, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit, which would adversely affect our ability to fund our operations. An acceleration of amounts due under our Loan and Security Agreement would cause us to be in default under the indenture governing our Subordinated Notes and our Secured Notes, resulting in the acceleration of all outstanding amounts, and vice versa, given certain thresholds. If we are unable to repay any accelerated amounts under our debt agreements, the respective lenders/holders could proceed against the collateral granted to them to secure that indebtedness. If the lenders/holders under our debt agreements accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay all of our indebtedness.

We are controlled by our Series C preferred stockholders whose interests may differ from the interests of the common stockholders.

     The holders of our convertible preferred stock have appointed a majority of the members of our Board of Directors. In addition, Mr. Yudkoff, co-founder of ABRY Partners, LLC and its current president and managing partner, is the chairman of our Board of Directors. Affiliates of ABRY Partners, LLC own the majority of the Company's convertible preferred stock, as well as $12.0 million of our Subordinated Notes.

     Circumstances may occur in which the interests of our Series C Preferred Stock holders could be in conflict with the interests of our common stockholders. As a result of their majority position, the Series C Preferred Stock holders have the power to appoint new management as well as the power to approve acquisitions or sales of our assets.

     If the Company is sold, we cannot assure the common stockholders that there will be enough proceeds from the sale to pay off all of our outstanding debt, the outstanding amount due to the Series C Preferred Stock holders, and have funds remaining for the common stockholders. If the Company had been sold on December 31, 2005, the outstanding loan and security balance of $10.2 million would be required to be paid, the bondholders would have been entitled to receive $315.9 million and the preferred stockholders, including the Series M Preferred, would have been entitled to receive $166.7 million before the common stockholders would have received any amounts for their common shares. In addition, the Series M Preferred holders would receive 8% of all amounts the common stockholder would receive. The amount the preferred stockholders would be entitled to receive could change significantly in the future under certain circumstances. Common stockholders are urged to read the terms of the preferred stock in their entirety.

We have incurred substantial operating losses, we anticipate additional future losses and we must increase our revenues to become profitable.

     We incurred net losses of $8.4 million, $67.2 million, and $93.1 million in 2005, 2004 and 2003, respectively. We face an environment of uncertainty, and visibility for our business, particularly advertising sales, remains limited. We expect that we will continue to incur operating losses in the near term.

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

     For the years ended December 31, 2005, 2004, and 2003, about 60.4%, 62.5%, and 65.6%, respectively, of our revenues came from advertising in our publications. Our advertising revenues fluctuate with general economic cycles, and any material decline in these revenues could have a material adverse effect on our business, results of operations and financial condition. Historically, advertising revenues have increased during economic recoveries and decreased during both general economic downturns and regional economic recessions. In a general economic downturn or a recession, advertisers reduce their advertising budgets, intensify their attempts to negotiate lower advertising rates and pay outstanding invoices more slowly. We have experienced some of these effects in 2003 and 2004. Our advertising revenues decreased by 1.6% from 2003 to 2004 and by 4.4% between 2004 and 2005. If a recovery in marketing spending in traditional b-to-b media does not take place, our results of operations may be adversely affected.

If we are not able to fully integrate and provide additional electronic media products, our revenues and long-term viability could be adversely affected.

     Business-to-business marketers in recent years have been directing increasing portions of their marketing budgets to electronic media products. Penton has benefited from this marketing trend, as evidenced with 17.9% and 23.4% ($2.8 million and $3.0 million) year-on-year increases in eMedia revenues in 2005 and 2004, respectively. At the same time, however, revenues for print publishing have declined by 5.1% and 1.6% ($7.2 million and $2.3 million) in 2005 and 2004, respectively. If we are not able to rapidly evolve our portfolio such that we can capture the market's enthusiasm and demand for innovative eMedia solutions and our publishing revenues continue to decline at a pace greater than the growth of our eMedia revenues, our results of operations and cash flows may be adversely affected.

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

     In 2005, about 20.9% of our revenues came from trade shows and conferences. We compete for desirable dates and venues for our trade shows and conferences. If this competition intensifies, we may be unable to schedule important engagements. If we are unable to obtain desirable dates and venues for events, the profitability and future success of these events could be adversely affected. Although we generally reserve venues and dates more than one year in advance, these reservations are not binding until we sign a contract with a facility operator. These contracts generally hold venues and dates for only one year. In addition, because trade shows and conferences are held on pre-scheduled dates at specific locations, the success of a particular trade show or conference depends upon events outside or our control, such as natural catastrophes, labor strikes and transportation shutdowns.

A significant portion of our revenues and operating margins are generated from our Natural Products Expo East and Natural Products Expo West trade shows. A major decline in the performance of these shows would significantly reduce our revenues and operating income.

     For the year ended December 31, 2005, our Natural Products Expo East and Natural Products Expo West trade shows represented approximately 11.5% of our total revenue and approximately 28.1% of operating margin. We expect that these two shows will continue to represent a significant portion of our overall revenue and operating margin in the future. Therefore, a significant decline in the performance of one or both of the Natural Products shows could have a material adverse effect on our financial condition and results of operations.

A terrorist attack or the outbreak of disease could have a significant effect on our trade shows.

     The events of September 11, 2001 had a material adverse impact on us. The occurrence of another terrorist attack could again have a material adverse impact on us and our operations.

     In 2003, there was an outbreak of Severe Acute Respiratory Syndrome ("SARS"), which primarily had an adverse impact on our Asian trade show. If there were another outbreak of a disease (such as SARS or the bird flu) that affected travel behavior, particularly in the U.S., it could have a material adverse impact on our trade show operations.

Our trade shows, conferences, roadshows and publishing revenues vary based on the timing of our customers' product launches.

     Our trade shows, conferences, roadshows, and publishing revenues may fluctuate from period to period based on the spending patterns of our customers. Many of our large customers concentrate their advertising spending or participation in trade shows and roadshows around major product launches. Because we cannot always know or predict when our large customers intend to launch new products, it is difficult to anticipate any related fluctuations in these revenues.

Competition may adversely affect our earnings and results of operations.

     We experience intense competition for our products and services. If we fail to compete effectively, our earnings and results of operations could be adversely affected. We compete for readers and advertisers in the publishing marketplace; for trade show and conference venues, exhibitors, sponsorships and show attendees; and for uniqueness of information content and product development speed for online products. Because our industry is relatively easy to enter, we anticipate that additional competitors, some of whom may have greater resources than we do, may enter these markets and intensify competition.

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

     We rely on our principal vendors and their ability or willingness to sell products to us on favorable price and other terms. Many factors outside our control may harm these relationships and the ability or willingness of these vendors to sell these products to us on such terms. Currently, our principal vendors are paper suppliers, the United States Postal Service and printing suppliers. If any of our principal vendors discontinues or temporarily terminates its services and we are unable to find adequate alternatives, we may experience increased prices or interruptions and delays in services. These factors could adversely affect our business.

Increases in paper or postage costs could cause our expenses to increase and may adversely affect our business.

     Paper and postage are necessary expenses relating to our print products and magazine distribution. In 2005, these expenses accounted for approximately 9.3% and 14.0%, respectively, of our total editorial, production and circulation costs. Significant increases in paper prices or in postage prices may have an adverse effect on our business. We do not use forward contracts, and all of our paper supply vendor arrangements provide for price adjustments to reflect prevailing market prices. We use the United States Postal Service for domestic distribution of substantially all of our magazines and marketing materials. If we cannot pass significant increases in paper and postage costs through to our customers, our financial condition and results of operations could be materially adversely affected.

We depend on key personnel and the loss of any of those employees could impair our success.

     We benefit from the leadership and experience of our senior management team and other key employees, and we depend on their continuing services in order to successfully implement our business strategy. In addition, our success is dependent on our ability to attract, train, retain and motivate high-quality personnel. Although we have entered into employment agreements with our Chief Executive Officer and Chief Financial Officer, they and other key personnel may not remain in our employment. The loss of a number of key personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain "key person" life insurance with respect to our senior management team.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.  PROPERTIES

     We lease all of our principal properties. The general characteristics of these properties are as follows:

                                                                           LEASE      APPROXIMATE
SEGMENT                              LOCATION           PRINCIPAL USE    EXPIRATION   SQUARE FEET
-------                        ---------------------   ---------------   ----------   -----------
Industry/Corporate...........  Cleveland, Ohio(1)      General Offices      2010        161,000
Industry/Corporate...........  Cleveland, Ohio         Warehousing          2006         28,000
Industry.....................  Silver Spring,          General Offices      2012          5,400
                               Maryland
Technology...................  Darien,                 General Offices      2009         18,200
                               Connecticut(2)
Technology...................  New York, New York(2)   General Offices      2009         10,000
Technology...................  Paramus, New Jersey     General Offices      2008         11,000
Technology...................  Loveland, Colorado(3)   General Offices      2005         35,650
Corporate....................  London, U.K.(4)         General Offices      2010         12,000
Lifestyle....................  Boulder, Colorado       General Offices      2011         29,000
Retail.......................  Des Plaines, Illinois   General Offices      2007          5,500

---------------

(1) The Company has sublet 57,500 square feet of office space at this facility.

(2) The Company has sublet these offices for the remainder of their respective lease terms.

(3) The Company is currently negotiating a lease extension.

(4) This lease was not included as part of the sale of our UK operations. The Company is currently attempting to sublease this space, which is currently vacant.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

     Our sole class of common equity is our $0.01 par value common stock, which is quoted on the Over-the-Counter Bulletin Board under the symbol PTON. Prior to June 17, 2003, our common stock was traded on the New York Stock Exchange.

     The following tables set forth, for the periods indicated, the high and low sales prices for our common stock.

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
For the year ended December 31, 2005:
  First Quarter.............................................  $0.33    $0.08
  Second Quarter............................................  $0.61    $0.16
  Third Quarter.............................................  $0.51    $0.25
  Fourth Quarter............................................  $0.60    $0.40

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
For the year ended December 31, 2004:
  First Quarter.............................................  $1.38    $0.57
  Second Quarter............................................  $0.80    $0.33
  Third Quarter.............................................  $0.43    $0.12
  Fourth Quarter............................................  $0.18    $0.06

     We had approximately 793 record holders of our common stock on February 28, 2006.

     Our dividend policy is determined by our Board of Directors. Any decision to pay dividends in the future will be made by our Board of Directors based upon the results of our operations and financial condition and such other matters as our Board of Directors considers relevant. The terms of our outstanding convertible preferred stock, however, limit the payment of dividends on our common stock until all accrued dividends have been paid on the convertible preferred stock. We may not pay accrued dividends on our convertible preferred stock unless approved by the holders of not less than 75% of the then outstanding convertible preferred stock. Furthermore, our ability to pay dividends is restricted by certain covenants in our bond indentures and Loan and Security Agreement. No dividends were declared or paid on our common stock in 2005 or 2004.

ITEM 6.  SELECTED FINANCIAL DATA

     The following data has been derived from annual financial statements, including the consolidated balance sheets at December 31, 2005 and 2004 and the related consolidated statements of income and of cash flows for the three years ended December 31, 2005 and notes thereto appearing elsewhere herein. You should read the following information together with Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere herein.

     All historical amounts have been reclassified to reflect the classification of (i) our former International segment, comprised of PM Europe, which was sold in April 2005, and PM Germany, which sold in December 2004; (ii) our PTS component, which as sold in January 2003; and (iii) our PM Australia component, which was sold in December 2002, as discontinued operations.

                                                          YEAR ENDED DECEMBER 31,
(DOLLARS AND SHARES IN THOUSANDS,        ---------------------------------------------------------
EXCEPT PER SHARE DATA)                     2005        2004        2003        2002        2001
---------------------------------        ---------   ---------   ---------   ---------   ---------
OPERATING RESULTS:
  Revenues.............................  $ 192,847   $ 194,833   $ 188,742   $ 213,893   $ 317,518
     Operating expenses(1).............    159,670     215,023     228,654     432,287     403,597
                                         ---------   ---------   ---------   ---------   ---------
  Operating income (loss)..............     33,177     (20,190)    (39,912)   (218,394)    (86,079)
     Interest expense(2)...............    (39,537)    (40,005)    (41,581)    (39,595)    (30,781)
     Interest income...................        241         207         437         768       1,958
     Gain on sale of investments(3)....         --          --          --       1,491          --
     Gain on extinguishment of
       debt(4).........................      2,732          --          --         277          --
     Other, net(5).....................       (175)         40        (929)     (1,105)       (431)
     Provision (benefit) for income
       taxes(6)........................      1,901        (792)      6,947     (30,018)    (17,869)
                                         ---------   ---------   ---------   ---------   ---------
  Loss from continuing operations......     (5,463)    (59,156)    (88,932)   (226,540)    (97,464)
     Loss from discontinued
       operations......................     (2,959)     (8,035)     (4,199)    (35,357)     (6,643)
     Cumulative effect of accounting
       change(7).......................         --          --          --     (34,572)         --
                                         ---------   ---------   ---------   ---------   ---------
  Net loss.............................     (8,422)    (67,191)    (93,131)   (296,469)   (104,107)
                                         ---------   ---------   ---------   ---------   ---------
     Amortization of deemed dividend
       and accretion of preferred
       stock(8)........................     (7,687)    (12,190)     (8,536)    (46,436)         --
                                         ---------   ---------   ---------   ---------   ---------
     Net loss applicable to common
       stockholders....................  $ (16,109)  $ (79,381)  $(101,667)  $(342,905)  $(104,107)
                                         =========   =========   =========   =========   =========
  Earnings per common share -- basic
     and diluted:
     Loss from continuing operations
       applicable to common
       stockholders....................  $   (0.38)  $   (2.11)  $   (2.92)  $   (8.43)  $   (3.05)
     Net loss applicable to common
       stockholders....................  $   (0.47)  $   (2.35)  $   (3.05)  $  (10.59)  $   (3.26)
     Average shares
       outstanding -- basic and
       diluted.........................     34,489      33,725      33,299      32,374      31,917
CASH FLOWS AND OTHER DATA:
  Cash flows:
     Operating(9)......................  $  (1,583)  $ (20,464)  $  27,715   $ (16,585)  $ (18,248)
     Investing(10).....................  $   1,008   $  (1,577)  $   2,179   $  (3,336)  $ (29,550)
     Financing(10).....................  $  (6,520)  $     220   $  (7,208)  $   6,636   $  56,326
  Capital expenditures.................  $  (1,028)  $  (2,317)  $  (3,294)  $  (3,855)  $  (7,602)
  Depreciation and amortization........  $   6,698   $   8,760   $  11,946   $  18,701   $  44,977

                                                          YEAR ENDED DECEMBER 31,
(DOLLARS AND SHARES IN THOUSANDS,        ---------------------------------------------------------
EXCEPT PER SHARE DATA)                     2005        2004        2003        2002        2001
---------------------------------        ---------   ---------   ---------   ---------   ---------
BALANCE SHEET DATA:
  Total assets.........................  $ 227,169   $ 247,374   $ 321,444   $ 415,449   $ 700,638
  Goodwill.............................  $ 173,603   $ 176,162   $ 214,411   $ 251,972   $ 493,141
  Total debt...........................  $ 320,351   $ 329,064   $ 328,613   $ 333,137   $ 364,765
  Mandatorily redeemable preferred
     stock.............................  $  74,849   $  67,162   $  54,972   $  46,435   $      --
  Stockholders' equity (deficit).......  $(253,342)  $(236,236)  $(160,290)  $ (72,608)  $ 220,530

---------------

Footnotes:

 (1) Operating expenses include the following charges: (a) impairment of asset charges of $34.5 million, $39.9 million, $197.4 million and $59.8 million, in 2004, 2003, 2002 and 2001, respectively; (b) restructuring and other charges of $0.9 million, $6.1 million, $5.2 million, $14.4 million, and $15.4 million in 2005, 2004, 2003, 2002 and 2001, respectively (which has been reduced by $0.09 million, $0.7 million, $1.0 million and $3.4 million classified with discontinued operations in 2004, 2003, 2002 and 2001, respectively); (c) provision of loan impairment of $1.7 million and $7.6 million in 2004 and 2003, respectively; (d) executive separation costs of $2.7 million in 2004; (e) loss on sale of properties of $0.9 million in 2002; and (f) amortization of goodwill in 2001. During the fourth quarter of 2005, we reclassified amortization expense for deferred financing fees to interest expense as opposed to our historical presentation as part of amortization expense within the consolidated statement of operations. Amounts reclassified in 2004, 2003, 2002 and 2001 were $2.0 million, $1.9 million, $1.6 million and $0.5 million, respectively.

 (2) As noted in footnote 1 above, during the fourth quarter of 2005 we reclassified amortization expense related to deferred financing fees from amortization expense to interest expense for all periods presented. In addition, included in interest expense in 2003 is approximately $1.9 million related to the write-off of unamortized financing fees associated with our previous credit facility. Included in interest expense in 2002 is approximately $0.7 million related to the write-off of unamortized finance fees associated with a commitment reduction related to our credit facility revolver, and approximately $1.4 million related to hedging activities.

 (3) In 2003, we sold our stock in Jupitermedia Corporation and recognized a gain from its sale of $1.5 million.

 (4) The extinguishment of debt of $2.7 million in 2005 consists of a gain on the purchase of $5.5 million, $10.0 million, and $4.2 million face value of our Subordinated Notes in February, October and December 2005, respectively. The extinguishment of debt of $0.3 million in 2002 consists of a gain on the purchase of $10.0 million face value of our Subordinated Notes in March 2002, at prevailing market prices, offset by the write-off of unamortized deferred financing costs associated with the payoff of our term loan A and term loan B facilities.

 (5) Included in 2001 other, net on the consolidated income statement is approximately $0.8 million of proceeds related to the write-off of Internet investments for LeisureHub.com.

 (6) In 2004 and 2003, provision (benefit) for income taxes includes a $33.9 million and $25.8 million charge, respectively, to establish a valuation allowance for our net deferred tax assets and net operating loss carryforwards.

 (7) In 2002, Penton adopted SFAS 142 and recorded a transitional one-time, non-cash goodwill impairment charge of $39.7 million (of which $5.1 million is classified with discontinued operations) related to two of our reporting units.

 (8) In 2002, the amortization of deemed dividend and accretion of preferred stock included a $42.1 million, one-time, non-cash charge, which was the result of stockholder approval on May 31, 2002 to remove the 10-year mandatory redemption date on our convertible preferred stock.

 (9) Included in cash flows from operations in 2003 is a tax refund of $52.7 million.

(10) During 2005, the Company revised its classification of restricted cash, in its consolidated statements of cash flows. Restricted cash is now presented as an investing activity. The revised classifications have also been reflected in 2004 of $0.1 million for purposes of consistency.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Set forth below is a discussion and analysis of our financial condition and results of operations. You should read this discussion and analysis in conjunction with the audited consolidated financial statements of Penton Media, Inc. included elsewhere in this document. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. See -"Forward-Looking Information (Safe Harbor Statement)" and "Item 1A. Risk Factors" included in this annual report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Also, see discussion of "Critical Accounting Policies and Estimates," which describe key estimates and assumptions we make in the preparation of our financial statements.

OVERVIEW

     We are a diversified business-to-business ("b-to-b") media company. We provide media products that deliver proprietary business information to owners, operators, managers and professionals in the industries we serve. Through these products, we offer industry suppliers multiple ways to reach their customers and prospects as part of their sales and marketing efforts. We publish specialized trade magazines, produce trade shows and conferences, and provide Web sites, electronic newsletters, Web conferences and other Web-based media products.

     We have four segments: Industry, Technology, Lifestyle and Retail, which are structured along industry lines, and enable us to promote our related groups of products to our customers. Our integrated media portfolios serve the following markets: design/engineering, government/compliance, manufacturing, mechanical systems/construction, aviation, business technology, enterprise information technology, electronics, natural products and food/retail.

     Unless otherwise noted, disclosures herein relate only to our continuing operations. Our discontinued operations consist of Penton Media Europe ("PM Europe"), which was substantially sold in April 2005, Penton Media Germany ("PM Germany"), which was substantially sold in December 2004, and Professional Trade Shows ("PTS"), which was sold in January 2003. At December 31, 2004, the sale of PM Germany did not qualify for discontinued operations treatment because PM Germany and PM Europe were considered one component for SFAS 144 purposes and PM Europe did not meet the held for sale criteria at such date. However, since PM Europe was sold in April 2005, the results of PM Germany are now reported as part of discontinued operations for all periods presented. Management determined that these European operations did not fit our strategic growth objectives as we focus new product innovation in eMedia and on leveraging our strong print brands for further expansion in the United States and in Asia.

     During the fourth quarter of 2005, we reclassified amortization expense for deferred financing fees to interest expense as opposed to our historical presentation as part of amortization expense within the consolidated statements of operations. In addition, we revised our classification of restricted cash, in its consolidated statements of cash flows. Restricted cash is now presented as an investing activity. The revised classifications have also been reflected in the comparative prior years for purposes of consistency.

     In 2005, we had a net loss of $8.4 million, compared to significant net losses for 2004 and 2003 of $67.2 million and $93.1 million, respectively. The net loss in 2003 included impairment charges of $39.9 million, a loan impairment charge of $7.6 million and a restructuring charge of $5.2 million. The improvement in 2005 compared to 2004 is due in part to the following:

     - A decrease in goodwill and other intangible impairment charges from $34.5 million in 2004 to none in 2005,

     - A decrease in the provision of executive loan impairment from $1.7 million in 2004 to none in 2005,

     - A decrease in restructuring charges from $6.1 million in 2004 to $0.9 million in 2005,

     - A decrease in loss on discontinued operations from $8.0 million in 2004 to $3.0 million in 2005, and

     - A gain of $2.7 million in 2005 related to the repurchase of $19.7 million face value of our Subordinated Notes.

     Earnings in 2005 also benefited from an increase in adjusted segment EBITDA in each of our operating segments, as set forth below:

                                                            ADJUSTED SEGMENT EBITDA
                                                          ---------------------------
                                                           2005      2004      2003
                                                          -------   -------   -------
Industry................................................  $22,134   $20,351   $18,929
Technology..............................................   14,538    12,258     8,876
Lifestyle...............................................   14,452    14,141    11,571
Retail..................................................    6,259     5,543     5,432
                                                          -------   -------   -------
                                                          $57,383   $52,293   $44,808
                                                          =======   =======   =======

     See Note 16 -- Segment Information, in the notes to consolidated financial statements included herein, for a reconciliation of total adjusted segment EBITDA to loss from continuing operations before income taxes.

     We continue to have a significant amount of debt. On December 31, 2005, our total debt was $323.0 million, compared to $332.5 million at December 31, 2004. As a result of our decreasing debt levels, our interest expense has continued to decrease from $41.6 million in 2003 to $39.5 million in 2005. During 2005 we repurchased $19.7 million face value of our Subordinated Notes at prevailing market prices and recognized a gain of $2.7 million. The repurchase will result in additional reductions in our annual Subordinated Notes interest payments of $2.0 million. We anticipate undertaking refinancing activities in 2006 or early 2007 in order to address the maturing of our Secured Notes in October 2007 as well as the expiration of our Loan and Security Agreement in August 2007. After October 1, 2006, we are permitted to redeem the Secured Notes, in whole or in part, at a redemption price of 100.0% of the principal amount. Currently we must pay a premium to redeem the Secured Notes. Failure to obtain new financing could have a material adverse effect on our liquidity. We are focused on conserving cash and maintaining liquidity.

     Management's key objective is to restore value for our stockholders. We continue to work with our Board of Directors on strategies for strengthening our financial position.

     In June 2005, the Company acquired the assets of Kosher World Conference & Expo ("Kosher World") for $0.4 million in cash. Kosher World is a retail-based event serving the kosher market, with emphasis on bringing kosher food products marketers together with buyers from the mass-market grocery channel. Kosher World will be co-located with our Natural Products Expo West event and is expected to be a catalyst for growth into the ethnic and specialty foods market segments. In August 2005, the Company acquired MSD2D (Microsoft Developer-to-Developer), for approximately $1.4 million in cash. MSD2D targets IT system administrators and developers working with Microsoft Exchange, SharePoint, .NET, and Security. Their products include Web sites, directories, email newsletters, trade show programs, webcasts and databases, all of which complement the Company's other Microsoft products and provide us with the ability to deepen our services for the Microsoft community.

     Our acquisition strategy for the near term is to identify and add products that are highly synergistic and enhance our portfolios serving our key markets and that can be purchased at attractive, modest prices, given our debt restrictions and cash constraints. We will focus primarily on online and event products and will seek businesses we believe can be easily integrated and that may add quality talent to our workforce.

     Penton is operating in an environment marked by significant, macro-level sector change. Our primary customer base, b-to-b marketers, has in recent years been directing increasing portions of their marketing budgets to electronic media products. Penton has benefited from this marketing trend, as evidenced with 17.9% and 23.4% ($2.8 million and $3.0 million) year-on-year increases in eMedia revenues in 2005 and 2004, respectively. At the same time, however, revenues for our print publishing business have declined 5.1% and 1.6% ($7.2 million and $2.3 million) in 2005 and 2004, respectively. It is uncertain as to what level of spending in print will decline or level off in the future.

     Management believes that our growth and longer-term viability will be rooted in our ability to be a fully integrated media company that provides information and marketing solutions across every media channel. This model provides the ability to cross-market our related products under strong brand umbrellas. It also allows us to build larger user audiences and to offer greater audience reach for our marketing customers. In summary, as an integrated media company with a full array of high-quality media products, and fully leveraging cross-product and cross-market synergies, we are at a great advantage in providing superior service to our markets and capturing significant portions of marketers' total marketing spend.

     Our immediate challenge is to rapidly evolve our portfolio such that we can capture the market's enthusiasm and demand for innovative eMedia solutions. In addition, we must continue to expand our events portfolio, as in-person media are uniquely effective vehicles for connecting buyers and sellers in our markets, and can produce attractive profit margins for Penton. To meet these challenges, we are focused on the following strategic priorities:

     - Leveraging our content assets and the excellent reputations of our print media brands to facilitate aggressive development of new eMedia and event product extensions;

     - Replicating successful eMedia and event launch models across multiple markets we serve to accelerate revenue and profit growth;

     - Investing prudently in dedicated eMedia staff, technology infrastructure and staff training to support increasing eMedia business volumes and rapidly changing trends and technologies;

     - Identifying strategic, bolt-on eMedia acquisitions that represent added content value, site traffic and marketable space inventory to our Web site products;

     - Continue to invest in leadership talent and research and development to ensure our ongoing innovation and competitive advantage in an increasingly competitive market.

RESULTS OF OPERATIONS

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

     A summary of our revenues by product for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2005       2004       2003
                                                       --------   --------   --------
Publishing...........................................  $134,254   $141,406   $143,749
Trade Shows & Conferences............................    40,227     37,845     32,364
Online Media.........................................    18,366     15,582     12,629
                                                       --------   --------   --------
                                                       $192,847   $194,833   $188,742
                                                       ========   ========   ========

     Key components of our strategic growth plan are to leverage the strong market positions of our print brands to develop new products, with a focus on offering our customers a complete array of integrated media -- print, event and online media -- to meet their information needs and marketing objectives. Particular focus is on building out our eMedia portfolio in all the markets we serve and leveraging marketers' increasing investments in eMedia components of their marketing plans.

     We've had success in implementing the strategy, with sustained growth momentum for eMedia across substantially all our market groups.

     Visibility continues to be somewhat limited for b-to-b magazine advertising, and marketers are continuing to direct greater portions of their expenditures toward a broader variety of media, particularly online media. As such, we are planning for modest growth in publishing revenues through the near term, and expect revenue growth rates for trade shows and conferences and online media to outpace publishing revenue growth in 2006.

     Revenue trends within each segment are further detailed below in the segment discussion section.

2005 vs. 2004

     Total revenues decreased $2.0 million, or 1.0%, from $194.8 million in 2004 to $192.8 million in 2005. The decrease was due to a continued decrease in our publishing revenues of $7.2 million, or 5.1%, partially offset by an increase in our trade show and conference revenues of $2.4 million, or 6.3%, and an increase in our online media revenues of $2.8 million, or 17.9%.

     The decrease in our publishing revenues cuts across all of our segments as customers continue to shift their spending away from publishing and into eMedia and other marketing vehicles. Revenues from display advertising, subscriptions and list rentals showed the greatest declines. Included in 2005 publishing revenues is revenues from our Fluid Power Directory, which is published every other year. Included in 2004 publishing revenues is $0.8 million related to properties that have since been shutdown, including the April 2005 shutdown of our Wireless Systems Design magazine and the May 2005 shutdown of our ePro magazine.

     The increase in our trade show and conference revenues for 2005 compared with 2004 was due primarily to an increase in attendee registration revenues, sponsorship revenues and booth rental revenues. Primary drivers of this increase was Industry and Technology segment roadshows which had revenue increases of nearly $1.2 million; a year-over-year revenue increase of $0.8 million from our Natural Products Expo West show; and improved year-over-year revenues from two of our fall technology conferences -- SQL Server and ASP/VS Connections. These increases were partially offset by the shutdown of our Natural Products Europe event, which had revenues of over $0.9 million in 2004, the absence of $0.6 million in revenues from our Wireless Systems Design conference, which was discontinued after the 2004 event, and the shutdown of our Kids Marketing Conference, which had revenues of over $0.2 million in 2004.

     The increase in our online media revenues reflects a continuing trend of customers directing higher spending into the eMedia components of their marketing programs. Our Industry segment generated nearly $2.2 million of this revenue increase as this segment continues to expand its array of Web-based products. From a product perspective, Web sites generated an additional $1.9 million in revenues primarily from advertising. Web site redesigns, site launches and strategic content partnerships have driven higher site traffic and advertiser support. Page views for our sites in 2005 increased 13% to 161.9 million, or 13.5 million average page views per month. Unique visitors in 2005 grew 18% to 43.2 million, or 3.6 million average unique visitors per month. In addition, webcast sponsorship revenue grew over 18% in 2005 as we produced 316 webcasts in 2005 compared with 225 in 2004. Online revenues in 2005 included $0.4 million in revenues related to the acquisition of MSD2D, which was completed in August 2005. These increases were partially offset by the shutdown of our ePro, Powerdesign and Embedded design sites in 2005, which generated revenues of nearly $0.4 million in 2004.

2004 vs. 2003

     Total revenues increased $6.1 million, or 3.2%, in 2004. The increase was due primarily to an increase in trade show and conference revenues of $5.5 million, or 16.9%, and an increase in online media revenues of $3.0 million, or 23.4%, partially offset by a decrease in publishing revenues of $2.3 million, or 1.6%.

     The decrease in publishing revenues was due primarily to decreases in advertising page revenues and revenues from subscriptions and list rentals. The two primary reasons for the decrease in magazine revenues is the period-on-period decrease in our IT Media publications and the shut-down of our Internet World magazine in June 2003, which generated revenues of approximately $1.1 million in 2003.

     The increase in trade show and conference revenues for 2004 compared with 2003 was due primarily to an increase in sponsorship and attendee revenues offset by a decrease in exhibitor revenues from booth rentals. Primary drivers of this increase were our two fall technology conferences -- SQL Server and ASP/VS Connections; the year-on-year increases of our highly successful Natural Products Expo West show held in Anaheim, California; and an increase in our Windows IT Pro roadshow revenues.

     The increase in our online media revenues was due primarily to increases in sponsorship revenues for electronic newsletters, Web conferences and sponsorships of content on Web sites and in electronic books. Period-on-period increases were realized by most of our online media products, with Windows IT Pro, IndustryWeek and Business Finance electronic media generating the largest increases.

EDITORIAL, PRODUCTION AND CIRCULATION

                                                        2005    2004    CHANGE   2003    CHANGE
                                                        -----   -----   ------   -----   ------
                                                                     (IN MILLIONS)
Editorial, production and circulation.................  $83.8   $85.8    (2.3)%  $85.6    0.2%
Percent of revenues...................................   43.5%   44.0%            45.4%

     Our editorial, production and circulation expenses include personnel costs, purchased editorial costs, exhibit hall costs, online media costs, postage charges, circulation qualification costs and paper costs.

     The $2.0 million, or 2.3%, decrease in editorial, production and circulation expenses in 2005 compared with 2004 is due to lower publication expenses, such as printing, postage, circulation and other production costs, as a result of lower print pages as well as a shift in the number of pages to digital distribution. These lower publication costs were offset by increased salary costs and an increase in the cost of certain paper. Online media costs also decreased, due primarily to savings of over $0.7 million from the consolidation of our hosting vendors and a new electronic newsletter transmission provider. These decreases were offset by higher trade show and conference costs related to the increased number of registrants and exhibitors.

     The $0.2 million, or 0.2%, increase in editorial, production and circulation expenses in 2004 compared with 2003 primarily reflect higher trade show and online costs related to the increase in revenues; costs associated with a full year of Logistics Today, which was launched in September 2003; and costs associated with an increase in the number of roadshows held during 2004. These cost increases were partially offset by lower headcount and personnel-related costs, lower postage costs, and lower paper and printing costs. Expenses in 2003 include some costs attributable to unprofitable properties, which have been eliminated, particularly Internet World magazine.

SELLING, GENERAL AND ADMINISTRATIVE

                                                        2005    2004    CHANGE   2003    CHANGE
                                                        -----   -----   ------   -----   ------
                                                                     (IN MILLIONS)
Selling, general and administrative...................  $68.3   $78.9   (13.4)%  $79.9    (1.2)%
Percent of revenues...................................   35.4%   40.5%            42.3%

     Our selling, general and administrative ("SG&A") expenses include personnel costs, independent sales representative commissions, product marketing and facility costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems, and communications.

     The $10.6 million, or 13.4%, decrease in SG&A expenses in 2005 compared with 2004 reflects lower staff costs of over $7.0 million, lower facility costs and lower operating unit and corporate overhead costs resulting from past restructuring efforts, and in particular, executive changes that took place in 2004. In addition, 2004 costs include a signing bonus of $1.7 million for our Chief Executive Officer ("CEO") and $2.7 million in executive separation costs relating to the June 30, 2004 departure of our former CEO.

     The $0.9 million, or 1.2%, decrease in SG&A expenses in 2004 compared with 2003 was due primarily to lower costs as a result of restructuring efforts undertaken in 2003 and 2004 which resulted in lower headcount and personnel-related costs and lower facility costs in 2004. In addition, 2003 expenses are offset by a $2.2 million curtailment gain recognized when the Company froze its defined benefit pension plan and supplemental executive retirement plan. Offsetting these reductions are additional costs recognized in 2004 related to a signing bonus of $1.7 million for our CEO and $2.7 million in executive separation costs relating to the June 30, 2004 departure of our former CEO.

IMPAIRMENT OF ASSETS

2005 IMPAIRMENTS

     As a result of PM Europe being classified as held for sale at March 31, 2005, we performed a SFAS 142 analysis for this reporting unit, which resulted in an impairment charge of approximately $1.4 million during the first quarter of 2005. We also performed a SFAS 144 impairment analysis of long-lived assets other than goodwill at March 31, 2005 for PM Europe, which resulted in an impairment charge of approximately $0.4 million. These impairment charges are included in discontinued operations on the consolidated statements of operations.

2004 IMPAIRMENTS

     In 2004, our annual goodwill impairment review resulted in a non-cash charge of $37.8 million ($5.2 million of which was reclassified to discontinued operations), which reduced the carrying value of goodwill for two of our reporting units in our Technology segment and one reporting unit in our former International segment. The goodwill impairment charge primarily reflects lower than expected future cash flows. We utilized a third-party valuation company to assist management in determining the fair value our reporting units.

     In 2004, we also completed an assessment of our other intangible assets in accordance with SFAS 144, and recorded a non-cash charge of $1.9 million. Impaired long-lived assets include exhibitor lists and advertising relationships in our Enterprise Information Technology market due to lower than expected revenues and lower retention rates.

2003 IMPAIRMENTS

     In 2003, we completed our annual goodwill impairment test and recorded a non-cash charge of $37.6 million ($3.1 million of which was reclassified to discontinued operations) related to the reduction of the carrying value of goodwill in three of our reporting units. Two of the reporting units are part of our

Technology segment and one of the reporting units is part of our Retail segment. We utilized a third-party valuation company to assist management in determining the fair value our reporting units.

     In 2003, we also completed an assessment of our other intangibles in accordance with SFAS 144 and recorded a non-cash charge of $6.2 million ($0.8 million of which was reclassified to discontinued operations). These charges primarily relate to the write-off of trade names and advertiser relationships for properties in our Technology segment.

PROVISION FOR LOAN IMPAIRMENT

     During the second quarter of 2003, we determined that it was probable certain executives would be unable to repay a significant portion of their outstanding executive loan balances without a significant recovery in the Company's stock price. Consequently, we recorded a provision for these loans in the amount of $7.6 million, reflecting the amount by which the carrying value of each individual's loan exceeded the underlying estimated fair value of the assets available to repay the loan. In the second quarter of 2004, triggered by executive management restructurings, we recorded an additional $1.8 million provision for the remaining unreserved balance for these loans.

RESTRUCTURING CHARGES

                                                              2005   2004   2003
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Restructuring and other charges, net........................  $0.9   $6.1   $5.2
Percent of revenues.........................................   0.5%   3.1%   2.8%

     Commencing in 2001 as a result of an economic slowdown, we implemented a number of cost reduction initiatives to more closely align our cost structure with the current business environment. The cost reduction initiatives included workforce reductions, the consolidation and closure of over 30 facilities, and the cancellation of various contracts. The costs associated with restructuring activities are included in restructuring and other charges in the consolidated statements of operations.

     We are actively attempting to sublease all vacant facilities. For facilities that we no longer occupy and which have not yet been subleased, management makes assumptions to estimate sublease income, including the number of years a property will be subleased, square footage, market trends, property location and the price per square foot based on discussions with realtors and/or parties that have shown interest in the space. We record estimated sublease income as a credit to restructuring and other charges in the consolidated statements of operations.

     Personnel costs include payments for severance, benefits and outplacement services.

     For a more detailed discussion of activity under each restructuring plan, including adjustments, see Note 14 -- Special Charges, in the notes to consolidated financial statements included herein.

2005 RESTRUCTURING CHARGES

     In the first quarter of 2005, we announced plans to shutdown our Wireless Systems Design magazine, which was part of our Technology segment. The shutdown resulted in the termination of eight employees at a cost of approximately $0.2 million. All payments related to these employees were made in 2005.

2004 RESTRUCTURING PLAN

     In 2004, we recorded restructuring charges of $5.2 million, including $4.7 million related to personnel costs associated with the elimination of 68 positions, including several executive positions; office closure costs of $0.1 million related to the closure of a warehouse in Colorado; and other exit costs of $0.4 million related to the cancellation of an agreement with a former employee to provide trade show and conference services to select Penton events.

     At December 31, 2005, all 2004 restructuring charges have been paid except for the final rent payment for the warehouse in Colorado, which was paid in January 2006.

2003 RESTRUCTURING PLAN

     In 2003, we recorded restructuring charges of $4.9 million, including $2.7 million related to personnel costs associated with the elimination of 85 positions; office closure costs of $3.8 million (offset by $2.3 million of estimated sublease income) related to the closure of certain offices; and other exit costs of $0.7 million related to equipment leases at closed office facilities, cancellation of certain contracts and broker commissions.

     At December 31, 2005, all 2003 restructuring charges have been paid except for those related to one non-cancelable facility lease which expires in November 2010.

2002 RESTRUCTURING PLAN

     In 2002, we recorded restructuring charges of $15.4 million, including $10.3 million related to personnel costs associated with the elimination of over 316 positions; office closure costs of $5.1 million (offset by $1.7 million of estimated sublease income) related to the closure of nine offices; and other exit costs of $1.7 million related to contractual obligations associated with the cancellation of certain trade show venues, hotel contracts and service agreements.

     At December 31, 2005, all 2002 restructuring charges have been paid except for a small balance related to one executive, which will be completed in 2007 and those related to three non-cancelable facility leases; two which expire in late 2009, and one which expires in November 2010. Adjustments to facility closing costs in 2005, 2004 and 2003 reflect changes in sublease assumptions.

2001 RESTRUCTURING PLAN

     In 2001, the Company recorded restructuring charges of $19.8 million, including $6.8 million related to personnel costs associated with the elimination of over 400 positions; office closure costs of $8.7 million related to the closure of more than 20 offices worldwide; and other exit costs of $4.3 million, including the write-off of capitalized software developments costs.

     At December 31, 2005, all 2001 restructuring charges have been paid except for those related to three non-cancelable facility leases; one which expires in June 2009; one which expires in September 2010; and one which expires in September 2013. Adjustments to facility closing costs in 2005, 2004 and 2003 reflect changes in sublease assumptions.

SUMMARY OF RESTRUCTURING ACTIVITIES

     The following table summarizes our restructuring activity for the years ended December 31, 2005, 2004 and 2003 (in thousands):

                                            EMPLOYEE
                                           SEPARATION     FACILITY        OTHER
                                             COSTS      CLOSING COSTS   EXIT COSTS    TOTAL
                                           ----------   -------------   ----------   --------
Accrual at December 31, 2002.............   $ 5,123        $10,786        $1,015     $ 16,924
  2003 charges...........................     2,736          1,505           661        4,902
  2003 adjustments.......................       (18)           (17)          (10)         (45)
  2003 cash payments.....................    (6,044)        (3,273)         (965)     (10,282)
                                            -------        -------        ------     --------
Accrual at December 31, 2003.............     1,797          9,001           701       11,499
  2004 charges...........................     4,752             51           364        5,167
  2004 adjustments.......................       116            657           255        1,028
  2004 cash payments.....................    (5,830)        (2,217)         (903)      (8,950)
                                            -------        -------        ------     --------
Accrual at December 31, 2004.............       835          7,492           417        8,744
  2005 charges...........................       156             --            --          156
  2005 adjustments.......................       (46)           812          (115)         651
  2005 cash payments.....................      (920)        (2,306)         (302)      (3,528)
                                            -------        -------        ------     --------
Accrual at December 31, 2005.............   $    25        $ 5,998        $   --     $  6,023
                                            =======        =======        ======     ========

     At December 31, 2005, we have an accrued restructuring liability of $6.0 million, net of expected sublease rental receipts (including those for assumed subleases). We expect to make cash payments in 2006 of approximately $1.2 million, for facility lease obligations. The balance of severance costs will be paid in 2007 and the balance of facility costs, primarily rent, will be paid through the end of each respective lease term, some which extend through 2013. Amounts due within one year of approximately $1.2 million and $2.7 million at December 31, 2005 and December 31, 2004, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $4.8 million and $6.0 million at December 31, 2005 and December 31, 2004, respectively, are included in other non-current liabilities on the consolidated balance sheets.

     We realized sufficient savings from our first quarter 2005 restructuring efforts to recover the employee termination costs in 2005. Savings from facility lease costs will be realized over the estimated lives of each lease.

     As part of our restructuring plan, we attempt to sublease facilities that we no longer use. From 2006 through 2009, we expect to receive total cash payments of approximately $4.0 million related to leases that we have sublet and have under contract.

     In addition to the restructuring charges outlined in the table above, other items were included in restructuring and other charges in 2005, 2004 and 2003. They include approximately $0.1 million, $0.03 million, and $0.8 million in 2005, 2004 and 2003, respectively, related to legal fees for suits that were settled, as well as $0.6 million in 2003, related to our 401(k) plan, for employees who had rescissionary rights. In addition, restructuring charges of $0.09 million for 2004 and $0.7 million for 2003 were reclassified to discontinued operations.

DEPRECIATION AND AMORTIZATION

                                                          2005   2004   CHANGE   2003    CHANGE
                                                          ----   ----   ------   -----   ------
                                                                      (IN MILLIONS)
Depreciation and amortization...........................  $6.6   $8.0   (17.5)%  $10.5   (23.4)%
Percent of revenues.....................................   3.4%   4.1%             5.5%

     Depreciation expense has decreased from $7.3 million in 2003 to $5.8 million in 2004 to $4.7 million in 2005. The decrease correlates with the trend toward lower capital expenditures as fixed assets become fully depreciated. Amortization expense has decreased from $3.2 million in 2003 to $2.2 million in 2004 to $1.9 million in 2005. The decrease in amortization expense primarily reflects the write-off of intangible assets in 2004 and 2003, and the affect of intangibles becoming fully amortized.

OTHER INCOME (EXPENSE)

     Other income (expense) consists of the following:

                                                      2005     2004    CHANGE    2003    CHANGE
                                                     ------   ------   ------   ------   ------
                                                                   (IN MILLIONS)
Interest expense...................................  $(39.5)  $(40.0)   (1.2)%  $(41.6)   (3.8)%
Interest income....................................  $  0.2   $  0.2      --    $  0.4   (52.6)%
Gain on extinguishment of debt.....................  $  2.7   $   --     n/a    $   --     n/a
Other, net.........................................  $ (0.2)  $   --     n/a    $   --     n/a

     - The decrease in interest expense for 2005 compared with 2004 was due to the repurchase of $19.7 million face value of our Subordinated Notes during 2005, partially offset by an increase in interest related costs from our Loan and Security Agreement revolver.

     - Included in interest expense in 2003 is approximately $1.9 million related to the write-off of unamortized financing fees associated with our previous senior secured credit facility.

     - Included in interest expense in 2005, 2004, and 2003 is amortization expense related to deferred finance fees of $2.0 million, $2.0 million and $1.9 million, respectively.

     - During 2005, we repurchased $19.7 million face value of our Subordinated Notes at prevailing market prices and recognized a gain of $2.7 million. The repurchase will result in additional reductions in our annual Subordinated Notes interest payments of $2.0 million.

EFFECTIVE TAX RATES

     In 2005 and 2003, the Company recorded a provision for income taxes of $1.9 million and $6.9 million, respectively. The Company recorded a benefit for income taxes of $0.8 million in 2004. The Company recorded valuation allowances to offset the respective annual income tax benefits from operations as well as the amount by which deferred tax assets exceeded deferred tax liabilities, excluding the deferred tax liability related to indefinite life intangibles as of 2005, 2004, and 2003. The effective tax rates for 2005 and 2004 were a provision of 53.4% and a benefit of 1.3%, respectively. The change in the effective tax rate for 2005 is due primarily to the change in the valuation allowance between years.

     The effective tax rates for 2004 and 2003 were a benefit of 1.3% and a provision of 8.5%, respectively. The change in the effective tax rate for 2004 is due primarily to the change in the valuation allowance between years and the Company realizing a tax benefit related to the reversal of approximately $2.9 million of contingent liabilities for which the statutes of limitations have expired.

     The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is probable that our positions will be sustained when challenged by the taxing authorities. As of December 31, 2005 and 2004 we had not recognized tax benefits of approximately $1.4 million and $2.2 million, respectively, relating to various state tax positions. Should the ultimate outcome be unfavorable, we maybe required to pay the amount currently accrued.

DISCONTINUED OPERATIONS

                                                        2005    2004    CHANGE   2003    CHANGE
                                                        -----   -----   ------   -----   ------
                                                                     (IN MILLIONS)
Discontinued operations, net of taxes.................  $(3.0)  $(8.0)  (63.2)%  $(4.2)   91.4%
Percent of revenues...................................    1.5%    4.1%             2.2%

     Discontinued operations for all periods presented include the results of PM Europe, which was sold in April 2005, PM Germany, which was sold in December 2004, and PTS, which was sold in January 2003. PM Europe and PM Germany comprised our former International segment and PTS was part of our Industry segment.

     The loss from discontinued operations for 2005, 2004 and 2003 include the following:

     - 2005: results of operations from PM Europe through the date of its sale. The sale was completed for approximately $4.4 million in cash, with no gain or loss recognized on disposal. However, the Company did record an impairment charge of $1.8 million related to the write-down of goodwill and other long-lived assets during the first quarter of 2005, in contemplation of the sale.

     - 2004: results of operations of PM Germany through the date of its sale, and the results of PM Europe. Included in the loss is goodwill impairment charges of $5.2 million and a loss of $1.0 million recognized on the sale of PM Germany.

     - 2003: results of operations of PTS through the date of its sale, and the results of PM Germany and PM Europe. Included in the loss are impairment charges of $5.9 million related to goodwill and other intangible assets offset by a gain of approximately $1.4 million associated with the sale of PTS.

     Discontinued operations include revenues of (i) $0.7 million, $14.6 million, and $14.2 million for 2005 (through the date of sale), 2004 and 2003, respectively, related to PM Europe; and (ii) $3.2 million and $3.1 million for 2004 (through the date of sale), and 2003, respectively, related to PM Germany.

     Income taxes on discontinued operations were not material for 2005, were a provision of $0.7 million for 2004, and were a benefit of $0.2 million for 2003.

SEGMENTS

     Our segments include: Industry, Technology, Lifestyle and Retail. The results of these segments are regularly reviewed by our chief operating decision maker and the executive team to determine how resources will be allocated to each segment and to assess the performance of each segment. All four segments derive their revenues from publications, trade shows and conferences, and online media products.

     The executive management team evaluates performance of each segment based on revenues and adjusted segment EBITDA. As such, in the analysis that follows, we have used adjusted segment EBITDA, which we define as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, impairment charges, restructuring and other charges, executive separation costs, provision for executive loan impairment, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. See
Note 16 -- Segment Information, in the notes to consolidated financial statements included herein, for a reconciliation of total adjusted segment EBITDA to loss from continuing operations before income taxes.

     Financial information by segment for 2005, 2004 and 2003, adjusted for discontinued operations, is summarized as follows (in thousands):

                                                                                         ADJUSTED SEGMENT
                                  REVENUES                ADJUSTED SEGMENT EBITDA         EBITDA MARGIN
                       ------------------------------   ---------------------------   ----------------------
                         2005       2004       2003      2005      2004      2003     2005     2004     2003
                       --------   --------   --------   -------   -------   -------   ----   --------   ----
Industry.............  $ 74,944   $ 75,224   $ 75,307   $22,134   $20,351   $18,929   29.5%    27.1%    25.1%
Technology...........    62,036     62,443     61,743    14,538    12,258     8,876   23.4%    19.6%    14.4%
Lifestyle............    35,341     36,223     31,756    14,452    14,141    11,571   40.9%    39.0%    36.4%
Retail...............    20,526     20,943     19,936     6,259     5,543     5,432   30.5%    26.5%    27.2%
                       --------   --------   --------   -------   -------   -------
                       $192,847   $194,833   $188,742   $57,383   $52,293   $44,808   29.8%    26.8%    23.7%
                       ========   ========   ========   =======   =======   =======

INDUSTRY

     Our Industry segment, which represented 38.9%, 38.6%, and 39.9% of our revenues for 2005, 2004 and 2003, respectively, serves customers in the manufacturing, design/engineering, mechanical systems/construction, and government/compliance industries.

     The percentages of our Industry segment's revenues by product line are as follows:

                                                              2005   2004   2003
                                                              ----   ----   ----
Publishing..................................................  88.7%  92.7%  94.8%
Trade shows and conferences.................................   3.8%   2.8%   2.4%
Online media................................................   7.5%   4.5%   2.8%

     Spending on print advertising, which represents a longer-term investment focused on brand promotion, has experienced declines for the manufacturing-related businesses in this segment. Many of our manufacturing customers have favored protecting their earnings improvement in an environment in which they are cautiously optimistic about sustained economic growth. In tandem with this trend, our manufacturing products have seen marketing dollars spread wider, with larger allocations moving toward electronic media brand extensions of our magazines, which have been successful in generating rapid, direct sales leads for customers. In 2005, our manufacturing unit focused on aggressive eMedia product development and sales, closing the year with solid growth in Web advertising, webcasts and other electronic products.

     Customers for our manufacturing and design engineering units also have been confronting globalization issues as these companies seek to address expansion opportunities and reduce their labor costs. These conditions also have contributed to substantial spending increases in our online media, as our brand groups have innovated to serve the unique, functional business needs of users, particularly design engineers and manufacturing executives, worldwide. These units are employing strategies to leverage the reputations of their leading U.S. media brands to introduce media vehicles in other geographies -- primarily
Asia -- to help customers advance their global business agendas and provide growth and a broader portfolio footprint for Penton.

     Our Industry segment also includes two large new-product tabloid magazines that serve industrial product/services purchasers and government purchasers. While these products enjoy leading market positions, their enhancement with data-driven Web sites and targeted Web conferences is underway to ensure continued market dominance and longer-range revenue and profit growth.

     Electronic media, in fact, is in a relatively nascent stage for several of the brand groups in this segment. We believe there is very good growth opportunity for the segment as we roll out new products and replicate eMedia products that have already experienced success in other markets we serve.

     All four business units in the Industry segment conducted in-person media products in 2005, with a 33.8% growth in this product line.

2005 vs. 2004

     Revenues for this segment decreased $0.3 million, or 0.4%, from $75.2 million for the year ended December 31, 2004 to $74.9 million for the same period in 2005. The decrease was due primarily to lower publication revenues of $3.2 million partially offset by improved online media revenues of $2.2 million and an increase in trade show and conference revenues of $0.7 million. Lower publishing revenues were due to lower advertising revenues from our manufacturing and government/compliance groups, as publishing revenues for our construction group increased slightly and publishing revenues for our design/engineering group increased by over $0.6 million. The decrease in our manufacturing and government/compliance group publishing revenues was a result of lower year-on-year ad page revenues across a number of our brands as well as the elimination of several small products in 2004 that produced revenues of approximately $0.3 million. These decreases were partially offset by revenues from our Fluid Power Directory, which is produced bi-annually. The increase in online media revenues was primarily from year-on-year improvements in our design/engineering and manufacturing Web sites. Revenues in 2005 for our Machine Design Web site in our design/engineering unit increased by 152.8% compared with 2004. The increase in trade show and conferences revenues was attributed to our Comfortech HVAC trade show, which showed a 19.6% year-on-year revenue increase as well as from roadshows produced by our construction and manufacturing groups.

     Adjusted segment EBITDA for our Industry portfolio increased $1.8 million, or 8.8%, from $20.4 million for the year ended December 31, 2004 to $22.1 million for the same period in 2005. This increase is due to our online media products, which increased by $1.3 million and our trade shows and conferences, which increased $0.3 million, primarily driven by increased revenues. Our publishing adjusted EBITDA also increased by $0.2 million, due primarily to cost cutting and restructuring efforts. Adjusted segment EBITDA margins increased from 27.1% in 2004 to 29.5% in 2005, due to the factors noted above.

2004 vs. 2003

     Revenues for this segment decreased $0.1 million, or 0.1%, from $75.3 million for the year ended December 31, 2003 to $75.2 million for the same period in 2004. The decrease was due primarily to lower publication revenues of $1.7 million partially offset by improved online media revenues of $1.3 million and an increase in trade show and conference revenues of $0.3 million. The increase in online media revenues was due primarily to year-on-year improvements in our manufacturing, government/compliance and design/engineering Web sites. Our IndustryWeek Web site, which is part of our manufacturing group, increased revenue by 77.1% in 2004 compared with 2003. The increase in trade show and conferences revenues was attributed to our Comfortech HVAC trade show, which showed a 25.9% year-on-year revenue increase. Lower publishing revenues were due primarily to lower ad page revenues from our government/compliance group.

     Adjusted segment EBITDA for our Industry portfolio increased $1.4 million, or 7.5%, from $18.9 million for the year ended December 31, 2003 to $20.4 million for the same period in 2004. This increase is due to our online media products, which increased by $1.0 million, and our trade shows and conferences, which increased $0.6 million. These increases were partially offset by a decrease of $0.2 million in publishing. Adjusted segment EBITDA margins improved from 25.1% in 2003 to 27.1% in 2004, due primarily to cost reduction efforts.

TECHNOLOGY

     Our Technology segment, which represented 32.2%, 32.0%, and 32.7% of our revenues in 2005, 2004 and 2003, respectively, serves customers in the business technology, enterprise information technology, electronics, and aviation markets.

     The percentages of our Technology segment's revenues by product line are as follows:

                                                              2005   2004   2003
                                                              ----   ----   ----
Publishing..................................................  60.0%  64.4%  71.1%
Trade shows and conferences.................................  20.3%  16.6%  12.5%
Online media................................................  19.7%  19.0%  16.4%

     Segment results are largely tied to our portfolios in the enterprise IT and electronics OEM IT markets. Our enterprise IT portfolio, the largest business in this segment, serves the information needs of IT professionals involved with the Microsoft Windows platform and IBM's iSeries (AS/400) server platform. Penton's IT media groups build community among buyers and sellers in their markets through a fully integrated offering of media products across the print, online and event spectrum. There are a number of trends that bode well for this Penton business in the near to medium term. We expect that the adoption of 64-bit hardware for Windows, the strong demand for more storage and data management products across all businesses, increasing computer mobility and increasing demand for remote access to servers will drive IT product sales on both the consumer and corporate IT side. Marketing spending in targeted products such as Penton's will be necessary to support the sales process. In addition, we believe that Microsoft product launches in 2006 and 2007 as well as IBM's strong play in server consolidation and open systems, along with investments in more effective marketing of the iSeries platform should generate good spending volume with our products, across all media platforms.

     Our IT Groups have successfully capitalized on the technical expertise of their content teams and the depth and loyalty of our Windows and iSeries communities to build a substantial custom media business. In particular, custom roadshow conferences that focus on technical information on particular products have drawn strong attendance in the U.S., and in 2005 were successfully introduced in Europe and the Middle East. Microsoft has been a key sponsor of these events. Should Microsoft make a significant adjustment in their communications strategies, specifically, to a more inwardly-focused strategy, our roadshow business, as well as our other major IT media products, could be significantly impacted. Given the high quality of our products and the success they have driven for Microsoft and their channel partners, we do not necessarily expect this change to occur.

     Penton's electronics portfolio is primarily a print media business with a fast-growing eMedia offering. Our print business has experienced pressure as our advertisers, manufacturers of electronic components, have endeavored to protect their profit margins by reducing marketing spending and seeking lower labor costs by moving production to China and others parts of Asia.

     We are leveraging the strong reputations of our electronics media brands to respond to the increasing globalization of our customers. For example, we have entered a partnership to publish our highly respected magazine Electronic Design in China and we produce a Chinese edition of Electronic Design's Web site. We are also aggressively developing more content for Web-only products as a way of reaching out to a broader global audience, including digital magazines serving the European market, the military electronics market, and a digital new-products publication that expediently delivers new product information and specification data to electronics designers across a full spectrum of OEM markets.

     We expect that spending on consumer electronics such as cellular phones, iPods, and DVD players and the trend toward greater computing mobility and communications will drive the electronics industry forward, and we are confident that our entrenched, globally recognized brands will continue to deliver high quality products and services.

2005 vs. 2004

     Revenues for this segment decreased $0.4 million, or 0.7%, from $62.5 million for the year ended December 31, 2004 to $62.1 million for the same period in 2005. The decrease was due to a decrease in publishing revenues of $2.9 million, offset by higher trade show and conference revenues of $2.2 million and higher online media revenues of $0.4 million. The decrease in the segment's publishing revenues was due partially to a year-over-year decline in revenues from our electronics group of $2.4 million and to a decline in our enterprise information technology group of $1.0 million, offset by an increase of $0.5 million in our Business Technology group. The segment's 2005 results were impacted by the April 2005 shutdown of our Wireless Systems Design magazine and the May 2005 shutdown of our ePro magazine. The increase in trade show and conference revenues was due primarily to our fall ASP/VS Connections and SQL server conferences, which contributed $1.3 million in additional revenues in 2005. In addition, our enterprise information technology group roadshows increased revenues by $0.7 million in 2005 compared with 2004. The increase in online media revenues was due primarily to the acquisition of MSD2D in August 2005.

     Adjusted segment EBITDA for our Technology portfolio increased $2.3 million, or 18.6%, from $12.3 million for the year ended December 31, 2004 to $14.6 million for the same period in 2005. Of the increase, $1.1 million was attributable to the segment's publications, $0.9 million was trade shows and conferences, and $0.5 million was online media. These improvements were partially offset by an increase of overhead costs of $0.2 million. The increase in adjusted segment EBITDA margins improved from 19.6% in 2004 to 23.4% in 2005, due to cost reduction efforts.

2004 vs. 2003

     Revenues for this segment increased $0.7 million, or 1.1%, from $61.7 million for the year ended December 31, 2003 to $62.4 million for the same period in 2004. The increase was due primarily to higher trade show and conference revenues of $2.7 million and higher online media revenues of $1.7 million, offset by a decrease in publishing revenues of $3.7 million. The increase in trade show and conference revenues was due primarily to an increase of $1.4 million or 66.5% from our Windows IT Pro roadshow revenues in 2004 compared with 2003. The fall ASP/VS Connections and SQL server conferences, also contributed an additional $1.5 million in revenues. The increase in online media revenues was due to year-over-year improvements in Windows online custom media, the Windows Web sites, Business Finance webcasts and eMedia in our electronics group. The decrease in the segment's publishing revenues was due partially to a decline in our Windows IT Pro and ePro magazines of $3.2 million, and the elimination of over $1.1 million in revenues related to our Internet World magazine. Internet World was discontinued in June 2003 and ePro magazine was discontinued in May 2004.

     Adjusted segment EBITDA for our Technology portfolio increased $3.4 million, or 38.1%, from $8.9 million for the year ended December 31, 2003 to $12.3 million for the same period in 2004. The increase was attributable to online media of $2.0 million and trade shows and conferences of $2.1 million. Overhead costs for the segment also improved by $0.5 million. These improvements were partially offset by a decline of $1.2 million in the segment's publications. Adjusted segment EBITDA margins improved from 14.4% in 2003 to 19.6% in 2004, due to the factors noted.

LIFESTYLE

     Our Lifestyle segment, which represented 18.3%, 18.6%, and 16.8% of our revenues in 2005, 2004 and 2003, respectively, serves customers in our natural products industry sector. Products in this sector serve the natural and organic products and nutraceuticals markets, including producers of raw materials, manufacturers, distributors and retailers.

     The percentages of our Lifestyle segment's revenues by product line are as follows:

                                                              2005   2004   2003
                                                              ----   ----   ----
Publishing..................................................  31.4%  33.3%  34.8%
Trade shows and conferences.................................  68.0%  66.6%  65.2%
Online media................................................   0.6%   0.1%   0.0%

     Penton owns leading trade show and publication brands serving the natural products/organics markets. We believe our New Hope Natural Media business, which operates the brands, is regarded internationally as a leading information service provider to this market and as being an innovator in terms of introducing opportunities for all components of this market's supply chain -- from raw materials providers to manufacturers to distributors to retail buyers.

     The success of this business has been driven by consumers increasing desire to embrace healthy lifestyles. The natural/organics market has for over two decades been a niche market, but the healthy-minded consumer has forced the market to become more mainstream, and our ongoing success will be largely driven by our ability to connect the many suppliers with the retail marketplace, all of whom are evolving their businesses to capture more of the "healthy" market.

     Legislative pressure on the supplement side of this business has impacted this business, primarily print advertising. However, New Hope has leveraged its strong market positions to capture the momentum of the mainstream healthy foods trend. Its events business, for example, is attracting an increasing number of mass food companies as well as mass buyers while still serving the traditional natural foods industry. 2006 will introduce a launch, World Ethnic Market (WEM), co-located with Expo West. The healthy foods trend is merging with the phenomenon of cultural and ethnic foods and WEM will focus on capturing this trend, with special emphasis on kosher and halal foods.

     In addition, New Hope's custom publishing business is expected to benefit in the near term from sales of custom in-store merchandising publications for mainstream grocers who are seeing negative to flat growth in most food categories and are aggressively participating in the growth categories New Hope's products cover, including organics, natural products, kosher, and halal.

     As this market is becoming more mainstream, it also is becoming somewhat saturated, and our customers are therefore seeking international growth opportunities. This has likewise opened portfolio expansion opportunity for our New Hope business. We have had some success producing events targeting the nutraceuticals segment of the market in China and Europe and we launched a Natural Products Expo event in Japan in 2005.

     We also have gained momentum with eMedia products in addressing growth opportunities both in the domestic U.S. and abroad. While eMedia is a very small piece of this segment's overall business, we are developing a number of new products online that we expect to generate increased traffic/use and sponsor support over the near term, including a significant directory product called the New Product Launch Pad ("NPLP"). NPLP is an on online application/Web portal that enables manufacturers and suppliers of natural and specialty products to introduce and promote their new products to the natural products industry. NPLP expands upon New Hope's in-person and in-print product introduction solutions and works to eliminate communication disconnects between retailers, buyers, brokers, distributors, manufacturers, marketers and suppliers when introducing new products.

2005 vs. 2004

     Revenues for this segment decreased $0.9 million, or 2.4%, from $36.2 million for the year ended December 31, 2004 to $35.3 million for the same period in 2005. Publishing revenues accounted for $1.0 million of the decrease, as the low-carb advertising category experienced a significant slowdown in 2005. This decrease was partially offset by an increase of $0.1 million in online media revenues through the addition of new Web sites, as management attempts to drive revenue and profits by accelerating eMedia product development in this segment. Trade show and conference revenues remained flat primarily as a result of the discontinuation of our Natural Products Expo Europe event, which was held in the second quarter of 2004 but not held in 2005.

     Adjusted segment EBITDA for the Lifestyle segment increased $0.3 million, or 2.2%, from $14.1 million for the year ended December 31, 2004 to $14.5 million for the same period in 2005. Trade shows and conferences accounted for $0.7 million of the improvement, offset by $0.4 million in publications. Online media remained flat in 2005 compared to 2004. Adjusted segment EBITDA margins improved to 40.9% in 2005 from 39.0% in 2004.

2004 vs. 2003

     Revenues for this segment increased $4.5 million, or 14.1%, from $31.8 million for the year ended December 31, 2003 to $36.2 million for the same period in 2004. Trade shows and conferences accounted for $3.4 million of the increase and publishing revenues accounted for an additional $1.0 million. The increase in trade show and conference revenues was due primarily to the success of the Natural Products Expo West and East events, which were held in the first and fourth quarter of 2004, respectively. Natural Products Expo West experienced a 20.2% year-over-year increase in revenues and the East event had a 15.0% year-over-year improvement in revenues. Publishing revenues in the segment also grew, with improvements experienced by Delicious Living and The Natural Foods Merchandiser magazines, both of which took advantage of an increase in low-carb advertising.

     Adjusted segment EBITDA for the Lifestyle segment increased $2.6 million, or 22.2%, from $11.6 million for the year ended December 31, 2003 to $14.1 million for the same period in 2004. Trade shows and conferences accounted for $1.7 million and publications accounted for $0.4 million of the increase and $0.5 million of the increase from lower overhead costs. Adjusted segment EBITDA margins improved from 36.4% in 2003 to 39.0% in 2004.

RETAIL

     Our Retail segment, which represented 10.6%, 10.8%, and 10.6% of our revenues for 2005, 2004 and 2003, respectively, serves customers in the food/retail sectors.

     The percentages of our Retail segment's revenues by product line are as follows:

                                                              2005   2004   2003
                                                              ----   ----   ----
Publishing..................................................  93.2%  92.4%  90.0%
Trade shows and conferences.................................   4.7%   6.0%   8.0%
Online media................................................   2.1%   1.6%   2.0%

     Results from our foodservice portfolio largely drive results for this segment.

     In both the commercial and noncommercial foodservice markets, it is possible there will be some erosion in food manufacturers' marketing spending as distributors push their rising transportation/shipping price increases onto manufacturers. At the same time, we expect that greater applications of technology in foodservice and trends toward healthier eating habits are presenting growth opportunities for both our commercial and noncommercial media products.

     For example, we believe a new technology advertising category is arising from two major trends: educational facilities using Web sites to post menus and track student eating habits for parents' review; and schools and other noncommercial facilities deploying a range of cashless pay technology systems for students' purchasing convenience.

     As people move toward more healthful eating habits, our foodservice teams are producing in-person events where operators can learn about profitably shifting to healthy menu offerings, with sponsorship support of a growing number of manufacturers introducing more healthful products. We expect this trend will drive additional print advertising and online marketing business for this group, as well, as our teams add targeted content offerings focused on "healthy." In fact, the eMedia business for this segment overall is in a relatively nascent stage. We believe it has good growth potential as we continue to introduce new products and replicate eMedia products that have already experienced success in other markets we serve.

2005 vs. 2004

     Revenues for this segment decreased $0.4 million, or 2.0%, from $20.9 million for the year ended December 31, 2004 to $20.5 million for the same period in 2005. The decrease was due primarily to lower publishing revenues of $0.2 million and lower tradeshow and conferences revenue of $0.3 million, partially offset by a modest increase in online media revenues of $0.1 million. The lower publishing revenues were due primarily to slightly lower revenues for several of our magazines. Lower trade show and conference revenues were due to the discontinuation of our Kids Marketing conference, which was held in 2004 but not in 2005, along with lower year-over-year revenues from our National Convenience Store conference.

     Adjusted segment EBITDA for the Retail segment increased $0.7 million for the year ended December 31, 2005 compared with the same period in 2004. EBITDA for publications increased by $0.8 million and online media increased by $0.1 million, partially offset by a $0.2 million decrease from trade shows and conferences. Adjusted segment EBITDA margins improved from 26.5% in 2004 to 30.5% in 2005.

2004 vs. 2003

     Revenues for this segment increased $1.0 million, or 5.1%, from $19.9 million for the year ended December 31, 2003 to $20.9 million for the same period in 2004. The increase was due primarily to year-over-year revenue improvements in our Restaurant Hospitality and Lodging Hospitality magazines offset by lower year-on-year revenues from our Convenience Store Decisions magazine, slightly lower trade show and conference revenues, and a modest decline in online media revenues.

     Adjusted segment EBITDA for the Retail segment increased $0.1 million for the year ended December 31, 2003 compared with the same period in 2004. Although EBITDA for publications increased by $0.7 million due to revenue increases noted above, these improvements were offset by a decrease from trade shows and conferences and higher overhead costs. Adjusted segment EBITDA margins decreased from 27.2% in 2003 to 26.5% in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

     At December 31, 2005, our principal sources of liquidity are our existing cash reserves of $0.6 million and available borrowing capacity under our Loan and Security Agreement revolver of $27.0 million.

     In the fourth quarter of 2005, we repurchased $14.2 million par value of our 10 3/8% senior subordinated notes for $12.8 million, using cash on hand from operations and funds from our Loan and Security Agreement. These notes were purchased in the open market and were trading at 90% of their par value at the time of purchase. The purchase resulted in a gain of approximately $1.1 million in the quarter. This buyback in the fourth quarter was in addition to the repurchase of $5.5 million of Subordinated Notes in February 2005, in which we used approximately $3.8 million in cash and recognized a gain of $1.6 million.

     Our cash requirements for the next 12 months are primarily to fund:

     - operations;

     - repayment of the outstanding balance on our Loan and Security Agreement revolver;

     - debt service costs, which are expected to be approximately $36.1 million in 2006;

     - capital expenditures of approximately $1.3 million;

     - payments related to our business restructuring initiatives of approximately $1.2 million primarily related to lease obligations; and

     - contributions totaling $1.6 million to our employees' Retirement and Savings Plan accounts.

     We have no principal repayment requirements until maturity of our Secured Notes in October 2007. In addition, we have no maintenance covenants on our existing bond debt.

     We anticipate undertaking refinancing activities in 2006 or early 2007 in order to address the maturing of our Secured Notes in October 2007 as well as the expiration of our Loan and Security Agreement in August 2007. After October 1, 2006, we are permitted to redeem the Secured Notes, in whole or in part, at a redemption price of 100.0% of the principal amount. Currently we must pay a premium to redeem the Secured Notes. Failure to obtain new financing could have a material adverse effect on our liquidity.

     We believe that our existing sources of liquidity, along with revenues expected to be generated from operations, will be sufficient to fund our operations, anticipated capital expenditures, working capital, and other financing requirements for the next twelve months. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both, to remain viable. Our ability to meet cash operating requirements depends upon our future performance, which is subject to general economic conditions and to financial, competitive, business, and other factors. Our ability to return to sustained profitability at acceptable levels will depend on a number of risk factors, many of which are largely beyond our control. Some of the risk factors that have had and/or may have a negative impact on our business and financial results are discussed in "Item 1A. Risk Factors" of this document. If we are unable to meet our debt obligations or fund our other liquidity needs, particularly if our revenues deteriorate, we may be required to raise additional capital through financing arrangements or the issuance of private or public debt or equity securities. We cannot assure you that such additional financing will be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants issued, including the conversion price, dividend and liquidation adjustment provisions could result in substantial dilution to common stockholders. The redemption price premiums and board representation rights could negatively impact our ability to access the equity markets in the future.

     Our Loan and Security Agreement contains several provisions that could have a significant impact as to the classification as well as the acceleration of payments for any borrowings outstanding under the agreement, including the following:

          (i) the obligation of the lender to provide any advances under the loan agreement is subject to no material adverse change events;

          (ii) reserves may be established against the borrowing base for sums that we are required to pay, such as taxes and assessments and other types of required payments, and have failed to pay;

          (iii) in the event of a default under the loan agreement, the lender has the right to direct all cash that is deposited in the Company's lockboxes to the lender to pay down outstanding borrowings;

          (iv) the loan agreement establishes cross-defaults to our other indebtedness (such as the Secured Notes and Subordinated Notes) such that a default under the loan agreement could cause a default under the notes agreements and vice versa; however, default triggering thresholds are different in the Loan and Security Agreement and the indentures;

          (v) if we are in default of any material agreement to which the lender is a party and the counter-party to that agreement has the right to terminate such agreement as a result of the default, this constitutes an event of default under the loan agreement.

     Under the loan agreement, the lenders reserve the right to deem the notes in default, and in those limited circumstances, could accelerate payment of the outstanding loan balances should we undergo a material adverse event. Even though the criteria defining a material adverse event are subjective, we do not believe that the exercise of the lenders' right is probable nor do we foresee any material adverse events in 2006. In addition, we believe that our 11 7/8% senior secured and 10 3/8% senior subordinated note agreements are long-term in nature. Accordingly, we continue to classify our notes as long term. At December 31, 2005, we are in compliance with all of the above provisions.

Analysis of Cash Flows

     Our cash and cash equivalents at December 31, 2005, was $0.6 million compared with $7.7 million at December 31, 2004 and $29.6 million at December 31, 2003. Cash used for operating activities was $1.6 million for the year ended December 31, 2005, compared with $20.5 million for the year ended December 31, 2004. Cash of $27.7 million was provided from operations for the year ended December 31, 2003.

     - 2005 operating cash flows reflected a net loss of $8.4 million and a net decrease in working capital items of $4.9 million, partially offset by non-cash charges (primarily depreciation and amortization, amortization of deferred financing fees, deferred income tax and impairment of asset charges) of approximately $11.8 million.

     - 2004 operating cash flows reflected a net loss of $67.2 million and a net decrease in working capital items of $14.4 million, partially offset by non-cash charges (primarily impairment of asset charges, depreciation and amortization) of approximately $61.1 million.

     - 2003 operating cash flows reflected a net loss of $93.1 million, offset by a net increase in working capital items of $43.3 million (due primarily to a tax refund of $52.7 million) and non-cash charges (primarily impairment of asset charges, depreciation and amortization, provision for loan impairment and deferred income tax) of approximately $77.5 million.

     The improvement in cash from operating activities in 2005 compared to 2004 was due primarily to the combination of the following factors; (i) a decrease in accounts receivable, due primarily to the sale of our PM Europe operations as well as the timing of billings and collections; (ii) a decrease in accounts payable, due primarily to the sale of our PM Europe operations as well as the timing of payments; (iii) a decrease in other accrued expenses, primarily due to the payment of our restructuring liability; and, (iv) a decrease in unearned income, primarily due to the sale of our PM Europe operations and the timing of collections.

     The decrease in cash from operating activities in 2004 compared to 2003 was due primarily to the tax refund of $52.7 million received in January 2003 and the absence of this benefit in 2004. Excluding this refund from 2003 operating activities, the cash used from operations in 2004 actually improved by nearly $4.6 million. Also contributing to the decrease in cash from operating activities in 2004 compared to 2003 was the increase in accounts receivable, the increase in accounts payable and accrued expenses, offset by an increase in prepayments, deposits and other, all due to timing of when trade shows are held and when deposits are due and collected.

     Investing activities provided $1.0 million of cash in 2005 primarily from net proceeds of $4.1 million from the sale of PM Europe in April 2005, offset by capital expenditures of $1.0 million and the acquisition of Kosher World Conference & Expo in June 2005 for $0.4 million and MSD2D of $1.4 million in August 2005. Investing activities used $1.6 million of cash in 2004. The use of $2.3 million for capital expenditures was partially offset by cash proceeds of $0.8 million from the sale of 70% of our interest in PM Germany. Capital expenditures in 2004 were primarily for computer hardware and software. Investing activities provided $2.2 million of cash in 2003 due primarily to proceeds from the sale of PTS in January 2003 of $3.2 million and decrease of a note receivable of $1.6 million. These proceeds were partially offset by capital expenditures of $3.3 million. Capital expenditures in 2003 were primarily for desktop computers and management information systems.

     Financing activities used $6.5 million of cash in 2005 due primarily to the repurchase of $19.7 million face value of our Subordinated Notes for $16.5 million in cash offset by net proceeds from our Loan and Security Agreement revolver of $10.2 million. Financing activities provided $0.2 million of cash in 2004 primarily as a result of an increase in cash overdrafts. Financing activities used $7.2 million of cash for 2003 primarily for the repayment of $4.5 million of our senior secured credit facility, the payment of financing fees of approximately $2.0 million and the payoff of a note payable of $0.4 million. These uses were partially offset by proceeds of approximately $0.3 million from the partial repayment of an officer's loan.

DEBT SERVICE

     At December 31, 2005, we had total indebtedness of $323.0 million. Our principal obligations are described below.

Subordinated Notes:

     In June 2001, we issued $185.0 million of 10 3/8% Subordinated Notes due June 2011. Interest on the notes is payable semiannually, on June 15 and December 15. The Subordinated Notes are fully and unconditionally, jointly and severally guaranteed, on a senior subordinated basis, by the assets of our domestic subsidiaries, which are 100% owned by the Company, and may be redeemed, in whole or in part, on or after June 15, 2006 at a premium which ranges from 105.188% at June 15, 2006 to 100.000% at June 15, 2009. We are permitted to repurchase the Subordinated Notes using up to $25.0 million in cash. During 2005 and 2002, we purchased $19.7 million and $10.0 million, respectively, principal amount of our Subordinated Notes at prevailing market prices using cash of $24.9 million. At December 31, 2005, $155.3 million of Subordinated Notes remain outstanding.

     The Subordinated Notes were offered at a discount of $4.2 million. This discount is being amortized using the interest method over the term of the Subordinated Notes. Costs representing underwriting fees and other professional fees of approximately $1.7 million are being amortized over the term of the Subordinated Notes. The Subordinated Notes are our unsecured senior subordinated obligations, subordinated in right of payment to all existing and future senior indebtedness, including any outstanding balance under our Loan and Security Agreement and the Secured Notes discussed below.

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

Secured Notes:

     In March 2002, we issued $157.5 million of 11 7/8% Secured Notes due in 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally guaranteed, on a senior basis, by all of our domestic subsidiaries, which are 100% owned by the Company, and also the stock of certain subsidiaries. We may redeem the Secured Notes, in whole or in part, during the periods October 1, 2005 through October 1, 2006 and thereafter at redemption prices of 105.9375% and 100.0000% of the principal amount, respectively, together with accrued and unpaid interest to the date of redemption.

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

Loan and Security Agreement:

     In August 2003, we entered into a four-year revolving Loan and Security Agreement. Pursuant to the terms of the Loan and Security Agreement, we can borrow up to the lesser of (i) $40.0 million; (ii) 2.0x our last twelve months adjusted EBITDA; (iii) 40% of our last six months of revenues; or (iv) 25% of our enterprise value, as determined annually by a third party. The revolving Loan and Security Agreement bears interest at Prime plus 3.0%, or at the Company's option, LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. At December 31, 2005, the rate was 10.25%. We must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months adjusted EBITDA to 2.0x. The Loan and Security Agreement permits us to sell assets of up to $12.0 million in the aggregate during the term or $5.0 million in any single asset sale, and complete acquisitions of up to $5.0 million per year. Pursuant to the terms of the Loan and Security Agreement we have three stand-by letters of credit totaling $1.1 million required by certain of our facility leases. The amounts of the letters of credit reduce the availability under the Loan and Security Agreement. As of December 31, 2005, no amounts were drawn under the stand-by letters of credit. Costs representing bank fees and other professional fees of $1.9 million are being amortized over the life of the agreement. At December 31, 2005, $37.2 million was available under the Loan and Security Agreement, of which $10.2 million was outstanding.

Consolidated Adjusted EBITDA

     Pursuant to the terms of the Loan and Security Agreement, we can borrow up to the lesser of (i) $40.0 million; (ii) 2.0x our last 12 months Consolidated Adjusted EBITDA; (iii) 40% of our last six months of revenues; or (iv) 25% of our enterprise value, as determined annually by a third party. In addition, under our Loan and Security Agreement, we are not permitted to allow the ratio of outstanding indebtedness to our last 12 months Consolidated Adjusted EBITDA to exceed 2.0 to 1.00.

     Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure of our ability to service debt. It should not be construed as an alternative to either income/loss before income taxes, or cash flows from operating activities. Our inability to borrow based on the terms of the Loan and Security Agreement could have a material adverse effect on our liquidity and operations. Accordingly, management believes that the presentation of Consolidated Adjusted EBITDA will provide investors with information needed to assess our ability to continue to have access to funds as necessary. The following table presents a reconciliation of EBITDA and Consolidated adjusted EBITDA to net loss. Other companies may calculate similarly titled measures differently than we do.

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2005       2004       2003
                                                              -------   --------   --------
                                                                     (IN THOUSANDS)
Net loss....................................................  $(8,422)  $(67,191)  $(93,131)
Interest expense............................................   39,537     40,005     41,581
Interest income.............................................     (241)      (207)      (437)
Provision (benefit) for income taxes........................    1,901       (792)     6,947
Depreciation and amortization...............................    6,611      8,009     10,457
                                                              -------   --------   --------
EBITDA......................................................   39,386    (20,176)   (34,583)
Loan and Security Agreement Adjustments:
Restructuring and other charges.............................      906      6,079      5,205
Provision for loan impairment...............................       --      1,717      7,600
Impairment of assets (including goodwill)...................       --     34,466     39,913
Executive separation costs..................................      154      2,728         --
Non-cash compensation.......................................       21        733      1,372
Discontinued operations, net of taxes.......................    2,959      8,035      4,199
Gain on extinguishment of debt..............................   (2,732)        --         --
Other, net..................................................      175        (40)       929
                                                              -------   --------   --------
Consolidated Adjusted EBITDA................................  $40,869   $ 33,542   $ 24,635
                                                              =======   ========   ========
Credit Ratings:

     Our credit ratings as of the date of this report are as follows:

                                                              S&P    MOODY'S
                                                              ----   -------
$155.3 million 10 3/8% Senior Subordinated Notes............  CCC-   CCC+
$157.5 million 11 7/8% Senior Secured Notes.................  CCC+    Ca
Corporate Rating............................................   B3    Caa3

     On October 13, 2005, Standard & Poor's Rating Service raised its ratings on Penton to those noted above. A change in the rating of our debt instruments by outside rating agencies would not negatively impact our ability to access our Loan and Security Agreement. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

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

     On September 13, 2004, we filed a Certificate of Designations governing a new series of convertible preferred stock, $0.01 par value (the "Series C Preferred"), with the Secretary of State for the State of Delaware. The Series C Preferred stock was exchanged on a share-for-share basis with our Series B Convertible Preferred Stock, $0.01 par value (the "Series B Preferred"). The Certificate of Designations for the Series C Preferred stock is identical to the Series B Preferred stock Certificate of Designations except that:

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

     At December 31, 2005, the amount due to the Series C Preferred stockholders, including principal and accrued dividends, was $74.8 million. The convertible preferred stock currently accrues dividends at the maximum rate of 10% per annum. If the Company had been sold on December 31, 2005, the preferred stockholders, including the Series M stockholders, would have been entitled to receive $166.7 million before the common stockholders would have received any amounts for their common shares. In addition, the Series M Preferred holders would receive 8% of all amounts the common stockholder would receive. The amount the preferred stockholders would be entitled to receive could change significantly in the future under certain circumstances. Common stockholders are urged to read the terms of the preferred stock in their entirety. See Note
11 -- Mandatorily Redeemable Convertible Preferred Stock, in the notes to consolidated financial statements included herein.

SERIES M PREFERRED STOCK

     In September 2004, we filed a Certificate of Designations for a new series of preferred stock, $0.01 par value (the "Series M Preferred") with the Secretary of State for the State of Delaware. The Board of Directors of the Company created the Series M Preferred stock for issuance to certain officers and other key employees of the Company as a long-term incentive plan for management by giving them an equity stake in the performance of the Company. The Series M Preferred stock is limited to 150,000 shares of which 69,000 shares have been issued as of December 31, 2005.

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

CONTRACTUAL OBLIGATIONS

     The following are summaries of our contractual obligations and other commercial commitments as of December 31, 2005 (in thousands):

                                                            ANNUAL PAYMENTS DUE
                                        ------------------------------------------------------------
                                                                                  AFTER
                                         2006       2007      2008      2009       2009      TOTAL
                                        -------   --------   -------   -------   --------   --------
10 3/8% Senior Subordinated
  Notes(1)............................  $    --   $     --   $    --   $    --   $155,300   $155,300
11 7/8% Senior Secured Notes(1).......       --    157,500        --        --         --    157,500
Loan and Security Agreement...........   10,200         --        --        --         --     10,200
Interest on indebtedness(1)...........   34,816     34,816    16,112    16,112     24,168    126,024
Capital lease obligations.............       26         26        26         4         --         82
Operating leases obligations(2).......    5,628      5,270     5,096     4,924      4,528     25,446
Printing contract obligation(3).......    6,000      6,000     6,000     6,000     12,000     36,000
Communications service agreement(4)...       --        672       672       672         --      2,016
Expected pension contributions(5).....       --        668       429        --         --      1,097
Other long-term obligations reflected
  in the balance sheet(6).............       13         13        --        --         --         26
                                        -------   --------   -------   -------   --------   --------
Total.................................  $56,683   $204,965   $28,335   $27,712   $195,996   $513,691
                                        =======   ========   =======   =======   ========   ========

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

(3) In February 2005, we signed a new agreement with R.R. Donnelley, which expires in December 2011, unless a minimum revenue commitment of $42.0 million is not reached, at which time the agreement would extend until the commitment is reached.

(4) We have a service agreement with Sprint through March 2009. The agreement, which was amended in 2005, provides for annual minimum usage levels by Penton of approximately $0.7 million each year.

(5) We do not expect to be required to make any contributions to our defined benefit plan in 2006. Although subject to change, the amounts set forth in the table represent our estimated minimum funding requirements under current ERISA law. We are not able to reasonably estimate our future required contributions beyond 2008 with any certainty due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit pension plans, including: (i) interest rate levels,
    (ii) the amount and timing of asset returns, (iii) what, if any, changes may occur in pending pension funding legislation, and (iv) how contributions in excess of the minimum requirements could impact the amounts and timing of future contributions.

    Subject to the outcome of pending legislation, our pension obligation is expected to peak in 2007. However, we may be subject to significantly higher pension funding obligations in 2008 and beyond.

(6) Other long-term deferred tax liabilities of $22.7 million have been excluded from the above table due to the uncertainty of the timing of payments, combined with the absence of historical trending to be used as a predictor for such payments.

     In 2005, we made contributions totaling $1.4 million to our employees' Retirement Savings Plan (a 401k contribution plan). We expect to make contributions totaling $1.6 million in 2006. Contributions are made at the discretion of our Board of Directors.

     We are self-insured for health and workers' compensation benefits up to certain stop-loss limits. In 2005, we paid approximately $3.4 million in health and workers' compensation claims. We expect 2006 payments to range between $3.0 million and $3.5 million.

     In June 2005, we acquired the assets of Kosher World for nearly $0.4 million in cash plus contingent payments of up to $0.7 million based on the achievement of specified revenue targets for the 2006 event. Based on December 31, 2005 projections, we are not expecting to make any contractual payments.

OFF-BALANCE SHEET ARRANGEMENTS

     We have no special purpose entities or off-balance sheet debt, other than operating leases in the ordinary course of business, which are fully disclosed in Note 10 -- Commitments and Contingencies of the notes to the consolidated financial statements appearing elsewhere herein.

     We have stand-by letters of credit of $1.1 million required by three of our facility leases. At December 31, 2005, no amounts were drawn under the stand-by letters of credit. These letters of credit reduce our availability under our Loan and Security Agreement. Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions.

     Under certain agreements, indemnification provisions may require us to make payments to third parties. In connection with certain facility leases, we may be required to indemnify our lessors for certain claims. Also, we may be required to indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnity provisions under the terms of each agreement varies. The majority of indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make.

     In 2005, we did not make any payments under any of these indemnification provisions or guarantees, and we have not recorded any liability for these indemnities in the accompanying consolidated balance sheets.

     If the Company had been sold on December 31, 2005, the outstanding loan and security balance of $10.2 million would be required to be paid, the bondholders would have been entitled to receive $315.9 million and the preferred stockholders, including the Series M stockholders, would have been entitled to receive $166.7 million before the common stockholders would have received any amounts for their common shares. In addition, the Series M Preferred holders would receive 8% of all amounts the common stockholders would receive. The amount the preferred stockholders would be entitled to receive could change significantly in the future under certain circumstances. Common stockholders are urged to read the terms of the preferred stock in their entirety. See Note
11 -- Mandatorily Redeemable Convertible Preferred Stock, in the notes to consolidated financial statements included herein.

RELATED PARTY TRANSACTIONS

     See Note 15 -- Related Parties, in the notes to consolidated financial statements included herein for a complete description of all related party transactions.

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

     Over the last several years, the overall economy has generally been improving as our days-sales-outstanding ratio has steadily decreased from 2003 to 2005.

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

     We have recorded long-lived assets, including fixed assets, goodwill and intangibles assets, at cost less accumulated depreciation or amortization. The determination of useful lives and whether or not these assets are impaired involves significant judgment.

     We continually monitor and review goodwill and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Factors that could trigger an impairment test include, but are not limited to:

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

     Goodwill is tested annually on September 30 of each year for impairment using the fair-value-based test prescribed by SFAS 142. The estimates and assumptions described above (along with other factors such as discount rates) affect the amount of impairment recognized. The Company's annual SFAS 142 evaluations were performed by management with the assistance of a third-party valuation firm, utilizing assumptions and projections we believe to be reasonable and supportable, and that reflect management's best estimate of projected future cash flows. Considerable judgment was required in selecting discount rates, developing cash flow projections and developing balance sheets for each reporting unit. Slight changes in any of these assumptions could create a material impact on the impairment charge recorded by the Company.

     Long-lived assets are accounted for in accordance with SFAS 144. The process involves management determining if the cash flows expected to be generated from the use of a long-lived asset group and its eventual disposition (undiscounted and without interest charges) are less than the carrying amount of the asset group. If the criteria are met, the fair value is determined using appropriate assumptions. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model, or changes in our operating performance. The determination of impairment requires significant management judgment, including establishing asset groupings.

     During 2005, intangible assets were recorded in accordance with SFAS No. 141, "Business Combinations" and are being amortized over periods ranging from two to ten years. Goodwill was also recorded in conjunction with the MSD2D acquisition. The goodwill will not be amortized but will be tested for impairment annually. The allocation of a purchase price requires management to make certain assumptions as well as significant judgment.

DEFERRED TAX ASSET VALUATION AND TAX CONTINGENCIES

     In 2005, 2004 and 2003, we recorded a $3.1 million, $33.9 million and $25.8 million charge, respectively, to establish a full valuation allowance for our net deferred tax assets and net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which places primary importance on our operating results in the most recent three-year period when assessing the need for a valuation allowance. Management intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Until such time, except for the amount by which the deferred tax assets exceed deferred tax liabilities, excluding the deferred tax liability related to indefinite life intangibles, we will have no reported tax provision, net of valuation allowance adjustments. See Note 8 -- Income Taxes, in the notes to consolidated financial statements included herein, for additional information regarding this charge.

     We are subject to ongoing examinations by certain taxation authorities of the jurisdictions in which we operate. Management regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Management believes that we have adequately provided for tax adjustments that are probable as a result of any ongoing examination.

RESTRUCTURING RESERVES

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

     The allocation of reporting unit goodwill to the individual properties is further affected by whether a business is considered to be integrated. SFAS 142 states that if a business is not integrated, the initial goodwill that was generated upon the acquisition of that business will be included in the computation of the gain or loss on the disposition of that unit. Considerable judgment is required to determine if a particular property has been integrated. Factors such as length of time since acquisition, common management, knowledge sharing, synergies between properties and shared services such as legal and accounting have to be considered carefully in determining whether a property is integrated. The Company has concluded that all the properties classified as discontinued operations had been integrated, and as such, the goodwill has been allocated to each property sold based on its relative fair value. The difference between the initial goodwill generated upon acquisition and the amount allocated using relative fair value can be material.

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

PENSION PLANS

     Penton's defined benefit plan and supplemental executive retirement plan were amended to freeze benefit accruals as of December 31, 2003. Assumptions used in determining the projected benefit obligation and the fair value of plan assets for our pension plans are determined by us in consultation with our outside actuary. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in our pension costs may occur in the future due to changes in these assumptions.

     The discount rate is subject to change each year, consistent with changes in applicable high-quality long-term corporate bond indices. Based upon our evaluation, we have changed the discount rate from 6.00% at December 31, 2003 to 5.91% at December 31, 2004, to 5.66% at December 31, 2005. The discount rate decrease between 2003 and 2005 reflects the decrease in Moody's Aa corporate bond yields, which were 6.01% at December 31, 2003, 5.66% at December 31, 2004, and 5.41% at December 31, 2005. A decrease of 25 basis points in the discount rate at January 1, 2005 would have reduced 2005 pension expense by approximately $0.01 million. However, a 25 basis points decrease in the discount rate as of December 31, 2005 would increase other comprehensive loss from $2.2 million to $4.0 million. A 25 basis point increase in the discount rate would increase pension expense by $0.01 million and decrease other comprehensive loss from $2.2 million to $0.4 million.

     The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plan and the targeted asset mix of the plan assets. In 2004, based upon an evaluation, we changed our expected long-term rate of return on plan assets from 9.0% to 8.5%. The expected long-term rate of return of 8.5%, which remains unchanged for 2005, was based on the actual historical rates of return of published indices consistent with our plan's targeted asset allocation. A change of 25 basis points in the expected return on asset rate would change pension expense by approximately $0.09 million.

FORWARD-LOOKING INFORMATION (SAFE HARBOR STATEMENT)

     This Annual Report on Form 10-K contains statements relating to Penton Media, Inc. and its subsidiaries (including its future results and business trends) that may constitute forward-looking statements. These statements are based on management's beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Although Penton believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Actual results or events may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in "Item 1A. Risk Factors." For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "goals," "projects," "targets," "intends," "may," "anticipates," "plans," "expects," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. Investors are cautioned not to place undue reliance on forward-looking statements which are made only as of the date hereof, and we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates and interest rates. We do not enter into financial instruments for trading or speculative purposes. As of December 31, 2005, we are exposed to the following market risks:

INTEREST RATE RISK

     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2005, the carrying value of our cash and cash equivalents approximates fair value.

FAIR VALUE RISK

     Our long-term debt consists of senior notes with interest at fixed rates. Consequently, we do not have significant interest rate risk exposure related to our long-term debt. However, the fair value of our senior notes fluctuates with the market, as they are publicly traded.

     The table below provides information about the expected cash flows associated with our long-term debt obligations and their fair value at December 31, 2005 (in thousands):

                                                             EXPECTED MATURITY DATE
                                                        FOR THE YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------------
                                                                                              FAIR
                                                2006         2007       2011      TOTAL      VALUE
                                             -----------   --------   --------   --------   --------
Long-Term Debt:
  10 3/8% Senior Subordinated Notes........  $        --   $     --   $155,300   $155,300   $140,547
     Interest rate.........................       10 3/8%    10 3/8%    10 3/8%    10 3/8%
  11 7/8% Senior Secured Notes.............  $        --   $157,500   $     --   $157,500   $164,194
     Interest rate.........................       11 7/8%    11 7/8%    11 7/8%    11 7/8%

     The Company currently does not manage the fair value risk related to its senior notes.

FOREIGN CURRENCY EXCHANGE RATE RISK

     We maintain assets and operations in the United Kingdom and in various other countries. As a result, we may be exposed to fluctuations in currency rates relative to these markets. At December 31, 2005, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the currencies of foreign countries in which we operate would have resulted in an immaterial impact on our financial results and cash flows.

2004 MARKET RISK

     At December 31, 2004, the Subordinated Notes had a carrying amount of $172.0 million and a fair value of $115.5 million and the Secured Notes had a carrying amount of $157.0 million and a fair value of $157.5 million. The fair value of the notes is determined by quotations in the open market.

                               PENTON MEDIA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm.....   57
Consolidated Balance Sheets at December 31, 2005 and 2004...   58
Consolidated Statements of Operations for the Years Ended
  December 31, 2005, 2004 and 2003..........................   60
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2005, 2004 and 2003..........................   61
Consolidated Statements of Stockholders' Deficit and of
  Comprehensive Loss for the Years Ended December 31, 2005,
  2004 and 2003.............................................   62
Notes to Consolidated Financial Statements..................   63

FINANCIAL STATEMENT SCHEDULES:

     All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Penton Media, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Penton Media, Inc. (the "Company") and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
March 21, 2006

                               PENTON MEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2005         2004
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $     632    $   7,661
  Restricted cash...........................................        299          125
  Accounts receivable, net..................................     27,471       30,571
  Inventories...............................................      1,098          856
  Deferred tax asset........................................        314          276
  Prepayments, deposits and other...........................      2,452        3,672
                                                              ---------    ---------
          Total current assets..............................     32,266       43,161
                                                              ---------    ---------
Property and equipment, net.................................     10,401       14,793
Goodwill....................................................    173,603      176,162
Other intangible assets, net................................      5,962        6,846
Other non-current assets....................................      4,937        6,412
                                                              ---------    ---------
                                                              $ 227,169    $ 247,374
                                                              =========    =========

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2005         2004
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Loan and security agreement revolver......................  $  10,200    $      --
  Accounts payable..........................................      4,557        6,808
  Accrued compensation and benefits.........................      5,016        5,880
  Other accrued expenses....................................      9,890       11,360
  Unearned income, principally trade show and conference
     deposits...............................................     22,702       23,274
                                                              ---------    ---------
          Total current liabilities.........................     52,365       47,322
Senior secured notes, net of discount.......................    157,195      157,047
Senior subordinated notes, net of discount..................    152,956      172,017
Accrued pension liability...................................     12,400       10,568
Deferred tax liability......................................     22,667       19,903
Other non-current liabilities...............................      8,061        9,587
                                                              ---------    ---------
          Total liabilities.................................    405,644      416,444
                                                              ---------    ---------
Commitments and contingencies (Note 10)
Mandatorily redeemable convertible preferred stock, par
  value $0.01 per share; 50,000 shares authorized, issued
  and outstanding; redeemable at $1,000 per share (Note
  11).......................................................     74,849       67,162
                                                              ---------    ---------
Series M preferred stock, par value $0.01 per share; 150,000 shares authorized, 69,000 and 68,625 shares issued and
  outstanding at December 31, 2005 and 2004, respectively...         18            4
                                                              ---------    ---------
Stockholders' deficit:
  Preferred stock, par value $0.01 per share; 1,800,000
     shares authorized; none issued or outstanding..........         --           --
  Common stock, par value $0.01 per share; 155,000,000
     shares authorized; 34,487,872 and 33,832,004 shares
     issued and outstanding at December 31, 2005 and 2004,
     respectively...........................................        343          337
  Capital in excess of par value............................    207,449      215,027
  Retained deficit..........................................   (458,489)    (450,067)
  Notes receivable from officers, less reserve of $5,848 at
     December 31, 2005 and 2004.............................         --           --
  Accumulated other comprehensive loss......................     (2,645)      (1,533)
                                                              ---------    ---------
                                                               (253,342)    (236,236)
                                                              ---------    ---------
                                                              $ 227,169    $ 247,374
                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2005        2004         2003
                                                              ---------   ---------   ----------
                                                              (DOLLARS AND SHARES IN THOUSANDS,
                                                                    EXCEPT PER SHARE DATA)
Revenues....................................................  $192,847    $194,833    $ 188,742
                                                              --------    --------    ---------
Operating expenses:
  Editorial, production and circulation.....................    83,826      85,820       85,625
  Selling, general and administrative (including $2.7
     million of executive separation costs in 2004).........    68,327      78,932       79,854
  Impairment of assets (including goodwill).................        --      34,466       39,913
  Provision for executive loan impairment...................        --       1,717        7,600
  Restructuring and other charges, net......................       906       6,079        5,205
  Depreciation and amortization.............................     6,611       8,009       10,457
                                                              --------    --------    ---------
                                                               159,670     215,023      228,654
                                                              --------    --------    ---------
Operating income (loss).....................................    33,177     (20,190)     (39,912)
Other income (expense):
  Interest expense..........................................   (39,537)    (40,005)     (41,581)
  Interest income...........................................       241         207          437
  Gain on extinguishment of debt............................     2,732          --           --
  Other, net................................................      (175)         40         (929)
                                                              --------    --------    ---------
                                                               (36,739)    (39,758)     (42,073)
                                                              --------    --------    ---------
Loss from continuing operations before income taxes.........    (3,562)    (59,948)     (81,985)
Provision (benefit) for income taxes........................     1,901        (792)       6,947
                                                              --------    --------    ---------
Loss from continuing operations.............................    (5,463)    (59,156)     (88,932)
Discontinued operations:
  Loss from discontinued operations, net of taxes...........    (2,959)     (8,035)      (4,199)
                                                              --------    --------    ---------
Net loss....................................................    (8,422)    (67,191)     (93,131)
Amortization of deemed dividend and accretion of preferred
  stock.....................................................    (7,687)    (12,190)      (8,536)
                                                              --------    --------    ---------
Net loss applicable to common stockholders..................  $(16,109)   $(79,381)   $(101,667)
                                                              ========    ========    =========
Earnings per common share -- basic and diluted:
  Loss from continuing operations applicable to common
     stockholders...........................................  $  (0.38)   $  (2.11)   $   (2.92)
  Discontinued operations, net of taxes.....................     (0.09)      (0.24)       (0.13)
                                                              --------    --------    ---------
  Net loss applicable to common stockholders................  $  (0.47)   $  (2.35)   $   (3.05)
                                                              ========    ========    =========
Weighted-average number of shares outstanding:
  Basic and diluted.........................................    34,489      33,725       33,299
                                                              ========    ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2005       2004        2003
                                                              --------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(8,422)   $(67,191)   $(93,131)
  Adjustments to reconcile net loss to net cash provided by
     (used for) operating activities:
       Depreciation and amortization........................    6,698       8,760      11,946
       Amortization of financing fees.......................    2,016       1,998       1,889
       (Gain) loss from discontinued operations.............       23       1,033      (1,387)
       Gain on repurchase of senior subordinated notes......   (2,732)         --          --
       Deferred income taxes................................    2,633       2,634       6,847
       Retirement and deferred compensation plans...........     (369)       (472)     (2,467)
       Provision for losses on accounts receivable..........      744       1,833       2,162
       Provision for loan impairment........................       --       1,717       7,600
       Non-cash restructuring charge........................      773       2,261       3,112
       Asset impairments and writedowns.....................    1,773      39,651      43,760
       Other, net...........................................      194       1,675       4,040
  Changes in assets and liabilities, excluding effects from
     acquisitions and dispositions:
       Accounts receivable..................................     (720)     (5,238)      5,665
       Income tax receivable................................     (247)       (608)     53,392
       Inventories..........................................     (242)         18         151
       Prepayments, deposits and other......................      274       5,869      (5,222)
       Accounts payable and accrued expenses................   (6,069)    (15,022)     (9,010)
       Unearned income......................................    2,663         744        (491)
       Other, net...........................................     (573)       (126)     (1,141)
                                                              -------    --------    --------
          Net cash provided by (used for) operating
            activities......................................   (1,583)    (20,464)     27,715
                                                              -------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (1,028)     (2,317)     (3,294)
  Acquisitions of businesses and intangibles, net of cash
     acquired...............................................   (1,864)         --          (7)
  Decreases in note receivable, net.........................       --          65       1,553
  Decrease (increase) in restricted cash....................     (174)       (125)        677
  Net proceeds from sale of investments and properties......    4,074         800       3,250
                                                              -------    --------    --------
          Net cash provided by (used for) investing
            activities......................................    1,008      (1,577)      2,179
                                                              -------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of senior subordinated notes...................  (16,451)         --          --
  Proceeds from Loan and Security Agreement revolver, net...   10,200          --          --
  Repayment of senior secured credit facility...............       --          --      (4,500)
  Payment of note payable...................................       --          --        (417)
  Payment of financing costs................................       --         (10)     (2,045)
  Employee stock purchase plan payments.....................       --          --        (113)
  Proceeds from repayment of officers' loans................       --          --         250
  Increase (decrease) in cash overdraft balance.............     (269)        230        (383)
                                                              -------    --------    --------
          Net cash provided by (used for) financing
            activities......................................   (6,520)        220      (7,208)
                                                              -------    --------    --------
Effect of exchange rate changes on cash.....................       66        (144)        169
                                                              -------    --------    --------
          Net increase (decrease) in cash and cash
            equivalents.....................................   (7,029)    (21,965)     22,855
Cash and cash equivalents at beginning of year..............    7,661      29,626       6,771
                                                              -------    --------    --------
Cash and cash equivalents at end of year....................  $   632    $  7,661    $ 29,626
                                                              =======    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           AND OF COMPREHENSIVE LOSS

                                                             CAPITAL IN                             ACCUMULATED
                                                             EXCESS OF                  NOTES          OTHER
                                                    COMMON      PAR       RETAINED    RECEIVABLE   COMPREHENSIVE
                                                    STOCK      VALUE       DEFICIT     OFFICERS        LOSS          TOTAL
                                                    ------   ----------   ---------   ----------   -------------   ---------
                                                                             (DOLLARS IN THOUSANDS)
Balance at December 31, 2002......................   $317     $229,517    $(289,745)   $(9,720)       $(2,977)     $ (72,608)
Comprehensive loss:
  Net loss........................................     --           --      (93,131)        --             --        (93,131)
    Other comprehensive loss:
    Foreign currency translation adjustment.......     --           --           --         --            795            795
  Minimum pension liability adjustment............     --           --           --         --            (22)           (22)
                                                                                                                   ---------
  Comprehensive loss..............................                                                                   (92,358)
                                                                                                                   ---------
Issuance of common stock:
  Deferred shares.................................      4        3,578           --         --             --          3,582
  Stock options...................................     --           11           --         --             --             11
  Performance shares..............................     --           13           --         --             --             13
  Management stock purchase plan shares...........     --          779           --         --             --            779
  Employee stock purchase plan shares.............     --         (112)          --         --             --           (112)
Amortization of deemed dividend and accretion of
  preferred stock.................................     --       (8,536)          --         --             --         (8,536)
Reclassification to redeemable common stock.......     11        1,105           --         --             --          1,116
Reserve for impairment of notes receivable from
  officers........................................     --           --           --      7,600             --          7,600
Repayment of notes receivable from officers.......     --           --           --        223             --            223
                                                     ----     --------    ---------    -------        -------      ---------
Balance at December 31, 2003......................    332      226,355     (382,876)    (1,897)        (2,204)      (160,290)
Comprehensive loss:
  Net loss........................................     --           --      (67,191)        --             --        (67,191)
  Other comprehensive loss:
Foreign currency translation adjustment...........     --           --           --         --            649            649
Minimum pension liability adjustment..............     --           --           --         --             22             22
                                                                                                                   ---------
  Comprehensive loss..............................                                                                   (66,520)
                                                                                                                   ---------
Issuance of common stock:
  Deferred shares.................................      5          750           --         --             --            755
  Stock options...................................     --           11           --         --             --             11
  Performance shares..............................      3          110           --         --             --            113
  Management stock purchase plan shares...........     --          212           --         --             --            212
Amortization of deemed dividend and accretion of
  preferred stock.................................     --      (12,190)          --         --             --        (12,190)
Reclassification from redeemable common stock.....     --            2           --         --             --              2
Reserve for impairment of notes receivable from
  officers........................................     --          (93)          --        834             --            741
Repayment of notes receivable from officers.......     (3)        (130)          --      1,063             --            930
                                                     ----     --------    ---------    -------        -------      ---------
Balance at December 31, 2004......................    337      215,027     (450,067)        --         (1,533)      (236,236)
Comprehensive loss:
  Net loss........................................     --           --       (8,422)        --             --         (8,422)
  Other comprehensive loss:
  Foreign currency translation adjustment.........     --           --           --         --           (136)          (136)
    Currency translation adjustment related to
      sale of business............................     --           --           --         --          1,244          1,244
  Minimum pension liability adjustment............     --           --           --         --         (2,220)        (2,220)
                                                                                                                   ---------
  Comprehensive loss..............................                                                                    (9,534)
                                                                                                                   ---------
Issuance of common stock:
  Deferred shares.................................      5            2           --         --             --              7
  Management stock purchase plan shares...........      1          107           --         --             --            108
Amortization of deemed dividend and accretion of
  preferred stock.................................     --       (7,687)          --         --             --         (7,687)
                                                     ----     --------    ---------    -------        -------      ---------
Balance at December 31, 2005......................   $343     $207,449    $(458,489)   $    --        $(2,645)     $(253,342)
                                                     ====     ========    =========    =======        =======      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PENTON MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Penton Media, Inc. ("Penton" or the "Company"), which was founded in 1892, is a leading diversified business-to-business media company. Penton became an independent company, incorporated in the State of Delaware, as a result of its spin-off from Pittway Corporation in August 1998. Penton provides media products that deliver proprietary business information to owners, operators, managers and professionals in the industries that are served. Through these products, the Company offers industry suppliers multiple ways to reach their customers and prospects as part of their sales and marketing efforts. The Company publishes specialized trade magazines, produces trade shows and conferences, and provides a range of online media products, including Web sites, electronic newsletters and Web-based conferences.

     Penton's four segments: Industry, Technology, Lifestyle, and Retail, are structured along industry lines, which enables the Company to promote its related groups of products to its customers. Penton's integrated media portfolios serve the following markets: manufacturing, design/engineering, mechanical systems/construction, government/compliance, business technology, aviation, enterprise information technology, electronics, natural products and food/retail.

     In April 2005, Penton completed the sale of 90% of its interest in Penton Media Europe ("PM Europe") and in December 2004, the Company completed the sale of 70% of its interest in Penton Media Germany ("PM Germany"). In addition, the Company completed the sale of the net assets of its Professional Trade Shows ("PTS") group in January 2003. The results of PM Europe, PM Germany and PTS are reported as discontinued operations for all periods presented.

     At December 31, 2004, the sale of PM Germany did not qualify for discontinued operations treatment because PM Germany and PM Europe were considered one component for Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") purposes and PM Europe did not meet the held for sale criteria at such date. However, since PM Europe was sold in April 2005, the results of PM Germany have been reported as discontinued operations.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of the Company and each of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     Investments in companies in which the company has less than a 20% interest are carried at cost. Dividends received from those companies, if any, are included in other income. Dividends received in excess of the Company's proportionate share of accumulated earnings are applied as a reduction of the cost of the investment.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 presentation. These reclassifications include; reporting PM Germany as discontinued operations as discussed above; reclassifying financing fee amortization from the depreciation and amortization line on the statement of operations to the interest expense line; and reclassifying certain short-term liabilities to long-term. These reclassifications did not change previously reported net income (loss) or stockholders' deficit.

                               PENTON MEDIA, INC.

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

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include primarily cash on hand and short-term investments with original maturity of three months or less. The carrying amounts of cash and cash equivalents approximate their fair values. Book overdrafts are recorded within accounts payable and totaled $0.2 million and $0.5 million at December 31, 2005 and 2004, respectively. Cash flows associated with book overdrafts are classified as financing activities. During 2005, the Company revised its classification of restricted cash, in its consolidated statements of cash flows. Restricted cash is now presented as an investing activity. The revised classification has also been reflected in the comparative prior year amounts for purposes of consistency.

RESTRICTED CASH

     Restricted cash represents deposits related to medical self insurance requirements and funds that are required to be held in escrow related to the sale of PM Europe. At December 31, 2005, cash balances totaling $0.3 million were subject to such restrictions, compared to $0.1 million at December 31, 2004.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

     The Company establishes its credit policies based on an ongoing evaluation of its customers' credit worthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. Trade accounts receivable are considered past due after 30 days and delinquent after 90 days. Collections on accounts previously written off are included in income as received. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at December 31, 2005 and 2004.

INVENTORIES

     Inventories, which consist primarily of paper stock, are stated at the lower of cost or market, cost being determined on the basis of the last-in, first-out ("LIFO") method. The difference between cost determined on a LIFO basis and a first-in, first-out basis was insignificant at December 31, 2005 and 2004.

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

     Depreciation expense was $4.7 million, $5.8 million, and $7.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

                               PENTON MEDIA, INC.

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

GOODWILL, OTHER INTANGIBLE ASSETS AND LONG-LIVED ASSETS

     Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or when events or circumstances indicate that an impairment may have occurred, as provided in SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company elected to perform its goodwill impairment test annually as of September 30. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives, and reviewed for impairment whenever events and circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS 144. Currently, the Company does not have intangible assets with indefinite lives.

DEFERRED FINANCING COSTS

     Costs incurred in obtaining long-term financing are included in other non-current assets, in the accompanying consolidated balance sheets, and are amortized to interest expense over the term of their related indebtedness using the effective interest method.

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

     - whether there is objective and reliable evidence of the fair value of the undelivered item(s); and

     - if the contract includes a general right of return relative to the delivered item, delivery, or performance of the undelivered item(s) is considered probable and is substantially in the Company's control.

     The Company's determination of whether deliverables within a multiple element arrangement can be treated separately for revenue recognition purposes involves significant estimates and judgment, such as whether fair value can be established on undelivered obligations and/or whether delivered elements have standalone value to the customer.

ADVERTISING AND PROMOTION EXPENSES

     Advertising and promotion costs are expensed as incurred. These costs amounted to $3.7 million, $4.0 million, and $4.5 million in 2005, 2004 and 2003, respectively.

                               PENTON MEDIA, INC.

SELF INSURANCE

     The Company is self-insured for a portion of its risk on workers' compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company's risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. The Company does not provide health care benefits to retired employees.

INCOME TAXES

     In 2005, 2004 and 2003, the Company recorded a $3.1 million, $33.9 million and $25.8 million charge, respectively, to establish a full valuation allowance for its net deferred tax assets and net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which places primary importance on the Company's operating results in the most recent three-year period when assessing the need for a valuation allowance. Management intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Until such time, except for the amount by which the Company's deferred tax assets exceed deferred tax liabilities, excluding the deferred tax liability related to indefinite life intangibles, the Company will have no reported tax provision, net of valuation allowance adjustments. See Note 8 -- Income Taxes for additional information.

     The Company is subject to ongoing examinations by certain taxing authorities in the jurisdictions in which the Company operates. Management regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Management believes that it has adequately provided for any tax adjustments that it believes are probable as a result of any ongoing examination.

OTHER COMPREHENSIVE LOSS

     Total comprehensive loss includes, in addition to net loss, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders' deficit on the consolidated balance sheets. The Company's accumulated other comprehensive loss shown on the consolidated balance sheets, and the accumulated other comprehensive loss shown on the consolidated statements of stockholders' deficit and of comprehensive loss, consists of minimum pension liability adjustments and foreign currency translation adjustments.

     The components of accumulated other comprehensive loss at December 31, 2005 and 2004 are as follows (in thousands):

                                                               2005      2004
                                                              -------   -------
Foreign currency translation adjustment.....................  $  (425)  $(1,533)
Minimum pension liability adjustment(1).....................   (2,220)       --
                                                              -------   -------
                                                              $(2,645)  $(1,533)
                                                              =======   =======

---------------

(1) includes a $0.9 million deferred tax asset offset by a valuation allowance for the same amount.

TRANSLATION OF FOREIGN CURRENCIES

     The functional currency of Penton's foreign operations is their local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. dollars at the rates of exchange at year-end; income and expense are translated at the average rates of exchange prevailing during the applicable year. The effects of translation are included in accumulated other comprehensive loss in stockholders' deficit. There were no significant foreign currency transaction gains or losses in 2005, 2004 or 2003.

                               PENTON MEDIA, INC.

STOCK BASED COMPENSATION PLANS

     At December 31, 2005, the Company has various stock-based compensation arrangements (see Note 12 -- Common Stock and Common Stock Award Programs). The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. For stock option plans, no compensation expense is recognized as all options are issued at the market value of the Company's common stock on the date of grant.

     The following table illustrates the effects on net loss and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS 148"), (in thousands, except per share data):

                                                        2005       2004       2003
                                                      --------   --------   ---------
Net loss applicable to common stockholders:
As reported.........................................  $(16,109)  $(79,381)  $(101,667)
Add: Compensation expense included in net loss
  applicable to common stockholders, net of related
  tax effects.......................................        13        750         112
Less: Total stock-based compensation expense
  determined under fair value based methods for all
  awards, net of related tax effects................      (116)    (3,223)     (1,539)
                                                      --------   --------   ---------
Pro forma...........................................  $(16,212)  $(81,854)  $(103,094)
                                                      ========   ========   =========
Earnings per common share -- basic and diluted:
  As reported.......................................  $  (0.47)  $  (2.35)  $   (3.05)
  Pro forma.........................................  $  (0.47)  $  (2.43)  $   (3.10)

     The weighted-average fair value of options granted in 2004 and 2003 was $0.84 and $0.32, respectively. No options were granted in 2005. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, under the following assumptions for 2004 and 2003:

                                                                 2004         2003
                                                              ----------   ----------
Risk-free interest rate.....................................        3.65%        3.62%
Dividend yields.............................................         0.0%         0.0%
Expected volatility.........................................      136.29%       104.8%
Expected life...............................................     7 years      7 years

     On December 7, 2005, the Company's Board of Directors approved accelerating the vesting of all outstanding, unvested stock options awarded to employees under the Company's stock option plan. As a result of this vesting acceleration, options to purchase 213,267 shares of the Company's common stock became exercisable immediately. Since options were accelerated to vest in the fourth quarter of 2005, an additional pre-tax compensation cost of $0.1 million, which represents the unamortized cost of the accelerated unvested options, was included in calculating the pro forma net loss for footnote disclosure purposes under SFAS 123 for the year ended December 31, 2005. As the exercise price of 182,267 of the modified options was greater than the market price of the Company's underlying common stock on the date of their modification, no compensation expense was recorded in accordance with APB 25. In addition, no compensation expense was recognized on the remaining 31,000 options that were in-the-money on the modification date as none of the options under the original terms were expected to expire unexercisable due to the modification, as these options were originally scheduled to vest in February 2006.

                               PENTON MEDIA, INC.

     The decision to accelerate the vesting of these options was made primarily to eliminate the accounting charge in connection with future compensation expense the Company would otherwise recognize in its statement of operations upon the adoption of SFAS 123(R). SFAS 123(R) requires the Company to expense the value of the employee stock options and similar awards in its statement of operations, rather than as a footnote disclosure in its consolidated financial statements.

EARNINGS PER SHARE

     Basic earnings per share are based upon the weighted-average number of common shares outstanding plus the weighted-average number of fully vested restricted stock units and fully vested deferred shares. Diluted earnings per share also include the effects of stock options and other common stock equivalents outstanding during the period, if they are dilutive. In periods of a net loss position, basic and diluted weighted average shares are the same.

NEW ACCOUNTING STANDARDS

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 is a replacement of APB No. 20 and FASB Statement No. 3. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method of reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operations, or liquidity.

     In March 2005, the FASB Staff issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" as well as other issues related to asset retirement obligations. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this interpretation did not have any impact on the Company's financial condition, results of operations, or liquidity.

     In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123 and supersedes APB 25. SFAS 123(R) requires recognition of an expense when a company exchanges its equity instruments for goods or services based on the fair value of the share-based compensation at the grant date. The related expense is recognized over the period in which the share-based compensation vests. SFAS 123(R) permits either a prospective or one of two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS 123. The Company is required to adopt the provisions of SFAS 123(R) effective January 1, 2006, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The implementation of this statement will be effective beginning with the Company's first quarter of 2006, and will be adopted using the modified prospective method. The adoption of SFAS 123(R) will not have a material impact on the Company's results of operations or liquidity as no unvested options remain at December 31, 2005.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). This statement amends the principle that exchanges of nonmonetary assets would be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance.

                               PENTON MEDIA, INC.

SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have an impact on the Company's financial condition, results of operations, or liquidity.

     The FASB issued SFAS No. 151, "Inventory Costs (as amended)" ("SFAS 151") in November 2004. The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board ("IASB") related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS 151, which was adopted by the Company on January 1, 2006, will not have a material impact on the Company's financial condition, results of operations, or liquidity.

NOTE 2 -- ACQUISITIONS AND DISCONTINUED OPERATIONS

ACQUISITIONS

     On August 8, 2005, the Company acquired 100% of the capital stock of DVGM & Associates, a California corporation doing business under the name MSD2D (Microsoft Developer-to-Developer), for approximately $1.4 million in cash. MSD2D's portfolio targets IT system administrators and developers working with Microsoft Exchange, SharePoint, .NET, and Security. Its products include Web sites, directories, email newsletters, trade show programs, webcasts and databases, all of which complement the Company's other Microsoft product sets. The purchase price allocation, which was completed in January 2006, was performed by management with the assistance of a third-party valuation consultant. Pursuant to the purchase and resulting consolidation, the Company recorded additional goodwill of $0.7 million. The Company also recorded intangible assets including customer relationships, databases, and non-compete, totaling $0.7 million. The Company has included MSD2D in its consolidated statements of operations since the date of acquisition. There would not have been a material impact to the financial statements had this acquisition occurred at the beginning of any year presented; therefore, no pro forma information is presented herein. MSD2D is part of the Company's Technology segment.

     On June 21, 2005, the Company acquired the assets of Kosher World Conference & Expo ("Kosher World") from Shows International for nearly $0.4 million in cash plus contingent considerations of up to $0.7 million based on the achievement of specified revenue targets for the 2006 event. Kosher World, which was launched two years ago, is a retail-based event serving the kosher market, with emphasis on bringing kosher food products marketers together with buyers from the mass-market grocery channel. Kosher World will be co-located with the Company's Natural Products Expo West event, held in Anaheim, California, beginning in March 2006. All of Kosher World's purchase price was allocated to intangible assets as the acquisition was not considered the purchase of a business under Emerging Issues Task Force ("EITF") No. 98-3 "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business." Kosher World is part of the Company's Lifestyle segment.

DISCONTINUED OPERATIONS

     In April 2005, the Company sold 90% of its PM Europe operation for approximately $4.4 million in cash, with no gain or loss recognized on disposal. However, the Company recorded an impairment charge of $1.8 million for its long-lived assets during the first quarter of 2005, in contemplation of the sale. PM Europe was part of the Company's former International segment. The results of PM Europe are reported as discontinued operations for all periods presented. The Company's remaining 10% interest is being accounted for using the cost method, as the Company does not exercise significant influence. This 10% investment has been reported within other non-current assets on the accompanying consolidated balance sheets.

                               PENTON MEDIA, INC.

     In December 2004, the Company sold 70% of its interest in PM Germany, a consolidated subsidiary, to Neue Medien Ulm Holdings GmbH ("Neue Medien") for $0.8 million in cash, resulting in a recognized loss on sale of $1.0 million. PM Germany was part of the Company's former International segment. At December 31, 2004, the sale of PM Germany did not qualify for discontinued operations treatment because PM Germany and PM Europe were considered one component for SFAS 144 purposes and PM Europe did not meet the held for sale criteria at such date. However, since PM Europe was sold in April 2005, the results of PM Germany are now reported as part of discontinued operations for all periods presented. At December 31, 2005, the Company retains a 15% interest in PM Germany, which includes a call/put option. The Company accounts for its investment using the cost method, as the Company does not exercise significant influence. This 15% investment has been reported within other non-current assets on the accompanying consolidated balance sheets.

     In January 2003, the Company sold the assets of its PTS group for approximately $3.8 million, which resulted in a gain of approximately $1.4 million. PTS was part of the Company's Industry segment. The results of PTS are reported as discontinued operations for all periods presented.

     Results of discontinued operations, which include PM Europe, PM Germany and PTS for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

                                                           2005      2004      2003
                                                          -------   -------   -------
Revenues................................................  $   654   $17,830   $17,235
                                                          =======   =======   =======
Operating loss before income taxes......................  $(2,936)  $(7,743)  $(5,434)
Gain (loss) on disposal.................................      (23)   (1,033)    1,387
Income tax provision (benefit)..........................       --       741      (152)
                                                          -------   -------   -------
Loss from discontinued operations, net of taxes.........  $(2,959)  $(8,035)  $(4,199)
                                                          =======   =======   =======

NOTE 3 -- ACCOUNTS RECEIVABLE

     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management's best estimate of the amount of probable credit losses in our existing accounts receivable. The Company does not have any off-balance-sheet credit exposure related to its customers.

     Accounts receivable consist of the following at December 31, 2005 and 2004 (in thousands):

                                                               2005      2004
                                                              -------   -------
Trade.......................................................  $28,747   $32,619
Employee....................................................       36        15
Other.......................................................    1,010       763
                                                              -------   -------
                                                               29,793    33,397
Less: Allowance for doubtful accounts.......................   (2,322)   (2,826)
                                                              -------   -------
                                                              $27,471   $30,571
                                                              =======   =======

                               PENTON MEDIA, INC.

     Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2005, 2004 and 2003 (in thousands):

                                                           2005      2004      2003
                                                          -------   -------   -------
Balance at the beginning of the year....................  $ 2,826   $ 3,703   $ 4,323
Additions...............................................      744     1,833     2,162
Write-offs, net of recoveries...........................   (1,248)   (2,710)   (2,782)
                                                          -------   -------   -------
Balance at the end of the year..........................  $ 2,322   $ 2,826   $ 3,703
                                                          =======   =======   =======

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2005 and 2004 (in thousands):

                                                                2005       2004
                                                              --------   --------
Leasehold improvements......................................  $  8,348   $  8,603
Furniture and fixtures......................................     9,480     10,938
Computer hardware and software..............................    23,151     22,128
Web site development costs..................................     3,106      3,784
Other.......................................................       308        329
                                                              --------   --------
                                                                44,393     45,782
Less: Accumulated depreciation..............................   (33,992)   (30,989)
                                                              --------   --------
                                                              $ 10,401   $ 14,793
                                                              ========   ========

     The amount of capital leases included in property and equipment at December 31, 2005 and 2004 was not material.

NOTE 5 -- GOODWILL AND OTHER INTANGIBLES

IMPAIRMENT OF GOODWILL

     The Company has selected September 30 of each year to perform its annual impairment reviews under SFAS 142, which are performed by management with the assistance of a third-party valuation firm. The evaluations utilize both an income and market valuation approach and contain reasonable and supportable assumptions and projections and reflect management's best estimate of projected future cash flows. If the assumptions and estimates underlying these goodwill impairment evaluations are not achieved, additional impairment charges may be necessary. Impairment charges are reflected as impairment of assets (including goodwill) in the accompanying consolidated statements of operations.

     Results from the annual impairment test performed at September 30, 2005, 2004 and 2003 were as follows:

     - In September 2005, no impairment charge was required.

     - In September 2004, the Company was required to record a non-cash goodwill impairment charge of $37.8 million ($5.2 million of which was reclassified to discontinued operations). This goodwill impairment charge is due primarily to lower than previously expected future cash flows in two reporting units in the Company's Technology segment and by lower than previously expected future cash flows in the Company's former International segment.

     - In September 2003, the Company recorded a non-cash goodwill impairment charge of $37.6 million ($3.1 million of which was reclassified to discontinued operations). This goodwill impairment charge is

                               PENTON MEDIA, INC.

due primarily to the reduction of the fair value of goodwill in three of the Company's reporting units due to lower than previously expected future cash flows. Two of the reporting units are part of the Company's Technology segment and one is part of its Retail segment.

     SFAS 142 also requires that goodwill be tested for impairment between annual tests if certain triggering events occur. As a result of PM Europe being classified as held for sale at March 31, 2005, the Company performed an additional SFAS 142 analysis for this reporting unit, which resulted in an impairment charge of approximately $1.4 million during the first quarter of 2005. This impairment charge is included in discontinued operations on the consolidated statements of operations.

     Changes in the carrying amount of goodwill during 2003, 2004 and 2005, by operating segment, are as follows (in thousands):

                                                                GOODWILL
                                 ----------------------------------------------------------------------
                                 INDUSTRY   TECHNOLOGY   LIFESTYLE   RETAIL    INTERNATIONAL    TOTAL
                                 --------   ----------   ---------   -------   -------------   --------
Balance at December 31, 2002...  $24,020     $108,735     $84,986    $34,231      $    --      $251,972
Earnouts.......................       --            7          --         --           --             7
Impairment charge..............       --      (29,202)         --     (8,366)          --       (37,568)
                                 -------     --------     -------    -------      -------      --------
Balance at December 31, 2003...   24,020       79,540      84,986     25,865           --       214,411
Allocation due to segment
  change.......................     (501)      (8,424)         --         --        8,925            --
Activity(1)....................       --           --          --         --         (449)         (449)
Impairment charge..............       --      (32,615)         --         --       (5,185)      (37,800)
                                 -------     --------     -------    -------      -------      --------
Balance at December 31, 2004...   23,519       38,501      84,986     25,865        3,291       176,162
Activity(2)....................       --          732          --         --       (1,884)       (1,152)
Impairment charge..............       --           --          --         --       (1,407)       (1,407)
                                 -------     --------     -------    -------      -------      --------
Balance at December 31, 2005...  $23,519     $ 39,233     $84,986    $25,865      $    --      $173,603
                                 =======     ========     =======    =======      =======      ========

---------------

(1) Represents goodwill related to PM Germany, which was sold in December 2004.

(2) Addition of $0.7 million represents goodwill related to MSD2D, which was acquired in August 2005. Write-off of $1.9 million relates to PM Europe, which was sold in April 2005.

IMPAIRMENT OF LONG-LIVED ASSETS

     Due to the impairments of goodwill in 2004 and 2003, the Company also completed annual assessments of its long-lived assets in accordance with the provisions of SFAS 144 and recorded non-cash charges of $1.9 million and $6.2 million ($0.8 million of which was reclassified to discontinued operations) in 2004 and 2003, respectively. These charges relate primarily to the write-off of trade names and subscriber and advertiser relationships for properties in the Company's Technology segment.

     The Company also performed a SFAS 144 impairment analysis of long-lived assets at March 31, 2005 for PM Europe, which resulted in an impairment charge of approximately $0.4 million. This impairment charge is included in discontinued operations on the consolidated statements of operations.

                               PENTON MEDIA, INC.

     At December 31, 2005 and 2004, other intangibles recorded in the consolidated balance sheets are amortized over a period of three to fifteen years and are comprised of the following assets (in thousands):

                                                            GROSS                     NET
                                                 RANGE     CARRYING   ACCUMULATED     BOOK
                                                OF LIVES    VALUE     AMORTIZATION   VALUE
                                                --------   --------   ------------   ------
Trade names...................................     3-15    $ 4,933      $ (4,226)    $  707
Mailing/exhibitor lists.......................     7-15     10,049        (6,139)     3,910
Advertiser relationships......................        7      5,767        (4,765)     1,002
Subscriber relationships......................        6      1,929        (1,685)       244
Other.........................................        2        125           (26)        99
                                                           -------      --------     ------
Balance at December 31, 2005..................             $22,803      $(16,841)    $5,962
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
                                                           =======      ========     ======

     Total amortization expense for 2005, 2004 and 2003 was $1.9 million, $2.2 million and $3.1 million, respectively. Amortization expense estimated for these intangibles for 2006 through 2010 are as follows (in thousands):

YEAR ENDED
DECEMBER 31,                                                  AMOUNT
------------                                                  ------
   2006.....................................................  $1,809
   2007.....................................................  $1,156
   2008.....................................................  $  543
   2009.....................................................  $  443
   2010.....................................................  $  443

NOTE 6 -- OTHER ACCRUED EXPENSES

     Other accrued expenses consists of the following at December 31, 2005 and 2004 (in thousands):

                                                               2005     2004
                                                              ------   -------
Accrued restructuring costs -- short term...................  $1,159   $ 2,713
Accrued interest............................................   5,414     5,432
Accrued taxes...............................................     329       218
Accrued other...............................................   2,988     2,997
                                                              ------   -------
                                                              $9,890   $11,360
                                                              ======   =======

                               PENTON MEDIA, INC.

NOTE 7 -- DEBT

LOAN AND SECURITY AGREEMENT

     At December 31, 2005, $37.2 million was available under the Company's Loan and Security Agreement of which $10.2 million was outstanding. Pursuant to the terms of the Loan and Security Agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.0x the Company's last twelve months adjusted EBITDA; (iii) 40% of the Company's last six months of revenues; or (iv) 25% of the Company's enterprise value, as determined annually by a third party. The Loan and Security Agreement revolver bears interest at Prime plus 3.0%, or at the Company's option, LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. At December 31, 2005 the rate was 10.25%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months adjusted EBITDA to 2.0x. The loan agreement permits the Company to sell assets of up to $12.0 million in the aggregate during the term or $5.0 million in any single asset sale; and complete acquisitions of up to $5.0 million per year. At December 31, 2005, the Company has three stand-by letters of credit totaling $1.1 million related to certain facility leases. The amount of these letters of credit reduce the availability under the Loan and Security Agreement. At December 31, 2005, no amounts have been drawn under these stand-by letters of credit. Costs representing bank fees and other professional fees of $1.9 million are being amortized over the life of the Loan and Security Agreement, which expires in August 2007.

     The Loan and Security Agreement contains several provisions that could have a significant impact as to the classification as well as the acceleration of payments for borrowings outstanding under the agreement, including the following:

          (i) the obligation of the lender to provide any advances under the agreement is subject to no material adverse change events;

          (ii) reserves may be established against the borrowing base for sums that the Company is required to pay, such as taxes and assessments and other types of required payments, and have failed to pay;

          (iii) in the event of a default under the agreement, the lender has the right to direct all cash that is deposited in the Company's lockboxes to the lender to pay down outstanding borrowings;

          (iv) the agreement establishes cross-defaults to the Company's other indebtedness (such as the 11 7/8% senior secured notes and 10 3/8% senior subordinated notes) such that a default under the Loan and Security Agreement could cause a default under the note agreements and vice versa; however, default-triggering thresholds are different in the Loan and Security Agreement and the indentures; and

          (v) if the Company is in default of any material agreement to which the lender is a party and the counter-party to that agreement has the right to terminate such agreement as a result of the default, this constitutes an event of default under the Loan and Security Agreement.

     Under the Loan and Security Agreement, the lenders reserve the right to deem loans in default, and in those limited circumstances, could accelerate payment of any outstanding loan balances should the Company undergo a material adverse event. Even though the criteria defining a material adverse event are subjective, the Company does not believe that the exercise of the lenders' right is probable nor does it foresee any material adverse events in 2006. In addition, the Company believes that the 11 7/8% senior secured notes and 10 3/8% senior subordinated notes are long-term in nature. Accordingly, the Company continues to classify these notes as long term.

SENIOR SECURED NOTES

     At December 31, 2005, the Company has $157.5 million of 11 7/8% senior secured notes (the "Secured Notes") due in October 2007. Interest is payable on the Secured Notes semiannually on April 1 and

                               PENTON MEDIA, INC.

October 1. The Secured Notes are fully and unconditionally, jointly and severally guaranteed on a senior basis by all of the assets of Penton's domestic subsidiaries, which are 100% owned by the Company, and also by the stock of certain subsidiaries. Condensed consolidating financial information is presented in Note 20 -- Guarantor and Non-guarantor Subsidiaries. Penton may redeem the Secured Notes, in whole or in part through October 1, 2006 at a redemption price of 105.9375% and thereafter at 100.0% of the principal amount together with accrued and unpaid interest.

     The Secured Notes were offered at a discount of $0.8 million, which is being amortized using the interest method, over its term. In 2005, 2004, and 2003 respectively, the Company recorded $0.2 million, $0.1 million, and $0.1 million of amortization expense related to the discount. In addition, costs representing underwriting fees and other professional fees of $6.6 million are also being amortized, using the effective interest method, over the term of the Secured Notes. The Secured Notes rank senior in right to all of Penton's subordinated indebtedness, including the 10 3/8% senior subordinated notes due in 2011. The indenture governing the Secured Notes contains covenants that, among other things, limit the Company's ability to pay dividends, incur additional debt, sell assets and enter into mergers or consolidations. The Company's ability to obtain dividends from its subsidiaries is only restricted if Penton is in default under its debt arrangement or if the Company has exceeded its limitation of additional indebtedness, as specified in the indenture.

SENIOR SUBORDINATED NOTES

     At December 31, 2005, the Company has $155.3 million of 10 3/8% senior subordinated notes (the "Subordinated Notes") that are due in June 2011. Interest is payable on the Subordinated Notes semiannually on June 15 and December 15. The Subordinated Notes are fully and unconditionally, jointly and severally guaranteed, on a senior subordinated basis, by the assets of Penton's domestic subsidiaries, which are 100% owned by the Company. Condensed consolidating financial information is presented in Note 20 -- Guarantor and Non-guarantor Subsidiaries. The notes may be redeemed in whole or in part on or after June 15, 2006 at a premium. The Company is permitted to spend up to $25.0 million in cash to repurchase the Subordinated Notes. During 2005 and 2002, the Company purchased $19.7 million and $10.0 million, respectively, principal amount of Subordinated Notes at prevailing market prices, using cash of $24.9 million.

     The Subordinated Notes were offered at a discount of $4.2 million, which is being amortized using the interest method, over its term. In 2005, 2004, and 2003, the Company recorded $0.3 million, respectively, of amortization expense related to this discount. In addition, costs representing underwriting fees and other professional fees of $1.7 million are also being amortized over the term of the Subordinated Notes. The Subordinated Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Loan and Security Agreement. The indenture governing the Subordinated Notes contains covenants that, among other things, restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments, sell assets and enter into mergers or consolidations. The Company's ability to obtain dividends from its subsidiaries is only restricted if Penton is in default under its debt arrangement or if the Company has exceeded its limitation of additional indebtedness, as specified in such agreement.

CASH PAID FOR INTEREST

     Cash paid for interest in 2005, 2004 and 2003 was $36.4 million, $36.9 million, and $36.9 million, respectively.

     Included in interest expense in the consolidated statements of operations for 2005, 2004 and 2003 is amortization of deferred finance fees of $2.0 million, $2.0 million and $1.9 million, respectively. In addition, 2003 interest expense includes the write-offs of unamortized financing fees of approximately $1.9 million, related to the refinancing of debt, a loss on cash flow hedges of $1.4 million, and a loss on interest swaps that

                               PENTON MEDIA, INC.

did not qualify as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" of $0.1 million.

NOTE 8 -- INCOME TAXES

     The source of loss from continuing operations before income taxes for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

                                                         2005       2004       2003
                                                       --------   --------   --------
U.S. domestic........................................  $(23,915)  $(67,542)  $(80,900)
Foreign..............................................    20,353      7,594     (1,085)
                                                       --------   --------   --------
                                                       $ (3,562)  $(59,948)  $(81,985)
                                                       ========   ========   ========

     The components of the provision (benefit) for income taxes by taxing jurisdiction before discontinued operations for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

                                                             2005     2004      2003
                                                            ------   -------   ------
Current:
  Federal.................................................  $  (66)  $    --   $   --
  State and local.........................................    (679)   (3,367)     100
  Foreign.................................................      13       (59)      --
                                                            ------   -------   ------
                                                              (732)   (3,426)     100
                                                            ------   -------   ------
Deferred:
  Federal.................................................   2,417     2,291    5,957
  State and local.........................................     216       343      890
  Foreign.................................................      --        --       --
                                                            ------   -------   ------
                                                             2,633     2,634    6,847
                                                            ------   -------   ------
                                                            $1,901   $  (792)  $6,947
                                                            ======   =======   ======

     There is no net income tax provision (benefit) recorded for other comprehensive income for 2005, 2004 and 2003.

                               PENTON MEDIA, INC.

     A reconciliation of income taxes at the U.S. statutory rate to income taxes provided before discontinued operations for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

                                                         2005       2004       2003
                                                        -------   --------   --------
Income tax benefit at statutory rate..................  $(1,247)  $(20,982)  $(28,695)
Tax effect of:
  Non-deductible goodwill impairment..................       --      3,993      9,314
  Non-deductible amortization.........................      117        106        158
  State income tax benefit, net of federal
     provision........................................     (463)    (3,024)       990
  Foreign tax items...................................     (235)       115        219
  Non-deductible expenses.............................      210        709        246
  Other items, net....................................      243        106       (244)
  Valuation allowance.................................    3,276     18,185     24,959
                                                        -------   --------   --------
  Actual income tax provision (benefit)...............  $ 1,901   $   (792)  $  6,947
                                                        =======   ========   ========
Effective income tax rate.............................    (53.4)%      1.3%      (8.5)%
                                                        =======   ========   ========

     The components of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows (in thousands):

                                                                2005        2004
                                                              ---------   ---------
Deferred tax assets:
  Net operating loss carryforwards..........................  $  80,215   $  64,233
  Indefinite life intangibles...............................     12,198      14,828
  Pensions..................................................      4,960       4,255
  Restructuring charges.....................................      2,409       3,817
  Basis difference in investments...........................      1,732      11,048
  Other.....................................................      7,520       8,642
                                                              ---------   ---------
     Total deferred tax assets..............................    109,034     106,823
                                                              ---------   ---------
Deferred tax liabilities:
  Indefinite life intangibles...............................    (22,260)    (19,627)
  Other.....................................................         --        (816)
                                                              ---------   ---------
     Total deferred tax liabilities.........................    (22,260)    (20,443)
                                                              ---------   ---------
Net deferred tax asset......................................     86,774      86,380
                                                              ---------   ---------
  Valuation allowance.......................................   (109,127)   (106,007)
                                                              ---------   ---------
     Total net deferred tax liability.......................  $ (22,353)  $ (19,627)
                                                              =========   =========

     For the years ended December 31, 2005, 2004 and 2003 the change in the valuation allowance is as follows (in thousands):

                                             BALANCE AT                             BALANCE AT
                                             BEGINNING    CHARGES TO                  END OF
                                              OF YEAR     EXPENSE(1)   DEDUCTIONS      YEAR
                                             ----------   ----------   ----------   ----------
2005 -- Valuation allowance................   $106,007     $ 3,120       $  --       $109,127
2004 -- Valuation allowance................   $ 72,129     $33,878       $  --       $106,007
2003 -- Valuation allowance................   $ 46,366     $25,763       $  --       $ 72,129

---------------

(1) includes discontinued operations

                               PENTON MEDIA, INC.

     SFAS 109 requires that deferred tax assets be reduced by a valuation allowance, if based on available evidence, it is more likely than not that the deferred tax assets will not be realized. The Company recorded valuation allowances to offset the amount by which deferred tax assets exceeded deferred tax liabilities, excluding the deferred tax liability related to indefinite life intangibles. The change in the valuation allowance between December 31, 2005 and 2004 totaled $3.1 million.

     At December 31, 2005, the Company had federal tax assets for operating loss carryforwards of $181.3 million that will begin expiring from 2022 to 2025. A full valuation has been provided on the federal operating loss carryforwards. The federal tax assets for operating loss carryforwards may be limited under certain circumstances such as a change in control of the Company's ownership.

     At December 31, 2005, the Company had state tax assets for operating loss carryforwards of $397.5 million that will begin expiring from 2006 to 2025. A full valuation has been provided on the state operating loss carryforwards.

     At December 31, 2005, the Company had available foreign tax credit carryforwards of approximately $1.1 million that will begin expiring from 2011 to 2012. A full valuation allowance has been provided on the foreign tax credit carryforwards.

     At December 31, 2005, there are no unremitted earnings from the Company's international subsidiaries. At December 31, 2004 the Company had provided federal income tax benefits, subject to valuation allowance, on temporary differences on certain international subsidiaries.

     On June 30, 2005, the State of Ohio enacted significant changes to its tax system that will be phased in over a five-year period including repealing the corporate Ohio franchise/income tax, repealing the tangible personal property tax on business equipment, inventory and fixtures, and enacting a new commercial activity tax based on Ohio gross receipts. The effect of these changes is not expected to have a material impact on the Company's results of operations, financial position or liquidity.

     The American Job Creation Act of 2004 was signed into law in October of 2004. Due to the Company's U.S. tax loss position, the law did not have a material impact on the Company's income taxes.

     In 2005 and 2004, net cash payments for income taxes were $0.4 million (cash paid for taxes of $0.6 million less $0.2 million of tax refunds) and $0.7 million (cash paid for taxes of $0.9 million less $0.2 million of tax refunds), respectively. For 2003, net cash tax refunds were $52.0 million.

NOTE 9 -- EMPLOYEE BENEFIT PLANS

     Penton maintains three retirement plans for its employees: a defined contribution plan, a defined benefit plan, and a supplemental executive retirement plan ("SERP"). Retirement benefits for employees in foreign countries are generally provided for by national statutory programs.

RETIREMENT AND SAVINGS PLAN

     The Penton Retirement and Savings Plan (the "RSP") is a 401(k) contribution plan that covers substantially all domestic employees of the Company. The RSP permits participants to defer up to 25% of their compensation. In 2005, the Company made quarterly contributions to eligible employees who are employed on the last day of each quarter equal to 3% of the employee's annual salary. In 2004, the Company made monthly contributions to each employee's retirement account equal to between 3% and 6% of the employee's annual salary, based on age and years of service. The Company's contributions become fully vested once the employee completes five years of service. In 2005 and 2004, the Company made cash contributions to the RSP of $1.4 million and $1.7 million, respectively. No contributions were made in 2003.

                               PENTON MEDIA, INC.

DEFINED BENEFIT PLAN AND SERP

     Penton's defined benefit pension plan covers all domestic employees who were plan participants at December 31, 2003. In November 2003, the defined benefit plan was amended to freeze the accrual of any benefits under the plan after December 31, 2003. The benefits accrued in the frozen plan, which were based on years of service and annual compensation, are payable to participating employees when they qualify for retirement. As a result of the plan being frozen, the Company recorded a curtailment gain of $2.2 million for the year ended December 31, 2003. This amount is included in selling, general and administrative expenses in the consolidated statements of operations.

     Penton's SERP covers certain executives of the Company. In November 2003, Penton's SERP was amended to freeze benefits at December 31, 2003. As a result of the SERP being frozen, the Company recorded a curtailment charge of $0.3 million for the year ended December 31, 2003. This amount is included in selling, general and administrative expenses in the consolidated statements of operations. The SERP is an unfunded, non-qualified plan and hence has no plan assets.

     The following table sets forth the change in benefit obligation, change in plan assets, funded status of the plans, amounts recognized in the consolidated balance sheets, and assumptions for the defined benefit plan and SERP at December 31, 2005 and 2004 (in thousands, except for percentages):

                                                             DEFINED BENEFIT PLAN        SERP
                                                             ---------------------   -------------
                                                               2005        2004      2005    2004
                                                             ---------   ---------   -----   -----
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation, January 1............................  $ 44,644    $ 43,646    $ 449   $ 869
     Interest cost.........................................     2,613       2,571       27      41
     Benefits paid.........................................    (2,561)     (3,653)      --    (414)
     Actuarial loss........................................     2,365       2,080       30     (47)
                                                             --------    --------    -----   -----
  Benefit obligation, December 31..........................    47,061      44,644      506     449
                                                             --------    --------    -----   -----
CHANGE IN PLAN ASSETS:
  Fair value of plan assets, January 1.....................    35,440      33,990       --      --
     Actual return on plan assets..........................     1,831       3,560       --      --
     Employer contributions................................        --       1,543       --     414
     Benefits and expenses paid............................    (2,610)     (3,653)      --    (414)
                                                             --------    --------    -----   -----
  Fair value of plan assets, December 31...................    34,661      35,440       --      --
                                                             --------    --------    -----   -----
FUNDED STATUS OF THE PLAN:
  Projected benefit obligation in excess of the fair value
     of assets, December 31................................   (12,400)     (9,204)    (506)   (449)
  Unrecognized net (gain) loss.............................     2,201      (1,364)      19     (11)
                                                             --------    --------    -----   -----
  Net amount recognized....................................  $(10,199)   $(10,568)   $(487)  $(460)
                                                             ========    ========    =====   =====
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:
  Accrued pension liability................................  $(12,400)   $(10,568)   $(506)  $(460)
  Accumulated other comprehensive loss.....................     2,201          --       19      --
                                                             --------    --------    -----   -----
  Net amount recognized, December 31.......................  $(10,199)   $(10,568)   $(487)  $(460)
                                                             ========    ========    =====   =====
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
  Discount rate............................................      5.66%       5.91%    5.66%   5.91%
  Expected long term return on plan assets.................      8.50%       8.50%     n/a     n/a

                               PENTON MEDIA, INC.

     The following table summarizes the components of the Company's defined benefit pension expense and assumptions for the years ended December 31, 2005, 2004 and 2003 (in thousands, except for percentages):

                                                             DEFINED BENEFIT PLAN
                                                        ------------------------------
                                                         2005      2004        2003
                                                        -------   -------   ----------
NET PERIODIC PENSION COST (BENEFIT):
  Service cost........................................  $    --   $    --   $    1,870
  Interest cost.......................................    2,613     2,571        2,640
  Expected return on assets...........................   (2,982)   (2,951)      (3,002)
  Amortization of:
     Prior service cost...............................       --        --           69
     Actuarial gain...................................       --        --         (550)
                                                        -------   -------   ----------
  Net periodic pension cost (benefit).................     (369)     (380)       1,027
                                                        -------   -------   ----------
     Curtailment gain.................................       --        --       (2,206)
     Settlement gain..................................       --       (92)          --
                                                        -------   -------   ----------
       Total pension cost (benefit)...................  $  (369)  $  (472)  $   (1,179)
                                                        =======   =======   ==========
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET
  PERIODIC PENSION COST:
     Discount rate....................................     5.91%     6.00%   6.75/6.00%*
     Expected return on plan assets...................     8.50%     8.50%        9.00%
     Weighted-average salary increase rate............      n/a       n/a         4.00%

---------------

* A discount rate of 6.75% was used from January 1, 2003 to November 15, 2003, and a rate of 6.00% was used for the remainder of the year.

                               PENTON MEDIA, INC.

     The following table summarizes the components of SERP pension expense and assumptions for the years ended December 31, 2005, 2004 and 2003 (in thousands, except for percentages):

                                                                      SERP
                                                              ---------------------
                                                              2005    2004    2003
                                                              -----   -----   -----
NET PERIODIC PENSION COST:
  Service cost..............................................  $  --   $  --   $  73
  Interest cost.............................................     27      41      52
  Amortization of:
     Prior service cost.....................................     --      --      26
     Actuarial loss.........................................     --       1      --
                                                              -----   -----   -----
  Net periodic pension cost.................................     27      42     151
                                                              -----   -----   -----
     Curtailment loss.......................................     --      --     312
     Settlement gain........................................     --     (15)     --
                                                              -----   -----   -----
       Total pension cost...................................  $  27   $  27   $ 463
                                                              =====   =====   =====
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC
  PENSION COST:
     Discount rate..........................................   5.91%   6.00%  6.75/6.00%*
     Expected long term return on plan assets...............    n/a     n/a     n/a
     Weighted-average salary increase rate..................    n/a     n/a    4.00%

---------------

* A discount rate of 6.75% was used from January 1, 2003 to November 15, 2003, and a rate of 6.00% was used for the remainder of the year.

     The Company estimates that benefit payments under its defined benefit plan and SERP for future years will be as follows (in thousands):

                                                              DEFINED BENEFIT
                                                                   PLAN         SERP
                                                              ---------------   ----
ESTIMATED FUTURE PAYMENTS:
  2006......................................................      $ 1,775       $  5
  2007......................................................      $ 1,999       $  5
  2008......................................................      $ 2,378       $  7
  2009......................................................      $ 2,003       $  9
  2010......................................................      $ 1,935       $ 15
  2011-2015.................................................      $11,596       $166

     The Company does not expect to make any contributions to its defined benefit or SERP plans in 2006.

INVESTMENT POLICY

     The Investment Committee of the Board of Directors has developed and implemented an investment policy to effectively manage the defined benefit plans assets in the context of meeting the plan's obligations. The portfolios investment objectives are to maximize plan assets within designated risk and return profiles; optimize returns of invested assets consistent with prudent risk-taking; provide returns that exceed relevant market averages and benchmarks of comparably sized portfolios; and produce returns that are consistent with those of asset class indices weighted by policy target weights. All assets are managed externally according to guidelines the Company has established individually with the investment manager. Fixed income securities are

                               PENTON MEDIA, INC.

required to carry a AA or better rating, those not carrying these ratings require approval of the Investment Committee. The Investment Committee periodically reviews the overall plan performance, the risk level, asset allocation and the investment manager's performance to evaluate the effectiveness of the program.

     The current asset allocation consists primarily of listed stocks and corporate bonds. Investment policy decisions and asset allocation strategies are refined based on information, analysis and recommendations as provided by the investment manager.

     The following table indicates Penton's 2006 targeted asset allocation and breaks down its 2005 and 2004 asset allocation:

                                                                            PERCENTAGE OF
                                                                TARGET     PLAN ASSETS AT
                                                              ALLOCATION    DECEMBER 31,
                                                              ----------   ---------------
                                                                 2006       2005     2004
                                                              ----------   ------   ------
ASSET CATEGORY
  Equity securities.........................................     70.0%      71.5%    74.7%
  Debt and fixed income securities..........................     30.0       28.5     25.3
                                                                -----      -----    -----
  Total.....................................................    100.0%     100.0%   100.0%
                                                                =====      =====    =====

     For 2005, the Company assumed a long-term rate of return of 8.5%. In developing this rate, the Company evaluated the actual historical rates of return for the plan since Penton was spun-off in 1998 as well as input from our pension fund and actuarial consultant on asset class returns and long-term inflation rate expectations.

     The discount rate that the Company uses is subject to change each year, consistent with changes in Moody's Aa corporate bond yield. Based upon the Company's evaluation, management changed the discount rate from 6.00% at December 31, 2003 to 5.91% at December 31, 2004, to 5.66% at December 31, 2005.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

LEASES

     Penton leases certain office space and equipment under non-cancelable operating leases. Some of the leases contain renewal options and/or rent escalations, which are charged to expense on a straight-lined basis. Following is a schedule of approximate annual future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2005 (in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
2006........................................................  $ 5,628
2007........................................................    5,270
2008........................................................    5,096
2009........................................................    4,924
2010........................................................    3,830
Thereafter..................................................      698
                                                              -------
                                                              $25,446
                                                              =======

     The Company does not have any significant capital leases.

     For the years ended December 31, 2005, 2004 and 2003, the total rent expense (including taxes, insurance and maintenance when included in the rent payment) incurred by Penton was approximately $4.1 million, $4.3 million, and $4.7 million, respectively. In addition, rent expense classified as part of

                               PENTON MEDIA, INC.

restructuring and other charges in the consolidated statements of operations were $2.3 million, $2.2 million, and $3.3 million for the years ended 2005, 2004 and 2003, respectively.

LEGAL PROCEEDINGS

     On November 3, 2003, a lawsuit was brought against the Company for an unspecified amount by Alison & Associates, Inc. under the Telephone Consumer Protection Act ("TCPA"), which prohibits the transmission of unsolicited fax advertisements. The lawsuit was a putative class action that seeks to represent a class of plaintiffs comprised of all individuals and entities who, during the period from November 3, 1999 through the present, received one or more facsimiles sent by or on behalf of the Company advertising the commercial availability of its products or services and who did not give their prior expressed permission or invitation to receive such faxes. The statutory penalty for a single violation of the TCPA is $500, although the penalty can increase to $1,500 per violation if the Company is found to have willfully or knowingly violated these laws. In June 2005, the two parties settled the case for $0.05 million in cash, which was paid entirely with insurance proceeds. The Richmond County, Georgia, Superior Court dismissed the case on June 30, 2005.

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

TAX MATTERS

     The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes will be due. If management ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company also recognizes tax benefits to the extent that it is probable that its position will be sustained when challenged by the taxing authorities. As of December 31, 2005 and December 31, 2004, the Company had not recognized tax benefits of approximately $1.4 million and $2.2 million, respectively, relating to various state tax positions. Should the ultimate outcome be unfavorable, the Company maybe required to pay the amount currently accrued.

CURRENT LIQUIDITY

     The Company believes that its existing sources of liquidity, along with revenues expected to be generated from operations, will be sufficient to fund operations, anticipated capital expenditures, working capital, and other financing requirements. However, if the Company continues to incur operating losses and negative cash flows in the future, Penton may need to further reduce its operating costs or obtain alternate sources of financing, or both, to remain viable. The Company's ability to meet cash operating requirements depends upon its future performance, which is subject to general economic conditions and to financial, competitive, business, and other factors. The Company's ability to return to sustained profitability at acceptable levels will depend on a number of risk factors, many of which are largely beyond the Company's control. If the Company is unable to meet its debt obligations or fund its other liquidity needs, particularly if the revenue environment deteriorates, Penton may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities. Such additional financing may not be available at acceptable terms. In addition, the terms of the Company's convertible preferred stock and warrants, including conversion price, dividend, and liquidation adjustment provisions, could result in substantial dilution to common stockholders. The redemption price premiums and board representation rights could negatively impact the Company's ability to access the equity markets in the future.

                               PENTON MEDIA, INC.

CONTINGENT PAYMENTS

     In June 2005, the Company acquired the assets of Kosher World for nearly $0.4 million in cash plus contingent payments of up to $0.7 million based on the achievement of specified revenue targets for the 2006 event. Based on December 31, 2005 projections, Penton is not expecting to make any contractual payments.

OTHER COMMITMENTS

     In February 2005, the Company replaced its printing agreement with R.R. Donnelley with a new seven-year agreement. The new agreement expires on December 31, 2011 unless a minimum revenue commitment to R.R. Donnelley of $42.0 million over the term of the agreement is not reached, at which time the agreement would extend until the commitment is reached. The Company also agreed to consolidate certain magazines under the new agreement when current contracts with other vendors expire. In exchange, the Company received $0.9 million in credits in 2005 and will receive pricing reductions in 2006 through 2011. In addition, the purchase commitments required in the old agreement of $6.8 million in 2006 has been eliminated.

     The Company has a service agreement with Sprint through March 3, 2009 for telecommunications products and services. The agreement, which was amended in 2005, provides for annual minimum usage levels by Penton of approximately $0.7 million each year.

NOTE 11 -- MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

PREFERRED STOCK LEVERAGE RATIO EVENT OF NON-COMPLIANCE

     At December 31, 2005, an event of non-compliance continues to exist under the Company's Series C Preferred stock because the Company's leverage ratio of
9.57 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the convertible preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. As a result of this event of non-compliance, the 5% per annum dividend rate on the Series C Preferred stock was increased to the current maximum rate of 10% per annum. The dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than
7.5. The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company's outstanding notes or the loan agreement. As such, there is no acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences have not resulted in any cash outflow from the Company.

     If the Company had been sold on December 31, 2005, the outstanding $10.2 million under the Loan and Security Agreement would be required to be repaid, the bondholders would have been entitled to receive $315.9 million, and the preferred stockholders, including the Series M Preferred holders, would have been entitled to receive $166.7 million before the common stockholders would have received any amounts for their common shares. In addition, the Series M Preferred holders would receive an additional 8% of all amounts the common stockholders would receive. The amount the Series C Preferred stockholders would be entitled to receive could change significantly in the future under certain circumstances, see Company redemption provisions below. Common stockholders are urged to read the terms of the Series C Preferred stock agreement carefully.

     Under the conversion terms of the preferred stock, each holder has a right to convert dividends into additional shares of common stock. At December 31, 2005, no dividends have been declared. However, in light of each holder's conversion right and considering the increase in the dividend rate and the concurrent reduction of the conversion price as noted above, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). At December 31, 2005, 2004 and 2003, $7.7 million, $12.2 million, and $8.5 million, respectively have been reported as an increase in the carrying value of the convertible preferred stock and a charge to capital in excess of par value in light of the stockholders' deficit.

                               PENTON MEDIA, INC.

SUMMARY OF TERMS OF CONVERTIBLE PREFERRED STOCK

     Below is a description of the material terms of the preferred stock and warrants.

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

Dividends

     From the date of issuance until March 19, 2008, the dividends on the preferred stock accrue daily on the sum of the then-applicable liquidation preference and the accrued dividends thereon. Initially the annual rate was 5% per annum. However, upon the occurrence of certain triggering events, the dividend rate increases by one percentage point, with additional one-percentage-point increases every ninety days up to a maximum increase of five percentage points. One of those triggering events is a leverage ratio event of non-compliance. As noted above, a leverage ratio event of non-compliance initially occurred on April 1, 2003 and continues to exist as of the date of this filing. Consequently, the dividend rate is currently 10%. The dividend rate will adjust back to 5% (to the extent of any preferred shares still outstanding) once the leverage ratio is less than 7.5.

     From and after March 19, 2008, dividends will accrue at a rate of 15% per annum. Preferred dividends of $17.9 million were accrued for at December 31, 2005.

     Dividends are payable semiannually in cash only if declared by Penton's Board of Directors and approved by holders of no less than 75% of the preferred stock then outstanding. The provisions of Penton's notes limit its ability to pay dividends in cash, and the Company has no present intention to either declare or pay cash dividends on the preferred stock.

Conversion Provisions

     Each share of preferred stock is convertible into common stock at each holder's option and, subject to certain restrictions, at Penton's option. Preferred stock is convertible into Penton common stock by multiplying the number of shares of preferred stock to be converted by the liquidation value plus accrued and unpaid dividends divided by the conversion price. The conversion price for the preferred stock is $7.61 per share, subject to certain anti-dilution adjustments. Among others, the restrictions on Penton's right to force conversion before March 19, 2008 includes the market price of the common shares being equal to or greater than the applicable share minimum noted below.

Company's Redemption Provisions

     The Company can redeem the preferred stock at any time, in whole or in part, at a cash redemption price equal to the product of the number of shares of common stock into which the preferred shares can be converted and the greater of the volume weighted-average closing share price of Penton's common stock for

                               PENTON MEDIA, INC.

the preceding 30 trading days or the applicable minimum share price. The applicable minimum share price is, as follows for the time periods indicated (as may be adjusted for stock splits and similar transactions):

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

Holders' Redemption Provisions

     The preferred stockholders have the right to require the Company to redeem the security upon the occurrence of certain contingent events, including a change in control or liquidation, dissolution or winding-up of Penton, at a price equal to that described above under "Company's Redemption Provisions" or, if greater, the liquidation value of the preferred stock (including accrued dividends).

Conversion Prices

     The initial conversion price is $7.61 per share (subject to certain anti-dilution adjustments) until the sixth anniversary of issuance, at which time the price may be adjusted to the lesser of (a) the conversion price in effect on the sixth anniversary or (b) the greater of 90% of the market price of the Company's common stock on the conversion date or $4.50.

     If Penton fails to comply with specific covenants contained in the purchase agreement, the conversion price of the preferred stock could be reduced up to a maximum reduction of $3.80 (adjusted for stock splits and similar transactions). No such reduction to the conversion price will be made at any time that representatives of the investors constitute a majority of the Board of Directors.

     The conversion price of the Series C Preferred stock at December 31, 2005 was $7.61.

Board Representation

     The preferred stockholders were initially entitled to three board seats. When the leverage ratio event of non-compliance first occurred on April 1, 2003, the holders of the preferred stock were able to nominate two additional members to the Board of Directors. Since the event of non-compliance was not cured within 90 days of its occurrence, the holders of the preferred stock had the right to elect one less than a minimum majority of the Board of Directors. Since the Company's annual stockholders' meeting in July 2004, in which the number of Board members was reduced from eleven to eight, the preferred stockholders hold a majority of the seats of Penton's Board of Directors.

     At such time as the holders of preferred stock cease to hold shares of preferred stock having an aggregate liquidation preference of at least $25.0 million, they will lose the right to appoint the director for one of these three Board seats. On March 19, 2008, the holders of a majority of the preferred stock then outstanding, if any, will be entitled to appoint one less than a minimum majority of the Board of Directors, provided however, that this is not already the case. In addition, if the Company initiates or consents to proceedings under any applicable bankruptcy, insolvency, composition, or other similar laws, the holders of a majority of the preferred stock may appoint a minimum majority of Penton's Board of Directors. At such time as the holders of preferred stock cease to hold shares of preferred stock having an aggregate liquidation preference of at least $10.0 million, and such holders' beneficial ownership of Penton's preferred stock and common stock constitutes less than 5% of the aggregate voting power of the Company's voting securities, the holders of preferred stock will no longer have the right to appoint any directors to the Board of Directors.

     Penton has also granted the holders of the preferred stock the right to have representatives attend meetings of the Board of Directors after such time as they are no longer entitled to appoint any members to

                               PENTON MEDIA, INC.

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

Covenants

     The terms of the preferred stock have several financial and non-financial covenants. As of December 31, 2005, Penton was in compliance with all such covenants, except the preferred stock leverage ratio, as discussed above.

Sales Rights

     The terms of the preferred stock require that Penton maintain a leverage ratio, as previously defined, of 7.5 to 1.0 for the twelve month period ending on the last day of December, March, June, and September of each year beginning with the period ending on December 31, 2002. If Penton is not in compliance with this covenant for four consecutive fiscal quarters, then the holders of a majority of the preferred stock have the right to cause the Company to seek a buyer for all of its assets or all of its issued and outstanding capital stock. As discussed previously, as of December 31, 2005, the leverage ratio has exceeded 7.5 for four consecutive quarters.

     In exchange for removing the scheduled redemption date, as approved at the 2002 annual stockholders' meeting, the Company agreed to grant the holders of the preferred stock the right to require the Company to seek a buyer for substantially all of its assets or issued and outstanding capital stock beginning on March 19, 2008. The holders of the preferred stock will not have this right if less than 3,500 shares of preferred stock (as adjusted for stock splits and similar transactions) are then outstanding.

Warrants

     The current exercise price of the warrants is $7.61 per share. The warrants are subject to anti-dilution and other adjustments that mirror those applicable to the preferred stock. The warrants are immediately exercisable and expire 10 years after issuance.

SERIES M PREFERRED STOCK

     In September 2004, the Company filed a Certificate of Designations for a new series of preferred stock, $0.01 par value (the "Series M Preferred") with the Secretary of State for the State of Delaware. The Board of Directors of the Company created the Series M Preferred stock for issuance to certain officers and other key employees of the Company as a long-term incentive plan for management by giving them an equity stake in the performance of the Company. The Series M Preferred stock is limited to 150,000 shares of which 69,000 shares have been issued as of December 31, 2005. The Series M Preferred stock is treated under fixed plan accounting and is classified in the mezzanine section of the consolidated balance sheets because redemption is outside the control of the Company. The Company recognized an immaterial amount of expense related to the Series M Preferred in 2005 and 2004.

     Among other rights and provisions, the Series M Preferred provides that the holder of each share will receive a cash distribution upon any liquidation, dissolution, winding-up or change of control of the Company.

                               PENTON MEDIA, INC.

The amount of such distribution is first a percentage of what the holders of Series C Preferred stock and second a percentage of what the holders of the Company's common stock would receive upon such liquidation, dissolution, winding-up or change of control.

NOTE 12 -- COMMON STOCK AND COMMON STOCK AWARD PROGRAMS

MANAGEMENT STOCK PURCHASE PLAN

     The Company has a Management Stock Purchase Plan ("MSPP") for designated officers and other key employees. Participants in the plan may elect to receive restricted stock units ("RSU") in lieu of a designated portion of up to 100% of their annual incentive bonus. Each RSU represents the right to receive one share of Penton common stock. RSU's are granted at a 20% discount from fair market value on the date awarded. RSUs vest two years after the date of grant and are settled in shares of common stock after a period of deferral (of no less than two years) selected by the participant, or upon termination of employment. The discount is recorded as compensation expense over the minimum vesting period. The amounts of expense recognized for 2005, 2004 and 2003 were not material.

     At December 31, 2005, 847 RSUs are outstanding. During 2005, 2004 and 2003, the Company issued 69,775 shares, 24,611 shares, and 35,850 shares, respectively, of common stock under this plan.

EQUITY AND PERFORMANCE INCENTIVE PLAN

     There are 5,500,000 shares of common stock reserved for issuance under the Company's 1998 Equity and Performance Incentive Plan.

  Stock Options

     The Company has stock option plans under which employees and directors may be granted options to purchase shares of the Company's common stock. Options granted under the plans generally vest equally over three years from the date of grant. On December 7, 2005, the Company's Board of Directors approved accelerating the vesting of all outstanding, unvested stock options. As a result of this vesting acceleration, options to purchase approximately 213,267 shares of the Company's common stock became exercisable immediately. All options granted pursuant to the plans expire no later than 10 years from the date the option was granted.

     The decision to accelerate the vesting of these options was made primarily to eliminate any accounting charge upon the adoption of SFAS 123(R). SFAS 123(R) requires the Company to expense the value of all employee stock options and similar awards in its statement of operations, rather than as a footnote disclosure in its consolidated financial statements.

     In February 2004, 473,700 options were granted to certain executives and other eligible employees at an exercise price of $0.90 per share. No options were granted in 2005 or in 2003. No compensation expense was recorded by the Company as a result of the options granted in 2004.

                               PENTON MEDIA, INC.

     The following table presents a summary of Penton's stock option activity and related information for the years ended 2003, 2004 and 2005 (in thousands, except per share amounts):

                                                      NUMBER OF OPTIONS
                                                    ---------------------   WEIGHTED-AVERAGE
                                                    EMPLOYEES   DIRECTORS    EXERCISE PRICE
                                                    ---------   ---------   ----------------
Balance, December 31, 2002........................    1,454        143           $13.05
                                                      -----        ---
Granted...........................................      599         20           $ 0.37
Exercised.........................................      (30)        --           $ 0.37
Canceled..........................................     (275)        --           $11.54
                                                      -----        ---
Balance, December 31, 2003........................    1,748        163           $ 9.36
                                                      -----        ---
Granted...........................................      474         --           $ 0.90
Exercised.........................................      (17)        --           $ 0.37
Canceled..........................................     (935)        --           $10.62
                                                      -----        ---
Balance, December 31, 2004........................    1,270        163           $ 5.85
                                                      =====        ===
Granted...........................................       --         --           $   --
Exercised.........................................       --         --           $   --
Canceled..........................................     (190)        --           $ 4.31
                                                      -----        ---
Balance, December 31, 2005........................    1,080        163           $ 6.08
                                                      =====        ===

     The following table summarizes information about stock options outstanding at December 31, 2005 (in thousands, except number of years and per share amounts):

                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
---------------------------------------------------   ------------------------
                             WEIGHTED-                  OPTIONS
                              AVERAGE     WEIGHTED-   EXERCISABLE    WEIGHTED-
                  NUMBER     REMAINING     AVERAGE         AT         AVERAGE
RANGE OF            OF      CONTRACTUAL   EXERCISE    DECEMBER 31,   EXERCISE
EXERCISE PRICES   OPTIONS      LIFE         PRICE         2005         PRICE
---------------   -------   -----------   ---------   ------------   ---------
$27.75-28.375         36     4.6 years     $28.10           36        $28.10
$16.225-24.29        194     3.6 years     $20.15          194        $20.15
$6.89-6.89....       324     5.9 years     $ 6.89          324        $ 6.89
$0.90-0.90....       269     8.1 years     $ 0.90          269        $ 0.90
$0.37-0.37....       420     6.1 years     $ 0.37          420        $ 0.37
                   -----                   ------        -----        ------
  Total.......     1,243     6.0 years     $ 6.08        1,243        $ 6.08
                   =====                                 =====

  Deferred Shares

     During 2005, 614,706 shares of common stock were issued under this plan. At December 31, 2005, no deferred shares remain outstanding.

     Compensation expense for deferred shares is recognized over the vesting period based on the fair value of the shares at the date of grant. During 2004 and 2003, approximately $0.6 million, and $1.4 million, respectively, were charged to expense under this plan. The amount charged to expense in 2005 was not material.

                               PENTON MEDIA, INC.

  Performance Units

     At December 31, 2005, 113,500 performance units remain outstanding related to two executives. Based on attaining certain performance goals from January 1, 2003 through December 31, 2005, each grantee earned a cash award of approximately $1.00 for each performance unit, which will be paid in the first quarter of 2006. In 2004 and 2003, approximately $0.3 million and $0.2 million, respectively, was recognized as expense. The expense recognized in 2005 was not material. In 2004, 195,012 performance units valued at $0.4 million were immediately vested when the employment of two executives was terminated.

TREASURY STOCK

     In 2005, 2004 and 2003, executives returned 28,613, 157,271 and 89,214 shares, respectively, to the Company to cover taxes for various shares issued to them during the year. In addition, in 2004, one executive returned 288,710 shares valued at $0.1 million, to pay down a portion of his executive loan balance.

     Treasury stock is purchased for constructive retirement and is carried at cost and recorded as a net decrease in capital in excess of par value.

EXECUTIVE LOAN PROGRAM

     In 2000, the Company established an Executive Loan Program, which allowed Penton to issue shares of Company common stock at fair market value to certain key executives, in exchange for full recourse notes. At December 31, 2005 and 2004, two former executives and two current executives have outstanding loan balances totaling approximately $5.8 million. The loan balance, net of amounts reserved of $5.8 million at December 31, 2005 and 2004, is classified in the stockholders' deficit section of the consolidated balance sheets as notes receivable from officers. No payment of the outstanding balances is required until maturity in 2008, at which time all outstanding amounts are due.

     In June 2004, the Company's current Chief Executive Officer ("CEO") repaid his outstanding loan balance with proceeds from his signing bonus and 288,710 shares of Penton common stock, which were returned to the Company. In addition, the Board agreed to discharge the outstanding balance due on the former Chief Operating Officers ("COO") executive loan in exchange for the executive releasing the Company of any claims he may have had. The Board also agreed upon a number of provisions related to the former CEO's outstanding executive loan balance. See Note 14 -- Special Charges, under the heading "2004 management restructuring" for a detailed discussion of events related to the above transactions.

     EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44" ("EITF 00-23") requires that when a Company forgives all or part of a recourse note it must consider all other existing recourse notes as nonrecourse prospectively (variable accounting). Consequently, the Company recognized $0.1 million in additional paid in capital in excess of par equal to the fair market value of the stock issued in conjunction with the establishment of the loans. In addition, the Company recorded a $1.8 million provision for loan impairment on the remaining unreserved loan balance in 2004. Additionally, the Company reversed the $1.1 million reserve established in June 2003 related to the CEO's loan note against his signing bonus of $1.7 million, which was recorded in selling, general and administrative expenses on the consolidated statements of operations. In the future, all awards exercised with recourse notes shall be presumed to be exercised with nonrecourse notes with any dividends recorded as compensation expense and interest recorded as part of the exercise price.

                               PENTON MEDIA, INC.

NOTE 13 -- EARNINGS PER SHARE

     Earnings per share have been computed pursuant to the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Computations of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands, except per share data):

                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                          2005       2004       2003
                                                        --------   --------   ---------
Net loss..............................................  $ (8,422)  $(67,191)  $ (93,131)
Amortization of deemed dividend and accretion of
  preferred stock.....................................    (7,687)   (12,190)     (8,536)
                                                        --------   --------   ---------
Net loss applicable to common stockholders............  $(16,109)  $(79,381)  $(101,667)
                                                        ========   ========   =========
Number of shares:
Weighted-average shares outstanding -- basic and
  diluted.............................................    34,489     33,725      33,299
                                                        ========   ========   =========
Per share:
Loss applicable to common stockholders -- basic and
  diluted.............................................  $  (0.47)  $  (2.35)  $   (3.05)

     Our preferred stock and RSUs are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the preferred stock and the RSUs as if the preferred stock and the RSUs had been converted into common stock. EITF 03-6 requires that participating securities included in the scope of EITF 03-6 be included in the computation of basic earnings per share if the effect of inclusion is dilutive. Vested RSUs and vested deferred shares are always included in the computation of basic earnings per share as they are considered equivalent to common stock. For participating securities included in the scope of EITF 03-6, the use of the two-class method to determine whether the inclusion of such securities is dilutive is required. Furthermore, non-vested RSUs are included in basic EPS using the two-class method in accordance with SFAS 128. To the extent not included in basic earnings per share, the redeemable preferred stock and the non-vested RSUs are considered in the diluted earnings per share calculation under the "if-converted" method and "treasury stock" method, respectively. At December 31, 2005, 2004 and 2003, redeemable preferred stock and non-vested RSUs were excluded from the calculation of basic earnings per share as the results were anti-dilutive.

     At December 31, 2005, 2004 and 2003, approximately 1.2 million, 2.2 million and 2.5 million stock options, performance shares, deferred shares and non-vested RSU's, respectively, were excluded from the calculation of diluted earnings per share due to the Company's loss position, as inclusion would have been anti-dilutive. In addition, in 2005, 2004 and 2003, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive.

NOTE 14 -- SPECIAL CHARGES

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

                               PENTON MEDIA, INC.

interest in the space. The Company records estimated sublease income as a credit to restructuring and other charges in the consolidated statements of operations.

     Personnel costs include payments for severance, benefits and outplacement services.

2005 RESTRUCTURING PLAN

     In the first quarter of 2005, the Company announced its plans to shutdown its Wireless Systems Design magazine, which was part of the Technology segment. The shutdown resulted in the termination of eight employees at a cost of approximately $0.2 million. All payments related to these employees were made in 2005.

2004 RESTRUCTURING PLAN

     In 2004, recorded restructuring charges of $5.2 million, including $4.7 million related to personnel costs associated with the elimination of 68 positions, including several executive positions; office closure costs of $0.1 million related to the closure of a warehouse in Colorado; and other exit costs of $0.4 million related to the cancellation of an agreement with a former employee to provide trade show and conference services to select Penton events.

     The following table presents the reconciliation of the 2004 restructuring plan liability balance between periods (in thousands):

                                             EMPLOYEE
                                            SEPARATION     FACILITY        OTHER
                                              COSTS      CLOSING COSTS   EXIT COSTS    TOTAL
                                            ----------   -------------   ----------   -------
Charged to costs and expenses.............   $ 4,752         $ 51          $ 364      $ 5,167
2004 adjustments..........................        15           --            (27)         (12)
Cash payments.............................    (4,024)          (1)           (98)      (4,123)
                                             -------         ----          -----      -------
Restructuring balance, December 31,
  2004....................................       743           50            239        1,032
2005 adjustments..........................         6           (3)            49           52
Cash payments.............................      (749)         (43)          (288)      (1,080)
                                             -------         ----          -----      -------
Restructuring balance, December 31,
  2005....................................   $    --         $  4          $  --      $     4
                                             =======         ====          =====      =======

     Payments related to the closure of the warehouse in Colorado will be completed in January 2006.

2003 RESTRUCTURING PLAN

     In 2003, the Company recorded restructuring charges of $4.9 million, including $2.7 million related to personnel costs associated with the elimination of 85 positions; office closure costs of $3.8 million (offset by $2.3 million of estimated sublease income) related to the closure of certain offices; and other exit costs of $0.7 million related to equipment lease payments at closed office facilities, cancellation of certain contracts and broker commissions.

                               PENTON MEDIA, INC.

     The following table presents the reconciliation of the 2003 restructuring plan liability balance between periods (in thousands):

                                             EMPLOYEE
                                            SEPARATION     FACILITY        OTHER
                                              COSTS      CLOSING COSTS   EXIT COSTS    TOTAL
                                            ----------   -------------   ----------   -------
Charged to costs and expenses.............   $ 2,736        $1,505         $ 661      $ 4,902
2003 adjustments..........................        35           (11)           --           24
Cash payments.............................    (1,105)         (500)         (233)      (1,838)
                                             -------        ------         -----      -------
Restructuring balance, 2003...............     1,666           994           428        3,088
2004 adjustments..........................        76            69            (9)         136
Cash payments.............................    (1,742)         (114)         (241)      (2,097)
                                             -------        ------         -----      -------
Restructuring balance, 2004...............        --           949           178        1,127
2005 adjustments..........................        --            58          (164)        (106)
Cash payments.............................        --           (41)          (14)         (55)
                                             -------        ------         -----      -------
Restructuring balance, 2005...............   $    --        $  966         $  --      $   966
                                             =======        ======         =====      =======

     In March 2005, the Company was able to negotiate the termination of all of its restructured copier leases, which were classified in other exit costs, for approximately $0.1 million less than their original obligation. The Company was also able to negotiate the settlement of a $0.06 million hotel contract obligation. Obligations for the non-cancelable facility lease will be paid over its respective lease term, which expires in 2010.

2002 RESTRUCTURING PLAN

     In 2002, the Company recorded restructuring charges of $15.4 million, including $10.3 million related to personnel costs associated with the elimination of over 316 positions; office closure costs of $5.1 million (offset by $1.7 million of estimated sublease income) related to the closure of nine offices; and other exit costs of $1.7 million related to contractual obligations associated with the cancellation of certain trade show venues, hotel contracts and service agreements.

     The following table presents the reconciliation of the 2002 restructuring plan liability balance between periods (in thousands):

                                             EMPLOYEE
                                            SEPARATION     FACILITY        OTHER
                                              COSTS      CLOSING COSTS   EXIT COSTS    TOTAL
                                            ----------   -------------   ----------   -------
Restructuring balance, December 31,
  2002....................................   $ 5,104        $ 4,433        $ 740      $10,277
2003 adjustments..........................       (45)          (604)         (92)        (741)
Cash payments.............................    (4,928)        (1,469)        (375)      (6,772)
                                             -------        -------        -----      -------
Restructuring balance, December 31,
  2003....................................       131          2,360          273        2,764
2004 adjustments..........................        25            300          291          616
Cash payments.............................       (64)          (708)        (564)      (1,336)
                                             -------        -------        -----      -------
Restructuring balance, December 31,
  2004....................................        92          1,952           --        2,044
2005 adjustments..........................       (52)           235           --          183
Cash payments.............................       (15)          (598)          --         (613)
                                             -------        -------        -----      -------
Restructuring balance, December 31,
  2005....................................   $    25        $ 1,589        $  --      $ 1,614
                                             =======        =======        =====      =======

                               PENTON MEDIA, INC.

     Adjustments to facility closing costs in 2003, 2004 and 2005 reflect changes in sublease assumptions. The balance of severance costs relates to an executive who will be paid through 2007. Obligations for the non-cancelable leases will be paid over their respective lease terms, which expire at various dates through 2010.

2001 RESTRUCTURING PLAN

     In 2001, the Company recorded restructuring charges of $19.8 million, including $6.8 million related to personnel costs associated with the elimination of over 400 positions; office closure costs of $8.7 million related to the closure of more than 20 offices worldwide; and other exit costs of $4.3 million, including the write-off of capitalized software developments costs.

     The following table presents the reconciliation of the 2001 restructuring plan liability balance between periods (in thousands):

                                             EMPLOYEE
                                            SEPARATION     FACILITY        OTHER
                                              COSTS      CLOSING COSTS   EXIT COSTS    TOTAL
                                            ----------   -------------   ----------   -------
Restructuring balance, December 31,
  2002....................................     $ 19         $ 6,353        $ 275      $ 6,647
2003 adjustments..........................       (8)            598           82          672
Cash payments.............................      (11)         (1,304)        (357)      (1,672)
                                               ----         -------        -----      -------
Restructuring balance, December 31,
  2003....................................       --           5,647           --        5,647
2004 adjustments..........................       --             288           --          288
Cash payments.............................       --          (1,394)          --       (1,394)
                                               ----         -------        -----      -------
Restructuring balance, December 31,
  2004....................................       --           4,541           --        4,541
2005 adjustments..........................       --             522           --          522
Cash payments.............................       --          (1,624)          --       (1,624)
                                               ----         -------        -----      -------
Restructuring balance, December 31,
  2005....................................     $ --         $ 3,439        $  --      $ 3,439
                                               ====         =======        =====      =======

     Adjustments to facility closing costs in 2003, 2004 and 2005 reflect changes in sublease assumptions. In December 2005, the Company adjusted one of its restructured leases by $0.5 million based on its inability to sublease this space in the time frame originally assumed. The Company expects to pay the obligations for the non-cancelable leases over their respective lease terms, which expire at various dates through 2013.

ESTIMATED FUTURE PAYMENTS AND SUBLEASE INCOME

     Management expects to make cash restructuring payments in 2006 of approximately $1.2 million, primarily for facility lease obligations. Severance related payments are expected to be substantially completed at the end of 2006. The balance of facility costs, which are primarily long-term leases, are expected to be paid through the end of their respective lease terms, which extend through 2013.

     Amounts due within one year of approximately $1.2 million and $2.7 million at December 31, 2005 and 2004, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $4.8 million and $6.0 million, respectively, are included in other non-current liabilities on the consolidated balance sheets.

                               PENTON MEDIA, INC.

     As part of the Company's restructuring plan, management attempts to sublease facilities that the Company no longer uses. Following is a schedule of approximate future minimum lease payments expected to be received for each of the five succeeding years as of December 31, 2005 (in thousands):

                                                              ESTIMATED
                                                                LEASE
                                                              RECEIPTS
                                                              ---------
2006........................................................   $1,026
2007........................................................    1,019
2008........................................................    1,019
2009........................................................      922
2010........................................................       --
                                                               ------
                                                               $3,986
                                                               ======

     Restructuring charges by segment for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

                                                              2005    2004     2003
                                                              ----   ------   ------
Industry....................................................  $321   $1,348   $1,467
Technology..................................................   146    1,232    1,698
Lifestyle...................................................   (65)       3      258
Retail......................................................    --      714      738
Corporate...................................................   527    2,765      120
                                                              ----   ------   ------
Total.......................................................  $929   $6,062   $4,281
                                                              ====   ======   ======

     In addition to the restructuring charges outlined in the table above, other items were included in restructuring and other charges in 2005, 2004 and 2003. They include approximately $0.1 million and $0.03 million in 2005 and 2004, respectively related to legal fees for suits that were settled, as well as $0.6 million in 2003, related to the Company's 401(k) plan, for employees who had rescissionary rights. In addition, restructuring charges of $0.1 million for 2004 and $0.7 million for 2003 were reclassified to discontinued operations.

2004 MANAGEMENT RESTRUCTURING

     In June 2004, Penton's Board of Directors appointment of a new CEO to the Company. In addition to the Company's standard executive incentive and benefit package, the CEO received a signing bonus of approximately $1.7 million and 30,000 shares of the new Series M Preferred Stock. The Board also accelerated the vesting of 135,000 deferred shares originally granted to this executive in February 2004. The CEO used the net proceeds from his signing bonus and 288,710 shares of Penton common stock, which were returned to the Company, to repay his executive loan balance in full.

     In March 2004, the Company announced that its former Chairman and CEO, would be leaving the Company effective June 30, 2004. On July 1, 2004, the former CEO and the Company signed a Separation Agreement and General Release agreement. The separation agreement stipulated a lump-sum payment of $2.3 million (including the settlement of an accrued SERP obligation of $0.2 million), the acceleration of 100,000 stock options, and the acceleration of 125,000 performance shares.

     In addition, the Board and the former CEO agreed upon a number of provisions related to his outstanding executive loan balance. The underlying goal of these provisions is to ensure that there are sufficient funds available to pay any amount due to taxing authorities in case the loan is discharged at a future date.

                               PENTON MEDIA, INC.

Specifically, $0.8 million of the $2.3 million lump-sum payment has been placed in escrow and will be returned to the former CEO only if he pays off the entire loan balance by its due date. Furthermore, the former CEO has granted Penton a security interest in approximately 1.1 million shares of Penton common stock. These pledged securities could be transferred to Penton's ownership under certain circumstances and the proceeds used to pay down the outstanding loan balance.

     Furthermore, in June 2004, the former CEO was granted 514,706 deferred shares that vested on January 3, 2005. In return for these shares, the former CEO agreed to comply with the terms of certain restrictive covenants, including a non-compete and a non-solicitation covenant.

     In June 2004, the Company announced that its President and COO, would be leaving the Company as part of a management restructuring plan. The former COO's employment was terminated effective June 30, 2004, and on July 1, 2004, the former COO and the Company signed a Separation Agreement and General Release agreement. The separation agreement stipulated a lump-sum payment of $1.7 million (including the settlement of an accrued SERP obligation of $0.2 million), and the acceleration of 139,999 stock options, 210,000 deferred shares and 90,000 performance shares. In addition, the Board agreed to discharge the $2.6 million outstanding balance on the former COO's executive loan in return for full and final settlement of any claims the former COO might have against the Company.

NOTE 15 -- RELATED PARTIES

     At December 31, 2005, $12.0 million face value of the Company's Subordinated Notes are owned by ABRY Mezzanine Partners L.P. ("ABRY"). In January 2003, the Company sold the assets of PTS to Cygnus Expositions, a division of Cygnus Business Media, Inc., a Delaware corporation, for $3.2 million. Cygnus Business Media, Inc. is owned by ABRY. ABRY holds a significant portion of Penton's Series C Preferred stock and has two members on the Company's Board of Directors, including its Chairman.

     The Company has an Executive Loan Program, which allowed Penton to issue shares of Company common stock at fair market value to certain key executives, in exchange for full recourse notes. At December 31, 2005 and 2004, the outstanding loan balance under the Executive Loan Program was approximately $5.8 million. In 2004 and 2003, executive loans of $1.0 million and $0.3 million were repaid, respectively. The loan balance, net of reserves, is classified in the stockholders' deficit section of the consolidated balance sheets as notes receivable from officers. See Note 12 -- Common Stock and Common Stock Award Programs.

     In 2005 and 2004, executives returned 28,613 and 445,981 shares, respectively, to the Company to cover taxes on deferred shares issued and by one executive to pay-down a portion of his executive loan.

     In December 2003, the Company entered into an agreement with a former employee to provide trade show and conference services to select Penton events in 2004 and 2005. In 2004, the Company paid $0.4 million under this agreement. Effective December 31, 2004, the Company cancelled the agreement, resulting in approximately $0.2 million of cancellation fees which were paid in 2005.

NOTE 16 -- SEGMENT INFORMATION

     The Company's segments include: Industry, Technology, Lifestyle and Retail. The results of these segments are regularly reviewed by the Company's chief operating decision maker and the executive team to determine how resources are allocated to each segment and to assess the performance of each segment. All four segments derive their revenues from publications, trade shows and conferences, and online media products.

                               PENTON MEDIA, INC.

     Content of each of the Company's segment publications, trade shows and conferences, and online media products is geared to customers in the following market sectors:

INDUSTRY                               TECHNOLOGY
--------                               ----------
Manufacturing                          Business Technology
Design/Engineering                     Aviation
Mechanical Systems/Construction        Enterprise Information Technology
Government/Compliance                  Electronics

LIFESTYLE                              RETAIL
---------                              ------
Natural Products                       Food/Retail

     The executive management team evaluates performance of each segment based on its revenues and adjusted segment EBITDA. As such, in the analysis that follows, the Company uses adjusted segment EBITDA, which is defined as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, impairment charges, restructuring and other charges, executive separation costs, provision for executive loan impairment, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. Assets are not allocated to segments and as such have not been presented.

     Summary information by segment for the years ended December 31, 2005, 2004 and 2003, adjusted for discontinued operations, are as follows (in thousands):

                                                                                        ADJUSTED SEGMENT
                                  REVENUES                ADJUSTED SEGMENT EBITDA         EBITDA MARGIN
                       ------------------------------   ---------------------------   ---------------------
                         2005       2004       2003      2005      2004      2003     2005    2004    2003
                       --------   --------   --------   -------   -------   -------   -----   -----   -----
Industry.............  $ 74,944   $ 75,224   $ 75,307   $22,134   $20,351   $18,929   29.5%   27.1%   25.1%
Technology...........    62,036     62,443     61,743    14,538    12,258     8,876   23.4%   19.6%   14.4%
Lifestyle............    35,341     36,223     31,756    14,452    14,141    11,571   40.9%   39.0%   36.4%
Retail...............    20,526     20,943     19,936     6,259     5,543     5,432   30.5%   26.5%   27.2%
                       --------   --------   --------   -------   -------   -------
Total................  $192,847   $194,833   $188,742   $57,383   $52,293   $44,808   29.8%   26.8%   23.7%
                       ========   ========   ========   =======   =======   =======

                               PENTON MEDIA, INC.

     Segment revenues, all of which are realized from external customers, equal Penton's consolidated revenues. Following is a reconciliation of Penton's total adjusted segment EBITDA to consolidated loss from continuing operations before income taxes (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2005       2004       2003
                                                       --------   --------   --------
Total adjusted segment EBITDA........................  $ 57,383   $ 52,293   $ 44,808
General and administrative costs.....................   (16,514)   (18,751)   (20,173)
Depreciation and amortization........................    (6,611)    (8,009)   (10,457)
Restructuring and other charges, net.................      (906)    (6,079)    (5,205)
Provision for executive loan impairment..............        --     (1,717)    (7,600)
Impairment of assets (including goodwill)............        --    (34,466)   (39,913)
Executive separation costs...........................      (154)    (2,728)        --
Non-cash compensation................................       (21)      (733)    (1,372)
Interest expense.....................................   (39,537)   (40,005)   (41,581)
Interest income......................................       241        207        437
Gain on extinguishment of debt.......................     2,732         --         --
Other, net...........................................      (175)        40       (929)
                                                       --------   --------   --------
Loss from continuing operations before income
  taxes..............................................  $ (3,562)  $(59,948)  $(81,985)
                                                       ========   ========   ========

ENTERPRISE-WIDE DISCLOSURES

     Revenues by product are as follows for the years ended December 31, 2005, 2004 and 2003 (in thousands):

                                                         2005       2004       2003
                                                       --------   --------   --------
Publishing...........................................  $134,254   $141,406   $143,749
Trade shows and conferences..........................    40,227     37,845     32,364
Online media.........................................    18,366     15,582     12,629
                                                       --------   --------   --------
                                                       $192,847   $194,833   $188,742
                                                       ========   ========   ========

     Domestic revenues of the Company's products and services comprised $190.0 million, $191.3 million and $184.5 million of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Foreign revenues totaled $2.8 million, $3.5 million and $4.2 million of the Company's revenues for the years ended December 31, 2005, 2004 and 2003, respectively, of which $2.0 million, $2.8 million and $2.2 million, respectively, were from the United Kingdom. No single customer accounted for 10% or more of sales during 2005, 2004 and 2003.

     Property, plant and equipment at December 31, 2005, 2004 and 2003 included $0.1 million, $0.2 million and $0.2 million, respectively, identified with foreign operations (primarily in the United Kingdom) with the remaining assets identified with domestic operations.

NOTE 17 -- SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
           ACTIVITIES

     Portions of the following transactions do not provide or use cash and, accordingly, are not reflected in the consolidated statements of cash flows.

                               PENTON MEDIA, INC.

     In 2005, the Company issued 69,775 common shares under the MSPP and 614,706 common shares under the deferred share plan. In addition, for 2005, the Company recorded amortization of deemed dividend and accretion on preferred stock of $7.7 million.

     In 2004, the Company issued 24,611 shares of common stock under the MSPP plan; 587,785 deferred shares; 266,250 performance shares and 17,000 shares under the Company's stock option plan. In addition, five executives returned a total of 157,271 shares to treasury stock to pay taxes related to deferred shares issued and 135,000 shares to pay down a portion of an executive loan. Furthermore, net proceeds from the CEO's $1.7 million signing bonus along with 288,710 shares of common stock, which were returned to the Company, were applied to the CEO's outstanding loan balance. In 2004, the Company recorded amortization of deemed dividends and accretion on preferred stock of $12.2 million.

     In 2003, the Company issued as common stock 35,850 shares under the MSPP plan; 372,916 deferred shares; 30,516 performance shares; and 30,249 shares under the Company's stock option plan. The Company also recorded amortization of deemed dividends and accretion on preferred stock of $8.9 million.

NOTE 18 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating fair value of financial instruments as of December 31, 2005 and 2004:

CASH AND CASH EQUIVALENTS, RESTRICTED CASH, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated fair value because of their short maturities.

SENIOR SECURED NOTES AND SENIOR SUBORDINATED NOTES

     The fair values of the Secured Notes and Subordinated Notes are determined by reference to quoted market prices. At December 31, 2005 and 2004, the Company's Secured Notes had fair values of $164.2 million and $157.5 million, respectively, and carrying amounts of $157.2 million and $157.0 million, respectively. At December 31, 2005 and 2004, the Company's Subordinated Notes had fair values of $140.5 million and $115.5 million, respectively, and carrying amounts of $153.0 million and $172.0 million, respectively.

                               PENTON MEDIA, INC.

NOTE 19 -- QUARTERLY RESULTS (UNAUDITED)

     Quarterly results of operations for the years ended December 31, 2005 and 2004 are shown below (in thousands, except per share amounts):

                                                         QUARTER
                                         ----------------------------------------
                                          FIRST     SECOND      THIRD     FOURTH        YEAR
                                         -------    -------    -------    -------     --------
2005
Revenues...............................  $53,331    $43,814    $50,986    $44,716     $192,847
Operating income.......................  $13,663(c) $ 4,822(c) $10,766(c) $ 3,926     $ 33,177
Income (loss) from continuing
  operations...........................  $ 4,613(a) $(5,645)   $   259    $(4,690)(b) $ (5,463)
Discontinued operations................  $(2,800)   $  (159)   $    --    $    --     $ (2,959)
Net income (loss)......................  $ 1,813    $(5,804)   $   259    $(4,690)    $ (8,422)
Amortization of deemed dividend and
  accretion of preferred stock.........  $(1,823)   $(1,891)   $(1,961)   $(2,012)    $ (7,687)
Net loss applicable to common
  stockholders.........................  $   (10)   $(7,695)   $(1,702)   $(6,702)    $(16,109)
Earnings per share (basic and diluted):
  Income (loss) from continuing
     operations applicable to common
     stockholders......................  $  0.08    $ (0.22)   $ (0.05)   $ (0.19)    $  (0.38)
  Discontinued operations..............  $ (0.08)   $    --    $    --    $    --     $  (0.09)
  Net loss applicable to common
     stockholders......................  $    --    $ (0.22)   $ (0.05)   $ (0.19)    $  (0.47)

     Earnings per share calculations for each of the quarters are based on the weighted-average number of shares outstanding for each quarter. The sum of the quarters may not necessarily be equal to the full-year earnings per share amounts.
---------------

(a)  Includes $1.6 million gain on extinguishment of debt.

(b)  Includes $1.1 million gain on extinguishment of debt.

(c) In the fourth quarter of 2005, the Company reclassified amortization related to finance fees from amortization expense to interest expense.

                               PENTON MEDIA, INC.

                                                        QUARTER
                                     ---------------------------------------------
                                      FIRST       SECOND       THIRD       FOURTH       YEAR
                                     --------    --------     --------     -------    --------
2004
Revenues...........................  $ 52,791    $ 46,106     $ 44,663     $51,273    $194,833
Operating income (loss)(e).........  $  6,644(a) $ (4,438)(b) $(31,001)(c) $ 8,605(d) $(20,190)
Income (loss) from continuing
  operations.......................  $ (3,993)   $(15,011)    $(40,801)    $   649    $(59,156)
Discontinued operations(f).........  $ (1,909)   $   (215)    $ (3,595)    $(2,316)   $ (8,035)
Net loss...........................  $ (5,902)   $(15,226)    $(44,396)    $(1,667)   $(67,191)
Amortization of deemed dividend and
  accretion of preferred stock.....  $ (5,193)   $ (3,408)    $ (1,772)    $(1,817)   $(12,190)
Net loss applicable to common
  stockholders.....................  $(11,095)   $(18,634)    $(46,168)    $(3,484)   $(79,381)
Earnings per share (basic and
  diluted):
  Net loss from continuing
     operations applicable to
     common stockholders...........  $  (0.27)   $  (0.55)    $  (1.25)    $ (0.03)   $  (2.11)
  Discontinued operations..........  $  (0.06)   $     --     $  (0.11)    $ (0.07)   $  (0.24)
  Net loss applicable to common
     stockholders..................  $  (0.33)   $  (0.55)    $  (1.36)    $ (0.10)   $  (2.35)

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

(c) Includes $1.3 million restructuring charge and $34.5 million related to impairment of assets.

(d)  Includes $0.5 million restructuring charge.

(e) In the fourth quarter of 2005, the Company reclassified amortization related to finance fees from amortization expense to interest expense.

(f) Results from PM Europe and PM Germany have been classified as part of discontinued operations for all quarters in 2004.

NOTE 20 -- GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     The Company's Subordinated Notes issued in June 2001 and Secured Notes issued in March 2002 are fully and unconditionally, jointly and severally guaranteed by the assets of Penton's domestic subsidiaries, which are 100% owned by the Company, and also by the stock of certain subsidiaries.

                               PENTON MEDIA, INC.

     The following schedules set forth condensed consolidating balance sheets as of December 31, 2005 and 2004 and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended December 31, 2005, 2004 and 2003. In the following schedules, "Parent" refers to Penton Media, Inc., "Guarantor Subsidiaries" refers to Penton's wholly owned domestic subsidiaries and "Non-guarantor Subsidiaries" refers to Penton's foreign subsidiaries. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in Penton's subsidiaries.

     Effective December 31, 2004, several domestic subsidiaries were merged into Penton Media, Inc. Prior period condensed consolidating financial information has been adjusted to reflect these changes. In addition, see Note
1 -- Description of Business and Significant Accounting Policies,
"reclassifications" and "cash and cash equivalents" and Note 2 -- Acquisitions and Discontinued Operations, for reclassifications.

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF DECEMBER 31, 2005

                                                          GUARANTOR     NON-GUARANTOR                     PENTON
                                              PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                             ---------   ------------   -------------   ------------   ------------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents................  $     286    $      58       $    288       $      --      $     632
  Restricted cash..........................        299           --             --              --            299
  Accounts receivable, net.................     22,853        3,558          1,060              --         27,471
  Inventories..............................        904          190              4              --          1,098
  Deferred tax asset.......................        402          (88)            --              --            314
  Prepayments, deposits and other..........      2,179          227             46              --          2,452
                                             ---------    ---------       --------       ---------      ---------
                                                26,923        3,945          1,398              --         32,266
                                             ---------    ---------       --------       ---------      ---------
  Property and equipment, net..............      9,003        1,304             94              --         10,401
  Goodwill.................................    136,689       36,914             --              --        173,603
  Other intangible assets, net.............      4,219        1,743             --              --          5,962
  Other non-current assets.................      4,791          138              8              --          4,937
  Investment in subsidiaries...............   (240,510)          --             --         240,510             --
                                             ---------    ---------       --------       ---------      ---------
                                             $ (58,885)   $  44,044       $  1,500       $ 240,510      $ 227,169
                                             =========    =========       ========       =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Loan and security agreement revolver.....  $  10,200    $      --       $     --       $      --      $  10,200
  Accounts payable and accrued expenses....     12,676        1,512            259              --         14,447
  Accrued compensation and benefits........      4,218          736             62              --          5,016
  Unearned income..........................     18,774        2,464          1,464              --         22,702
                                             ---------    ---------       --------       ---------      ---------
  Total current liabilities................     45,868        4,712          1,785              --         52,365
Senior secured notes, net of discount......     80,169       77,026             --              --        157,195
Senior subordinated notes, net of
  discount.................................     78,008       74,948             --              --        152,956
Accrued pension liability..................     12,400           --             --              --         12,400
Deferred tax liability.....................     21,803          864             --              --         22,667
Intercompany advances......................   (125,039)      88,547         36,492              --             --
Other non-current liabilities..............      6,381        1,680             --              --          8,061
                                             ---------    ---------       --------       ---------      ---------
    Total liabilities......................    119,590      247,777         38,277              --        405,644
                                             ---------    ---------       --------       ---------      ---------
Mandatorily redeemable convertible
  preferred stock..........................     74,849           --             --              --         74,849
                                             ---------    ---------       --------       ---------      ---------
Series M preferred stock...................         18           --             --              --             18
                                             ---------    ---------       --------       ---------      ---------
Stockholders' equity (deficit):
  Common stock and capital in excess of par
    value..................................    207,792      202,405         16,566        (218,971)       207,792
  Retained earnings (deficit)..............   (458,489)    (406,093)       (53,058)        459,151       (458,489)
  Notes receivable.........................         --           --             --              --             --
  Accumulated other comprehensive loss.....     (2,645)         (45)          (285)            330         (2,645)
                                             ---------    ---------       --------       ---------      ---------
                                              (253,342)    (203,733)       (36,777)        240,510       (253,342)
                                             ---------    ---------       --------       ---------      ---------
                                             $ (58,885)   $  44,044       $  1,500       $ 240,510      $ 227,169
                                             =========    =========       ========       =========      =========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF DECEMBER 31, 2004

                                                          GUARANTOR     NON-GUARANTOR                     PENTON
                                              PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                             ---------   ------------   -------------   ------------   ------------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents................  $   5,991    $      73       $  1,597       $      --      $   7,661
  Restricted cash..........................        125           --             --              --            125
  Accounts receivable, net.................     22,033        4,248          4,290              --         30,571
  Inventories..............................        560          291              5              --            856
  Deferred tax asset.......................        273            3             --              --            276
  Prepayments, deposits and other..........      2,896           39            737              --          3,672
                                             ---------    ---------       --------       ---------      ---------
                                                31,878        4,654          6,629              --         43,161
                                             ---------    ---------       --------       ---------      ---------
  Property, plant and equipment, net.......     12,304        1,693            796              --         14,793
  Goodwill.................................    136,689       36,182          3,291              --        176,162
  Other intangibles, net...................      4,688        1,950            208              --          6,846
  Other non-current assets.................      6,168          208             36              --          6,412
  Investment in subsidiaries...............   (221,148)          --             --         221,148             --
                                             ---------    ---------       --------       ---------      ---------
                                             $ (29,421)   $  44,687       $ 10,960       $ 221,148      $ 247,374
                                             =========    =========       ========       =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses....  $  15,544    $   1,724       $    900       $      --      $  18,168
  Accrued compensation and benefits........      4,961          902             17              --          5,880
  Unearned income..........................     16,337        2,760          4,177              --         23,274
                                             ---------    ---------       --------       ---------      ---------
    Total current liabilities..............     36,842        5,386          5,094              --         47,322
Senior secured notes, net of discount......     80,094       76,953             --              --        157,047
Senior subordinated notes, net of
  discount.................................     87,729       84,288             --              --        172,017
Accrued pension liability..................     10,568           --             --              --         10,568
Deferred tax liability.....................     18,947          956             --              --         19,903
Intercompany advances......................   (102,089)      61,420         40,669              --             --
Other non-current liabilities..............      7,558        2,029             --              --          9,587
                                             ---------    ---------       --------       ---------      ---------
    Total liabilities......................    139,649      231,032         45,763              --        416,444
                                             ---------    ---------       --------       ---------      ---------
Mandatorily redeemable convertible
  preferred stock..........................     67,162           --             --              --         67,162
                                             ---------    ---------       --------       ---------      ---------
Series M preferred stock...................          4           --             --              --              4
                                             ---------    ---------       --------       ---------      ---------
Stockholders' equity (deficit):
  Common stock and capital in excess of par
    value..................................    215,364      203,660         16,566        (220,226)       215,364
  Retained earnings (deficit)..............   (450,067)    (389,963)       (49,826)        439,789       (450,067)
  Notes receivable.........................         --           --             --              --             --
  Accumulated other comprehensive loss.....     (1,533)         (42)        (1,543)          1,585         (1,533)
                                             ---------    ---------       --------       ---------      ---------
                                              (236,236)    (186,345)       (34,803)        221,148       (236,236)
                                             ---------    ---------       --------       ---------      ---------
                                             $ (29,421)   $  44,687       $ 10,960       $ 221,148      $ 247,374
                                             =========    =========       ========       =========      =========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                     PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
REVENUES..........................  $159,472     $ 30,562        $ 2,813        $    --        $192,847
                                    --------     --------        -------        -------        --------
OPERATING EXPENSES:
  Editorial, production and
     circulation..................    68,072       14,812            942             --          83,826
  Selling, general and
     administrative...............    52,067       14,424          1,836             --          68,327
  Restructuring and other charges,
     net..........................       881           25             --             --             906
  Depreciation and amortization...     5,086        1,449             76             --           6,611
                                    --------     --------        -------        -------        --------
                                     126,106       30,710          2,854             --         159,670
                                    --------     --------        -------        -------        --------
OPERATING INCOME (LOSS)...........    33,366         (148)           (41)            --          33,177
                                    --------     --------        -------        -------        --------
OTHER INCOME (EXPENSE):
  Interest expense................   (22,141)     (17,271)          (125)            --         (39,537)
  Interest income.................       241           --             --             --             241
  Gain on extinguishment of
     debt.........................     1,393        1,339             --             --           2,732
  Equity in losses of
     subsidiaries.................   (19,362)          --             --         19,362              --
  Other, net......................        --          (58)          (117)            --            (175)
                                    --------     --------        -------        -------        --------
                                     (39,869)     (15,990)          (242)        19,362         (36,739)
                                    --------     --------        -------        -------        --------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES.............    (6,503)     (16,138)          (283)        19,362          (3,562)
Provision (benefit) for income
  taxes...........................     1,896           (8)            13             --           1,901
                                    --------     --------        -------        -------        --------
LOSS FROM CONTINUING OPERATIONS...    (8,399)     (16,130)          (296)        19,362          (5,463)
Loss from discontinued operations,
  net of taxes....................       (23)          --         (2,936)            --          (2,959)
                                    --------     --------        -------        -------        --------
NET LOSS..........................  $ (8,422)    $(16,130)       $(3,232)       $19,362        $ (8,422)
                                    ========     ========        =======        =======        ========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                       GUARANTOR     NON-GUARANTOR                     PENTON
                                            PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                           --------   ------------   -------------   ------------   ------------
                                                                  (DOLLARS IN THOUSANDS)
REVENUES.................................  $159,289     $ 31,516        $ 4,028        $    --        $194,833
                                           --------     --------        -------        -------        --------
OPERATING EXPENSES:
  Editorial, production and
    circulation..........................    68,911       15,669          1,240             --          85,820
  Selling, general and administrative....    54,078       22,390          2,464             --          78,932
  Impairment of assets...................    11,408       23,058             --             --          34,466
  Provision for executive loan
    impairment...........................     1,717           --             --             --           1,717
  Restructuring and other charges, net...     4,984        1,095             --             --           6,079
  Depreciation and amortization..........     6,808        1,078            123             --           8,009
                                           --------     --------        -------        -------        --------
                                            147,906       63,290          3,827             --         215,023
                                           --------     --------        -------        -------        --------
OPERATING INCOME (LOSS)..................    11,383      (31,774)           201             --         (20,190)
                                           --------     --------        -------        -------        --------
OTHER INCOME (EXPENSE):
  Interest expense.......................   (21,656)     (18,045)          (304)            --         (40,005)
  Interest income........................       207           --             --             --             207
  Equity in losses of subsidiaries.......   (56,829)          --             --         56,829              --
  Other, net.............................        81          (41)            --             --              40
                                           --------     --------        -------        -------        --------
                                            (78,197)     (18,086)          (304)        56,829         (39,758)
                                           --------     --------        -------        -------        --------
LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES...........................   (66,814)     (49,860)          (103)        56,829         (59,948)
Provision (benefit) for income taxes.....      (743)          10            (59)            --            (792)
                                           --------     --------        -------        -------        --------
LOSS FROM CONTINUING OPERATIONS..........   (66,071)     (49,870)           (44)        56,829         (59,156)
Loss from discontinued operations, net of
  taxes..................................    (1,120)          --         (6,915)            --          (8,035)
                                           --------     --------        -------        -------        --------
NET LOSS.................................  $(67,191)    $(49,870)       $(6,959)       $56,829        $(67,191)
                                           ========     ========        =======        =======        ========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                GUARANTOR     NON-GUARANTOR                     PENTON
                                     PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
REVENUES..........................  $150,655     $ 33,769        $ 4,318        $    --        $188,742
                                    --------     --------        -------        -------        --------
OPERATING EXPENSES:
  Editorial, production and
     circulation..................    67,586       16,632          1,407             --          85,625
  Selling, general and
     administrative...............    53,850       22,818          3,186             --          79,854
  Impairment of assets............     8,505       31,408             --             --          39,913
  Provision for executive loan
     impairment...................     7,600           --             --             --           7,600
  Restructuring and other charges,
     net..........................     3,951        1,254             --             --           5,205
  Depreciation and amortization...     8,055        2,207            195             --          10,457
                                    --------     --------        -------        -------        --------
                                     149,547       74,319          4,788             --         228,654
                                    --------     --------        -------        -------        --------
OPERATING INCOME (LOSS)...........     1,108      (40,550)          (470)            --         (39,912)
                                    --------     --------        -------        -------        --------
OTHER INCOME (EXPENSE):
  Interest expense................   (21,349)     (19,852)          (380)            --         (41,581)
  Interest income.................       432           --              5             --             437
  Equity in losses of
     subsidiaries.................   (66,706)          --             --         66,706              --
  Other, net......................      (695)         (59)          (175)            --            (929)
                                    --------     --------        -------        -------        --------
                                     (88,318)     (19,911)          (550)        66,706         (42,073)
                                    --------     --------        -------        -------        --------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES.............   (87,210)     (60,461)        (1,020)        66,706         (81,985)
Provision (benefit) for income
  taxes...........................     6,882           65             --             --           6,947
                                    --------     --------        -------        -------        --------
LOSS FROM CONTINUING OPERATIONS...   (94,092)     (60,526)        (1,020)        66,706         (88,932)
Loss from discontinued operations,
  net of taxes....................       961            9         (5,169)            --          (4,199)
                                    --------     --------        -------        -------        --------
NET LOSS..........................  $(93,131)    $(60,517)       $(6,189)       $66,706        $(93,131)
                                    ========     ========        =======        =======        ========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                                      GUARANTOR     NON-GUARANTOR                     PENTON
                                           PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          --------   ------------   -------------   ------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES..................  $   (541)     $ 122          $(1,164)        $  --         $ (1,583)
                                          --------      -----          -------         -----         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................      (873)      (137)             (18)           --           (1,028)
  Acquisitions of businesses and
    intangibles, net of cash acquired...    (1,864)        --               --            --           (1,864)
  Increase in restricted cash...........      (174)        --               --            --             (174)
  Net proceeds from sale of
    properties..........................     4,074         --               --            --            4,074
                                          --------      -----          -------         -----         --------
  Net cash provided by (used for)
    investing activities................     1,163       (137)             (18)           --            1,008
                                          --------      -----          -------         -----         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of senior subordinated
    notes...............................   (16,451)                                                   (16,451)
  Proceeds from Loan and Security
    Agreement...........................    10,200                                                     10,200
  Decrease in cash overdraft balance....      (142)        --             (127)           --             (269)
                                          --------      -----          -------         -----         --------
  Net cash provided by (used for)
    financing activities................    (6,393)        --             (127)           --           (6,520)
                                          --------      -----          -------         -----         --------
Effect of exchange rate changes on
  cash..................................        66         --               --            --               66
                                          --------      -----          -------         -----         --------
  Net decrease in cash and cash
    equivalents.........................    (5,705)       (15)          (1,309)           --           (7,029)
Cash and cash equivalents at beginning
  of year...............................     5,991         73            1,597            --            7,661
                                          --------      -----          -------         -----         --------
Cash and cash equivalents at end of
  year..................................  $    286      $  58          $   288         $  --         $    632
                                          ========      =====          =======         =====         ========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                   GUARANTOR     NON-GUARANTOR                     PENTON
                                        PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       --------   ------------   -------------   ------------   ------------
                                                              (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES...............  $(18,975)     $  39          $(1,528)        $  --         $(20,464)
                                       --------      -----          -------         -----         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............    (1,982)      (178)            (157)           --           (2,317)
  Decrease in notes receivable.......        --         65               --            --               65
  Increase in restricted cash........      (125)        --               --            --             (125)
  Net proceeds from sale of
     properties......................        --         --              800            --              800
                                       --------      -----          -------         -----         --------
  Net cash provided by (used for)
     investing activities............    (2,107)      (113)             643            --           (1,577)
                                       --------      -----          -------         -----         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs.........       (10)        --               --            --              (10)
  Decrease in cash overdraft
     balance.........................       102         --              128            --              230
                                       --------      -----          -------         -----         --------
  Net cash provided by (used for)
     financing activities............        92         --              128            --              220
                                       --------      -----          -------         -----         --------
Effect of exchange rate changes on
  cash...............................      (144)        --               --            --             (144)
                                       --------      -----          -------         -----         --------
  Net decrease in cash and cash
     equivalents.....................   (21,134)       (74)            (757)           --          (21,965)
Cash and cash equivalents at
  beginning of year..................    27,125        147            2,354            --           29,626
                                       --------      -----          -------         -----         --------
Cash and cash equivalents at end of
  year...............................  $  5,991      $  73          $ 1,597         $  --         $  7,661
                                       ========      =====          =======         =====         ========

                               PENTON MEDIA, INC.

                               PENTON MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                       GUARANTOR     NON-GUARANTOR                     PENTON
                                            PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            -------   ------------   -------------   ------------   ------------
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES....................  $26,989       $543          $  183          $  --         $27,715
                                            -------       ----          ------          -----         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................   (2,340)      (849)           (105)            --          (3,294)
  Decrease in note receivable, net........       --         --           1,553             --           1,553
  Decrease in restricted cash.............      241         --             436             --             677
  Earnouts paid...........................       --         (7)             --             --              (7)
  Proceeds from sale of Professional Trade
    Shows group...........................    3,250         --              --             --           3,250
                                            -------       ----          ------          -----         -------
  Net cash provided by (used for)
    investing activities..................    1,151       (856)          1,884             --           2,179
                                            -------       ----          ------          -----         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of senior secured credit
    facility..............................   (4,500)        --              --             --          (4,500)
  Payment of note payable.................       --         --            (417)            --            (417)
  Employee stock purchase plan payments...     (107)        --              (6)            --            (113)
  Payment of financing costs..............   (2,045)        --              --             --          (2,045)
  Proceeds from repayment of officers'
    loans.................................      250         --              --             --             250
  Decrease in cash overdraft balance......       53         --            (436)            --            (383)
                                            -------       ----          ------          -----         -------
  Net cash provided by (used for)
    financing activities..................   (6,349)        --            (859)            --          (7,208)
                                            -------       ----          ------          -----         -------
Effect of exchange rate changes on cash...      169         --              --             --             169
                                            -------       ----          ------          -----         -------
  Net increase (decrease) in cash and cash
    equivalents...........................   21,960       (313)          1,208             --          22,855
Cash and cash equivalents at beginning of
  year....................................    5,165        460           1,146             --           6,771
                                            -------       ----          ------          -----         -------
Cash and cash equivalents at end of
  year....................................  $27,125       $147          $2,354          $  --         $29,626
                                            =======       ====          ======          =====         =======

NOTE 21 -- SUBSEQUENT EVENTS

     In March 2006, the Board of Directors of the Company issued 2,500 shares of Series M Preferred Stock to three members of the Company, including one executive officer.

                               PENTON MEDIA, INC.

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

     As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As further discussed below, based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     In our 2004 Form 10-K, we described a material weakness in our internal control over financial reporting with respect to our deferred tax assets and deferred tax liabilities. This material weakness continued to exist as of the end of each of the first three quarters of 2005. In the fourth quarter of 2005, we completed the implementation and testing of the measures put in place to address this material weakness. These measures included adding additional levels of tax review (both internally and externally) and requiring all personnel who have responsibilities for the Company's income taxes to attend an annual SFAS 109 review course. In connection with these measures, and in connection with the evaluation of our disclosure controls and procedures described in the above paragraph, management has determined that the material weakness has been remediated as of December 31, 2005. Other than the remediation of this material weakness, there were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Annual Report and is incorporated herein by reference from the Company's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference from the sections entitled "Proposal to Elect Three Directors to the Board," "Board of Directors," "Executive Officers," "Does the Company have a Code of Ethics?" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference from the sections entitled "Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report on Executive Compensation," "Chief Executive Officer Compensation," and "Performance Graph" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated herein by reference from the sections entitled "What is the Security Ownership of Certain Beneficial Owners and Management?" and "Securities Authorized for Issuance under Equity Compensation Plans" in the Proxy Statement.

     The Company currently maintains the Penton Media, Inc. 1998 Equity and Performance Incentive Plan (As Amended and Restated Effective as of March 15,
2001) (the "Incentive Plan"), the Penton Media, Inc. 1998 Director Stock Option Plan (As Amended and Restated Effective as of March 15, 2001) (the "Director Plan"), and the Penton Media, Inc. Management Stock Purchase Plan (As Amended and Restated Effective as of January 1, 2000) (the "Management Stock Purchase Plan"), pursuant to which it has made equity available to eligible persons.

     The following table summarizes information about these plans as of December 31, 2005. All outstanding awards relate to our common stock.

     Equity Compensation Plan Information

                                                                                            NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                           NUMBER OF SECURITIES TO BE         WEIGHTED-AVERAGE          FUTURE ISSUANCE UNDER EQUITY
                            ISSUED UPON EXERCISE OF     EXERCISE PRICE OF OUTSTANDING        COMPENSATION PLANS
                              OUTSTANDING OPTIONS,          OPTIONS, WARRANTS AND          (EXCLUDING SECURITIES
                              WARRANTS AND RIGHTS                  RIGHTS                 REFLECTED IN COLUMN (A))
PLAN CATEGORY                         (A)                            (B)                            (C)
-------------              --------------------------   -----------------------------   ----------------------------
Equity compensation plans
  approved by security
  holders................          1,242,925(1)                     $6.08                        2,691,048(2)
Equity compensation plans
  not approved by
  security holders.......                 --                           --                               --
                                   ---------                        -----                        ---------
Total....................          1,242,925                        $6.08                        2,691,048

---------------

(1) Includes 1,079,925 and 163,000 shares to be issued upon the exercise of outstanding options under the Incentive Plan and Director Plan, respectively.

(2) Includes 2,510,194 shares available for issuance under the Incentive Plan, 79,000 shares available for issuance under the Director Plan, and 101,854 shares available for issuance under the Management Stock Purchase Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference from the section entitled "Certain Transactions" in the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Information required by this Item is incorporated herein by reference from the section entitled "What Fees have been Paid to Accountants for the Fiscal Years Ending December 31, 2005 and 2004?" in the Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this Report.

1.  FINANCIAL STATEMENTS

     The following documents are filed as part of this Report:

          Report of Independent Registered Public Accounting Firm.

          Consolidated Balance Sheets at December 31, 2005 and 2004.

          Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003.

          Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

        Consolidated Statements of Stockholders' Deficit and of Comprehensive Loss for the Years Ended December 31, 2005, 2004 and 2003.

          Notes to Consolidated Financial Statements.

2.  FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules have been omitted because required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

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

   10.3        Form of Series M Preferred Stock Agreement (filed as Exhibit
               10.1 to the Company's Form 8-K on March 10, 2006, and incorporated herein by reference).

   10.4        Registration Rights Agreement (filed as Exhibit 10.2 to the
               Company's Form 8-K on March 19, 2002, and incorporated herein by reference).

   10.5 Loan and Security Agreement by and among Penton Media, Inc., as borrower, and the Lenders that are signatories thereto, as the Lenders, and Wells Fargo Foothill, Inc., as the arranger and administrative agent (filed as Exhibit 10.1 to the Company's Form 8-K on August 15, 2003, and incorporated herein by reference).

   10.6        First Senior Secured Notes Supplemental Indenture (filed as
               Exhibit 10.1 to the Company's Form 8-K on August 31, 2005, and incorporated herein by reference).

   10.7        First Senior Subordinated Notes Supplemental Indenture
               (filed as Exhibit 10.2 to the Company's Form 8-K on August
               31, 2005, and incorporated herein by reference).

                MANAGEMENT CONTRACTS AND COMPENSATORY PLANS

   10.8        Penton Media, Inc. Retirement Savings Plan (filed as Exhibit
               4.3 to the Company's Form S-8 on August 27, 1998, and incorporated herein by reference).

   10.9        Penton Media, Inc. Management Stock Purchase Plan (filed as
               Exhibit 4.3 to the Company's Form S-8 on March 21, 2000, and incorporated herein by reference).

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

   10.12 Penton Media, Inc. Retirement Plan (filed as Exhibit 10.9 to the Company's Registration Statement No. 333-56877, and incorporated herein by reference).

   10.13       Penton Media, Inc. Senior Executive Bonus Plan (filed as
               Exhibit 10.8 to the Company's Form 10-K on March 30, 2000, and incorporated herein by reference).

   10.14       Penton Media, Inc. Supplemental Executive Retirement Plan
               (as Amended and Restated Effective as of January 1, 2000)
               (filed as Exhibit 10.9 to the Company's Form 10-K on March
               30, 2000, and incorporated herein by reference).

   10.15       Amended and Restated Employment Agreement, dated June 23,
               2004, between Penton Media, Inc. and David B. Nussbaum
               (filed as Exhibit 10.3 to the Company's Form 10-Q on August
               16, 2004, and incorporated herein by reference).

   10.16       Employment Agreement, dated July 16, 1998, between Penton
               Media, Inc. and David Nussbaum (filed as Exhibit 10.4 to the
               Company's Form 10-Q on November 16, 1998, and incorporated herein by reference).

   10.17       Amendment to the Employment Agreement, dated December 11,
               2001, between Penton Media, Inc. and David B. Nussbaum
               (filed as Exhibit 10.12 to the Company's Form 10-K on March
               21, 2002, and incorporated herein by reference).

   10.18       Separation Agreement and General Release, dated July 1,
               2004, between Penton Media, Inc. and Thomas L. Kemp (filed as Exhibit 10.1 to the Company's Form 10-Q on August 16,
               2004, and incorporated herein by reference).

   10.19       Employment Agreement, dated August 24, 1999, between Penton
               Media, Inc. and Preston L. Vice (filed as Exhibit 10.17 to the Company's Form 10-K on March 30, 2000, and incorporated herein by reference).

   10.20       Amendment to the Employment Agreement, dated December 11,
               2001, between Penton Media, Inc. and Preston L. Vice, (filed as Exhibit 10.17 to the Company's Form 10-K on March 21,
               2002, and incorporated herein by reference).

   10.21       Employment Agreement, dated October 15, 2000, between Penton
               Media, Inc. and Darrell C. Denny (filed as Exhibit 10.18 to the Company's Form 10-K on March 30, 2000, and incorporated herein by reference).

   10.22       Amendment to the Employment Agreement, dated December 11,
               2001, between Penton Media, Inc. and Darrell C. Denny (filed as Exhibit 10.18 to the Company's Form 10-K on March 21,
               2002, and incorporated herein by reference).

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

   32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Exhibits

         See subsection(a)(3) above.

     (c) Financial Statement schedules

         Not applicable

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

                                          PENTON MEDIA, INC.

                                          By: /s/ PRESTON L. VICE
                                            ------------------------------------
                                            Name: Preston L. Vice
                                            Title: Chief Financial Officer

Dated: March 21, 2006

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 21, 2006.

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




                     /s/ *                         Director
------------------------------------------------
                 Peni A. Garber




                     /s/ *                         Director
------------------------------------------------
                Vincent D. Kelly




                     /s/ *                         Director
------------------------------------------------
                Adrian Kingshott




                     /s/ *                         Director
------------------------------------------------
                 Harlan A. Levy




                     /s/ *                         Director
------------------------------------------------
                  David Powers




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

March 21, 2006

By: /s/ PRESTON L. VICE
    --------------------------------------------------------
    Preston L. Vice
    Attorney-in-Fact