Form 10-Q
period 2006-03-31
PENTON MEDIA INC
filed 2006-05-15
CIK 1062441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 10, 2006).
Common Stock: 34,488,719 shares

PENTON MEDIA, INC.
Form 10-Q

Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PENTON MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, Dollars in thousands)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,841	$632
Restricted cash	239	299
Accounts receivable, net	28,864	27,471
Inventories	863	1,098
Deferred tax asset	314	314
Prepayments, deposits and other	4,657	2,452

Total current assets	37,778	32,266
Property and equipment, net	9,542	10,401
Goodwill	173,619	173,603
Other intangible assets, net	5,488	5,962
Other non-current assets	4,425	4,937

	$230,852	$227,169

Liabilities and stockholders’ deficit
Current liabilities:
Loan and security agreement revolver	$4,500	$10,200
Accounts payable	4,196	4,557
Accrued compensation and benefits	3,322	5,016
Other accrued expenses	20,162	9,890
Unearned income, principally trade show and conference deposits	18,171	22,702

Total current liabilities	50,351	52,365
Senior secured notes, net of discount	157,235	157,195
Senior subordinated notes, net of discount	153,023	152,956
Accrued pension liability	12,318	12,400
Deferred tax liability	23,338	22,667
Other non-current liabilities	7,608	8,061

Total liabilities	403,873	405,644

Commitments and contingencies (Note 10)

Mandatorily redeemable convertible preferred stock, par value $0.01 per share; 50,000 shares authorized, issued and outstanding; redeemable at $1,000 per share (Note 11)	76,867	74,849

Series M preferred stock, par value $0.01 per share; 150,000 shares authorized, 71,500 and 69,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively (Note 11)	24	18

Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 1,800,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 per share; 155,000,000 shares authorized; 34,488,719 and 34,487,872 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	343	343
Capital in excess of par value	205,437	207,449
Retained deficit	(453,030)	(458,489)
Notes receivable from officers, less reserve of $5,848	—	—
Accumulated other comprehensive loss	(2,662)	(2,645)

	(249,912)	(253,342)

	$230,852	$227,169

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, Dollars and shares in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenues	$54,317	$53,331

Operating expenses:
Editorial, production and circulation	19,741	20,370
Selling, general and administrative	17,348	17,465
Restructuring and other charges (credits), net	(10)	66
Depreciation and amortization	1,455	1,767

	38,534	39,668

Operating income	15,783	13,663

Other income (expense):
Interest expense	(9,670)	(9,883)
Interest income	20	30
Gain on extinguishment of debt	—	1,589
Other, net	—	(8)

	(9,650)	(8,272)

Income from continuing operations before income taxes	6,133	5,391

Provision for income taxes	674	778

Income from continuing operations	5,459	4,613

Discontinued operations:
Loss from discontinued operations, net of taxes (Note 2)	—	(2,800)

Net income	5,459	1,813

Amortization of deemed dividend and accretion of preferred stock	(2,018)	(1,823)

Net income (loss) applicable to common stockholders	$3,441	$(10)

Net income (loss) per common share — basic and diluted: (Note 13)
Income from continuing operations applicable to common stockholders	$0.08	$0.08
Discontinued operations, net of taxes	—	(0.08)

Net income (loss) applicable to common stockholders	$0.08	$0.00

Weighted-average number of shares outstanding:
Basic	34,489	34,522

Diluted	34,578	34,522

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Net cash provided by operating activities	$8,097	$1,578

Cash flows from investing activities:
Capital expenditures	(122)	(189)
Decrease (increase) in restricted cash	60	(68)

Net cash used for investing activities	(62)	(257)

Cash flows from financing activities:
Repurchase of senior subordinated notes	—	(3,795)
Repayment of loan and security agreement revolver, net	(5,700)	—
Decrease in cash overdraft balance	(129)	(348)

Net cash used for financing activities	(5,829)	(4,143)

Effect of exchange rate changes on cash	3	(7)

Net increase (decrease) in cash and cash equivalents	2,209	(2,829)
Cash and cash equivalents at beginning of year	632	7,661

Cash and cash equivalents at end of period	$2,841	$4,832

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
The accompanying unaudited interim consolidated financial statements should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Unless otherwise noted herein, disclosures in this Quarterly Report on Form 10-Q relate only to the Company’s continuing operations. The Company’s discontinued operations consist of Penton Media Europe (“PM Europe”), which was sold in April 2005 (See Note 2 — Disposals).
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
Reclassifications
The Company reclassified financing fee amortization for the three months ended March 31, 2005 from the depreciation and amortization line on the statements of operations to the interest expense line in order to conform to the 2006 presentation. This reclassification did not change previously reported net income (loss) or stockholders’ deficit.
Restricted Cash
Restricted cash represents deposits related to medical self insurance requirements and funds that are required to be held in escrow related to the sale of PM Europe. At March 31, 2006, cash balances totaling $0.2 million were subject to such restrictions, compared to $0.3 million at December 31, 2005.
In the fourth quarter of 2005, the Company revised its classification of restricted cash in its consolidated statements of cash flows to present restricted cash as an investing activity. The revised classification has been reflected for the three months ended March 31, 2005 for purposes of consistency.
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and FASB No. 3. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method of reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 15, 2005. The Company adopted SFAS 154 on January 1, 2006. The adoption of this standard did not have a material effect on the Company’s financial condition, results of operations, or liquidity.
In December 2004, the FASB issued SFAS 123(R), “Share-Based Payments” (“SFAS 123(R)”), which replaces SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires recognition of an expense when a company exchanges its equity instruments for goods or services based on the fair value of the share-based compensation at the grant date. The related expense is recognized over the period in which the share-based compensation vests. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method. The impact of adopting this standard is discussed in Note 12 – Common Stock and Common Stock Award Programs.
The FASB issued SFAS No. 151, “Inventory Costs (as amended)” (“SFAS 151”) in November 2004. The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (“IASB”) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS 151, which was adopted by the Company on January 1, 2006, did not have any impact on the Company’s financial condition, results of operations, or liquidity.
NOTE 2 — DISPOSALS
At March 31, 2005, the assets of PM Europe were classified as held for sale in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The sale of 90% of the Company’s interest in PM Europe was completed in April 2005 for approximately $4.4 million, with no gain or loss on disposal. However, the Company did record an impairment charge of $1.8 million for its long-lived assets during the three months ended March 31, 2005, in contemplation of the sale. PM Europe was part of our International segment. The results of PM Europe are reported as discontinued operations for all periods presented. The Company’s 10% interest that remains is being accounted for using the cost method, as the Company does not exercise significant influence. This 10% investment has been reported within other non-current assets on the accompanying consolidated balance sheets.
Revenues and net loss from discontinued operations, net of taxes, are as follows (in thousands):

Three Months Ended
March 31,
2005
Revenues	$559

Discontinued operations:
Loss from operations of discontinued component	$(2,800)
Gain (loss) on disposal	—
Income tax provision	—

Loss on discontinued operations, net of taxes	$(2,800)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable consists of the following at March 31, 2006 and December 31, 2005, respectively, (in thousands):

	March 31,	December 31,
	2006	2005
Trade	$31,487	$28,747
Employee	32	36
Other	4	1,010

	31,523	29,793
Less: Allowance for doubtful accounts	(2,659)	(2,322)

	$28,864	$27,471

NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following at March 31, 2006 and December 31, 2005, respectively (in thousands):

	March 31,	December 31,
	2006	2005
Leasehold improvements	$8,348	$8,348
Furniture and fixtures	9,463	9,480
Computer hardware and software	23,138	23,151
Web site development costs	3,183	3,106
Other	340	308

	44,472	44,393
Less: Accumulated depreciation	(34,930)	(33,992)

	$9,542	$10,401

Depreciation expense was $1.0 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively.
NOTE 5 — GOODWILL AND OTHER INTANGIBLES
Changes in the carrying amount of goodwill for the three months ended March 31, 2006, by operating segment, are as follows (in thousands):

	Balance at		Balance at
	December 31,		March 31,
	2005	Activity (1)	2006
Industry	$23,519	$—	$23,519
Technology	39,233	16	39,249
Retail	25,865	—	25,865
Lifestyle	84,986	—	84,986

	$173,603	$16	$173,619

(1)	Activity of $0.02 million represents adjustments related to MSD2D, which was acquired in August 2005.
As a result of PM Europe being classified as held for sale at March 31, 2005, the Company performed a SFAS 142, “Goodwill and Other Intangible Assets” analysis for this reporting unit, which resulted in an impairment charge of approximately $1.4 million for the three months ended March 31, 2005. This impairment charge is classified as part of discontinued operations in the consolidated statements of operations.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company also performed a SFAS 144 impairment analysis of long-lived assets at March 31, 2005 for PM Europe, which resulted in an impairment charge of approximately $0.4 million. This impairment charge is included as part of discontinued operations in the consolidated statements of operations.
NOTE 6 — OTHER ACCRUED EXPENSES
Other accrued expenses consists of the following at March 31, 2006 and December 31, 2005, respectively, (in thousands):

	March 31,	December 31,
	2006	2005
Accrued restructuring costs — short term	$1,403	$1,159
Accrued interest	14,138	5,414
Accrued taxes	174	329
Accrued other	4,447	2,988

	$20,162	$9,890

NOTE 7 — DEBT
The Company anticipates undertaking refinancing activities in 2006 or early 2007 in order to address the maturing of its 11-7/8% senior secured notes (“Secured Notes”) due in October 2007 as well as the expiration of its Loan and Security Agreement in August 2007. After October 1, 2006, the Company is permitted to redeem the Secured Notes, in whole or in part, at a redemption price of 100% of the principal amount. Currently, the Company must pay a premium to redeem the Secured Notes. Failure to obtain new financing could have a material adverse effect on the Company’s liquidity.
Loan and Security Agreement
At March 31, 2006, $39.6 million was available under the Company’s Loan and Security Agreement of which $4.5 million was outstanding and $1.1 million is reserved for outstanding letters of credit related to leased facilities. Pursuant to the terms of the Loan and Security Agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.0x the Company’s last twelve months adjusted EBITDA; (iii) 40% of the Company’s last six months of revenues; or (iv) 25% of the Company’s enterprise value, as determined annually by a third party. The Loan and Security Agreement revolver bears interest at Prime plus 3.0%, or at the Company’s option, LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. At March 31, 2006 the weighted average rate on the outstanding balance was 9.59%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months adjusted EBITDA to 2.0x. The Loan and Security Agreement expires in August 2007.
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
Senior Secured Notes
At March 31, 2006, the Company has $157.5 million of Secured Notes due in October 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally guaranteed on a senior basis by all of the assets of Penton’s domestic subsidiaries, which are 100% owned by the Company, and also by the stock of certain subsidiaries. Condensed consolidating financial information is presented in Note 17 – Guarantor and Non-guarantor Subsidiaries. Penton may redeem the Secured Notes, in whole or in part through October 1, 2006 at a redemption price of 105.9375% and thereafter at 100.0% of the principal amount together with accrued and unpaid interest.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Senior Subordinated Notes
At March 31, 2006, the Company has $155.3 million of 10-3/8% senior subordinated notes (the “Subordinated Notes”) that are due in June 2011. Interest is payable on the Subordinated Notes semiannually on June 15 and December 15. The Subordinated Notes are fully and unconditionally, jointly and severally guaranteed, on a senior subordinated basis, by the assets of Penton’s domestic subsidiaries, which are 100% owned by the Company. Condensed consolidating financial information is presented in Note 17 – Guarantor and Non-guarantor Subsidiaries. The notes may be redeemed in whole or in part on or after June 15, 2006 at a premium of 105.188%, which reduces annually to 100.0% after June 15, 2009.
In February 2005, the Company repurchased $5.5 million par value of the Subordinated Notes for a total of $3.9 million, including $0.1 million of accrued interest, using excess cash on hand. The notes were purchased on the open market and were trading at 69% of their par value at the time of repurchase. The repurchase resulted in a gain of approximately $1.6 million, which is classified as gain on extinguishment of debt in the consolidated statements of operations.
NOTE 8 — INCOME TAXES
The effective tax rates for the three months ended March 31, 2006 and 2005 were a provision of 11.0% and 14.4%, respectively. The lower effective tax rate for the three months ended March 31, 2006 compared to March 31, 2005 is primarily due to deferred tax liabilities on indefinite life intangibles being included in the tax provision as a fixed amount while the income from continuing operations changed between periods.
The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). At March 31, 2006 and December 31, 2005, the Company maintained a full valuation allowance for its net deferred tax assets and net operating loss carryforwards, excluding the deferred tax liability related to indefinite life intangibles.
NOTE 9 — EMPLOYEE BENEFIT PLANS
Retirement and Savings Plan
The Penton Retirement and Savings Plan (the “RSP”) is a 401(k) contribution plan that covers substantially all domestic employees of the Company. The RSP permits participants to defer up to 25% of their compensation. The Company makes quarterly contributions to eligible employees who are employed on the last day of each quarter equal to 3% of the employee’s annual compensation. The Company’s contributions become fully vested once the employee completes five years of service. During the first three months of 2006, the Company made cash contributions to the RSP of $0.4 million.
Defined Benefit Plan and Supplemental Executive Retirement Plan
Penton’s defined benefit pension plan covers all domestic employees who were plan participants at December 31, 2003. In November 2003, the defined benefit plan was amended to freeze the accrual of any benefits under the plan after December 31, 2003. The benefits accrued in the frozen plan, which were based on years of service and annual compensation, are payable to participating employees when they qualify for retirement.
Penton’s supplemental executive retirement plan (“SERP”) covers certain executives of the Company. In November 2003, Penton’s SERP was amended to freeze benefits at December 31, 2003. The SERP is an unfunded, non-qualified plan and hence has no plan assets.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the components of our defined benefit pension expense (benefit) and SERP pension expense for the three months ended March 31, 2006 and 2005 (in thousands):

	Retirement Plan		SERP Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Interest cost	$645	$632	$7	$6
Expected return on plan assets	(727)	(715)	—	—

Net periodic benefit cost (benefit)	$(82)	$(83)	$7	$6

NOTE 10 — COMMITMENTS AND CONTINGENCIES
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
Tax Matters
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes will be due. If management ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company also recognizes tax benefits to the extent that it is probable that its position will be sustained when challenged by the taxing authorities. As of March 31, 2006 and December 31, 2005, the Company had not recognized tax benefits of approximately $1.4 million, relating to various state tax positions. Should the ultimate outcome be unfavorable, the Company may be required to pay the amount currently accrued.
NOTE 11 — PREFERRED STOCK
Series M Preferred Stock
At March 31, 2006, 71,500 shares of Series M Preferred are outstanding. In February 2006, 2,500 shares were issued to three executives. The Series M Preferred is classified in the mezzanine section of the balance sheet because redemption is outside the control of the Company. Compensation associated with the Series M Preferred is based upon its fair value on the date of grant and was immaterial for the three months ended March 31, 2006 and 2005.
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
Series C Preferred Stock
At March 31, 2006, an event of non-compliance continues to exist under our Series C Convertible Preferred (“Series C Preferred”) because the Company’s leverage ratio of 9.09 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. As a result of this event of non-compliance, the 5% per annum dividend rate on the Series C Preferred has increased to the current maximum rate of 10% per annum. The dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company’s outstanding notes or the Loan and Security Agreement. As such, there is no acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences have not resulted in any cash outflow from the Company.
The conversion price of the Series C Preferred at March 31, 2006 is $7.61.
Under the conversion terms of the Series C Preferred, each holder has a right to convert dividends into additional shares of common stock. At March 31, 2006, no dividends have been declared. However, in light of each holder’s conversion right and considering the increase in the dividend rate, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). For the three months ended March 31, 2006, $2.0 million has been reported as an increase in the carrying value of the Series C Preferred and a charge to capital in excess of par value in light of the stockholders’ deficit.
If the Company had been sold on March 31, 2006, proceeds from the sale would generally be required to repay: (i) the outstanding balance due under the Loan and Security Agreement of $4.5 million, (ii) the outstanding balance due to the bondholders of $315.9 million, and (iii) an amount due to the preferred stockholders, including the Series M Preferred holders, before the common stockholders would receive any amounts for their common shares. At March 31, 2006, the preferred holders would have been entitled to receive approximately $188.7 million, but this amount could change significantly in the future under certain circumstances. Common stockholders are urged to read the terms of the Series C Preferred stock agreement carefully.
NOTE 12 — COMMON STOCK AND COMMON STOCK AWARD PROGRAMS
Equity and Performance Incentive Plan
On January 1, 2006, the Company adopted the provisions of SFAS 123(R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB 25, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. The Company adopted SFAS 123(R) using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.
Penton has stock-based compensation plans available to grant non-qualified stock options, incentive stock options, stock appreciation rights, deferred shares, restricted units and restricted stock to key employees. The only awards outstanding under our stock-based compensation plans on January 1, 2006 were non-qualified stock options. According to the plans, the exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. Options granted under the plans generally vest equally over three years from the date of grant and expire after ten years.
On December 7, 2005, the Company’s Board of Directors accelerated the vesting of all outstanding, unvested stock options. The decision to accelerate the vesting of these options was made primarily to eliminate any accounting charge upon the adoption of SFAS 123(R). Consequently, on January 1, 2006, Penton has no unvested options. In addition, no options were granted in 2006 or in 2005.
The adoption of SFAS 123(R) had no impact on income from continuing operations before income taxes, income tax expense, net income (loss), earnings per share, the consolidated balance sheets, or the condensed consolidated statements of cash flows as no compensation expense was recorded, nor were any options granted or exercised. At March 31, 2006, the Company has no unrecognized compensation costs under its equity and performance incentive plans.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Under APB 25, there was no compensation cost recognized for our unvested non-qualified stock options at March 31, 2005 as all options granted had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS 123 for the three months ended March 31, 2005 (in thousands, except per share data):

Three Months Ended
March 31,
2005
Net loss applicable to common stockholders:
As reported	$(10)
Add: Stock-based employee compensation expense included in net loss applicable to common stockholders, net of related tax effects	3
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(115)

Pro forma net loss applicable to common stockholders	$(122)

Basic and diluted earnings per share:
As reported	$0.00
Pro forma	$0.00
The following table presents a summary of Penton’s stock option activity and related information for the three months ended March 31, 2006 (in thousands, except per share amounts):

	Number of Options		Weighted-Average	Aggregate
	Employees	Directors	Exercise Price	Intrinsic Value
Outstanding and exercisable at December 31, 2005	1,080	163	$6.08
Granted	—	—	—
Exercised	—	—	—
Canceled	(13)	—	$3.54

Outstanding and exercisable at March 31, 2006	1,067	163	$6.11	$108
The following table summarizes information for stock options outstanding and exercisable at March 31, 2006 (in thousands, except number of years and per share amounts):

Options Outstanding and Exercisable
		Weighted-average	Weighted-
	Number	remaining	average
Range of	of	contractual	exercise
exercise prices	options	life	price
$27.75 - 28.375	36	4.4 years	$28.10
$16.225 - 24.29	194	3.3 years	$20.15
$6.89 - 6.89	318	5.7 years	$6.89
$0.90 - 0.90	265	7.8 years	$0.90
$0.37 - 0.37	417	5.9 years	$0.37

Total	1,230	5.8 years	$6.11

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Executive Loan Program
On March 31, 2006 and December 31, 2005, the outstanding loan balance due under the Company’s Executive Loan Program was approximately $5.8 million, respectively. The loan balance is fully reserved for and is classified in the stockholders’ deficit section of the consolidated balance sheets as notes receivable from officers.
Management Stock Purchase Plan
During the first three months of 2006, 847 shares of the Company’s common stock were issued under this plan. At March 31, 2006, there are no restricted stock units that remain outstanding.
NOTE 13 — EARNINGS PER SHARE
Earnings per share have been computed pursuant to the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Computations of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Net income	$5,459	$1,813
Amortization of deemed dividend and accretion of preferred stock	(2,018)	(1,823)
Amount allocated to participating preferred stockholders	(722)	—

Net income (loss) available to common stockholders	$2,719	$(10)

Number of shares:
Basic — weighted average shares outstanding	34,489	34,522
Effect of dilutive securities — stock options	89	—

Diluted — weighted average shares outstanding	34,578	34,522

Per share amount:
Net income (loss) applicable to common stockholders — basic and diluted	$0.08	$0.00

Our Series C Preferred are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the Series C Preferred as if the Series C Preferred had been converted into common stock. Emerging Issues Task Force (“EITF”) Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement 128, Earnings Per Share” (“EITF 03-6”) requires that participating securities included in the scope of EITF 03-6 be included in the computation of basic earnings per share if the effect of inclusion is dilutive. To the extent not included in basic earnings per share, the Series C Preferred is considered in the diluted earnings per share calculation under the “if-converted” method. At March 31, 2006 Series C Preferred was included in the calculation of basic earnings per share because under the two-class method results were dilutive. At March 31, 2005, redeemable preferred stock was excluded from the calculation of basic earnings per share, as the results were anti-dilutive.
For the three months ended March 31, 2006, 810,300 stock options, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive.
For the three months ended March 31, 2005, 1,428,325 stock options, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net income (loss) plus the results of certain stockholders’ equity changes not reflected in the consolidated statements of operations. The after-tax component of comprehensive income (loss) for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income	$5,459	$1,813
Change in accumulated translation adjustment	(17)	(92)

	$5,442	$1,721

NOTE 15 — RESTRUCTURING CHARGES
Penton has implemented restructuring actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs. These cost reduction initiatives included workforce reductions, the consolidation and closure of over 30 facilities, and the cancellation of various contracts.
The following table shows the reconciliation of the restructuring liability balance between periods (in thousands):

	Employee
	Separation	Facility
	Costs	Closing Costs	Total
Accrual at December 31, 2005	$25	$5,998	$6,023
Adjustments	—	(10)	(10)
Cash payments	(4)	(274)	(278)

Accrual at March 31, 2006	$21	$5,714	$5,735

Management expects to make cash restructuring payments during the remainder of 2006 of approximately $1.0 million for facility lease obligations. The balance of employee separation costs will be paid in the first quarter of 2007, and the balance of facility costs are expected to be paid through the end of the respective lease terms, which extend through 2013.
Amounts due within one year of approximately $1.4 million and $1.2 million at March 31, 2006 and December 31, 2005, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $4.3 million and $4.8 million at March 31, 2006 and December 31, 2005, respectively, are included in other non-current liabilities on the consolidated balance sheets.
Restructuring charges, including adjustments, for the three months ended March 31, 2006 and 2005 are as follows, by segment (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Industry	$6	$49
Technology	(8)	(11)
Corporate	(8)	28

	$(10)	$66

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 — SEGMENTS
The Company’s segments include: Industry, Technology, Lifestyle and Retail. The results of these segments are regularly reviewed by the Company’s chief operating decision maker and the executive team to determine how resources are allocated to each segment and to assess the performance of each segment. All four segments derive their revenues from publications, trade shows and conferences, and online media products.
Content of each of our segment publications, trade shows and conferences, and online media products is geared to customers in the following market sectors:

Industry	Technology
Manufacturing	Business Technology
Design/Engineering	Aviation
Mechanical Systems/Construction	Enterprise Information Technology
Government/Compliance	Electronics

Lifestyle	Retail
Natural Products	Food/Retail
Hospitality
The executive management team evaluates performance of each segment based on its revenues and adjusted segment EBITDA. As such, in the analysis that follows, the Company uses adjusted segment EBITDA, which is defined as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, restructuring charges (credits), gain on extinguishment of debt, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. Assets are not allocated to segments and as such have not been presented.
Summary information by segment for the three months ended March 31, 2006 and 2005, adjusted for discontinued operations, is as follows (in thousands):

	Revenues		Adjusted Segment EBITDA
	March 31,		March 31,
	2006	2005	2006	2005
Industry	$17,521	$17,415	$5,082	$4,919
Technology	12,339	13,326	2,442	2,231
Lifestyle	19,976	17,918	13,187	11,795
Retail	4,481	4,672	1,079	1,245

	$54,317	$53,331	$21,790	$20,190

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Segment revenues, all of which are realized from external customers, equal Penton’s consolidated revenues. The following is a reconciliation of Penton’s total adjusted segment EBITDA to income from continuing operations before income taxes (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Total adjusted segment EBITDA	$21,790	$20,190
General and administrative costs	(4,556)	(4,680)
Depreciation and amortization	(1,455)	(1,767)
Restructuring and other charges (credits), net	10	(66)
Interest expense	(9,670)	(9,883)
Interest income	20	30
Gain on extinguishment of debt	—	1,589
Other miscellaneous, net	(6)	(22)

Income from continuing operations before income taxes	$6,133	$5,391

NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
The Company’s Subordinated Notes issued in June 2001 and Secured Notes issued in March 2002 are fully and unconditionally, jointly and severally guaranteed by the assets of Penton’s domestic subsidiaries, which are 100% owned by the Company, and also by the stock of certain subsidiaries.
The following schedules set forth condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005, and condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005, and condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005. In the following schedules, “Parent” refers to Penton Media, Inc., “Guarantor Subsidiaries” refers to Penton’s wholly owned domestic subsidiaries, and “Non-guarantor Subsidiaries” refers to Penton’s foreign subsidiaries. “Eliminations” represent the adjustments necessary to eliminate the investments in Penton’s subsidiaries.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2006

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,843	$527	$471	$—	$2,841
Restricted cash	239	—	—	—	239
Accounts receivable, net	24,486	3,553	825	—	28,864
Inventories	654	205	4	—	863
Deferred tax assets	402	(88)	—	—	314
Prepayments, deposits and other	4,258	243	156	—	4,657

Total current assets	31,882	4,440	1,456	—	37,778
Property and equipment, net	8,262	1,196	84	—	9,542
Goodwill	136,689	36,930	—	—	173,619
Other intangible assets, net	3,974	1,514	—	—	5,488
Other non-current assets	4,287	138	—	—	4,425
Investments in subsidiaries	(245,214)	—	—	245,214	—

	$(60,120)	$44,218	$1,540	$245,214	$230,852

Liabilities and stockholders’ deficit
Current liabilities:
Loan and security agreement revolver	$4,500	$—	$—	$—	$4,500
Accounts payable and accrued expenses	22,955	1,040	363	—	24,358
Accrued compensation and benefits	2,874	426	22	—	3,322
Unearned income	13,937	2,766	1,468	—	18,171

Total current liabilities	44,266	4,232	1,853	—	50,351
Senior secured notes, net of discount	80,190	77,045	—	—	157,235
Senior subordinated notes, net of discount	78,042	74,981	—	—	153,023
Accrued pension liability	12,318	—	—	—	12,318
Deferred tax liability	22,474	864	—	—	23,338
Intercompany advances	(130,375)	93,795	36,580	—	—
Other non-current liabilities	5,986	1,622	—	—	7,608

Total liabilities	112,901	252,539	38,433	—	403,873

Mandatorily redeemable convertible preferred stock (Note 11)	76,867	—	—	—	76,867

Series M preferred stock (Note 11)	24	—	—	—	24

Stockholders’ deficit:
Common stock and capital in excess of par value	205,780	202,423	16,566	(218,989)	205,780
Retained deficit	(453,030)	(410,699)	(53,156)	463,855	(453,030)
Notes receivable from officers	—	—	—	—	—
Accumulated other comprehensive loss	(2,662)	(45)	(303)	348	(2,662)

	(249,912)	(208,321)	(36,893)	245,214	(249,912)

	$(60,120)	$44,218	$1,540	$245,214	$230,852

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2005

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$286	$58	$288	$—	$632
Restricted cash	299	—	—	—	299
Accounts receivable, net	22,853	3,558	1,060	—	27,471
Inventories	904	190	4	—	1,098
Deferred tax asset	402	(88)	—	—	314
Prepayments, deposits and other	2,179	227	46	—	2,452

Total current assets	26,923	3,945	1,398	—	32,266
Property and equipment, net	9,003	1,304	94	—	10,401
Goodwill	136,689	36,914	—	—	173,603
Other intangible assets, net	4,219	1,743	—	—	5,962
Other non-current assets	4,791	138	8	—	4,937
Investment in subsidiaries	(240,510)	—	—	240,510	—

	$(58,885)	$44,044	$1,500	$240,510	$227,169

Liabilities and stockholders’ deficit
Current liabilities:
Loan and security agreement revolver	$10,200	$—	$—	$—	$10,200
Accounts payable and accrued expenses	12,676	1,512	259	—	14,447
Accrued compensation and benefits	4,218	736	62	—	5,016
Unearned income	18,774	2,464	1,464	—	22,702

Total current liabilities	45,868	4,712	1,785	—	52,365
Senior secured notes, net of discount	80,169	77,026	—	—	157,195
Senior subordinated notes, net of discount	78,008	74,948	—	—	152,956
Accrued pension liability	12,400	—	—	—	12,400
Deferred tax liability	21,803	864	—	—	22,667
Intercompany advances	(125,039)	88,547	36,492	—	—
Other non-current liabilities	6,381	1,680	—	—	8,061

Total liabilities	119,590	247,777	38,277	—	405,644

Mandatorily redeemable convertible preferred stock (Note 11)	74,849	—	—	—	74,849

Series M preferred stock (Note 11)	18	—	—	—	18

Stockholders’ deficit:
Common stock and capital in excess of par value	207,792	202,405	16,566	(218,971)	207,792
Retained deficit	(458,489)	(406,093)	(53,058)	459,151	(458,489)
Notes receivable from officers	—	—	—	—	—
Accumulated other comprehensive loss	(2,645)	(45)	(285)	330	(2,645)

	(253,342)	(203,733)	(36,777)	240,510	(253,342)

	$(58,885)	$44,044	$1,500	$240,510	$227,169

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenues	$47,351	$6,537	$429	$—	$54,317

Operating expenses:
Editorial, production and circulation	16,379	3,155	207	—	19,741
Selling, general and administrative	13,533	3,522	293	—	17,348
Restructuring and other charges (credits), net	(2)	(8)	—	—	(10)
Depreciation and amortization	1,096	345	14	—	1,455

	31,006	7,014	514	—	38,534

Operating income (loss)	16,345	(477)	(85)	—	15,783

Other income (expense):
Interest expense	(5,515)	(4,129)	(26)	—	(9,670)
Interest income	20	—	—	—	20
Equity in losses of subsidiaries	(4,704)	—	—	4,704	—

	(10,199)	(4,129)	(26)	4,704	(9,650)

Income (loss) before income taxes	6,146	(4,606)	(111)	4,704	6,133

Provision (benefit) for income taxes	687	—	(13)	—	674

Net income (loss)	$5,459	$(4,606)	$(98)	$4,704	$5,459

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenues	$47,029	$6,103	$199	$—	$53,331

Operating expenses:
Editorial, production and circulation	16,991	3,345	34	—	20,370
Selling, general and administrative	15,445	1,815	205	—	17,465
Restructuring and other charges (credits), net	77	(11)	—	—	66
Depreciation and amortization	1,390	357	20	—	1,767

	33,903	5,506	259	—	39,668

Operating income (loss)	13,126	597	(60)	—	13,663

Other income (expense):
Interest expense	(5,255)	(4,570)	(58)	—	(9,883)
Interest income	30	—	—	—	30
Equity in losses of subsidiaries	(6,893)	—	—	6,893	—
Gain on extinguishment of debt	1,589	—	—	—	1,589
Other, net	(8)	—	—	—	(8)

	(10,537)	(4,570)	(58)	6,893	(8,272)

Income (loss) from continuing operations before income taxes	2,589	(3,973)	(118)	6,893	5,391

Provision for income taxes	776	2	—	—	778

Income (loss) from continuing operations	1,813	(3,975)	(118)	6,893	4,613

Loss from discontinued operations, net of taxes	—	—	(2,800)	—	(2,800)

Net income (loss)	$1,813	$(3,975)	$(2,918)	$6,893	$1,813

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2006

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net cash provided by operating activities	$7,432	$478	$187	$—	$8,097

Cash flows from investing activities:
Capital expenditures	(110)	(9)	(3)	—	(122)
Decrease in restricted cash	60	—	—	—	60

Net cash used for investing activities	(50)	(9)	(3)	—	(62)

Cash flows from financing activities:
Repayment of loan and security agreement revolver, net	(5,700)	—	—	—	(5,700)
Decrease in cash overdraft balance	(128)	—	(1)	—	(129)

Net cash used for financing activities	(5,828)	—	(1)	—	(5,829)

Effect of exchange rate changes on cash	3	—	—	—	3

Net increase in cash and cash equivalents	1,557	469	183	—	2,209
Cash and cash equivalents at beginning of year	286	58	288	—	632

Cash and cash equivalents at end of period	$1,843	$527	$471	$—	$2,841

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2005

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net cash provided by (used for) operating activities	$2,557	$139	$(1,118)	$—	$1,578

Cash flows from investing activities:
Capital expenditures	(149)	(27)	(13)	—	(189)
Increase in restricted cash	(68)	—	—	—	(68)

Net cash used for investing activities	(217)	(27)	(13)	—	(257)

Cash flows from financing activities:
Repurchase of senior subordinated notes	(3,795)	—	—	—	(3,795)
Increase (decrease) in cash overdraft balance	(475)	—	127	—	(348)

Net cash provided by (used for) financing activities	(4,270)	—	127	—	(4,143)

Effect of exchange rate changes on cash	(7)	—	—	—	(7)

Net increase (decrease) in cash and cash equivalents	(1,937)	112	(1,004)	—	(2,829)
Cash and cash equivalents at beginning of year	5,991	73	1,597	—	7,661

Cash and cash equivalents at end of period	$4,054	$185	$593	$—	$4,832

NOTE 18 — SUBSEQUENT EVENTS
On April 14, 2006, the Company acquired the assets of HVAC-Talk.com for $0.2 million in cash upon signing, $0.05 million due in January 2007 and contingent consideration not to exceed $0.25 million based on a percentage of revenues realized through 2008. HVAC-Talk.com will be integrated with Penton’s Contracting Business web site which adds a key interactive component to the group.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future results. Penton considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. Although Penton believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. A number of important factors could cause Penton’s results to differ materially from those indicated by such forward-looking statements, including, among other factors:
•	fluctuations in advertising revenue with general economic cycles;

•	economic uncertainty exacerbated by potential terrorist attacks on the United States and other geopolitical events;

•	the performance of our natural products industry trade shows;

•	our ability to launch new products that fit strategically with and add value to our business;

•	increases in paper and postage costs;

•	the effectiveness of our cost-saving efforts;

•	the infringement or invalidation of Penton’s intellectual property rights;

•	government regulation;

•	competition; and

•	technological changes.
Except as expressly required by the federal securities laws, Penton does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
OVERVIEW
We are a diversified business-to-business (“b-to-b”) media company. We provide media products that deliver propriety business information to owners, operators, managers and professionals in the industries we serve. Through these products, we offer industry suppliers multiple ways to reach their customers and prospects as part of their sales and marketing efforts. We publish specialized trade magazines, produce trade shows and conferences, and provide Web sites, electronic newsletters, Web conferences and other Web-based media products.
We have four segments: Industry, Technology, Lifestyle and Retail, which are structured along industry lines, and enable us to promote our related groups of products to our customers. Our integrated media portfolios serve the following markets: design/engineering, government/compliance, manufacturing, mechanical systems/construction, aviation, business technology, enterprise information technology, electronics, natural products, and food/retail.
In the first quarter of 2006, we recorded net income of $5.5 million compared with net income of $1.8 million in the comparable period of 2005. First quarter 2005 net income included a gain of $1.6 million from the repurchase of bonds in the quarter and a loss of $2.8 million from discontinued operations. In addition, in the first quarter of 2006 our total adjusted segment EBITDA was $21.8 million, an increase of $1.6 million from $20.2 million in the first quarter of 2005. See “Results of Operations – Segments” for additional information.
Other developments include:
•	In February 2006, the Company acquired the assets of WeldingWeb.com. WeldingWeb.com is a web site with more than 7,000 registered members and generates more than 220,000 page views monthly. We intend to incorporate the site with our Metalworking group, which is part of our Industry segment.

•	In April 2006, the Company acquired the assets of HVAC-Talk.com, a website with more than 43,000 registered members and generates over 104,000 unique visitors and 2.7 million page views per month. HVAC-Talk.com will be integrated with Penton’s Contracting Business web site, which adds a key interactive component to the group.
A key part of our growth strategy is to continue to expand our eMedia offerings, through acquisitions such as those noted above, through internal product development, and through strategic partnerships.
RESULTS OF OPERATIONS
Revenues
A summary of our revenues by product for the periods presented is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005	$ Change	% Change
Publishing	$31,810	$32,688	$(878)	(2.7)%
Trade shows & conferences	17,402	16,530	872	5.3%
Online media	5,105	4,113	992	24.1%

	$54,317	$53,331	$986	1.8%

The $0.9 million, or 2.7%, decrease in publishing revenues was primarily due to lower advertising revenues and lower subscription revenues. Lower advertising revenues are due to advertisers continuing to move their spending to online media products. Approximately $0.3 million of the decrease was a result of properties that were shutdown in 2005, including Wireless Systems Design magazine, which was shutdown in April 2005.
The $0.9 million, or 5.3%, increase in trade show and conference revenues between the first quarter of 2005 and the first quarter of 2006 is due to a year-over-year revenue increase from our Natural Products Expo West show and revenues associated with MSD2D and Kosher World, which were acquired after the first quarter in 2005. These increases were partially offset by the absence of approximately $1.6 million in revenues due to the shift in timing of two of our Tech Conference events and our National Convenience Store Advisory Group (“NCSAG”) spring event from the first quarter of 2005 to the second quarter in 2006.
The Natural Products Expo West show held in Anaheim, California in March 2006 posted growth over the 2005 event in total revenues, number of exhibitors, number of booths sold, and number of attendees, with more than 43,000 attendees in 2006.
The $1.0 million, or 24.1%, increase in online media revenues was primarily due to increases of nearly $0.6 million in Web site related sponsorship revenues and an increase of $0.4 million in electronic newsletter revenues. These increases are a direct result of managements’ focus on aggressively developing new eMedia products and investing in eMedia staff, technology, infrastructure and training.
Revenue trends within each segment are further detailed below in the segment discussion section.
Editorial, Production and Circulation

	Three Months Ended
	March 31,
	2006	2005	Change
	(Dollars in millions)
Editorial, production and circulation	$19.7	$20.4	(3.1)%
Percent of revenues	36.3%	38.2%
Our editorial, production and circulation expenses include personnel costs, purchased editorial costs, exhibit hall costs, online media costs, postage charges, circulation qualification costs and paper costs. The decrease in editorial, production and circulation expenses for the first quarter of 2006 compared with the first quarter of 2005 is primarily due to lower publishing related costs and lower trade show and conference costs. Lower publishing costs were due to lower revenues and lower page counts and lower trade show and conference costs were primarily due to the shift in timing of two of our Tech Conference events and our NCSAG event from March 2005 to April 2006, as these costs are deferred and recognized in the month the events are held. These decreases were partially offset by costs related to MSD2D and Kosher World, both which were acquired after the first quarter of 2005.
Selling, General and Administrative

	Three Months Ended
	March 31,
	2006	2005	Change
	(Dollars in millions)
Selling, general and administrative	$17.3	$17.5	(0.7)%
Percent of revenues	31.9%	32.7%
Our selling, general and administrative (“SG&A”) expenses include personnel costs, independent sales representative commissions, product marketing, and facility costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems, and communications. The decrease in SG&A expenses for the first quarter of 2006 compared with the first quarter of 2005 was due primarily to a decrease in marketing related expenditures as a result of the shift in timing of two of our Tech Conference events and our NCSAG event from March 2005 to April 2006.
Restructuring and Other Charges (Credits), net
The following table summarizes the Company’s restructuring activity for the three months ended March 31, 2006 (in thousands):

	Employee
	Separation	Facility
	Costs	Closing Costs	Total
Accrual at December 31, 2005	$25	$5,998	$6,023
Adjustments	—	(10)	(10)
Cash payments	(4)	(274)	(278)

Accrual at March 31, 2006	$21	$5,714	$5,735

We expect to make cash payments through the remainder of 2006 of approximately $1.0 million for lease obligations. The balance of employee separation costs will be paid in the first quarter of 2007, and the balance of facility costs, primarily long-term leases, are expected to be paid through the end of the respective lease terms, which extend through 2013.
Amounts due within one year of approximately $1.4 million and $1.2 million at March 31, 2006 and December 31, 2005, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $4.3 million and $4.8 million at March 31, 2006 and December 31, 2005, respectively, are included in other non-current liabilities on the consolidated balance sheets.
In the first quarter of 2005, the Company announced its plans to shutdown its Wireless Systems Design magazine, which was part of our Technology segment. The shut down resulted in the termination of eight employees at a cost of approximately $0.2 million. In March 2005, we were able to negotiate the termination of all of our restructured copier leases, which were classified in other exit costs, for approximately $0.1 million less than its original obligation.

Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended
	March 31,
	2006	2005	Change
	(Dollars in millions)
Interest expense	$(9.7)	$(9.9)	(2.2)%
Gain on extinguishment of debt	$—	$1.6	n/a
The decrease in interest expense for the three months ended March 31, 2006 compared with the same period in 2005 was primarily due to the repurchase of $19.7 million par value of our 10-3/8% senior subordinated notes during 2005.
The Company recognized a gain of approximately $1.6 million during the first quarter of 2005 from the repurchase of $5.5 million of our senior subordinated notes for approximately $3.8 million in cash, as the notes were trading at 69% of their par value at the time of purchase.
Effective Tax Rates
The effective tax rates for the three months ended March 31, 2006 and 2005 were a provision of 11.0% and 14.4%, respectively. The lower effective tax rate for the three months ended March 31, 2006 compared to March 31, 2005 is primarily due to deferred tax liabilities on indefinite life intangibles being included in the tax provision as a fixed amount while the income from continuing operations changed between periods.
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes will be due. If management ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company also recognizes tax benefits to the extent that it is probable that its position will be sustained when challenged by the taxing authorities. As of March 31, 2006 and December 31, 2005, the Company had not recognized tax benefits of approximately $1.4 million, relating to various state tax positions. Should the ultimate outcome be unfavorable, the Company may be required to pay the amount currently accrued.
Discontinued Operations
The loss from discontinued operations of $2.8 million for the three months ended March 31, 2005 include the results of PM Europe, which was classified as held for sale at March 31, 2005. The sale of PM Europe was completed in April 2005 for approximately $4.4 million, with no gain or loss on disposal. However, the Company recorded impairment charges of $1.8 million for long-lived assets during the three months ended March 31, 2005, in contemplation of this sale.
SEGMENTS
The Company’s segments include: Industry, Technology, Lifestyle and Retail. The results of our segments are regularly reviewed by the Company’s chief operating decision maker and the executive team to determine how resources will be allocated to each segment and to assess the performance of each segment. Penton’s four segments derive their revenues from publications, trade shows and conferences, and online media products.

The executive management team evaluates performance of the segments based on revenues and adjusted segment EBITDA. As such, in the analysis that follows, we have used adjusted segment EBITDA, which we define as net income (loss) before interest, taxes, depreciation and amortization, restructuring charges (credits), discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. See Note 16 – Segments, for a reconciliation of total adjusted segment EBITDA to income from continuing operations before income taxes.
Financial information by segment for the three months ended March 31, 2006 and 2005, is summarized as follows (in thousands):

			Adjusted		Adjusted Segment
	Revenues		Segment EBITDA		EBITDA Margin
	2006	2005	2006	2005	2006	2005
Industry	$17,521	$17,415	$5,082	$4,919	29.0%	28.2%
Technology	12,339	13,326	2,442	2,231	19.8%	16.7%
Lifestyle	19,976	17,918	13,187	11,795	66.0%	65.8%
Retail	4,481	4,672	1,079	1,245	24.1%	26.6%

	$54,317	$53,331	$21,790	$20,190

Industry
Our Industry segment, which represented 32.3% and 32.6% of total Company revenues for the three months ended March 31, 2006 and 2005, respectively, serves customers in the manufacturing, design/engineering, construction, government/compliance and supply/logistics industries. For the three months ended March 31, 2006 and 2005, respectively, 89.8% and 93.4% of this segment’s revenues were generated from publishing operations and 9.4% and 6.6% from online media products. Trade shows and conferences for the three months ended March 31, 2006 generated 0.8% of segment revenues.
Revenues for this segment increased $0.1 million, or 0.6%, from $17.4 million for the three months ended March 31, 2005 to $17.5 million for the same period in 2006. This increase was due to higher online revenues of $0.5 million and higher trade show and conference revenues of $0.1 million, partially offset by lower publication revenues of $0.5 million. The increase in online revenues was attributable to all groups within the Industry segment with the manufacturing group and design engineering group showing the largest quarter-on-quarter increases. Lower publication revenues was due to lower quarter-on-quarter revenues from our manufacturing group of $0.5 million and our government/compliance group of $0.3 million, partially offset by an increase of $0.5 million from our construction group publications. Higher trade show and conference revenues was due to a new road show held by our construction group and the shift in timing of our Roundtable Rockies conference from the second quarter of 2005 to the first quarter of 2006.
Adjusted segment EBITDA for our Industry portfolio increased $0.2 million, or 3.3%, from $4.9 million for the three months ended March 31, 2005 to $5.1 million for the same period in 2006. Adjusted segment EBITDA margins improved from 28.2% for the three months ended March 31, 2005 to 29.0% for the same 2006 period. Online media improved $0.3 million, while publications decreased $0.1 million and trade shows and conferences remained flat.
Technology
Our Technology segment, which represented 22.7% and 25.0% of total Company revenues for the three months ended March 31, 2006 and 2005, respectively, serves customers in the business technology, aviation, enterprise information technology and electronics industries. For the three months ended March 31, 2006 and 2005, respectively, 70.7% and 67.8% of this segment’s revenues were generated from publishing operations, 3.2% and 12.0% from trade shows and conferences, and 26.1% and 20.2% from online media products.
Revenues for this segment decreased $1.0 million, or 7.4%, from $13.3 million for the three months ended March 31, 2005 to $12.3 million for the same period in 2006. The decrease was due primarily to lower publishing revenues of $0.3 million and lower trade show and conference revenues of $1.2 million, partially offset by higher online media revenues of $0.5 million. The decrease in publishing revenues was primarily the result of lower revenues from our electronics publications, as our IT Media, business technology and aviation publications showed slight improvements. The decrease in trade show and conference revenues was attributable to the shift in timing of two of our Tech Conference events from the first quarter of 2005 to the second quarter in 2006 partially offset by additional revenues from our MSD2D and Kosher World events, both acquired in 2005. The increase in online media revenues was primarily due to improvements in the IT Media group and electronics group.
Adjusted segment EBITDA for our Technology portfolio increased $0.2 million, or 9.5%, from $2.2 million for the three months ended March 31, 2005 to $2.4 million for the same period in 2006. The increase was attributable to online media of $0.4 million and publications of $0.3 million. These improvements were partially offset by a decline of $0.5 million in the segment’s trade shows and conferences. Adjusted segment EBITDA margins improved from 16.7% for the three months ended March 31, 2005 to 19.8% for the same 2006 period, due primarily to cost-reduction efforts undertaken in this segment, particularly in the publications product line.
Lifestyle
Our Lifestyle segment, which represented 36.8% and 33.6% of total Company revenues for the three months ended March 31, 2006 and 2005, respectively, serves customers in the natural products industry. For the three months ended March 31, 2006 and 2005, respectively, 16.4% and 18.4% of this segment’s revenues were generated from publishing and 83.1% and 81.3% from trade shows and conferences, and 0.5% and 0.3% from online media products.
Revenues for this segment increased $2.1 million, or 11.5%, from $17.9 million for the three months ended March 31, 2005 to $20.0 million for the same period in 2006. Trade shows and conferences accounted for nearly all of this increase as publishing revenues remained flat and online media revenues only increased slightly. The increase in trade shows and conference revenues was due to year-on-year growth in our Natural Products Expo West event, which included Kosher World acquired in June 2005. The Natural Products Expo West event held in March 2006 posted growth in total revenues, number of exhibitors, number of booths sold, and number of attendees, with more than 43,000 visitors.
Adjusted segment EBITDA for the Lifestyle segment increased $1.4 million, or 11.8%, from $11.8 million for the three months ended March 31, 2005 to $13.2 million for the same period in 2006. Trade shows and conferences accounted for all of this improvement. Adjusted segment EBITDA margins improved from 65.8% for the three months ended March 31, 2005 to 66.0% for the same 2006 period.
Retail
Our Retail segment, which represented 8.2% and 8.8% of total Company revenues for the three months ended March 31, 2006 and 2005, respectively, serves customers in the food/retail and hospitality industries. For the three months ended March 31, 2006 and 2005, respectively, 90.8% and 89.0% of this segment’s revenues were generated from publishing, 6.1% and 8.7% from trade shows and conferences, and 3.1% and 2.3% from online media products.
Revenues for this segment decreased $0.2 million, or 4.1%, from $4.7 million for the three months ended March 31, 2005, to $4.5 million for the same period in 2006. This decrease was primarily due to the shift in timing for our NCSAG event from the first quarter of 2005 to the second quarter of 2006 and a decrease in publishing revenues of nearly $0.1 million. Online media revenues increased slightly in the first quarter of 2006 compared with the same 2005 period.
Adjusted segment EBITDA for the Retail segment decreased $0.1 million, or 13.3%, from $1.2 million for the three months ended March 31, 2005 to $1.1 million for the same period in 2006, as margins decreased from 26.6% for the three months ended March 31, 2005 to 24.1% for the same 2006 period. The decrease was due primarily to the shift in timing of the NCSAG event.

Liquidity and Capital Resources
Current Liquidity
At March 31, 2006, our principal sources of liquidity are our existing cash reserves of $2.8 million and available borrowing capacity under our Loan and Security Agreement of $34.0 million. During the quarter, the Company repaid $5.7 million that was outstanding under the Company’s Loan and Security Agreement.
Cash payments expected to be made in the second quarter of 2006 include:
•	debt service charges of $17.8 million;

•	capital expenditures of approximately $0.7 million;

•	payments related to our business restructuring initiatives of approximately $0.3 million; and

•	a contribution of $0.4 million to our Retirement and Savings Plan.
We have no principal repayment requirements until maturity of our Secured Notes in October 2007. In addition, we have no maintenance covenants on our existing bond debt.
We anticipate undertaking refinancing activities in 2006 or early 2007 in order to address the maturing of our Secured Notes in October 2007 as well as the expiration of our Loan and Security Agreement in August 2007. After October 1, 2006, we are permitted to redeem the Secured Notes, in whole or in part, at a redemption price of 100% of the principal amount. Currently, we must pay a premium to redeem the Secured Notes. Failure to obtain new financing could have a material adverse effect on our liquidity.
We believe that our existing sources of liquidity, along with revenues expected to be generated from operations, will be sufficient to fund our operations, anticipated capital expenditures, working capital, and other financing requirements. However, we cannot assure you that this will be the case, and if we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both, to remain in business. Our ability to meet cash operating requirements depends upon our future performance, which is subject to general economic conditions and to financial, competitive, business, and other factors. The Company’s ability to return to sustained profitability at acceptable levels will depend on a number of risk factors, many of which are largely beyond the Company’s control. If we are unable to meet our debt obligations or fund our other liquidity needs, particularly if the revenue environment does not substantially improve, we may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities. We cannot assure you that such additional financing will be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants issued, including the conversion price, dividend, and liquidation adjustment provisions, could result in substantial dilution to common stockholders. The redemption price premiums and board representation rights could negatively impact our ability to access the equity markets in the future.
The Company has implemented, and continues to implement, various cost-cutting programs and cash conservation plans, which involve the limitation of capital expenditures and the control of working capital.
Analysis of Cash Flows
Penton’s total cash and cash equivalents was $2.8 million at March 31, 2006, compared with $0.6 million at December 31, 2005. Cash provided by operating activities was $8.1 million for the three months ended March 31, 2006 and $1.6 million for the same period in 2005. Operating cash flows for the three months ended March 31, 2006, reflected net income of $5.5 million and a net increase in non-cash charges (primarily depreciation and amortization) of approximately $3.1 million, offset by a net decrease in working capital of approximately $0.4 million. Operating cash flows for the three months ended March 31, 2005, reflected net income of $1.8 million and a net increase in non-cash charges (primarily depreciation and amortization) of approximately $3.0 million, offset by a net decrease in working capital of approximately $3.3 million.
Investing activities used $0.06 million and $0.3 million of cash for the three months ended March 31, 2006 and 2005, respectively, primarily for capital expenditures.
Financing activities used $5.8 million of cash for the three months ended March 31, 2006, due primarily to the repayment of $5.7 million that was outstanding on our Loan and Security Agreement. Financing activities used $4.1 million of cash for the three months ended March 31, 2005 primarily due to the purchase of $5.5 million face value of our Subordinated Notes at prevailing market prices.
Consolidated Adjusted EBITDA
Pursuant to the terms of the Loan and Security Agreement, we can borrow up to the lesser of (i) $40.0 million; (ii) 2.0x our last twelve months Consolidated Adjusted EBITDA; (iii) 40% of our last six months of revenues; or (iv) 25% of our enterprise value, as determined annually by a third party. In addition, under our Loan and Security Agreement, we are not permitted to allow the ratio of outstanding indebtedness to our last twelve months Consolidated Adjusted EBITDA to exceed 2.0 to 1.00.
Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure of our ability to service debt. It should not be construed as an alternative to either income/loss before income taxes, or cash flows from operating activities. Our inability to borrow based on the terms of the Loan and Security Agreement could have a material adverse effect on our liquidity and operations. Accordingly, management believes that the presentation of Consolidated Adjusted EBITDA will provide investors with information needed to assess our ability to continue to have access to funds as necessary. The following table presents a reconciliation of net income to EBITDA and Consolidated Adjusted EBITDA. Other companies may calculate similar titled measures differently than we do.

	Three Months Ended
	March 31,
	2006	2005
Net income	$5,459	$1,813
Interest expense	9,670	9,883
Provision for income taxes	674	778
Depreciation and amortization	1,455	1,767

EBITDA	17,258	14,241

Loan and Security Agreement adjustments:
Restructuring and other charges (credits), net	(10)	66
Interest income	(20)	(30)
Discontinued operations, net of taxes	—	2,800
Gain on extinguishment of debt	—	(1,589)
Other miscellaneous, net	6	22

Consolidated Adjusted EBITDA	$17,234	$15,510

New Accounting Pronouncements
See Note 1 – Accounting Policies, Recent Accounting Pronouncements, of the notes to the consolidated financial statements.
Critical Accounting Policies and Estimates
For a discussion of the Company’s critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K. During the three months ended March 31, 2006, there were no significant new critical accounting policies or significant changes in estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See our 2005 Annual Report on Form 10-K (Item 7A). As of March 31, 2006, there has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that Penton’s disclosure controls and procedures were effective as of March 31, 2006 to ensure that material information relating to Penton would be made known to them by others within Penton, particularly during the period in which this Form 10-Q was being prepared. During the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Part II — OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description of Document
10.1	Form of Series M Preferred Stock Agreement. (filed as Exhibit 10.1 to the Company’s Form 8-k on March 10, 2006, and incorporated herein by reference).

31.1	Principal executive officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal financial officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penton Media, Inc. (Registrant)

By:	/s/ PRESTON L. VICE

Preston L. Vice
Chief Financial Officer
Date: May 15, 2006

EXHIBIT INDEX

Exhibit No.	Description of Document
10.1	Form of Series M Preferred Stock Agreement. (filed as Exhibit 10.1 to the Company’s Form 8-k on March 10, 2006, and incorporated herein by reference).

31.1	Principal executive officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal financial officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.