Form 10-Q
period 2006-06-30
PENTON MEDIA INC
filed 2006-08-14
CIK 1062441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (August 10, 2006).
Common Stock: 34,508,469 shares

PENTON MEDIA, INC.
Form 10-Q

Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PENTON MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, Dollars in thousands)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,265	$632
Restricted cash	318	299
Accounts receivable, net	28,613	27,471
Inventories	874	1,098
Deferred tax asset	314	314
Prepayments, deposits and other	3,803	2,452

Total current assets	36,187	32,266
Property and equipment, net	8,868	10,401
Goodwill	173,612	173,603
Other intangible assets, net	5,250	5,962
Other non-current assets	3,927	4,937

	$227,844	$227,169

Liabilities and stockholders’ deficit
Current liabilities:
Loan and security agreement revolver	$10,800	$10,200
Accounts payable	4,944	4,557
Accrued compensation and benefits	4,174	5,016
Other accrued expenses	10,695	9,890
Unearned income, principally trade show and conference deposits	20,025	22,702

Total current liabilities	50,638	52,365
Senior secured notes, net of discount	157,276	157,195
Senior subordinated notes, net of discount	153,119	152,956
Accrued pension liability	12,276	12,400
Deferred tax liability	24,009	22,667
Other non-current liabilities	7,243	8,061

Total liabilities	404,561	405,644

Commitments and contingencies (Note 10)

Mandatorily redeemable convertible preferred stock, par value $0.01 per share; 50,000 shares authorized, issued and outstanding; redeemable at $1,000 per share (Note 11)	78,959	74,849

Series M preferred stock, par value $0.01 per share; 150,000 shares authorized, 73,500 and 69,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively (Note 11)	28	18

Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 1,800,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 per share; 155,000,000 shares authorized; 34,508,469 and 34,487,872 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	343	343
Capital in excess of par value	203,352	207,449
Retained deficit	(456,717)	(458,489)
Notes receivable from officers, less reserve of $5,848	—	—
Accumulated other comprehensive loss	(2,682)	(2,645)

	(255,704)	(253,342)

	$227,844	$227,169

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$47,635	$43,814	$101,952	$97,145

Operating expenses:
Editorial, production and circulation	21,196	20,300	40,937	40,670
Selling, general and administrative	18,226	16,698	35,574	34,163
Restructuring and other charges, net	37	186	27	252
Depreciation and amortization	1,476	1,808	2,931	3,575

	40,935	38,992	79,469	78,660

Operating income	6,700	4,822	22,483	18,485

Other income (expense):
Interest expense	(9,721)	(9,865)	(19,391)	(19,748)
Interest income	23	32	43	62
Gain on extinguishment of debt	—	—	—	1,589
Other, net	—	(16)	—	(24)

	(9,698)	(9,849)	(19,348)	(18,121)

Income (loss) from continuing operations before income taxes	(2,998)	(5,027)	3,135	364

Provision for income taxes	689	618	1,363	1,396

Income (loss) from continuing operations	(3,687)	(5,645)	1,772	(1,032)

Discontinued operations:
Loss from discontinued operations, net of taxes (Note 2)	—	(159)	—	(2,959)

Net income (loss)	(3,687)	(5,804)	1,772	(3,991)

Amortization of deemed dividend and accretion of preferred stock	(2,093)	(1,891)	(4,111)	(3,714)

Net loss applicable to common stockholders	$(5,780)	$(7,695)	$(2,339)	$(7,705)

Net loss per common share — basic and diluted: (Note 13)
Loss from continuing operations applicable to common stockholders	$(0.17)	$(0.22)	$(0.07)	$(0.13)
Discontinued operations, net of taxes	—	—	—	(0.09)

Net loss applicable to common stockholders	$(0.17)	$(0.22)	$(0.07)	$(0.22)

Weighted-average number of shares outstanding:
Basic and diluted	34,495	34,489	34,501	34,490

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005

Net cash provided by (used for) operating activities	$1,694	$(6,242)

Cash flows from investing activities:
Capital expenditures	(391)	(463)
Cash paid for acquisitions	(250)	(375)
Increase in restricted cash	(19)	(236)
Net proceeds from sale of properties	—	4,073

Net cash provided by (used for) investing activities	(660)	2,999

Cash flows from financing activities:
Repurchase of senior subordinated notes	—	(3,795)
Repayment of loan and security agreement revolver, net	600	1,200
Decrease in cash overdraft balance	(56)	(213)

Net cash provided by (used for) financing activities	544	(2,808)

Effect of exchange rate changes on cash	55	66

Net increase (decrease) in cash and cash equivalents	1,633	(5,985)
Cash and cash equivalents at beginning of year	632	7,661

Cash and cash equivalents at end of period	$2,265	$1,676

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
Unless otherwise noted herein, disclosures in this Quarterly Report on Form 10-Q relate only to the Company’s continuing operations. The Company’s discontinued operations consist of Penton Media Europe (“PM Europe”), which was sold in April 2005 (See Note 2 — Acquisitions and Disposals).
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
Reclassifications
The Company reclassified financing fee amortization for the three and six months ended June 30, 2005 from the depreciation and amortization line on the statements of operations to the interest expense line in order to conform to the 2006 presentation. This reclassification did not change previously reported net income (loss) or stockholders’ deficit.
Restricted Cash
Restricted cash represents deposits related to medical self-insurance requirements and funds that are required to be held in escrow related to the sale of PM Europe. At June 30, 2006 and December 31, 2005, cash balances totaling $0.3 million were subject to such restrictions.
In the fourth quarter of 2005, the Company revised its classification of restricted cash in its consolidated statements of cash flows to present restricted cash as an investing activity. The revised classification has been reflected for the six months ended June 30, 2005 for purposes of consistency.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective in the first quarter of 2007. Penton is currently evaluating the impact of this statement on the Company.
In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and FASB No. 3. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method of reporting a change in

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154, which was adopted by the Company on January 1, 2006, did not have a material effect on the Company’s financial condition, results of operations, or liquidity.
In December 2004, the FASB issued SFAS 123(R), “Share-Based Payments” (“SFAS 123(R)”), which replaces SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires recognition of an expense when a company exchanges its equity instruments for goods or services based on the fair value of the share-based compensation at the grant date. The related expense is recognized over the period in which the share-based compensation vests. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method. The impact of adopting this standard is discussed in Note 12 — Common Stock and Common Stock Award Programs.
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
NOTE 2 — ACQUISITIONS AND DISPOSALS
Acquisitions
During the first six months of 2006, the Company has acquired the assets of two websites for an aggregate purchase price of approximately $0.3 million in cash, with potential contingent consideration of up to $0.5 million based on the achievement of specified revenue targets through 2008. These acquisitions are not considered businesses and therefore the excess of the aggregate purchase price over the fair market value of net assets acquired is classified with other intangible assets on the consolidated balance sheets.
In June 2005, the Company acquired the assets of Kosher World Conference & Expo (“Kosher World”) from Shows International for nearly $0.4 million in cash. Kosher World, which was launched three years ago, is a retail-based event serving the kosher market, with emphasis on bringing kosher food products marketers together with buyers from the mass-market grocery channel.
Disposals
In April 2005, the Company completed the sale of 90% of its PM Europe operation, for approximately $4.4 million in cash, with no gain or loss recognized on disposal. PM Europe was part of our former International segment. The results of PM Europe are reported as discontinued operations for all periods presented. The Company’s 10% interest that remains is being accounted for using the cost method, as the Company does not exercise significant influence. This 10% investment has been reported within other non-current assets on the accompanying consolidated balance sheets.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Revenues and net loss from discontinued operations, net of taxes, are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Revenues	$95	$654

Discontinued operations:
Loss from operations of discontinued component	$(159)	$(2,959)
Gain (loss) on disposal	—	—
Income tax provision	—	—

Loss from discontinued operations, net of taxes	$(159)	$(2,959)

NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable consists of the following at June 30, 2006 and December 31, 2005, respectively, (in thousands):

	June 30,	December 31,
	2006	2005

Trade	$31,174	$28,747
Employee	26	36

Other	5	1,010

	31,205	29,793
Less: Allowance for doubtful accounts	(2,592)	(2,322)

	$28,613	$27,471

NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following at June 30, 2006 and December 31, 2005, respectively, (in thousands):

	June 30,	December 31,
	2006	2005

Leasehold improvements	$8,350	$8,348
Furniture and fixtures	9,496	9,480
Computer hardware and software	23,079	23,151
Web site development costs	3,225	3,106
Other	509	308

	44,659	44,393
Less: Accumulated depreciation	(35,791)	(33,992)

	$8,868	$10,401

Depreciation expense was $2.0 million and $2.7 million for the six months ended June 30, 2006 and 2005, respectively.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 — GOODWILL AND OTHER INTANGIBLES
Changes in the carrying amount of goodwill for the six months ended June 30, 2006, by operating segment, are as follows (in thousands):

	Balance at		Balance at
	December 31,		June 30,
	2005	Activity (1)	2006

Industry	$23,519	$—	$23,519
Technology	39,233	9	39,242
Retail	25,865	—	25,865
Lifestyle	84,986	—	84,986

Total	$173,603	$9	$173,612

(1)	Activity represents adjustments related to MSD2D, which was acquired in August 2005.
As a result of PM Europe being classified as held for sale at March 31, 2005, the Company performed a SFAS 142, “Goodwill and Other Intangible Assets” analysis, which resulted in an impairment charge of approximately $1.4 million for the six months ended June 30, 2005. In addition, at March 31, 2005, the Company also performed a SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) impairment analysis of long-lived assets at March 31, 2005 for PM Europe, which resulted in an impairment charge of approximately $0.4 million. These impairment charges are included as part of discontinued operations in the consolidated statements of operations.
NOTE 6 — OTHER ACCRUED EXPENSES
Other accrued expenses consists of the following at June 30, 2006 and December 31, 2005, respectively, (in thousands):

	June 30,	December 31,
	2006	2005

Accrued restructuring costs — short term	$1,384	$1,159
Accrued interest	5,488	5,414
Accrued taxes	269	329
Accrued other	3,554	2,988

	$10,695	$9,890

NOTE 7 — DEBT
The Company’s 11-7/8% senior secured notes (“Secured Notes”) mature in October 2007 and its Loan and Security Agreement expires in August 2007. After October 1, 2006, the Company is permitted to redeem the Secured Notes, in whole or in part, at a redemption price of 100% of the principal amount. Currently, the Company must pay a premium to redeem the Secured Notes. As discussed in Note 18 — Subsequent Events, the Company announced that it has retained Credit Suisse Securities (USA) LLC as its exclusive financial advisor to assist in exploring various strategic alternatives, including the possible sale of the Company. In the event of a change of control, each holder of our notes has the right to require the Company to repurchase all or any part of such holders’ notes at a cash price equal to 101% of the principal amount thereof.
Loan and Security Agreement
At June 30, 2006, $40.0 million was available under the Company’s Loan and Security Agreement, of which $10.8 million was outstanding and $1.0 million is reserved for outstanding letters of credit related to leased facilities. Pursuant to the terms of the Loan and Security Agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.0x the Company’s last twelve months adjusted EBITDA; (iii) 40% of the Company’s last six months of revenues; or (iv) 25% of the Company’s enterprise value, as determined annually by a third party. The Loan and Security Agreement revolver bears interest at Prime plus 3.0%, or at the Company’s option, LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. At June 30, 2006 the

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
weighted average rate on the outstanding balance was 10.4%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months adjusted EBITDA to 2.0x. The Loan and Security Agreement expires in August 2007.
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
Senior Secured Notes
At June 30, 2006, the Company has $157.5 million of Secured Notes due in October 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally guaranteed on a senior basis by all of the assets of Penton’s domestic subsidiaries, which are 100% owned by the Company, and also by the stock of certain subsidiaries. Condensed consolidating financial information is presented in Note 17 — Guarantor and Non-guarantor Subsidiaries. Penton may redeem the Secured Notes, in whole or in part through October 1, 2006 at a redemption price of 105.9375% and thereafter at 100.0% of the principal amount together with accrued and unpaid interest.
Senior Subordinated Notes
At June 30, 2006, the Company has $155.3 million of 10-3/8% senior subordinated notes (the “Subordinated Notes”) that are due in June 2011. Interest is payable on the Subordinated Notes semiannually on June 15 and December 15. The Subordinated Notes are fully and unconditionally, jointly and severally guaranteed, on a senior subordinated basis, by the assets of Penton’s domestic subsidiaries, which are 100% owned by the Company. Condensed consolidating financial information is presented in Note 17 — Guarantor and Non-guarantor Subsidiaries. The notes may be redeemed in whole or in part on or after June 15, 2006 at a premium of 105.188%, which reduces annually to 100.0% after June 15, 2009.
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
NOTE 8 — INCOME TAXES
The effective tax rates for the three months ended June 30, 2006 and 2005 were a provision of 23.0% and 12.3%, respectively. The higher effective tax rate for the three months ended June 30, 2006 compared to June 30, 2005 is primarily due to deferred tax liabilities on indefinite life intangibles being included in the tax provision as a fixed amount while the income from continuing operations changed between periods.
The effective tax rates for the six months ended June 30, 2006 and 2005 were a provision of 43.5% and 383.5%, respectively. The lower effective tax rate for the six months ended June 30, 2006 compared to June 30, 2005 is primarily due to deferred tax liabilities on indefinite life intangibles being included in the tax provision as a fixed amount while the income from continuing operations changed between periods.
The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). At June 30, 2006 and December 31, 2005, the Company maintained a full valuation allowance for its net deferred tax assets and net operating loss carryforwards, excluding the deferred tax liability related to indefinite life intangibles.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9 — EMPLOYEE BENEFIT PLANS
Retirement and Savings Plan
The Penton Retirement and Savings Plan (the “RSP”) is a 401(k) contribution plan that covers substantially all domestic employees of the Company. The RSP permits participants to defer up to 25% of their annual compensation. The Company makes quarterly contributions to eligible employees who are employed on the last day of each quarter equal to 3% of the employee’s annual compensation. The Company’s contributions become fully vested once the employee completes five years of service. During the first six months of 2006, the Company has made cash contributions to the RSP of $0.8 million.
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
The following table summarizes the components of our defined benefit pension expense (benefit) for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest cost	$673	$599	$1,318	$1,231
Expected return on plan assets	(715)	(777)	(1,442)	(1,492)

Net periodic benefit cost (benefit)	$(42)	$(178)	$(124)	$(261)

The following table summarizes the components of our SERP pension expense for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest cost	$7	$7	$14	$13

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Leases
During 2006, the Company signed several non-cancelable event-licensing agreements related to space for future trade shows. Following is a schedule of approximate annual future minimum rental payments required under these agreements that have non-cancelable lease terms in excess of one year as of June 30, 2006 (in thousands).

June 30,
2006

2007	$391
2008	617
2009	638
2010	531
2011	—

Total	$2,177

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
Tax Matters
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes will be due. If management ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company also recognizes tax benefits to the extent that it is probable that its position will be sustained when challenged by the taxing authorities. As of June 30, 2006 and December 31, 2005, the Company had not recognized tax benefits of approximately $1.4 million, relating to various state tax positions. Should the ultimate outcome be unfavorable, the Company may be required to pay the amount currently accrued.
NOTE 11 — PREFERRED STOCK
Series C Preferred Stock
At June 30, 2006, an event of non-compliance continues to exist under our Series C Convertible Preferred (“Series C Preferred”) because the Company’s leverage ratio of 8.98 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. As a result of this event of non-compliance, the 5% per annum dividend rate on the Series C Preferred has increased to the current maximum rate of 10% per annum. The dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5.
The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company’s outstanding notes or the Loan and Security Agreement. As such, there is no acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences have not resulted in any cash outflow from the Company.
The conversion price of the Series C Preferred at June 30, 2006 is $7.61.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Under the conversion terms of the Series C Preferred, each holder has a right to convert dividends into additional shares of common stock. At June 30, 2006, no dividends have been declared. However, in light of each holder’s conversion right and considering the increase in the dividend rate, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). For the six months ended June 30, 2006, $4.1 million has been reported as an increase in the carrying value of the Series C Preferred and a charge to capital in excess of par value in light of the stockholders’ deficit.
If the Company had been sold on June 30, 2006, proceeds from the sale would generally be required to repay: (i) the outstanding balance due under the Loan and Security Agreement of $10.8 million, (ii) the outstanding balance due to the bondholders of $315.9 million, and (iii) an amount due to the preferred stockholders, including the Series M Preferred holders (discussed below), before the common stockholders would receive any amounts for their common shares (see Note 18 — Subsequent Events). At June 30, 2006, the preferred holders would have been entitled to receive approximately $193.6 million, but this amount could change significantly in the future under certain circumstances. Common stockholders are urged to read the terms of the Series C Preferred stock agreement and the Allocation Agreement dated July 11, 2006, carefully.
Series M Preferred Stock
At June 30, 2006, 73,500 shares of Series M Preferred are outstanding. During the six months ended June 30, 2006, 4,500 shares were issued to four executives. The Series M Preferred is classified in the mezzanine section of the balance sheet because redemption is outside the control of the Company. Compensation associated with the Series M Preferred is based upon its fair value on the date of grant and was immaterial for the six months ended June 30, 2006 and 2005.
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
NOTE 12 — COMMON STOCK AND COMMON STOCK AWARD PROGRAMS
Equity and Performance Incentive Plan
On January 1, 2006, the Company adopted the provisions of SFAS 123(R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB 25, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company adopted SFAS 123(R) using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.
Penton has stock-based compensation plans available to grant non-qualified stock options, incentive stock options, stock appreciation rights, deferred shares, restricted units and restricted stock to key employees. The only awards outstanding under our stock-based compensation plans on January 1, 2006 were non-qualified stock options. According to the plan, the exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. Options granted under the plan generally vest equally over three years from the date of grant and expire after ten years.
On December 7, 2005, the Company’s Board of Directors accelerated the vesting of all outstanding, unvested stock options. The decision to accelerate the vesting of these options was made primarily to eliminate any accounting charge upon the adoption of SFAS 123(R). Consequently, on January 1, 2006, Penton has no unvested options. In addition, no options were granted in 2005 or in 2006.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The adoption of SFAS 123(R) had no impact on income from continuing operations before income taxes, income tax expense, net income (loss), earnings per share, the consolidated balance sheets, or the condensed consolidated statements of cash flows as no compensation expense was recorded, nor were any options granted or exercised. At June 30, 2006, the Company has no unrecognized compensation costs under its equity and performance incentive plans.
Under APB 25, there was no compensation costs recognized for our unvested non-qualified stock options at June 30, 2005 as all options granted had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS 123 for the six months ended June 30, 2005 (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net loss applicable to common stockholders:
As reported	$(7,695)	$(7,705)
Add: Stock-based employee compensation expense included in net loss applicable to common stockholders, net of related tax effects	—	2
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(7)	(18)

Pro forma net loss applicable to common stockholders	$(7,702)	$(7,721)

Basic and diluted earnings per share:
As reported	$(0.22)	$(0.22)
Pro forma	$(0.22)	$(0.22)
The following table presents a summary of Penton’s stock option activity and related information for the six months ended June 30, 2006 (in thousands, except per share amounts):

	Number of Options		Weighted-Average	Aggregate
	Employees	Directors	Exercise Price	Intrinsic Value

Outstanding and exercisable at December 31, 2005	1,080	163	$6.08
Granted	—	—	—
Exercised	(20)	—	$0.37
Canceled	(56)	—	$4.93

Outstanding and exercisable at June 30, 2006	1,004	163	$6.23	$—
The following table summarizes information for stock options outstanding and exercisable at June 30, 2006 (in thousands, except number of years and per share amounts):

Options Outstanding and Exercisable
		Weighted-average	Weighted-
	Number	remaining	average
Range of	of	contractual	exercise
exercise prices	options	life	price

$27.75 - 28.375	36	4.1 years	$28.10
$16.225 - 24.29	193	3.1 years	$20.11
$ 6.89 - 6.89	294	5.4 years	$6.89
$ 0.90 - 0.90	249	7.6 years	$0.90
$ 0.37 - 0.37	395	5.7 years	$0.37

Total	1,167	5.6 years	$6.23

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Executive Loan Program
On each of June 30, 2006 and December 31, 2005, the outstanding loan balance due under the Company’s Executive Loan Program was approximately $5.8 million. The loan balance is fully reserved for and is classified in the stockholders’ deficit section of the consolidated balance sheets as notes receivable from officers.
Management Stock Purchase Plan
During 2006, 847 shares of the Company’s common stock were issued under this plan. At June 30, 2006, there are no restricted stock units that remain outstanding.
NOTE 13 — EARNINGS PER SHARE
Earnings per share have been computed pursuant to the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Computations of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net loss applicable to common stockholders	$(5,780)	$(7,695)	$(2,339)	$(7,705)

Number of shares:
Weighted average shares outstanding — basic and diluted	34,495	34,489	34,501	34,490

Per share amount:
Loss applicable to common stockholders — basic and diluted	$(0.17)	$(0.22)	$(0.07)	$(0.22)

Our Series C Preferred are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the Series C Preferred as if the Series C Preferred had been converted into common stock. Emerging Issues Task Force (“EITF”) Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement 128, Earnings Per Share” (“EITF 03-6”) requires that participating securities included in the scope of EITF 03-6 be included in the computation of basic earnings per share if the effect of inclusion is dilutive. To the extent not included in basic earnings per share, the Series C Preferred is considered in the diluted earnings per share calculation under the “if-converted” method. At June 30, 2006 and 2005, redeemable preferred stock were excluded from the calculation of basic earnings per share, as the results were anti-dilutive.
For the three and six months ended June 30, 2006, 1,167,025 stock options, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive.
For the three and six months ended June 30, 2005, 1,136,525 stock options, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net income (loss) plus the results of certain stockholders’ equity changes not reflected in the consolidated statements of operations. The after-tax component of comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income (loss)	$(3,687)	$(5,804)	$1,772	$(3,991)
Cumulative translation adjustment related to sale of business	—	1,244	—	1,244
Change in accumulated translation adjustment	(20)	57	(37)	(35)

Total comprehensive income (loss)	$(3,707)	$(4,503)	$1,735	$(2,782)

NOTE 15 — RESTRUCTURING CHARGES
Penton has implemented restructuring actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs. These cost reduction initiatives included workforce reductions, the consolidation and closure of over 30 facilities, and the cancellation of various contracts.
The following table shows the reconciliation of the restructuring liability balance between periods (in thousands):

	Employee
	Separation	Facility
	Costs	Closing Costs	Total

Accrual at December 31, 2005	$25	$5,998	$6,023
Adjustments	—	6	6
Cash payments	(4)	(745)	(749)

Accrual at June 30, 2006	$21	$5,259	$5,280

Management expects to make cash restructuring payments during the remainder of 2006 of approximately $0.7 million for facility lease obligations. The balance of employee separation costs will be paid in the first quarter of 2007, and the balance of facility costs are expected to be paid through the end of their respective lease terms, which extend through 2013.
Amounts due within one year of approximately $1.4 million and $1.2 million at June 30, 2006 and December 31, 2005, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $3.9 million and $4.8 million at June 30, 2006 and December 31, 2005, respectively, are included in other non-current liabilities on the consolidated balance sheets.
Restructuring charges, including adjustments, for the three and six months ended June 30, 2006 and 2005 are as follows, by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Industry	$5	$260	$11	$309
Technology	(13)	(7)	(21)	(18)
Lifestyle	—	(65)	—	(65)
Corporate	45	(2)	37	26

	$37	$186	$27	$252

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
Hospitality
The executive management team evaluates performance of each segment based on its revenues and adjusted segment EBITDA. As such, in the analysis that follows, the Company uses adjusted segment EBITDA, which is defined as net income (loss) before interest, taxes, depreciation and amortization, non-cash compensation, restructuring charges, gain on extinguishment of debt, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. Assets are not allocated to segments and as such have not been presented.
Summary information by segment for the three months ended June 30, 2006 and 2005, adjusted for discontinued operations, is as follows (in thousands):

	Revenues		Adjusted Segment EBITDA
	2006	2005	2006	2005

Industry	$20,806	$20,038	$7,082	$6,284
Technology	17,188	15,251	4,326	3,437
Lifestyle	3,193	2,918	(954)	(1,137)
Retail	6,448	5,607	2,479	1,897

Total	$47,635	$43,814	$12,933	$10,481

Summary information by segment for the six months ended June 30, 2006 and 2005, adjusted for discontinued operations, is as follows (in thousands):

	Revenues		Adjusted Segment EBITDA
	2006	2005	2006	2005

Industry	$38,327	$37,453	$12,164	$11,203
Technology	29,527	28,577	6,768	5,668
Lifestyle	23,169	20,836	12,233	10,658
Retail	10,929	10,279	3,558	3,142

Total	$101,952	$97,145	$34,723	$30,671

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Segment revenues, all of which are realized from external customers, equal Penton’s consolidated revenues. The following is a reconciliation of Penton’s total adjusted segment EBITDA to consolidated income (loss) from continuing operations before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Total adjusted segment EBITDA	$12,933	$10,481	$34,723	$30,671
General and administrative costs	(4,714)	(3,662)	(9,270)	(8,342)
Depreciation and amortization	(1,476)	(1,808)	(2,931)	(3,575)
Restructuring and other charges	(37)	(186)	(27)	(252)
Non-cash compensation	(6)	(3)	(12)	(17)
Interest expense	(9,721)	(9,865)	(19,391)	(19,748)
Interest income	23	32	43	62
Gain on extinguishment of debt	—	—	—	1,589
Other, net	—	(16)	—	(24)

Income (loss) from continuing operations before income taxes	$(2,998)	$(5,027)	$3,135	$364

NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
The Company’s Subordinated Notes issued in June 2001 and Secured Notes issued in March 2002 are fully and unconditionally, jointly and severally guaranteed by the assets of Penton’s domestic subsidiaries, which are 100% owned by the Company, and also by the stock of certain subsidiaries.
The following schedules set forth condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, and condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005. In the following schedules, “Parent” refers to Penton Media, Inc., “Guarantor Subsidiaries” refers to Penton’s wholly owned domestic subsidiaries, and “Non-guarantor Subsidiaries” refers to Penton’s foreign subsidiaries. “Eliminations” represent the adjustments necessary to eliminate the investments in Penton’s subsidiaries.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATIED BALANCE SHEETS
At June 30, 2006

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Assets
Current assets:
Cash and cash equivalents	$1,297	$248	$720	$—	$2,265
Restricted cash	318	—	—	—	318
Accounts receivable, net	24,007	3,638	968	—	28,613
Inventories	673	196	5	—	874
Deferred tax assets	402	(88)	—	—	314
Prepayments, deposits and other	3,480	214	109	—	3,803

Total current assets	30,177	4,208	1,802	—	36,187

Property and equipment, net	7,665	1,126	77	—	8,868
Goodwill	136,689	36,923	—	—	173,612
Other intangible assets, net	3,993	1,257	—	—	5,250
Other non-current assets	3,782	138	7	—	3,927
Investments in subsidiaries	(250,074)	—	—	250,074	—

	$(67,768)	$43,652	$1,886	$250,074	$227,844

Liabilities and stockholders’ deficit
Current liabilities:
Loan and security agreement revolver	$10,800	$—	$—	$—	$10,800
Accounts payable and accrued expenses	13,866	1,295	478	—	15,639
Accrued compensation and benefits	3,544	602	28	—	4,174
Unearned income	15,818	2,732	1,475	—	20,025

Total current liabilities	44,028	4,629	1,981	—	50,638

Senior secured notes, net of discount	80,211	77,065	—	—	157,276
Senior subordinated notes, net of discount	78,091	75,028	—	—	153,119
Accrued pension liability	12,276	—	—	—	12,276
Deferred tax liability	23,145	864	—	—	24,009
Intercompany advances	(134,541)	97,588	36,953	—	—
Other non-current liabilities	5,739	1,504	—	—	7,243

Total liabilities	108,949	256,678	38,934	—	404,561

Commitments and contingencies

Mandatorily redeemable convertible preferred stock	78,959	—	—	—	78,959

Series M preferred stock	28	—	—	—	28

Stockholders’ deficit:
Common stock and capital in excess of par value	203,695	202,443	16,566	(219,009)	203,695
Retained deficit	(456,717)	(415,424)	(53,291)	468,715	(456,717)
Notes receivable from officers, less reserve of $5,848	—	—	—	—	—
Accumulated other comprehensive income (loss)	(2,682)	(45)	(323)	368	(2,682)

	(255,704)	(213,026)	(37,048)	250,074	(255,704)

	$(67,768)	$43,652	$1,886	$250,074	$227,844

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

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2006

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Revenues	$39,746	$7,276	$613	$—	$47,635

Operating expenses:
Editorial, production and circulation	17,564	3,343	289	—	21,196
Selling, general and administrative	13,616	4,196	414	—	18,226
Restructuring and other charges, net	50	(13)	—	—	37
Depreciation and amortization	1,090	372	14	—	1,476

	32,320	7,898	717	—	40,935

Operating income (loss)	7,426	(622)	(104)	—	6,700

Other income (expense):
Interest expense	(5,587)	(4,103)	(31)	—	(9,721)
Interest income	23	—	—	—	23
Equity in losses of subsidiaries	(4,860)	—	—	4,860	—

	(10,424)	(4,103)	(31)	4,860	(9,698)

Income (loss) from continuing operations before income taxes	(2,998)	(4,725)	(135)	4,860	(2,998)

Provision for income taxes	689	—	—	—	689

Net income (loss)	$(3,687)	$(4,725)	$(135)	$4,860	$(3,687)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2005

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Revenues	$34,621	$8,163	$1,030	$—	$43,814

Operating expenses:
Editorial, production and circulation	16,147	3,820	333	—	20,300
Selling, general and administrative	13,837	2,361	500	—	16,698
Restructuring and other charges, net	193	(7)	—	—	186
Depreciation and amortization	1,431	358	19	—	1,808

	31,608	6,532	852	—	38,992

Operating income	3,013	1,631	178	—	4,822

Other income (expense):
Interest expense	(5,268)	(4,578)	(19)	—	(9,865)
Interest income	32	—	—	—	32
Equity in losses of subsidiaries	(2,956)	—	—	2,956	—
Other, net	(2)	—	(14)	—	(16)

	(8,194)	(4,578)	(33)	2,956	(9,849)

Income (loss) from continuing operations before income taxes	(5,181)	(2,947)	145	2,956	(5,027)

Provision for income taxes	623	(5)	—	—	618

Income (loss) from continuing operations	(5,804)	(2,942)	145	2,956	(5,645)

Loss from discontinued operations, net of taxes	—	—	(159)	—	(159)

Net income (loss)	$(5,804)	$(2,942)	$(14)	$2,956	$(5,804)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2006

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Revenues	$87,097	$13,813	$1,042	$—	$101,952

Operating expenses:
Editorial, production and circulation	33,943	6,498	496	—	40,937
Selling, general and administrative	27,149	7,718	707	—	35,574
Restructuring and other charges, net	48	(21)	—	—	27
Depreciation and amortization	2,186	717	28	—	2,931

	63,326	14,912	1,231	—	79,469

Operating income	23,771	(1,099)	(189)	—	22,483

Other income (expense):
Interest expense	(11,102)	(8,232)	(57)	—	(19,391)
Interest income	43	—	—	—	43
Equity in losses of subsidiaries	(9,564)	—	—	9,564	—

	(20,623)	(8,232)	(57)	9,564	(19,348)

Income (loss) from continuing operations before income taxes	3,148	(9,331)	(246)	9,564	3,135

Provision for income taxes	1,376	—	(13)	—	1,363

Net income (loss)	$1,772	$(9,331)	$(233)	$9,564	$1,772

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2005

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Revenues	$81,650	$14,266	$1,229	$—	$97,145

Operating expenses:
Editorial, production and circulation	33,138	7,165	367	—	40,670
Selling, general and administrative	29,282	4,176	705	—	34,163
Restructuring and other charges, net	270	(18)	—	—	252
Depreciation and amortization	2,821	715	39	—	3,575

	65,511	12,038	1,111	—	78,660

Operating income	16,139	2,228	118	—	18,485

Other income (expense):
Interest expense	(10,523)	(9,148)	(77)	—	(19,748)
Interest income	62	—	—	—	62
Equity in losses of subsidiaries	(9,849)	—	—	9,849	—
Gain on extinguishment of debt	1,589	—	—	—	1,589
Other, net	(10)	—	(14)	—	(24)

	(18,731)	(9,148)	(91)	9,849	(18,121)

Income (loss) from continuing operations before income taxes	(2,592)	(6,920)	27	9,849	364

Provision for income taxes	1,399	(3)	—	—	1,396

Income (loss) from continuing operations	(3,991)	(6,917)	27	9,849	(1,032)

Loss from discontinued operations, net of taxes	—	—	(2,959)	—	(2,959)

Net income (loss)	$(3,991)	$(6,917)	$(2,932)	$9,849	$(3,991)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the Six Months Ended June 30, 2006

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Net cash provided by operating activities	$1,010	$243	$441	$—	$1,694

Cash flows from investing activities:
Capital expenditures	(330)	(53)	(8)	—	(391)
Cash paid for acquisitions	(250)	—	—	—	(250)
Increase in restricted cash	(19)	—	—	—	(19)

Net cash used for investing activities	(599)	(53)	(8)	—	(660)

Cash flows from financing activities:
Repayment of loan and security agreement revolver, net	600	—	—	—	600
Decrease in cash overdraft balance	(55)	—	(1)	—	(56)

Net cash provided by (used for) financing activities	545	—	(1)	—	544

Effect of exchange rate changes on cash	55	—	—	—	55

Net increase (decrease) in cash and cash equivalents	1,011	190	432	—	1,633
Cash and cash equivalents at beginning of year	286	58	288	—	632

Cash and cash equivalents at end of period	$1,297	$248	$720	$—	$2,265

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the Six Months Ended June 30, 2005

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Net cash provided by (used for) operating activities	$(5,710)	$218	$(750)	$—	$(6,242)

Cash flows from investing activities:
Capital expenditures	(379)	(67)	(17)	—	(463)
Cash paid for acquisitions	(375)	—	—	—	(375)
Increase in restricted cash	(236)	—	—	—	(236)
Net proceeds from sale of properties	4,073	—	—	—	4,073

Net cash provided by (used for) investing activities	3,083	(67)	(17)	—	2,999

Cash flows from financing activities:
Repurchase of senior subordinated notes	(3,795)	—	—	—	(3,795)
Proceeds from loan and security agreement revolver, net	1,200	—	—	—	1,200
Decrease in cash overdraft balance	(318)	(23)	128	—	(213)

Net cash provided by (used for) financing activities	(2,913)	(23)	128	—	(2,808)

Effect of exchange rate changes on cash	66	—	—	—	66

Net increase (decrease) in cash and cash equivalents	(5,474)	128	(639)	—	(5,985)
Cash and cash equivalents at beginning of year	5,991	73	1,597	—	7,661

Cash and cash equivalents at end of period	$517	$201	$958	$—	$1,676

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 18 — SUBSEQUENT EVENTS
Strategic Alternatives
On July 6, 2006, the Company announced that it has retained Credit Suisse Securities (USA) LLC as its exclusive financial advisor to assist in exploring various strategic alternatives, including the possible sale of the Company. The Board has determined to explore strategic alternatives, including a possible sale of the Company, as a way to maximize value for its stockholders.
In connection with a possible sale of the Company, a special committee of the Board has been formed to represent the interests of holders of the Company’s common stock exclusively and retained Allen & Company LLC as its financial advisor to assist in this effort. On the special committee’s recommendation, the Company and representatives of the holders of the Company’s outstanding Series C Preferred stock have entered into an agreement with respect to the allocation of any transaction consideration between the holders of Series C Preferred stock and the common stockholders, in order to resolve any allocation issues in advance of any potential sale process.
The allocation agreement sets forth the agreement of the Series C Preferred holders to an allocation of net proceeds available for distribution to the Series C Preferred holders and the holders of the Company’s common stock in the event of a sale of the Company, notwithstanding that the terms of the Series C Preferred stock (See Note 11 — Preferred Stock) may otherwise entitle the Series C Preferred holders to a greater portion of the proceeds. The net proceeds of a sale that would be available for such allocation would be the total transaction proceeds after deducting transaction fees and expenses, amounts required to satisfy the Company’s indebtedness to be repaid on consummation of the sale and amounts distributable to the holders of the Series M Preferred stock. The outstanding Series M Preferred stock is held by current and former members of management.
The allocation agreement provides for the allocation to the holders of common stock of 12.75% of the first $135.0 million of net proceeds (with a minimum allocation to the common stock of at least $14.0 million), 15% of any additional net proceeds up to $145.0 million, 25% of any additional net proceeds up to $185.0 million and 20% of any additional net proceeds over $185.0 million.
In the allocation agreement, the Series C Preferred holders have agreed to vote in favor of, and to provide certain other consents and waivers to facilitate, a sale transaction entered into by the Company that yields net cash proceeds to the holders of common stock and Series C Preferred stock of $105.0 million or more and that is approved by a majority of the Series C Preferred holders. The allocation agreement provides the Series C Preferred holders with a consent right, by majority vote, in order for the allocations described above to apply to a sale where the aggregate net cash proceeds to the holders of common stock and Series C Preferred stock are less than $105.0 million.
The allocation agreement does not obligate the Company to pursue a sale of the Company or to present any particular offer to the stockholders. Any transaction would be subject to various conditions, including the receipt of any stockholder approvals that may be required to consummate a sale. The allocation agreement provides that it may be terminated by the Series C Preferred holders or by the Company if an agreement for a sale of the Company has not been signed on or before February 1, 2007.
Senior Managers — Sale Bonuses
On July 19, 2006, the Board of Directors of Penton approved an arrangement to compensate five senior managers of the Company with bonuses, in the event of a sale of the Corporation (which may include a sale of a controlling interest). The Board of Directors approved the arrangement at the recommendation of the Company’s Compensation Committee.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Upon any such sale, David Nussbaum will receive a cash bonus of $400,000. The other four senior managers will each receive a variable cash bonus based on the sale proceeds distributable to holders of the Company’s Series C Preferred stock and common stock (“Equity Proceeds”) as outlined in the following bonus schedule:

Equity Proceeds from Sale of Company	Sale Bonus

Less than $135.0 million	$25,000
$135.0 million or more but less than $145.0 million	$50,000
$145.0 million or more but less than $185.0 million	$100,000
$185.0 million or greater	$150,000
Acquisition
On July 11, 2006, the Company acquired the assets of Web-EE for $0.1 million in cash and contingent consideration of $1,500 per month for 36 months if the Website generates at least 100,000 page views per month. The maximum earnout cannot exceed $0.05 million. Web-EE offers schematics, project and tutorial content, and components application notes for electronic design engineers. The Website will be integrated with Penton’s Electronics group.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future results. Penton considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. Although Penton believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. A number of important factors could cause Penton’s results to differ materially from those indicated by such forward-looking statements, including, among other factors:
•	our exploration of strategic alternatives may create uncertainties that could affect our business;

•	fluctuations in advertising revenue with general economic cycles;

•	economic uncertainty exacerbated by potential terrorist attacks on the United States, the impact of U.S. military and political engagement in Iraq, and other geopolitical events;

•	the performance of our natural products industry trade shows;

•	the seasonality of revenues from trade shows and conferences;

•	our ability to launch new products that fit strategically with and add value to our business;

•	our ability to penetrate new markets internationally;

•	increases in paper and postage costs;

•	the effectiveness of our cost-saving efforts;

•	the infringement or invalidation of Penton’s intellectual property rights;

•	pending litigation;

•	government regulation;

•	competition; and

•	technological changes.
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
We have four segments: Industry, Technology, Lifestyle and Retail, which are structured along industry lines, and enable us to promote our related groups of products to our customers. Our integrated media portfolios serve the following markets: design/engineering, government/compliance, manufacturing, mechanical systems/construction, aviation, business technology, enterprise information technology, electronics, natural products, hospitality, and food/retail.
Unless otherwise noted, disclosures herein relate only to our continuing operations. Our discontinued operations consist of Penton Media Europe (“PM Europe”), which was substantially sold in April 2005.
In the first half of 2006, we recorded net income of $1.8 million compared with a net loss of $4.0 million in the comparable period of 2005. First half 2005 net loss includes a gain of $1.6 million from the repurchase of bonds in February 2005 and a loss of $3.0 million from discontinued operations. In addition, in the first half of 2006 our total adjusted segment EBITDA was $34.7 million, an increase of $4.1 million from $30.7 million in the first half of 2005. See “Results of Operations — Segments” for additional information.
Strategic Alternatives
On July 6, 2006, the Company announced that it has retained Credit Suisse Securities (USA) LLC as its exclusive financial advisor to assist it in exploring various strategic alternatives, including the possible sale of the Company. The Board decided to explore strategic alternatives, including a possible sale of the Company, as a way to maximize value for its stockholders.
In connection with the possible sale of the Company, a special committee of the Board was formed to represent the interests of holders of the Company’s common stock. The special committee retained Allen & Company LLC as its financial advisor to assist in this effort. On the special committee’s recommendation, the Company and representatives of the holders of the Company’s outstanding Series C Preferred stock have entered into an agreement with respect to the allocation of any transaction consideration between the holders of Series C Preferred stock and the common stockholders, in order to resolve any allocation issues in advance of any potential sale process.
The allocation agreement sets forth the agreement of the Series C Preferred holders to an allocation of net proceeds available for distribution to the Series C Preferred holders and the holders of the Company’s common stock in the event of a sale of the Company, notwithstanding that the terms of the Series C Preferred stock may otherwise entitle the Series C Preferred holders to a greater portion of the proceeds. The net proceeds of a sale that would be available for such allocation would be the total transaction proceeds after deducting transaction fees and expenses, amounts required to satisfy the Company’s indebtedness to be repaid on consummation of the sale and amounts distributable to the holders of the Series M Preferred stock. The outstanding Series M Preferred stock is held by current and former members of management.
The allocation agreement provides for the allocation to the holders of common stock of 12.75% of the first $135.0 million of net proceeds (with a minimum allocation to the common stock of at least $14.0 million), 15% of any additional net proceeds up to $145.0 million, 25% of any additional net proceeds up to $185.0 million and 20% of any additional net proceeds over $185.0 million.
In the allocation agreement, the Series C Preferred holders have agreed to vote in favor of, and to provide certain other consents and waivers to facilitate, a sale transaction entered into by the Company that yields net cash proceeds to the holders of common stock and Series C Preferred stock of $105.0 million or more and that is approved by a majority of the Series C Preferred holders. The allocation agreement provides the Series C Preferred holders with a consent right, by majority vote, in order for the allocations described above to apply to a sale where the aggregate net cash proceeds to the holders of common stock and Series C Preferred stock are less than $105.0 million.
The allocation agreement does not obligate the Company to pursue a sale of the Company or to present any particular offer to the stockholders. Any transaction would be subject to various conditions, including the receipt of any stockholder approvals that may be required to consummate a sale. The allocation agreement provides that it may be terminated by the Series C Preferred holders or by the Company if an agreement for a sale of the Company has not been signed on or before February 1, 2007.
Senior Managers — Sale Bonuses
On July 19, 2006, the Board of Directors of Penton approved an arrangement to compensate five senior managers of the Company with bonuses, in the event of a sale of the corporation (which may include a sale of a controlling interest). The Board of Directors approved the arrangement at the recommendation of the Company’s compensation committee.

Upon any such sale, David Nussbaum will receive a cash bonus of $400,000. The other four senior managers will each receive a variable cash bonus based on the sale proceeds distributable to holders of the Company’s Series C Preferred stock and common stock (“Equity Proceeds”) as outlined in the following bonus schedule:

Equity Proceeds from Sale of Company	Sale Bonus

Less than $135.0 million	$25,000
$135.0 million or more but less than $145.0 million	$50,000
$145.0 million or more but less than $185.0 million	$100,000
$185.0 million or greater	$150,000
2006 Acquisitions
•	In February 2006, the Company acquired the assets of WeldingWeb.com. WeldingWeb.com is a web site with more than 7,000 registered members and generates more than 220,000 page views monthly. The site has been integrated with our Metalworking group, which is part of our Industry segment.

•	In April 2006, the Company acquired the assets of HVAC-Talk.com, a website with more than 43,000 registered members and generates over 104,000 unique visitors and 2,700,000 page views per month. HVAC-Talk.com has been integrated with Penton’s Contracting Business group, which is part of our Industry segment. The web site adds a key interactive component to the group.

•	In July 2006, the Company acquired the assets of Web-EE. Web-EE offers schematics, project and tutorial content, and components application notes for electronic design engineers. The Website will be integrated with Penton’s Electronics group, which is part of our Technology segment.
A key part of our growth strategy is to continue to expand our eMedia offerings, through acquisitions such as those noted above, through internal product development, and through strategic partnerships.
RESULTS OF OPERATIONS
Revenues
Three-Month Comparison
A summary of revenues by product for the three months ended June 30, 2006 and 2005 is as follows:

	2006	2005	$Change	% Change
	(In thousands)

Publishing	$36,349	$35,456	$893	2.5%
Trade shows & conferences	5,023	3,561	1,462	41.1%
Online media	6,263	4,797	1,466	30.6%

Total revenues	$47,635	$43,814	$3,821	8.7%

The $0.9 million, or 2.5%, increase in publishing revenues was primarily due to a change in mailing dates for four of our monthly magazines. Consequently, the Company recognized additional revenues of approximately $1.3 million in the second quarter of 2006 as compared to the same period of 2005. Two of these issues affected our Industry segment, one affected our Technology segment and one affected our Retail segment. In addition, quarter-on-quarter revenues increased due to MSD2D, which was acquired in August 2005, as well as revenues related to custom print projects, as more customers invest in specialty media products as part of their marketing communications programs. These increases were partially offset by the continued decline in print advertising from our manufacturing and design engineering groups.
The $1.5 million, or 41.1%, increase in trade show and conference revenues between the second quarter of 2006 and the second quarter of 2005 is due to a shift in timing of two of our Tech Conference events and our National Convenience Store Advisory Group (“NCSAG”) spring event from the first quarter of 2005 to the second quarter in 2006. The remainder of the increase was due to the launch of our Exchange Connections and our Sharepoint spring events, both held in Orlando, Florida in April 2006, and the launch of our Connections Europe event held in Nice, France in April 2006. These increases were partially offset by lower roadshow revenues of $0.8 million and no revenues from the Nano Business spring event, which we sold in December 2005.
The $1.5 million, or 30.6%, increase in online media revenues was primarily due to increases of approximately $0.8 million in Web site-related advertising revenues, an increase of nearly $0.4 million in sponsorship revenues, and an increase of $0.3 million in electronic newsletter revenues. These increases are a direct result of managements’ focus on aggressively developing new eMedia products and investing in eMedia staff, technology, infrastructure and training.
Six-Month Comparison
A summary of revenues by product for the six months ended June 30, 2006 and 2005 is as follows:

	2006	2005	$Change	% Change
	(In thousands)

Publishing	$68,159	$68,256	$(97)	(0.1)%
Trade shows & conferences	22,425	20,091	2,334	11.6%
Online media	11,368	8,798	2,570	29.2%

Total revenues	$101,952	$97,145	$4,807	4.9%

The $0.1 million, or 0.1%, decrease in publishing revenues was primarily due to the continued decrease in print advertising from our manufacturing, design engineering and electronic groups as customers in these markets continue to steer more and more of their advertising dollars to online media products. These decreases were partially offset by increased revenues of approximately $1.3 million recognized in 2006 as a result of the change in mailing dates for four of our monthly magazines. Two of these issues affected our Industry segment, one affected our Technology segment and one affected our Retail segment. Revenues also increased due to new custom print projects, as well as revenues from MSD2D, which was acquired in August 2005.
The $2.3 million, or 11.6%, increase in trade show and conference revenues between the first half of 2006 and the first half of 2005 is primarily due to an increase in revenues of $2.0 million from our Natural Products Expo West show. This event, which was held in Anaheim, California in March 2006 posted growth over the 2005 event in total revenues, number of exhibitors, number of booths sold, and number of attendees, with more than 43,000 attendees in 2006. Revenues also increased due to the launch of our Exchange Connections and our Sharepoint spring events, both held in Orlando, Florida in April 2006; the launch of our Connections Europe event held in Nice, France in April 2006; and revenues from our Kosher World event, which was acquired in June 2005. These increases were partially offset by lower roadshow revenues and the absence of our Nano Business sprint event, which was sold in December 2005.
The $2.6 million, or 29.2%, increase in online media revenues was primarily due to increases of approximately $1.4 million in Web site-related advertising revenues, an increase of $0.6 million in sponsorship revenues, and an increase of $0.5 million in electronic newsletter revenues. During the first half of 2006, we produced 166 webcasts, an increase of 42% over the same 2005 period.
Revenue trends within each segment are detailed below in the segment discussion section.
Editorial, Production and Circulation

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
			(In millions)

Editorial, production and circulation	$21.2	$20.3	4.4%	$40.9	$40.7	0.7%
Percent of revenues	44.5%	46.3%		40.2%	41.9%
Our editorial, production and circulation expenses include personnel costs, purchased editorial costs, exhibit hall costs, online media costs, postage charges, circulation qualification costs, and paper costs. The increase of $0.9 million, or 4.4%, in editorial, production and circulation expenses for the three months ended June 30, 2006 compared with the same period of 2005, was primarily due to production costs incurred related to the four additional magazine issues mailed in the quarter;

costs related to our Tech Conference events, which were held in the second quarter of 2006 but in the first quarter of 2005; costs related to the launch of three events in the quarter; and costs related to Kosher World and MSD2D, which were acquired in June and August of 2005, respectively. The increase of $0.3 million, or 0.7%, in editorial, production and circulation expenses for the six months ended June 30, 2006 compared with the same period of 2005 was primarily due to items noted above, offset by lower purchased editorial costs, lower postage costs and lower circulation expenses.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
		June 30,			June 30,
	2006	2005	Change	2006	2005	Change
	(In millions)

Selling, general and administrative	$18.2	$16.7	9.2%	$35.6	$34.2	4.1%
Percent of revenues	38.3%	38.1%		34.9%	35.2%
Our selling, general and administrative (“SG&A”) expenses include personnel costs, independent sales representative commissions, product marketing, and facility costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems, and communications. The increase of $1.5 million, or 9.2% in SG&A expenses for the three months ended June 30, 2006 compared with the same 2005 period and the increase of $1.4 million, or 4.1% for the six months ended June 30, 2006 compared with the same 2005 period, is due primarily to approximately $0.9 million in professional fees the Company has already incurred related to the announcement that the Company is in the process of exploring various strategic alternatives, including the possible sale of the Company. Additional costs for the periods noted above were primarily due to increased health care costs for the three and six months of 2006 compared to the same 2005 periods of $0.4 million and $0.6 million, respectively.
Restructuring and Other Charges, net
The following table summarizes all of the Company’s restructuring activity through June 30, 2006 (in thousands):

	Employee
	Separation	Facility
	Costs	Closing Costs	Total

Accrual at December 31, 2005	$25	$5,998	$6,023
Adjustments	—	6	6
Cash payments	(4)	(745)	(749)

Accrual at June 30, 2006	$21	$5,259	$5,280

We expect to make cash payments through the remainder of 2006 of approximately $0.7 million for facility lease obligations. The balance of severance costs will be paid in 2007, while the balance of facility costs are expected to be paid through the end of their respective lease terms, which extend through 2013.
Amounts due within one year of approximately $1.4 million and $1.2 million at June 30, 2006 and December 31, 2005, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $3.9 million and $4.8 million at June 30, 2006 and December 31, 2005, respectively, are included in other non-current liabilities on the consolidated balance sheets.
In the first quarter of 2005, the Company announced plans to shutdown its Wireless Systems Design magazine, which was part of our Technology segment. The shut down resulted in the termination of eight employees at a cost of approximately $0.2 million. In March 2005, we were able to negotiate the termination of all of our restructured copier leases, which were classified in other exit costs, for approximately $0.1 million less than its original obligation.

Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
	(In millions)

Interest expense	$(9.7)	$(9.9)	(1.5)%	$(19.4)	$(19.7)	(1.8)%
Gain on extinguishment of debt	$—	$—	n/m	$—	$1.6	n/m
The decrease in interest expense for the three and six months ended June 30, 2006 compared with the same periods in 2005 was due to the repurchase of $19.7 million face value of our Subordinated Notes during 2005. These decreased interest costs related to the notes were partially offset by additional interest incurred on the Company’s Loan and Security Agreement revolver.
The Company recognized a gain of approximately $1.6 million for the six months ended June 30, 2005 from the repurchase of $5.5 million of our Subordinated Notes in February 2005. The Company repurchased the notes for approximately $3.8 million, as the notes were trading at 69% of their par value at the time of purchase.
Effective Tax Rates
The effective tax rates for the three months ended June 30, 2006 and 2005 were a provision of 23.0% and 12.3%, respectively. The higher effective tax rate for the three months ended June 30, 2006 compared to June 30, 2005 is primarily due to deferred tax liabilities on indefinite life intangibles being included in the tax provision as a fixed amount while the income from continuing operations changed between periods.
The effective tax rates for the six months ended June 30, 2006 and 2005 were a provision of 43.5% and 383.5%, respectively. The lower effective tax rate for the six months ended June 30, 2006 compared to June 30, 2005 is primarily due to deferred tax liabilities on indefinite life intangibles being included in the tax provision as a fixed amount while the income from continuing operations changed between periods.
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes will be due. If management ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company also recognizes tax benefits to the extent that it is probable that its position will be sustained when challenged by the taxing authorities. At June 30, 2006 and December 31, 2005, respectively, the Company had not recognized tax benefits of approximately $1.4 million, relating to various state tax positions. Should the ultimate outcome be unfavorable, the Company may be required to pay the amount currently accrued.
Discontinued Operations
The loss from discontinued operations of $0.2 million for the three months ended June 30, 2005, includes the results of operations from PM Europe through the date of its sale in April 2005. The sale of PM Europe was completed for approximately $4.4 million in cash, with no gain or loss on disposal. Discontinued operations for the three month period includes revenues from PM Europe of $0.1 million. Income taxes were not material as the Company had a full valuation allowance established in 2005.
The loss from discontinued operations of $3.0 million for the six months ended June 30, 2005, includes the results of operations from PM Europe through the date of its sale in April 2005. As noted above, the sale of PM Europe was completed in April 2005 for approximately $4.4 million, with no gain or loss on disposal. However, the Company did record impairment charges of $1.8 million for long-lived assets during the three months ended March 31, 2005, in contemplation of the sale.

Discontinued operations for the six month period includes revenues from PM Europe of $0.7 million. Income taxes on discontinued operations were not material as the Company had a full valuation allowance established in 2005.
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
The executive management team evaluates performance of the segments based on revenues and adjusted segment EBITDA. As such, in the analysis that follows, we have used adjusted segment EBITDA, which we define as net income (loss) before interest, taxes, depreciation and amortization, restructuring charges, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. See Note 16 — Segments, for a reconciliation of total adjusted segment EBITDA to income (loss) from continuing operations before income taxes.
Financial information by segment for the three months ended June 30, 2006 and 2005, is summarized as follows (in thousands):

			Adjusted		Adjusted Segment
	Revenues		Segment EBITDA		EBITDA Margin
	2006	2005	2006	2005	2006	2005

Industry	$20,806	$20,038	$7,082	$6,284	34.0%	31.4%
Technology	17,188	15,251	4,326	3,437	25.2%	22.5%
Lifestyle	3,193	2,918	(954)	(1,137)	(29.9)%	(39.0)%
Retail	6,448	5,607	2,479	1,897	38.4%	33.8%

Total	$47,635	$43,814	$12,933	$10,481

Financial information by segment for the six months ended June 30, 2006 and 2005, is summarized as follows (in thousands):

			Adjusted		Adjusted Segment
	Revenues		Segment EBITDA		EBITDA Margin
	2006	2005	2006	2005	2006	2005

Industry	$38,327	$37,453	$12,164	$11,203	31.7%	29.9%
Technology	29,527	28,577	6,768	5,668	22.9%	19.8%
Lifestyle	23,169	20,836	12,233	10,658	52.8%	51.2%
Retail	10,929	10,279	3,558	3,142	32.6%	30.6%

Total	$101,952	$97,145	$34,723	$30,671

Industry
Three Months
Our Industry segment, which represented 43.7% and 45.7% of total Company revenues for the three months ended June 30, 2006 and 2005, respectively, serves customers in the manufacturing, design/engineering, mechanical systems/construction, and government/compliance industries. For the three months ended June 30, 2006 and 2005, respectively, 88.7% and 89.7% of this segment’s revenues were generated from publishing operations, 1.4% and 3.4%, from trade shows and conferences, and 9.9% and 6.9% from online media products.
Revenues for this segment increased $0.8 million, or 3.8%, from $20.0 million for the three months ended June 30, 2005 to $20.8 million, for the same period in 2006. This increase was due to higher online revenues of $0.7 million and higher publishing revenues of $0.5 million, partially offset by lower trade show and conference revenues of $0.4 million. The increase in online revenues was attributable to all groups within the Industry segment, with the manufacturing and design engineering groups showing the largest quarter-on-quarter increases. Higher publication revenues were primarily due to the recognition of two additional issues in the 2006 quarter due to the mailing dates of these issues. The change in mailing dates for these two issues resulted in the recognition of additional revenues of approximately $0.3 million in the second quarter of 2006 as compared to the same period of 2005. In addition, publishing revenues were impacted by increased revenues from custom projects offset by the continued decline in our manufacturing publications revenues. Lower trade show and conference revenues was primarily due to lower roadshow revenues realized in the 2006 quarter compared to the same 2005 quarter.
Adjusted segment EBITDA for our Industry portfolio increased $0.8 million, or 12.7%, from $6.3 million for the three months ended June 30, 2005 to $7.1 million for the same period in 2006. Industry publications increased $0.7 million primarily due to the shift in issue mailing dates and online media improved $0.3 million, while trade shows and conferences decreased by nearly $0.3 million. The increase in adjusted segment EBITDA margin was due primarily to higher revenues and cost reduction efforts that continue to be a primary focus of management.
Six Months
Our Industry segment represented 37.6% and 38.6% of total Company revenues for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, respectively, 89.2% and 91.5% of this segment’s revenues were generated from publishing operations, 1.1% and 1.8%, from trade shows and conferences, and 9.7% and 6.7% from online media products.
Revenues for this segment increased $0.9 million, or 2.3%, from $37.5 million for the six months ended June 30, 2005 to $38.3 million for the same period in 2006. This increase was due to higher online revenues of $1.2 million, partially offset by lower trade shows and conference revenues of $0.2 million and lower publication revenues of $0.1 million. The increase in online revenues was attributable to all groups within the Industry segment, with the manufacturing and design engineering groups showing the largest revenue increases. Lower trade show and conference revenues were due to lower manufacturing group roadshow revenues realized in the second quarter of 2006 compared with the same 2005 period. Lower publication revenues was due to lower revenues from our manufacturing group and our design engineering group, partially offset by additional revenues of approximately $0.3 million from the two additional issues recognized in 2006 compared with the same 2005 period.
Adjusted segment EBITDA for our Industry portfolio increased $1.0 million, or 8.6%, from $11.2 million for the six months ended June 30, 2005 to $12.2 million for the same period in 2006. Industry publications increased $0.6 million on reduced revenues, while online media adjusted EBITDA improved $0.7 million. Trade shows and conferences adjusted EBITDA decreased $0.3 million on reduced revenues. The increase in adjusted segment EBITDA margin was due primarily to higher revenues and cost reduction efforts.
Technology
Three Months
Our Technology segment, which represented 36.1% and 34.8% of total Company revenues for the three months ended June 30, 2006 and 2005, respectively, serves customers in the business technology, aviation, enterprise information technology and electronics industries. For the three months ended June 30, 2006 and 2005, respectively, 53.6% and 62.6% of this segment’s revenues were generated from publishing operations, 23.3% and 16.0% from trade shows and conferences, and 23.1% and 21.4% from online media products.
Revenues for this segment increased $1.9 million, or 12.7%, from $15.3 million for the three months ended June 30, 2005 to $17.2 million for the same period in 2006. The increase was due to higher trade show and conference revenues of $1.6 million and higher online media revenues of $0.7 million, partially offset by lower publishing revenues of $0.3 million. The increase in trade show and conference revenues was primarily attributable to the shift in timing of two of our Tech Conference events from the first quarter of 2005 to the second quarter in 2006 and the launch of our Exchange Connections and our Sharepoint spring events, both held in Orlando, Florida in April 2006 and the launch of our Connections Europe event held in Nice, France in April 2006. The increase in online media revenues was primarily due to improvements in our IT Media and Electronics groups as customers continue to shift their spending from publishing advertising to online advertising in these markets. The decrease in publishing revenues was primarily the result of lower revenues from our electronic and IT Media publications, partially offset by additional revenues of approximately $0.5 million from the additional issue recognized in 2006 compared with the same 2005 period.

Adjusted segment EBITDA for our Technology portfolio increased $0.9 million, or 25.9%, from $3.4 million for the three months ended June 30, 2005 to $4.3 million for the same period in 2006. The increase was attributable to online media of $0.5 million and trade shows and conferences of $0.4 million. Adjusted EBITDA for publications remained relatively flat. The increase in adjusted segment EBITDA margins was due primarily to continued cost-reduction efforts undertaken in this segment, particularly in the publications product line.
Six Months
Our Technology segment represented 29.0% and 29.4% of total Company revenues for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, respectively, 60.7% and 65.0% of this segment’s revenues were generated from publishing operations, 14.9% and 14.1% from trade shows and conferences, and 24.4% and 20.9% from online media products.
Revenues for this segment increased $1.0 million, or 3.3%, from $28.6 million for the six months ended June 30, 2005 to $29.5 million for the same period in 2006. The increase was due primarily to higher online media revenues of $1.2 million and higher trade show and conference revenues of $0.4 million, partially offset by lower publishing revenues of $0.7 million. The increase in online media revenues was primarily due to improvements in our IT Media and electronics groups. The trade show and conference increase was primarily due to the launch of our Exchange Connections and our Sharepoint spring events, both held in Orlando, Florida in April 2006 and the launch of our Connections Europe event held in Nice, France in April 2006. These increases were partially offset by revenues related to our Nano Business spring event, which we sold in December 2005. The decrease in publishing revenues was primarily the result of lower revenues from our electronic and IT Media publications, offset in part by increased revenues from our business technology and aviation publications partially due to the shift in mail dates for one of these publications.
Adjusted segment EBITDA for our Technology portfolio increased $1.1 million, or 19.4%, from $5.7 million for the six months ended June 30, 2005 to $6.8 million for the same period in 2006. The increase was attributable to online media growth of $0.9 million and publications growth of $0.3 million. These improvements were partially offset by a decline of $0.1 million in the segment’s trade shows and conferences. The increase in adjusted segment EBITDA margins was due primarily to publishing cost reductions and improved online revenues.
Lifestyle
Three Months
Our Lifestyle segment, which represented 6.7% of total Company revenues for the three months ended June 30, 2006 and 2005, respectively, serves customers in the natural products industry. For the three months ended June 30, 2006 and 2005, respectively, 84.9% and 86.3% of this segment’s revenues were generated from publishing, 12.8% and 12.3% from trade shows and conferences and 2.4% and 1.4% from online media products.
Revenues for this segment increased $0.3 million, or 9.4%, from $2.9 million for the three months ended June 30, 2005 to $3.2 million for the same period in 2006. Publications accounted for $0.2 million of this increase, while trade shows and conferences and online media revenues remained relatively flat and accounted for the remaining $0.1 million increase. The increase in publishing revenues is primarily due to improved revenues from custom print projects.
Adjusted segment EBITDA for the Lifestyle segment increased $0.2 million, or 16.1%, from a loss of $1.1 million for the three months ended June 30, 2005 to a loss of $0.9 million for the same period in 2006. Trade shows and conferences accounted for nearly all of this improvement.
Six Months
Our Lifestyle segment represented 22.7% and 21.4% of total Company revenues for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, respectively, 25.9% and 27.8% of this segment’s revenues were generated from publishing, 73.4% and 71.7% from trade shows and conferences, and 0.7% and 0.5% from online media products.

Revenues for this segment increased $2.3 million, or 11.2%, from $20.8 million for the six months ended June 30, 2005 to $23.2 million for the same period in 2006. Trade show and conference revenues accounted for $2.1 million of this increase, while publication revenues increased nearly $0.2 million and online media revenues increased nearly $0.1 million. The increase in trade shows and conference revenues was due to year-on-year growth in our Natural Products Expo West event, including the Kosher World event, which was acquired in June 2005. The Natural Products Expo West event held in March 2006 posted growth in total revenues, number of exhibitors, number of booths sold, and number of attendees, with more than 43,000 visitors. The increase in publishing revenues was primarily due to additional custom publishing revenues. Online media revenues increased through the addition of new Web sites, as management attempts to drive revenue and profits by accelerating eMedia product development in this segment.
Adjusted segment EBITDA for the Lifestyle segment increased $1.6 million, or 14.8%, from $10.7 million for the six months ended June 30, 2005 to $12.2 million for the same period in 2006. Trade shows and conferences accounted for nearly all of this improvement.
Retail
Three Months
Our Retail segment, which represented 13.5% and 12.8% of total Company revenues for the three months ended June 30, 2006 and 2005, respectively, serves customers in the food/retail and hospitality industries. For the three months ended June 30, 2006 and 2005, respectively, 91.7% and 96.0% of this segment’s revenues were generated from publishing, 5.8% and 2.0% from trade shows and conferences, and 2.5% and 2.0% from online media products.
Revenues for this segment increased $0.8 million, or 15.0%, from $5.6 million for the three months ended June 30, 2005, to $6.4 million for the same period in 2006. This increase was due primarily to higher publishing revenues of $0.5 million and higher trade show and conference revenues of $0.3 million. Online media revenues remained relatively flat in the second quarter of 2006 compared with the same 2005 period. Higher publishing revenues were due primarily to the recognition of four Restaurant Hospitality magazine issues in the second quarter of 2006 compared with only three in the second quarter of 2005. Higher trade show and conference revenues were due primarily to the shift in timing of our NCSAG event from the first quarter of 2005 to the second quarter of 2006.
Adjusted segment EBITDA for the Retail segment increased $0.6 million, or 30.7%, from $1.9 million for the three months ended June 30, 2005 to $2.5 million for the same period in 2006. The increase was primarily due to the increase in revenues noted above.
Six Months
Our Retail segment represented 10.7% and 10.6% of total Company revenues for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, respectively, 91.3% and 92.8% of this segment’s revenues were generated from publishing, 5.9% and 5.0% from trade shows and conferences, and 2.8% and 2.2% from online media products.
Revenues for this segment increased $0.7 million, or 6.3%, from $10.3 million for the six months ended June 30, 2005, to $10.9 million for the same period in 2006. This increase was primarily due to higher publishing revenues of $0.4 million and higher trade show and conference revenues of $0.1 million and higher online media revenues of nearly $0.1 million. Higher publishing revenues was due primarily to seven issues of Restaurant Hospitality magazine recognized in 2006 compared to only six in 2005.
Adjusted segment EBITDA for the Retail segment increased $0.4 million, or 13.2%, from $3.1 million for the six months ended June 30, 2005 to $3.6 million for the same period in 2006. The increase was due primarily to increased revenues and cost-cutting initiatives undertaken in 2005.

LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
At June 30, 2006, our principal sources of liquidity are our existing cash reserves of $2.3 million and available borrowing capacity under our Loan and Security Agreement of $28.2 million. During the second quarter, the Company borrowed $6.3 million, net, under the Company’s Loan and Security Agreement. The proceeds were used to pay the interest due on April 1 under the Company’s 11-7/8% senior secured notes (“Secured Notes”) and interest due on June 15 under the Company’s 10-3/8% senior subordinated notes (“Subordinated Notes”).
Cash payments expected to be made in the third quarter of 2006 include:
•	repayment of Loan and Security Agreement balance of $10.8 million;

•	annual insurance premium of approximately $1.1 million;

•	capital expenditures of approximately $0.6 million;

•	payments related to our business restructuring initiatives of approximately $0.3 million; and

•	a contribution of $0.3 million to our Retirement and Savings Plan.
No debt service charges are required in the third quarter. However, we are currently evaluating whether to make a voluntary contribution of approximately $0.7 million in the third quarter to our defined benefit plan in order to significantly reduce any contribution requirements during the 2007 calendar year. Without this contribution, we will be required to make a cash contributions in 2007 related to both the 2006 and 2007 plan years of approximately $3.0 million to $4.0 million.
We believe that our existing sources of liquidity, along with revenues expected to be generated from operations, will be sufficient to fund our operations, anticipated capital expenditures and working capital. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both, to remain in business. Our ability to meet cash operating requirements depends upon our future performance, which is subject to general economic conditions and to financial, competitive, business, and other factors. The Company’s ability to return to sustained profitability at acceptable levels will depend on a number of risk factors, many of which are largely beyond the Company’s control.
Our Secured Notes mature in October 2007 and our Loan and Security Agreement expires in August 2007. After October 1, 2006, we are permitted to redeem the Secured Notes, in whole or in part, at a redemption price of 100% of the principal amount. Currently, we must pay a premium to redeem the Secured Notes. As discussed in Note 18 — Subsequent Events, we announced that we have retained Credit Suisse Securities (USA) LLC as our exclusive financial advisor to assist in exploring various strategic alternatives, including the possible sale of the Company. Failure to execute a transaction or to obtain new financing could have a material adverse effect on the Company’s liquidity. If we are unable to meet our debt obligations or fund our other liquidity needs, particularly if the revenue environment does not substantially improve, we may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities. We cannot assure you that such additional financing will be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants issued, including the conversion price, dividend, and liquidation adjustment provisions, could result in substantial dilution to common stockholders. The redemption price premiums and board representation rights could negatively impact our ability to access the equity markets in the future.
The Company has implemented, and continues to implement, various cost-cutting programs and cash conservation plans, which involve the limitation of capital expenditures and the control of working capital.
Analysis of Cash Flows
Penton’s total cash and cash equivalents was $2.3 million at June 30, 2006, compared with $0.6 million at December 31, 2005. Cash provided by operating activities was $1.7 million for the six months ended June 30, 2006 and cash used for operating activities was $6.2 million for the same period in 2005. Operating cash flows for the six months ended June 30, 2006, reflected net income of $1.8 million and a net increase in non-cash charges (primarily depreciation and amortization) of approximately $6.1 million, offset by a net decrease in working capital items of approximately $6.2 million. Operating cash flows for the six months ended June 30, 2005, reflected a net loss of $4.0 million and a net decrease in working capital items of approximately

$7.5 million, offset by a net increase in non-cash charges (primarily depreciation and amortization) of approximately $5.2 million.
Investing activities used $0.7 million of cash for the six months ended June 30, 2006 primarily for capital expenditures of $0.4 million and cash paid for acquisitions of $0.3 million. Investing activities provided $3.0 million of cash for the six months ended June 30, 2005 primarily from net proceeds of $4.1 million from the sale of PM Europe in April 2005, offset by capital expenditures of $0.5 million and the acquisition of Kosher World Conference & Expo in June 2005 for $0.4 million.
Financing activities provided $0.5 million of cash for the six months ended June 30, 2006 primarily due to the net proceeds from our Loan and Security Agreement. Financing activities used $2.8 million of cash for the six months ended June 30, 2005 primarily due to the purchase of $5.5 million face value of our Subordinated Notes at prevailing market prices, partially offset by net proceeds from the Loan and Security Agreement of $1.2 million.
Consolidated Adjusted EBITDA
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income (loss)	$(3,687)	$(5,804)	$1,772	$(3,991)
Interest expense	9,721	9,865	19,391	19,748
Provision for income taxes	689	618	1,363	1,396
Depreciation and amortization	1,476	1,808	2,931	3,575

EBITDA	8,199	6,487	25,457	20,728

Loan and Security Agreement Adjustments:
Restructuring and other charges	37	186	27	252
Non-cash compensation	6	3	12	17
Interest income	(23)	(32)	(43)	(62)
Discontinued operations, net of taxes	—	159	—	2,959
Gain on extinguishment of debt	—	—	—	(1,589)
Other, net	—	16	—	24

Consolidated Adjusted EBITDA	$8,219	$6,819	$25,453	$22,329

NEW ACCOUNTING PRONOUCEMENTS
See Note 1 — Accounting Policies, Recent Accounting Pronouncements, of the notes to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For a discussion of the Company’s critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K. During the six months ended June 30, 2006, there were no significant new critical accounting policies or significant changes in estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See our 2005 Annual Report on Form 10-K (Item 7A). As of June 30, 2006, there has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a—15(e) and 15d—15(e)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that Penton’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934. During the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
We are exposed to certain risk factors that may affect our operations. The significant factors known to us are described in Item 1A of our Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors as previously disclosed in that Form 10-K, except as follows:
Our Exploration of Strategic Alternatives May Create Uncertainties That Could Affect Our Business
On July 6, 2006, we announced that we retained Credit Suisse Securities (USA) LLC to assist us in evaluating strategic alternatives to enhance stockholder value, including, but not limited to, our potential sale. As this exploration is in its early stages, we are uncertain as to what strategic alternatives may be available to us, whether we will elect to pursue any such strategic alternatives, or what impact any particular strategic alternative will have on our stock price if pursued. There are various uncertainties and risks relating to our exploration of strategic alternatives, including:
•	the exploration of strategic alternatives may distract management and disrupt operation, which could have a material adverse effect on our operating results;

•	we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us;

•	the process of exploring strategic alternatives may be time consuming and expensive; and

•	perceived uncertainties as to our future direction may result in the loss of employees or business partners.
ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.1	Allocation Agreement dated July 11, 2006 between Penton Media, Inc. and the Series C Preferred Holders.

10.2	Summary of Senior Manager — Sale Bonuses terms as approved by the Company’s Board of Directors on July 17, 2006.

31.1	Principal executive officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal financial officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penton Media, Inc. (Registrant)
By:	/s/ PRESTON L. VICE
Preston L. Vice
Chief Financial Officer

Date: August 14, 2006

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Allocation Agreement dated July 11, 2006 between Penton Media, Inc. and the Series C Preferred Holders.

10.2	Summary of Senior Manager — Sale Bonuses terms as approved by the Company’s Board of Directors on July 17, 2006.

31.1	Principal executive officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal financial officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.