Form 10-Q
period 2006-09-30
PENTON MEDIA INC
filed 2006-11-14
CIK 1062441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 10, 2006).
Common Stock: 34,511,869 shares

PENTON MEDIA, INC.
Form 10-Q

Part I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PENTON MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, Dollars in thousands)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,793	$632
Restricted cash	319	299
Accounts receivable, net	28,256	27,471
Inventories	890	1,098
Deferred tax asset	314	314
Prepayments, deposits and other	5,219	2,452

Total current assets	36,791	32,266
Property and equipment, net	8,506	10,401
Goodwill	173,612	173,603
Other intangible assets, net	5,292	5,962
Other non-current assets	3,440	4,937

	$227,641	$227,169

Liabilities and stockholders’ deficit
Current liabilities:
Loan and security agreement revolver	$—	$10,200
Accounts payable	4,707	4,557
Accrued compensation and benefits	5,031	5,016
Other accrued expenses	19,043	9,890
Unearned income, principally trade show and conference deposits	26,321	22,702

Total current liabilities	55,102	52,365
Senior secured notes, net of discount	157,318	157,195
Senior subordinated notes, net of discount	153,205	152,956
Accrued pension liability	11,714	12,400
Deferred tax liability	24,680	22,667
Other non-current liabilities	7,070	8,061

Total liabilities	409,089	405,644

Commitments and contingencies (Note 10)

Mandatorily redeemable convertible preferred stock, par value $0.01 per share; 50,000 shares authorized, issued and outstanding; redeemable at $1,000 per share (Note 11)	81,129	74,849

Series M preferred stock, par value $0.01 per share; 150,000 shares authorized, 73,500 and 69,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively (Note 11)	36	18

Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 1,800,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 per share; 155,000,000 shares authorized; 34,511,869 and 34,487,872 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	345	343
Capital in excess of par value	201,183	207,449
Retained deficit	(461,458)	(458,489)
Notes receivable from officers, net of reserve	—	—
Accumulated other comprehensive loss	(2,683)	(2,645)

	(262,613)	(253,342)

	$227,641	$227,169

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$42,163	$50,986	$144,115	$148,131

Operating expenses:
Editorial, production and circulation	18,795	21,322	59,732	61,992
Selling, general and administrative	16,449	17,434	52,023	51,597
Restructuring and other charges (credits), net	14	(22)	41	230
Depreciation and amortization	1,254	1,486	4,185	5,061

	36,512	40,220	115,981	118,880

Operating income	5,651	10,766	28,134	29,251

Other income (expense):
Interest expense	(9,721)	(9,861)	(29,112)	(29,609)
Interest income	22	41	65	103
Gain on extinguishment of debt	—	—	—	1,589
Other, net	(2)	(69)	(2)	(93)

	(9,701)	(9,889)	(29,049)	(28,010)

Income (loss) from continuing operations before income taxes	(4,050)	877	(915)	1,241

Provision for income taxes	691	618	2,054	2,014

Income (loss) from continuing operations	(4,741)	259	(2,969)	(773)

Discontinued operations:
Loss from discontinued operations, net of taxes (Note 2)	—	—	—	(2,959)

Net income (loss)	(4,741)	259	(2,969)	(3,732)

Amortization of deemed dividend and accretion of preferred stock	(2,170)	(1,961)	(6,281)	(5,675)

Net loss applicable to common stockholders	$(6,911)	$(1,702)	$(9,250)	$(9,407)

Net loss per common share – basic and diluted: (Note 13)
Loss from continuing operations applicable to common stockholders	$(0.20)	$(0.05)	$(0.26)	$(0.19)
Discontinued operations, net of taxes	—	—	—	(0.08)

Net loss applicable to common stockholders	$(0.20)	$(0.05)	$(0.26)	$(0.27)

Weighted-average number of shares outstanding:
Basic and diluted	34,495	34,489	34,498	34,489

The accompanying notes are an integral part of these consolidated financial statements.

PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Net cash provided by operating activities	$12,626	$5,090

Cash flows from investing activities:
Capital expenditures	(807)	(780)
Cash paid for acquisitions	(570)	(1,748)
Increase in restricted cash	(20)	(236)
Net proceeds from sale of properties	—	4,073

Net cash provided by (used for) investing activities	(1,397)	1,309

Cash flows from financing activities:
Repurchase of senior subordinated notes	—	(3,795)
Repayment of loan and security agreement revolver, net	(10,200)	—
Increase (decrease) in cash overdraft balance	84	(77)

Net cash used for financing activities	(10,116)	(3,872)

Effect of exchange rate changes on cash	48	66

Net increase in cash and cash equivalents	1,161	2,593
Cash and cash equivalents at beginning of year	632	7,661

Cash and cash equivalents at end of period	$1,793	$10,254

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
Unless otherwise noted herein, disclosures in this Quarterly Report on Form 10-Q relate only to the Company’s continuing operations. The Company’s discontinued operations consist of Penton Media Europe (“PM Europe”), which was sold in April 2005 (See Note 2 – Acquisitions and Disposals).
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
Reclassifications
The Company reclassified financing fee amortization of $0.5 million and $1.5 million for the three and nine months ended September 30, 2005, respectively, from the depreciation and amortization line on the consolidated statements of operations to the interest expense line in order to conform to the 2006 presentation. This reclassification did not change previously reported net income (loss) or stockholders’ deficit.
Restricted Cash
Restricted cash represents deposits related to medical self-insurance requirements and funds that are required to be held in escrow related to the sale of PM Europe. At September 30, 2006 and December 31, 2005, cash balances totaling $0.3 million were subject to such restrictions.
In the fourth quarter of 2005, the Company revised its classification of restricted cash in its consolidated statements of cash flows to present restricted cash as an investing activity. The revised classification has been reflected for the nine months ended September 30, 2005 for purposes of consistency.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective in the first quarter of 2007. Penton is currently evaluating the impact of this statement on the Company.
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

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
NOTE 2 – ACQUISITIONS AND DISPOSALS
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
The allocation agreement sets forth the agreement of the Series C Preferred holders to an allocation of net proceeds available for distribution to the Series C Preferred holders and the holders of the Company’s common stock in the event of a sale of the Company, notwithstanding that the terms of the Series C Preferred stock (See Note 11 – Preferred Stock) may otherwise entitle the Series C Preferred holders to a greater portion of the proceeds. The net proceeds of a sale that would be available for such allocation would be the total transaction proceeds after deducting transaction fees and expenses, amounts required to satisfy the Company’s indebtedness to be repaid on consummation of the sale and amounts distributable to the holders of the Series M Preferred stock.
The allocation agreement does not obligate the Company to pursue a sale of the Company or to present any particular offer to the stockholders. Any transaction would be subject to various conditions, including the receipt of any stockholder approvals that may be required to consummate a sale. On November 1, 2006, the Company entered into an agreement and plan of merger, see Note 18 – Subsequent Events.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Acquisitions
On September 29, 2006, the Company acquired the assets of NPI International Corporation (“NPI”) for approximately $0.3 million in cash plus $0.2 million of assumed liabilities, with potential contingent consideration up to $0.5 million based on the achievement of specified revenue targets through 2008. NPI is an online information resource for professionals in the nutraceutical, nutritional, dietary supplement, cosmetic, and food industries. NPI’s flagship product is NPIcenter.com, which draws more than 400,000 visits from natural supply executives per month. The site provides comprehensive news organized by distinct market segments and professional functions; a major database of products, services, and vendors; executive interviews and editorial content contributed by industry journalists, experts, and professionals; and community-building services such as discussion forums and a career center. NPI also produces opt-in electronic newsletters, including NPI Daily and NPIWatch. The Company has included NPI in its consolidated results of operations from the date of acquisition. The balance sheet at September 30, 2006 reflects a preliminary estimate of the fair value of the assets acquired. Approximately $0.4 million of the total purchase price was allocated to intangible assets, with the remainder allocated to tangible assets. The purchase price allocation is preliminary as the Company expects to finalize the allocation of the purchase price during the fourth quarter of 2006. NPI will be part of the Company’s Lifestyle segment. There would not have been a material impact to the financial statements had this acquisition occurred at the beginning of any year presented; therefore, no pro forma information is presented herein.
During the first nine months of 2006, the Company also acquired the assets of three other properties for an aggregate purchase price of approximately $0.3 million in cash, with potential contingent consideration of up to $0.6 million based on the achievement of specified revenue targets through 2008. At September 30, 2006, $0.1 million of contingent payments have been accrued for related to these properties. These acquisitions, which were primarily websites, are not considered businesses and therefore the excess of the aggregate purchase price over the fair market value of the net assets acquired is classified with other intangible assets on the consolidated balance sheets.
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

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Revenues and net loss from discontinued operations, net of taxes, are as follows (in thousands):

Nine Months Ended
September 30,
2005
Revenues	$654

Discontinued operations:
Loss from operations of discontinued component	$(2,959)
Gain (loss) on disposal	—
Income tax provision	—

Loss from discontinued operations, net of taxes	$(2,959)

NOTE 3 – ACCOUNTS RECEIVABLE
Accounts receivable consists of the following at September 30, 2006 and December 31, 2005, respectively, (in thousands):

	September 30,	December 31,
	2006	2005
Trade	$30,469	$28,747
Employee	26	36
Other	5	1,010

	30,500	29,793
Less: Allowance for doubtful accounts	(2,244)	(2,322)

	$28,256	$27,471

NOTE 4 – PROPERTY AND EQUIPMENT
Property and equipment consists of the following at September 30, 2006 and December 31, 2005, respectively, (in thousands):

	September 30,	December 31,
	2006	2005
Leasehold improvements	$8,371	$8,348
Furniture and fixtures	9,455	9,480
Computer hardware and software	23,263	23,151
Web site development costs	3,264	3,106
Other	652	308

	45,005	44,393
Less: Accumulated depreciation	(36,499)	(33,992)

	$8,506	$10,401

Depreciation expense was $0.8 million and $1.0 million and $2.7 million and $3.7 million for the three and nine months ended September 30, 2006 and 2005, respectively.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 – GOODWILL AND OTHER INTANGIBLES
Changes in the carrying amount of goodwill for the nine months ended September 30, 2006, by operating segment, are as follows (in thousands):

	Balance at		Balance at
	December 31,		September 30,
	2005	Activity (1)	2006
Industry	$23,519	$—	$23,519
Technology	39,233	9	39,242
Retail	25,865	—	25,865
Lifestyle	84,986	—	84,986

Total	$173,603	$9	$173,612

(1)	Activity represents adjustments related to MSD2D, which was acquired in August 2005.
As a result of PM Europe being classified as held for sale at March 31, 2005, the Company performed a SFAS 142, “Goodwill and Other Intangible Assets” analysis, which resulted in an impairment charge of approximately $1.4 million for the nine months ended September 30, 2005. In addition, at March 31, 2005, the Company also performed a SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) impairment analysis of long-lived assets at March 31, 2005 for PM Europe, which resulted in an impairment charge of approximately $0.4 million. These impairment charges are included as part of discontinued operations in the consolidated statements of operations.
NOTE 6 – OTHER ACCRUED EXPENSES
Other accrued expenses consists of the following at September 30, 2006 and December 31, 2005, respectively, (in thousands):

	September 30,	December 31,
	2006	2005
Accrued restructuring costs – short term	$1,326	$1,159
Accrued interest	14,062	5,414
Accrued taxes	235	329
Accrued other	3,420	2,988

	$19,043	$9,890

NOTE 7 – DEBT
The Company’s 11-7/8% senior secured notes (“Secured Notes”) mature on October 1, 2007 and its Loan and Security Agreement expires in August 2007. After October 1, 2006, the Company is permitted to redeem the Secured Notes, in whole or in part, at a redemption price of 100% of the principal amount. As discussed in Note 18 – Subsequent Events, the Company announced that it has reached an agreement to sell the Company. In the event of a change of control, each holder of our notes has the right to require the Company to repurchase all or any part of such holders’ notes at a cash price equal to 101% of the principal amount thereof.
Loan and Security Agreement
At September 30, 2006, $35.9 million was available under the Company’s Loan and Security Agreement. At September 30, 2006, no amounts were outstanding under the Loan and Security agreement, however, $1.0 million is reserved for outstanding letters of credit related to our leased facilities. Pursuant to the terms of the Loan and Security Agreement, the Company can borrow up to the lesser of (i) $40.0 million; (ii) 2.0x the Company’s last twelve months adjusted EBITDA; (iii) 40% of the Company’s last six months of revenues; or (iv) 25% of the Company’s enterprise value, as determined annually by a third party. The Loan and Security Agreement revolver bears interest at Prime plus 3.0%, or at the Company’s option,

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
LIBOR plus 5.0% subject to a LIBOR minimum of 1.5%. The Company must comply with a quarterly financial covenant limiting the ratio of maximum bank debt to the last twelve months adjusted EBITDA to 2.0x.
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
Senior Secured Notes
At September 30, 2006, the Company has $157.5 million of Secured Notes due in October 2007. Interest is payable on the Secured Notes semiannually on April 1 and October 1. The Secured Notes are fully and unconditionally, jointly and severally guaranteed on a senior basis by all of the assets of Penton’s domestic subsidiaries, which are 100% owned by the Company, and also by the stock of certain subsidiaries. Condensed consolidating financial information is presented in Note 17 – Guarantor and Non-guarantor Subsidiaries. Penton may redeem the Secured Notes, in whole or in part after October 1, 2006 at 100.0% of the principal amount together with accrued and unpaid interest.
Senior Subordinated Notes
At September 30, 2006, the Company has $155.3 million of 10-3/8% senior subordinated notes (the “Subordinated Notes”) that are due in June 2011. Interest is payable on the Subordinated Notes semiannually on June 15 and December 15. The Subordinated Notes are fully and unconditionally, jointly and severally guaranteed, on a senior subordinated basis, by the assets of Penton’s domestic subsidiaries, which are 100% owned by the Company. Condensed consolidating financial information is presented in Note 17 – Guarantor and Non-guarantor Subsidiaries. The notes may be redeemed in whole or in part on or after June 15, 2006 at a premium of 105.188%, which reduces annually to 100.0% after June 15, 2009.
In February 2005, the Company repurchased $5.5 million par value of Subordinated Notes for $3.9 million, including $0.1 million of accrued interest, using excess cash on hand. The notes were purchased on the open market and were trading at 69% of their par value at the time of repurchase. The repurchase resulted in a gain of approximately $1.6 million, which is classified as gain on extinguishment of debt in the consolidated statements of operations for the nine months ended September 30, 2005.
NOTE 8 – INCOME TAXES
The effective tax rates for the three months ended September 30, 2006 and 2005 were a provision of 17.1% and 70.5%, respectively. The lower effective tax rate for the three months ended September 30, 2006 compared to September 30, 2005 is primarily due to deferred tax liabilities on indefinite life intangibles being included in the tax provision as a fixed amount while the income (loss) from continuing operations changed between periods.
The effective tax rates for the nine months ended September 30, 2006 and 2005 were a provision of 224.5% and 162.3%, respectively. The higher effective tax rate for the nine months ended September 30, 2006 compared to September 30, 2005 is primarily due to deferred tax liabilities on indefinite life intangibles being included in the tax provision as a fixed amount while the income (loss) from continuing operations changed between periods.
The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). At September 30, 2006 and December 31, 2005, the Company maintained a full valuation allowance for its net deferred tax assets and net operating loss carryforwards, excluding the deferred tax liability related to indefinite life intangibles.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9 – EMPLOYEE BENEFIT PLANS
Retirement and Savings Plan
The Penton Retirement and Savings Plan (the “RSP”) is a 401(k) contribution plan that covers substantially all domestic employees of the Company. The RSP permits participants to defer up to 25% of their annual compensation. The Company makes quarterly contributions to eligible employees who are employed on the last day of each quarter equal to 3% of the employee’s annual compensation. The Company’s contributions become fully vested once the employee completes five years of service. During the first nine months of 2006, the Company has made cash contributions to the RSP of $1.1 million.
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
In September 2006, the Company recorded a settlement charge of $0.2 million in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” because lump-sum payments to plan participants during the first nine months of 2006 exceed the total of service costs plus interest costs. This amount has been recorded as part of selling, general and administrative expense on the consolidated statements of operations.
The following table summarizes the components of our defined benefit pension expense (benefit) for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest cost	$687	$691	$2,005	$1,922
Expected return on plan assets	(708)	(745)	(2,150)	(2,237)
Settlement charge	159	—	159	—

Net periodic benefit cost (benefit)	$138	$(54)	$14	$(315)

Penton’s supplemental executive retirement plan (“SERP”) covers certain executives of the Company. In November 2003, Penton’s SERP was amended to freeze benefits at December 31, 2003. The SERP is an unfunded, non-qualified plan and hence has no plan assets.
The following table summarizes the components of our SERP pension expense for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest cost	$7	$7	$21	$20

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Senior Managers — Sale Bonuses
On July 19, 2006, the Board of Directors of Penton approved an arrangement to compensate five senior managers of the Company with bonuses, in the event of a sale of the Company (which may include a sale of a controlling interest). The Board of Directors approved the arrangement at the recommendation of the Company’s Compensation Committee.
Upon any such sale, David Nussbaum, CEO, will receive a cash bonus of $400,000. The other four senior managers will each receive a variable cash bonus based on the sale proceeds distributable to holders of the Company’s Series C Preferred stock and common stock (“Equity Proceeds”) as outlined in the following bonus schedule:

Equity Proceeds from Sale of Company	Sale Bonus
Less than $135.0 million	$25,000
$135.0 million or more but less than $145.0 million	$50,000
$145.0 million or more but less than $185.0 million	$100,000
$185.0 million or greater	$150,000
Leases
During 2006, the Company signed several non-cancelable event-licensing agreements related to space for future trade shows. Following is a schedule of approximate annual future minimum rental payments required under these agreements that have non-cancelable lease terms in excess of one year as of September 30, 2006 (in thousands).

September 30,
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
Tax Matters
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes will be due. If management ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company also recognizes tax benefits to the extent that it is probable that its position will be sustained when challenged by the taxing authorities. As of September 30, 2006 and December 31, 2005, the Company had not recognized tax benefits of approximately $1.5 million and $1.4 million, respectively, relating to various state tax positions. Should the ultimate outcome be unfavorable, the Company may be required to pay the amount currently accrued.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11 – PREFERRED STOCK
Series C Preferred Stock
At September 30, 2006, an event of non-compliance continues to exist under our Series C Convertible Preferred (“Series C Preferred”) because the Company’s leverage ratio of 9.94 (defined as debt less cash balances in excess of $5.0 million plus the liquidation value of the preferred stock and unpaid dividends divided by adjusted EBITDA) exceeds 7.5. As a result of this event of non-compliance, the 5% per annum dividend rate on the Series C Preferred has increased to the current maximum rate of 10% per annum. The dividend rate will adjust back to 5% as of the date on which the leverage ratio is less than 7.5.
The leverage ratio event of non-compliance does not represent an event of default or violation under any of the Company’s outstanding notes or the Loan and Security Agreement. As such, there is no acceleration of any outstanding indebtedness as a result of this event. In addition, this event of non-compliance and the resulting consequences have not resulted in any cash outflow from the Company.
The conversion price of the Series C Preferred at September 30, 2006 is $7.61.
Under the conversion terms of the Series C Preferred, each holder has a right to convert dividends into additional shares of common stock. At September 30, 2006, no dividends have been declared. However, in light of each holder’s conversion right and considering the increase in the dividend rate, the Company has recognized a deemed dividend for the beneficial conversion feature inherent in the accumulated dividend based on the original commitment date(s). For the nine months ended September 30, 2006, $6.3 million has been reported as an increase in the carrying value of the Series C Preferred and a charge to capital in excess of par value, in light of the stockholders’ deficit.
In July 2006, the Company and representatives of the holders of the Company’s outstanding Series C Preferred stock entered into an agreement with respect to the allocation of any transaction consideration between the holders of Series C Preferred stock and the common stockholders, in order to resolve any allocation issues in advance of any potential sales process.
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
The allocation agreement provides for the allocation to the holders of common stock of 12.75% of the first $135.0 million of net proceeds (with a minimum allocation to the common stock of at least $14.0 million), 15% of any additional net proceeds up to $145.0 million, 25% of any additional net proceeds up to $185.0 million and 20% of any additional net proceeds over $185.0 million. On November 1, 2006 the Company announced that it has entered into an agreement and plan of merger. See discussion under “plan of merger” and “allocation agreement amendment” in Note 18 – Subsequent Events.
Series M Preferred Stock
At September 30, 2006, 73,500 shares of Series M Preferred are outstanding. During the nine months ended September 30, 2006, 4,500 shares were issued to four executives. The Series M Preferred is classified in the mezzanine section of the balance sheet because redemption is outside the control of the Company. Compensation associated with the Series M Preferred is based upon its fair value on the date of grant and was immaterial for the nine months ended September 30, 2006 and 2005.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Among other rights and provisions, the Series M Preferred provides that the holder of each share will receive a cash distribution upon any liquidation, dissolution, winding up or change of control of the Company. See Note 18 – Subsequent Events for amount allocated to the Series M Preferred holders.
NOTE 12 – COMMON STOCK AND COMMON STOCK AWARD PROGRAMS
Equity and Performance Incentive Plan
On January 1, 2006, the Company adopted the provisions of SFAS 123(R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB 25, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company adopted SFAS 123(R) using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.
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
The adoption of SFAS 123(R) had no impact on income from continuing operations before income taxes, income tax expense, net income (loss), earnings per share, the consolidated balance sheets, or the condensed consolidated statements of cash flows as no compensation expense was recorded, nor were any options granted or exercised. At September 30, 2006, the Company has no unrecognized compensation costs under its equity and performance incentive plans.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Under APB 25, there was no compensation costs recognized for our unvested non-qualified stock options at September 30, 2005 as all options granted had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS 123 for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net loss applicable to common stockholders:
As reported	$(1,702)	$(9,407)
Add: Stock-based employee compensation expense included in net loss applicable to common stockholders, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(7)	(25)

Pro forma net loss applicable to common stockholders	$(1,709)	$(9,432)

Basic and diluted earnings per share:
As reported	$(0.05)	$(0.27)
Pro forma	$(0.05)	$(0.27)
The following table presents a summary of Penton’s stock option activity and related information for the nine months ended September 30, 2006 (in thousands, except per share amounts):

	Number of Options		Weighted-Average	Aggregate
	Employees	Directors	Exercise Price	Intrinsic Value
Outstanding and exercisable at December 31, 2005	1,080	163	$6.08
Granted	—	—	—
Exercised	(23)	—	$0.37
Canceled	(69)	(10)	$6.39

Outstanding and exercisable at September 30, 2006	988	153	$6.18	$0.08

The following table summarizes information for stock options outstanding and exercisable at September 30, 2006 (in thousands, except number of years and per share amounts):

Options Outstanding and Exercisable
		Weighted-average	Weighted-
	Number	remaining	average
Range of	of	contractual	exercise
exercise prices	options	life	price
$27.75 - 28.375	36	3.9 years	$28.10
$16.225 - 24.29	183	2.9 years	$20.27
$6.89 - 6.89	286	5.2 years	$6.89
$0.90 - 0.90	244	7.3 years	$0.90
$0.37 - 0.37	392	5.5 years	$0.37

Total	1,141	5.3 years	$6.18

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Executive Loan Program
On September 30, 2006 and December 31, 2005, the outstanding loan balance due under the Company’s Executive Loan Program was approximately $6.1 million and $6.0 million, respectively. The loan balance is fully reserved for and is classified in the stockholders’ deficit section of the consolidated balance sheets as notes receivable from officers.
Management Stock Purchase Plan
During 2006, 847 shares of the Company’s common stock were issued under this plan. At September 30, 2006, there are no restricted stock units that remain outstanding.
NOTE 13 – EARNINGS PER SHARE
Earnings per share have been computed pursuant to the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Computations of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss applicable to common stockholders	$(6,911)	$(1,702)	$(9,250)	$(9,407)

Number of shares:
Weighted average shares outstanding – basic and diluted	34,495	34,489	34,498	34,489

Per share amount:
Loss applicable to common stockholders – basic and diluted	$(0.20)	$(0.05)	$(0.26)	$(0.27)

Our Series C Preferred are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the Series C Preferred as if the Series C Preferred had been converted into common stock. Emerging Issues Task Force (“EITF”) Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement 128, Earnings Per Share” (“EITF 03-6”) requires that participating securities included in the scope of EITF 03-6 be included in the computation of basic earnings per share if the effect of inclusion is dilutive. To the extent not included in basic earnings per share, the Series C Preferred is considered in the diluted earnings per share calculation under the “if-converted” method. At September 30, 2006 and 2005, Series C Preferred stock was excluded from the calculation of basic earnings per share, as the results were anti-dilutive.
For the three and nine months ended September 30, 2006, 1,140,625 stock options, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive.
For the three and nine months ended September 30, 2005, 1,265,375 stock options, 50,000 redeemable preferred shares and 1,600,000 warrants were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14 – COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net income (loss) plus the results of certain stockholders’ equity changes not reflected in the consolidated statements of operations. The after-tax component of comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$(4,741)	$259	$(2,969)	$(3,732)
Cumulative translation adjustment related to sale of business	—	—	—	1,244
Change in accumulated translation adjustment	(1)	(2)	(38)	(37)

Total comprehensive income (loss)	$(4,742)	$257	$(3,007)	$(2,525)

NOTE 15 – RESTRUCTURING CHARGES
Penton has implemented restructuring actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs. These cost reduction initiatives included workforce reductions, the consolidation and closure of over 30 facilities, and the cancellation of various contracts.
The following table shows the reconciliation of the restructuring liability balance between periods (in thousands):

	Employee
	Separation	Facility
	Costs	Closing Costs	Total
Accrual at December 31, 2005	$25	$5,998	$6,023
Adjustments	—	21	21
Cash payments	(4)	(1,018)	(1,022)

Accrual at September 30, 2006	$21	$5,001	$5,022

Management expects to make cash restructuring payments during the remainder of 2006 of approximately $0.3 million for facility lease obligations. The balance of employee separation costs will be paid in the first quarter of 2007, and the balance of facility costs are expected to be paid through the end of their respective lease terms, which extend through 2013.
Amounts due within one year of approximately $1.3 million and $1.2 million at September 30, 2006 and December 31, 2005, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $3.7 million and $4.8 million at September 30, 2006 and December 31, 2005, respectively, are included in other non-current liabilities on the consolidated balance sheets.
Restructuring charges (credits), including adjustments, for the three and nine months ended September 30, 2006 and 2005 are as follows, by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Industry	$2	$10	$13	$319
Technology	(50)	(36)	(71)	(54)
Lifestyle	—	—	—	(65)
Corporate	62	4	99	30

	$14	$(22)	$41	$230

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 – SEGMENTS
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
Summary information by segment for the three months ended September 30, 2006 and 2005 is as follows (in thousands):

	Revenues		Adjusted Segment EBITDA
	2006	2005	2006	2005
Industry	$20,446	$19,772	$7,110	$6,016
Technology	12,712	14,354	2,916	3,281
Lifestyle	4,144	11,233	(279)	5,142
Retail	4,861	5,627	1,525	1,905

Total	$42,163	$50,986	$11,272	$16,344

Summary information by segment for the nine months ended September 30, 2006 and 2005, adjusted for discontinued operations, is as follows (in thousands):

	Revenues		Adjusted Segment EBITDA
	2006	2005	2006	2005
Industry	$58,773	$57,225	$19,274	$17,219
Technology	42,239	42,931	9,684	8,949
Lifestyle	27,313	32,069	11,954	15,800
Retail	15,790	15,906	5,083	5,047

Total	$144,115	$148,131	$45,995	$47,015

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Segment revenues, all of which are realized from external customers, equal Penton’s consolidated revenues. The following is a reconciliation of Penton’s total adjusted segment EBITDA to consolidated income (loss) from continuing operations before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total adjusted segment EBITDA	$11,272	$16,344	$45,995	$47,015
General and administrative costs	(4,343)	(4,109)	(13,613)	(12,451)
Depreciation and amortization	(1,254)	(1,486)	(4,185)	(5,061)
Restructuring and other charges	(14)	22	(41)	(230)
Non-cash compensation	(10)	(5)	(22)	(22)
Interest expense	(9,721)	(9,861)	(29,112)	(29,609)
Interest income	22	41	65	103
Gain on extinguishment of debt	—	—	—	1,589
Other, net	(2)	(69)	(2)	(93)

Income (loss) from continuing operations before income taxes	$(4,050)	$877	$(915)	$1,241

NOTE 17 – GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
The Company’s Subordinated Notes issued in June 2001 and Secured Notes issued in March 2002 are fully and unconditionally, jointly and severally guaranteed by the assets of Penton’s domestic subsidiaries, which are 100% owned by the Company, and also by the stock of certain subsidiaries.
The following schedules set forth condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005, and condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, and condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005. In the following schedules, “Parent” refers to Penton Media, Inc., “Guarantor Subsidiaries” refers to Penton’s wholly owned domestic subsidiaries, and “Non-guarantor Subsidiaries” refers to Penton’s foreign subsidiaries. “Eliminations” represent the adjustments necessary to eliminate the investments in Penton’s subsidiaries.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
At September 30, 2006

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,115	$5	$673	$—	$1,793
Restricted cash	319	—	—	—	319
Accounts receivable, net	23,595	3,390	1,271	—	28,256
Inventories	705	181	4	—	890
Deferred tax assets	402	—	—	(88)	314
Prepayments, deposits and other	4,869	252	98	—	5,219

Total current assets	31,005	3,828	2,046	(88)	36,791

Property and equipment, net	7,347	1,076	83	—	8,506
Goodwill	136,689	36,923	—	—	173,612
Other intangible assets, net	3,885	1,017	390	—	5,292
Other non-current assets	3,285	148	7	—	3,440
Investments in subsidiaries	(254,723)	—	—	254,723	—

	$(72,512)	$42,992	$2,526	$254,635	$227,641

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$21,925	$1,350	$475	$—	$23,750
Accrued compensation and benefits	4,489	485	57	—	5,031
Unearned income	21,997	2,717	1,607	—	26,321

Total current liabilities	48,411	4,552	2,139	—	55,102

Senior secured notes, net of discount	80,232	77,086	—	—	157,318
Senior subordinated notes, net of discount	78,135	75,070	—	—	153,205
Accrued pension liability	11,714	—	—	—	11,714
Deferred tax liability	23,816	952	—	(88)	24,680
Intercompany advances	(139,077)	101,955	37,122	—	—
Other non-current liabilities	5,705	1,365	—	—	7,070

Total liabilities	108,936	260,980	39,261	(88)	409,089

Commitments and contingencies

Mandatorily redeemable convertible preferred stock (Note 11)	81,129	—	—	—	81,129

Series M preferred stock (Note 11)	36	—	—	—	36

Stockholders’ deficit:
Common stock and capital in excess of par value	201,528	202,145	16,866	(219,011)	201,528
Retained deficit	(461,458)	(420,088)	(53,276)	473,364	(461,458)
Notes receivable from officers, net of reserve	—	—	—	—	—
Accumulated other comprehensive income (loss)	(2,683)	(45)	(325)	370	(2,683)

	(262,613)	(217,988)	(36,735)	254,723	(262,613)

	$(72,512)	$42,992	$2,526	$254,635	$227,641

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2005

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$286	$58	$288	$—	$632
Restricted cash	299	—	—	—	299
Accounts receivable, net	22,853	3,558	1,060	—	27,471
Inventories	904	190	4	—	1,098
Deferred tax asset	402	—	—	(88)	314
Prepayments, deposits and other	2,179	227	46	—	2,452

Total current assets	26,923	4,033	1,398	(88)	32,266

Property and equipment, net	9,003	1,304	94	—	10,401
Goodwill	136,689	36,914	—	—	173,603
Other intangible assets, net	4,219	1,743	—	—	5,962
Other non-current assets	4,791	138	8	—	4,937
Investment in subsidiaries	(240,510)	—	—	240,510	—

	$(58,885)	$44,132	$1,500	$240,422	$227,169

Liabilities and stockholders’ deficit
Current liabilities:
Loan and security agreement revolver	$10,200	$—	$—	$—	$10,200
Accounts payable and accrued expenses	12,676	1,512	259	—	14,447
Accrued compensation and benefits	4,218	736	62	—	5,016
Unearned income	18,774	2,464	1,464	—	22,702

Total current liabilities	45,868	4,712	1,785	—	52,365
Senior secured notes, net of discount	80,169	77,026	—	—	157,195
Senior subordinated notes, net of discount	78,008	74,948	—	—	152,956
Accrued pension liability	12,400	—	—	—	12,400
Deferred tax liability	21,803	952	—	(88)	22,667
Intercompany advances	(125,039)	88,547	36,492	—	—
Other non-current liabilities	6,381	1,680	—	—	8,061

Total liabilities	119,590	247,865	38,277	(88)	405,644

Mandatorily redeemable convertible preferred stock (Note 11)	74,849	—	—	—	74,849

Series M preferred stock (Note 11)	18	—	—	—	18

Stockholders’ deficit:
Common stock and capital in excess of par value	207,792	202,405	16,566	(218,971)	207,792
Retained deficit	(458,489)	(406,093)	(53,058)	459,151	(458,489)
Notes receivable from officers, net of reserve	—	—	—	—	—
Accumulated other comprehensive loss	(2,645)	(45)	(285)	330	(2,645)

	(253,342)	(203,733)	(36,777)	240,510	(253,342)

	$(58,885)	$44,132	$1,500	$240,422	$227,169

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2006

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenues	$34,682	$6,573	$908	$—	$42,163

Operating expenses:
Editorial, production and circulation	15,368	3,110	317	—	18,795
Selling, general and administrative	12,160	3,776	513	—	16,449
Restructuring and other charges (credits), net	64	(50)	—	—	14
Depreciation and amortization	905	333	16	—	1,254

	28,497	7,169	846	—	36,512

Operating income (loss)	6,185	(596)	62	—	5,651

Other income (expense):
Interest expense	(5,619)	(4,069)	(33)	—	(9,721)
Interest income	22	—	—	—	22
Equity in losses of subsidiaries	(4,649)	—	—	4,649	—
Other, net	(2)	—	—	—	(2)

	(10,248)	(4,069)	(33)	4,649	(9,701)

Income (loss) from continuing operations before income taxes	(4,063)	(4,665)	29	4,649	(4,050)

Provision for income taxes	678	—	13	—	691

Net income (loss)	$(4,741)	$(4,665)	$16	$4,649	$(4,741)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2005

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenues	$42,064	$8,353	$569	$—	$50,986

Operating expenses:
Editorial, production and circulation	17,196	4,036	90	—	21,322
Selling, general and administrative	14,880	2,174	380	—	17,434
Restructuring and other charges (credits), net	10	(32)	—	—	(22)
Depreciation and amortization	1,111	356	19	—	1,486

	33,197	6,534	489	—	40,220

Operating income (loss)	8,867	1,819	80	—	10,766

Other income (expense):
Interest expense	(5,266)	(4,572)	(23)	—	(9,861)
Interest income	41	—	—	—	41
Equity in losses of subsidiaries	(2,726)	—	—	2,726	—
Other, net	(42)	(27)	—	—	(69)

	(7,993)	(4,599)	(23)	2,726	(9,889)

Income (loss) from continuing operations before income taxes	874	(2,780)	57	2,726	877

Provision for income taxes	615	3	—	—	618

Net income (loss)	$259	$(2,783)	$57	$2,726	$259

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2006

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenues	$121,779	$20,386	$1,950	$—	$144,115

Operating expenses:
Editorial, production and circulation	49,311	9,608	813	—	59,732
Selling, general and administrative	39,309	11,494	1,220	—	52,023
Restructuring and other charges (credits), net	112	(71)	—	—	41
Depreciation and amortization	3,091	1,050	44	—	4,185

	91,823	22,081	2,077	—	115,981

Operating income (loss)	29,956	(1,695)	(127)	—	28,134

Other income (expense):
Interest expense	(16,721)	(12,301)	(90)	—	(29,112)
Interest income	65	—	—	—	65
Equity in losses of subsidiaries	(14,213)	—	—	14,213	—
Other, net	(2)	—	—	—	(2)

	(30,871)	(12,301)	(90)	14,213	(29,049)

Income (loss) from continuing operations before income taxes	(915)	(13,996)	(217)	14,213	(915)

Provision for income taxes	2,054	—	—	—	2,054

Net income (loss)	$(2,969)	$(13,996)	$(217)	$14,213	$(2,969)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2005

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenues	$123,714	$22,619	$1,798	$—	$148,131

Operating expenses:
Editorial, production and circulation	50,334	11,201	457	—	61,992
Selling, general and administrative	44,162	6,350	1,085	—	51,597
Restructuring and other charges (credits), net	280	(50)	—	—	230
Depreciation and amortization	3,932	1,071	58	—	5,061

	98,708	18,572	1,600	—	118,880

Operating income (loss)	25,006	4,047	198	—	29,251

Other income (expense):
Interest expense	(15,789)	(13,720)	(100)	—	(29,609)
Interest income	103	—	—	—	103
Equity in losses of subsidiaries	(12,575)	—	—	12,575	—
Gain on extinguishment of debt	1,589	—	—	—	1,589
Other, net	(52)	(27)	(14)	—	(93)

	(26,724)	(13,747)	(114)	12,575	(28,010)

Income (loss) from continuing operations before income taxes	(1,718)	(9,700)	84	12,575	1,241

Provision for income taxes	2,014	—	—	—	2,014

Income (loss) from continuing operations	(3,732)	(9,700)	84	12,575	(773)

Loss from discontinued operations, net of taxes	—	—	(2,959)	—	(2,959)

Net income (loss)	$(3,732)	$(9,700)	$(2,875)	$12,575	$(3,732)

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
PENTON MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2006

		Guarantor	Non-guarantor		Penton
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Net cash provided by operating activities	$12,187	$43	$396	$—	$12,626

Cash flows from investing activities:
Capital expenditures	(706)	(91)	(10)	—	(807)
Cash paid for acquisitions	(565)	(5)	—	—	(570)
Increase in restricted cash	(20)	—	—	—	(20)

Net cash used for investing activities	(1,291)	(96)	(10)	—	(1,397)

Cash flows from financing activities:
Repayment of loan and security agreement revolver, net	(10,200)	—	—	—	(10,200)
Increase (decrease) in cash overdraft balance	85	—	(1)	—	84

Net cash provided by (used for) financing activities	(10,115)	—	(1)	—	(10,116)

Effect of exchange rate changes on cash	48	—	—	—	48

Net increase (decrease) in cash and cash equivalents	829	(53)	385	—	1,161
Cash and cash equivalents at beginning of year	286	58	288	—	632

Cash and cash equivalents at end of period	$1,115	$5	$673	$—	$1,793

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

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 18 – SUBSEQUENT EVENTS
Plan of Merger
On November 2, 2006 the Company announced that it has entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Prism Business Media Holdings, Inc., a Delaware corporation (“Prism” or “Parent”), and Prism Acquisition Co., a Delaware corporation and a direct wholly-owned subsidiary of Prism (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Prism.
The Merger Agreement provides for a sale of the Company to Prism for aggregate merger consideration payable to the Company’s stockholders of $194.2 million. The total value of the transaction, including the assumption or repayment of the estimated debt at closing, is approximately $530.0 million.
Aggregate merger consideration will be allocated in accordance with the previously announced allocation agreement dated July 11, 2006 between the Company and the holders of the Company’s Series C Preferred stock, as amended (see discussion in Note 11 – Preferred Stock). The aggregate merger consideration distributable to holders of the Company’s common stock, after deducting amounts distributable to the holders of the Company’s Series M Preferred holders of approximately $12.5 million and amount distributable to options holders of approximately $0.2 million, will be approximately $27.8 million, or approximately $0.81 per share based on 34,511,869 shares outstanding as of October 31, 2006. The amount distributable to the holders of the Company’s Series C Preferred stock will be approximately $153.7 million.
All outstanding and unexercised options to purchase shares of the Company’s common stock will be canceled and converted into the right to receive an amount in cash equal to the product of (i) the number of shares of common stock previously subject to the option and (ii) the excess, if any, of the per share consideration available to holders of the Company’s common stock over the exercise price thereof, without interest and less any required withholding taxes. The amount distributable to holders of options to purchase shares of the Company’s common stock will be approximately $0.2 million.
The Merger is conditioned, among other things, on the adoption of the Merger Agreement by the Company’s stockholders and the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
Subject to certain conditions, the Merger Agreement may be terminated by either Prism or the Company if the Merger has not been consummated by March 31, 2007. The Merger Agreement also contains other termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company may be required to pay Prism a termination fee equal to approximately $9.7 million. In the event the Merger Agreement is terminated for failure by Prism to receive the proceeds of the debt financing contemplated by the Merger Agreement, Prism may be required to pay to the Company a termination fee equal to $15.0 million.
Voting agreement
In connection with the execution of the Merger Agreement, ABRY Mezzanine Partners, L.P., ABACUS Fund Partners, LP, ABACUS Fund, Ltd., Sandler Capital Partners V Germany, L.P., Sandler Capital Partners V FTE, L.P. and Sandler Capital Partners V, L.P. (the “Stockholders”) entered into a Voting Agreement, dated as of November 1, 2006 (the “Voting Agreement”), with Parent and Merger Sub pursuant to which, among other things, the Stockholders agreed to vote all shares of Series C Preferred stock held by the Stockholders (and any other shares of the Company’s stock they may hold in the future) in favor of the Merger and the adoption of the Merger Agreement and against any proposal made in opposition to, or in competition with, the consummation of the Merger. The Stockholders represent approximately 22% of the votes of all issued and outstanding shares of the Company’s common and preferred stock entitled to vote on the adoption of the Merger Agreement. The Voting Agreement will terminate upon the earliest of (i) the effective time of the Merger, (ii) the termination of the Merger Agreement in accordance with its terms, (iii) April 30, 2007 or (iv) written notice of termination of the Voting Agreement by Parent to the Stockholders.

PENTON MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allocation agreement amendment
The allocation agreement dated July 11, 2006 between the Company and the holders of the Company’s Series C Preferred stock (as discussed in Note 11 – Preferred Stock) was amended to clarify the operation of the agreement’s allocation formula as it relates to the portion of net proceeds that would be payable to holders of outstanding options to purchase shares of the Company’s common stock. Under this clarification, the allocation of net proceeds payable to the holders of common stock would be reduced by one-half of the proceeds payable to option holders, with the remaining one-half of option proceeds reducing the allocation of net proceeds payable to the holders of Series C Preferred stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future results. Penton considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. Although Penton believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. A number of important factors could cause Penton’s results to differ materially from those indicated by such forward-looking statements, including, among other factors:
•	our pending acquisition by Prism may create uncertainties that could affect our business, including satisfaction of the conditions to the merger agreement;

•	fluctuations in advertising revenue with general economic cycles;

•	economic uncertainty exacerbated by potential terrorist attacks on the United States, the impact of U.S. military and political engagement in Iraq, and other geopolitical events;

•	the performance of our natural products industry trade shows;

•	the seasonality of revenues from trade shows and conferences;

•	our ability to launch new products that fit strategically with and add value to our business;

•	our ability to penetrate new markets internationally;

•	increases in paper and postage costs;

•	the effectiveness of our cost-saving efforts;

•	the infringement or invalidation of Penton’s intellectual property rights;

•	pending litigation;

•	government regulation;

•	competition; and

•	technological changes.
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
In the first nine months of 2006, we recorded a net loss of $3.0 million compared with a net loss of $3.7 million in the comparable period of 2005. The 2005 net loss includes a gain of $1.6 million from the repurchase of bonds in February 2005 and a loss of $3.0 million from discontinued operations. Revenues for the nine months ended September 30, 2006 were

$144.1 million compared with $148.1 million for the same period in 2005. The decrease in revenues was due to the shift in timing of our Natural Products Expo East event from September of 2005 to October in 2006. In addition, in the first nine months of 2006 our total adjusted segment EBITDA was $46.0 million, a decrease of $1.0 million from the $47.0 million in the first nine months of 2005. This decrease was also due to the shift in timing of our Natural Products Expo East event. See “Results of Operations – Segments” for additional information.
Plan of Merger
On November 2, 2006 the Company announced that it has entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Prism Business Media Holdings, Inc., a Delaware corporation (“Prism” or “Parent”), and Prism Acquisition Co., a Delaware corporation and a direct wholly-owned subsidiary of Prism (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Prism.
The Merger Agreement provides for a sale of the Company to Prism for aggregate merger consideration payable to the Company’s stockholders of $194.2 million. The total value of the transaction, including the assumption or repayment of the estimated debt at closing, is approximately $530.0 million.
Aggregate merger consideration will be allocated in accordance with the previously announced allocation agreement (discussed below) dated July 11, 2006 between the Company and the holders of the Company’s Series C Preferred stock, as amended. The aggregate amount distributable to the holders of the Company’s common stock in connection with the Merger will be approximately $27.8 million, or approximately $0.81 per share based on 34,511,869 shares outstanding as of October 31, 2006. The amount distributable to the holders of the Company’s Series C Preferred stock will be approximately $153.7 million, and the aggregate amount distributable to the holders of the Company’s Series M Preferred stock will be approximately $12.5 million.
All outstanding and unexercised options to purchase shares of the Company’s common stock will be canceled and converted into the right to receive an amount in cash equal to the product of (i) the number of shares of common stock previously subject to the option and (ii) the excess, if any, of the per share consideration available to holders of the Company’s common stock over the exercise price thereof, without interest and less any required withholding taxes. The amount distributable to holders of options to purchase shares of the Company’s common stock will be approximately $0.02 million.
The Merger is conditioned, among other things, on the adoption of the Merger Agreement by the Company’s stockholders and the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
Subject to certain conditions, the Merger Agreement may be terminated by either Prism or the Company if the Merger has not been consummated by March 31, 2007. The Merger Agreement also contains other termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company may be required to pay Prism a termination fee equal to approximately $9.7 million. In the event the Merger Agreement is terminated for failure by Prism to receive the proceeds of the debt financing contemplated by the Merger Agreement, Prism may be required to pay to the Company a termination fee equal to $15.0 million.
Allocation of Potential Sales Proceeds
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
On November 1, 2006 the allocation agreement dated July 11, 2006 between the Company and the holders of the Company’s Series C Preferred stock was amended to clarify the operation of the agreement’s allocation formula as it relates to the portion of net proceeds that would be payable to holders of outstanding options to purchase shares of the Company’s common stock. Under this clarification, the allocation of net proceeds payable to the holders of common stock would be reduced by one-half of the proceeds payable to option holders, with the remaining one-half of option proceeds reducing the allocation of net proceeds payable to the holders of Series C Preferred stock.
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
Upon any such sale, David Nussbaum will receive a cash bonus of $400,000. The other four senior managers will each receive a variable cash bonus based on the sale proceeds distributable to holders of the Company’s Series C Preferred stock and common stock (“Equity Proceeds”) as outlined in the following bonus schedule:

Equity Proceeds from Sale of Company	Sale Bonus
Less than $135.0 million	$25,000
$135.0 million or more but less than $145.0 million	$50,000
$145.0 million or more but less than $185.0 million	$100,000
$185.0 million or greater	$150,000
2006 Acquisitions
•	In February 2006, the Company acquired the assets of WeldingWeb.com. WeldingWeb.com is a web site with more than 7,000 registered members and generates more than 220,000 page views monthly. The site has been integrated with our Metalworking group, which is part of our Industry segment.

•	In April 2006, the Company acquired the assets of HVAC-Talk.com, a website with more than 43,000 registered members and generates over 104,000 unique visitors and 2,700,000 page views per month. HVAC-Talk.com has been integrated with Penton’s Contracting Business group, which is part of our Industry segment. The web site adds a key interactive component to the group.

•	In July 2006, the Company acquired the assets of Web-EE. Web-EE offers schematics, project and tutorial content, and components application notes for electronic design engineers. The Website has been integrated with Penton’s Electronics group, which is part of our Technology segment.

•	In September 2006, the Company acquired the assets of NPI International Corporation (“NPI”). NPI is an online information resource serving nutraceutical, nutritional, dietary supplement, cosmetic, and food industries. NPIcenter.com generates over 400,000 visits per month from natural supply executives. The site will be integrated with Penton’s natural products group, which is part of our Lifestyle segment.
A key part of our growth strategy is to continue to expand our eMedia offerings, through acquisitions such as those noted above, through internal product development, and through strategic partnerships.

RESULTS OF OPERATIONS
Revenues
Three-Month Comparison
A summary of revenues by product for the three months ended September 30, 2006 and 2005 is as follows:

	2006	2005	$ Change	% Change
	(In thousands)
Publishing	$33,042	$33,994	$(952)	(2.8)%
Trade shows & conferences	3,424	12,699	(9,275)	(73.0)%
Online media	5,697	4,293	1,404	32.7%

Total revenues	$42,163	$50,986	$(8,823)	(17.3)%

The $1.0 million, or 2.8%, decrease in publishing revenues was primarily due to a change in the mailing dates for three of our monthly magazines from July in 2005 to June in 2006. Consequently, the Company did not recognize revenues of approximately $0.8 million in the third quarter of 2006 as compared to the same period in 2005. Two of these issues affected our Industry segment and one affected our Retail segment. The remainder of the decrease was due to the continued decline in print advertising from our manufacturing group.
The $9.3 million, or 73.0%, decrease in trade show and conference revenues between the third quarter of 2006 and the third quarter of 2005 is primarily due to the following factors: (i) a shift in timing of our Natural Products Expo East trade show event from the third quarter of 2005 to the fourth quarter in 2006, which accounted for $7.7 million of the decrease; (ii) lower road show revenues of $1.2 million; and (iii) the absence of $0.9 million in revenues related to three events which were held in the third quarter of 2005 but were not held in 2006. These decreases were partially offset by a shift in timing of our Natural Products Expo Japan tradeshow from the second quarter of 2005 to the third quarter in 2006.
The $1.4 million, or 32.7%, increase in online media revenues was primarily due to increases of approximately $0.8 million in Web site-related advertising revenues, an increase of nearly $0.4 million in sponsorship revenues, and an increase of $0.2 million in electronic newsletter revenues. These increases are a direct result of managements’ focus on aggressively developing new eMedia products and investing in eMedia staff, technology, infrastructure and training.
Nine-Month Comparison
A summary of revenues by product for the nine months ended September 30, 2006 and 2005 is as follows:

	2006	2005	$ Change	% Change
	(In thousands)
Publishing	$101,201	$102,250	$(1,049)	(1.0)%
Trade shows & conferences	25,849	32,790	(6,941)	(21.2)%
Online media	17,065	13,091	3,974	30.4%

Total revenues	$144,115	$148,131	$(4,016)	(2.7)%

The $1.0 million, or 1.0%, decrease in publishing revenues was primarily due to six publications that were shut down after September 30, 2005, which accounted for $0.6 million of the decline, as well as a decrease in ad page revenues from our electronic and IT Media groups. These decreases were partially offset by increased revenues from our Lifestyle segment of approximately $0.3 million, increased revenues from new custom print projects, as well as revenues from MSD2D, which was acquired in August 2005.
The $6.9 million, or 21.2%, decrease in trade show and conference revenues between the first nine months of 2006 and the first nine months of 2005 is primarily due to the shift in timing of our Natural Products Expo East trade show event from September in 2005 to October in 2006, which accounted for $7.7 million of the decrease, and the absence of $1.2 million in revenues related to four events which were held in 2005 but not in 2006. These decreases were partially offset by higher revenues from our Natural Products Expo West event held in March 2006 and our Comfortech event, which was held in the third quarter and was the largest event in its 10-year history in terms of attendance and revenue.

The $4.0 million, or 30.4%, increase in online media revenues was primarily due to increases of approximately $2.2 million in Web site-related advertising revenues, an increase of $1.1 million in sponsorship revenues, and an increase of $0.7 million in electronic newsletter revenues. During the first nine months of 2006, we produced 244 webcasts, an increase of 40% over the same 2005 period.
Revenue trends within each segment are detailed below in the segment discussion section.
Editorial, Production and Circulation

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
			(In millions)
Editorial, production and circulation	$18.8	$21.3	(11.9)%	$59.7	$62.0	(3.6)%
Percent of revenues	44.6%	41.8%		41.4%	41.8%
Our editorial, production and circulation expenses include personnel costs, purchased editorial costs, exhibit hall costs, online media costs, postage charges, circulation qualification costs, and paper costs. The decrease of $2.5 million, or 11.9%, in editorial, production and circulation expenses for the three months ended September 30, 2006 compared with the same period of 2005, was primarily due to the shift in timing of our Natural Products Expo East tradeshow from the third quarter 2005 to the fourth quarter 2006, as direct expenses related to the show are deferred and recognized when the show is held; lower road show related costs, as there were fewer events in the third quarter of 2006 as compared to the same period in 2005; and the absence of costs related to three events that were held in the third quarter in 2005 but not in 2006. The decrease of $2.3 million, or 3.6%, in editorial, production and circulation expenses for the nine months ended September 30, 2006 compared with the same period of 2005 was primarily due to items noted above in addition to lower purchased editorial costs, lower postage costs and lower circulation expenses.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
			(In millions)
Selling, general and administrative	$16.4	$17.4	(5.6)%	$52.0	$51.6	0.8%
Percent of revenues	39.0%	34.2%		36.1%	34.8%
Our selling, general and administrative (“SG&A”) expenses include personnel costs, independent sales representative commissions, product marketing, and facility costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems, and communications. The decrease of $1.0 million, or 5.6% in SG&A expenses for the three months ended September 30, 2006 compared with the same 2005 period is primarily due to the shift in timing of our Natural Products Expo East tradeshow from the third quarter 2005 to the fourth quarter 2006, as direct expenses related to the event, such as marketing costs, are deferred and recognized in the month the show is held. In addition, health care costs for the third quarter of 2006 were $0.3 million less than the same period in 2005. These decreases were partially offset by $0.4 million in non-recurring costs incurred during the third quarter of 2006 directly related to the potential sale of the Company.
The increase of $0.4 million, or 0.8% in SG&A costs for the nine months ended September 30, 2006 compared with the same 2005 period, is due primarily to $1.3 million in non-recurring costs incurred related the potential sale of the Company as well as an increase of $0.3 million in health care costs. This increase was partially offset by the absence of direct costs related to our Natural Products Expo East tradeshow, as this event was held in October of 2006 compared with September of 2005. Direct costs related to the 2006 event have been deferred at September 30, 2006 and will be recognized in October when the event is held.

Restructuring and Other Charges (credits), net
The following table summarizes all of the Company’s restructuring activity through September 30, 2006 (in thousands):

	Employee
	Separation	Facility
	Costs	Closing Costs	Total
Accrual at December 31, 2005	$25	$5,998	$6,023
Adjustments	—	21	21
Cash payments	(4)	(1,018)	(1,022)

Accrual at September 30, 2006	$21	$5,001	$5,022

We expect to make cash payments through the remainder of 2006 of approximately $0.3 million for facility lease obligations. The balance of severance costs will be paid in 2007, while the balance of facility costs are expected to be paid through the end of their respective lease terms, which extend through 2013.
Amounts due within one year of approximately $1.3 million and $1.2 million at September 30, 2006 and December 31, 2005, respectively, are classified in other accrued expenses on the consolidated balance sheets. Amounts due after one year of approximately $3.7 million and $4.8 million at September 30, 2006 and December 31, 2005, respectively, are included in other non-current liabilities on the consolidated balance sheets.
In the first quarter of 2005, the Company announced plans to shutdown its Wireless Systems Design magazine, which was part of our Technology segment. The shut down resulted in the termination of eight employees at a cost of approximately $0.2 million.
Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
			(In millions)
Interest expense	$(9.7)	$(9.9)	(1.4)%	$(29.1)	$(29.6)	(1.7)%
Gain on extinguishment of debt	$—	$—	n/m	$—	$1.6	n/m
The decrease in interest expense for the three and nine months ended September 30, 2006 compared with the same periods in 2005 was due to the repurchase of $19.7 million face value of our Subordinated Notes during 2005. These decreased interest costs related to the notes were partially offset by additional interest incurred on the Company’s Loan and Security Agreement revolver.
The Company recognized a gain of approximately $1.6 million for the nine months ended September 30, 2005 from the repurchase of $5.5 million of our Subordinated Notes in February 2005. The Company repurchased the notes for approximately $3.8 million, as the notes were trading at 69% of their par value at the time of purchase.
Effective Tax Rates
The effective tax rates for the three months ended September 30, 2006 and 2005 were a provision of 17.1% and 70.5%, respectively. The lower effective tax rate for the three months ended September 30, 2006 compared to September 30, 2005 is primarily due to deferred tax liabilities on indefinite life intangibles being included in the tax provision as a fixed amount while the income (loss) from continuing operations changed between periods.
The effective tax rates for the nine months ended September 30, 2006 and 2005 were a provision of 224.5% and 162.3%, respectively. The higher effective tax rate for the nine months ended September 30, 2006 compared to September 30, 2005 is primarily due to deferred tax liabilities on indefinite life intangibles being included in the tax provision as a fixed amount while the income (loss) from continuing operations changed between periods.
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes will be due. If management ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company also recognizes tax benefits to the extent that it is probable that its position will be sustained when challenged by the taxing authorities. At September 30, 2006 and December 31, 2005, the Company had not recognized tax benefits of approximately $1.5 million and $1.4 million, respectively, relating to various state tax positions. Should the ultimate outcome be unfavorable, the Company may be required to pay the amount currently accrued.
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
Discontinued operations for the nine month period includes revenues from PM Europe of $0.7 million. Income taxes on discontinued operations were not material as the Company had a full valuation allowance established in 2005.
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
The executive management team evaluates performance of the segments based on revenues and adjusted segment EBITDA. As such, in the analysis that follows, we have used adjusted segment EBITDA, which we define as net income (loss) before interest, taxes, depreciation and amortization, restructuring charges, discontinued operations, general and administrative costs, and other non-operating items. General and administrative costs include functions such as finance, accounting, human resources and information systems, which cannot reasonably be allocated to each segment. See Note 16 – Segments, for a reconciliation of total adjusted segment EBITDA to consolidated income (loss) from continuing operations before income taxes.
Financial information by segment for the three months ended September 30, 2006 and 2005, is summarized as follows (in thousands):

			Adjusted		Adjusted Segment
	Revenues		Segment EBITDA		EBITDA Margin
	2006	2005	2006	2005	2006	2005
Industry	$20,446	$19,772	$7,110	$6,016	34.8%	30.4%
Technology	12,712	14,354	2,916	3,281	22.9%	22.9%
Lifestyle	4,144	11,233	(279)	5,142	(6.7)%	45.8%
Retail	4,861	5,627	1,525	1,905	31.4%	33.9%

Total	$42,163	$50,986	$11,272	$16,344

Financial information by segment for the nine months ended September 30, 2006 and 2005, is summarized as follows (in thousands):

			Adjusted		Adjusted Segment
	Revenues		Segment EBITDA		EBITDA Margin
	2006	2005	2006	2005	2006	2005
Industry	$58,773	$57,225	$19,274	$17,219	32.8%	30.1%
Technology	42,239	42,931	9,684	8,949	22.9%	20.8%
Lifestyle	27,313	32,069	11,954	15,800	43.8%	49.3%
Retail	15,790	15,906	5,083	5,047	32.2%	31.7%

Total	$144,115	$148,131	$45,995	$47,015

Industry
Three Months
Our Industry segment, which represented 48.5% and 38.8% of total Company revenues for the three months ended September 30, 2006 and 2005, respectively, serves customers in the manufacturing, design/engineering, mechanical systems/construction, and government/compliance industries. For the three months ended September 30, 2006 and 2005, respectively, 81.0% and 83.1% of this segment’s revenues were generated from publishing operations, 9.0% and 9.8% from trade shows and conferences, and 10.0% and 7.1% from online media products.
Revenues for this segment increased $0.7 million, or 3.4%, from $19.8 million for the three months ended September 30, 2005 to $20.4 million, for the same period in 2006. This increase was due to higher online revenues of $0.6 million and higher publishing revenues of $0.1 million, partially offset by lower trade show and conference revenues of $0.1 million. The construction and design engineering units were accountable for most of the improvements as the group’s publishing and online revenues were strong. Lower trade show and conference revenues was primarily due to lower roadshow revenues realized in the third quarter of 2006 compared to the same 2005 quarter partially offset by revenues from our Comfortech event held in the third quarter which was the largest event in its 10-year history in terms of attendance and revenues.
Adjusted segment EBITDA for our Industry portfolio increased $1.1 million, or 18.2%, from $6.0 million for the three months ended September 30, 2005 to $7.1 million for the same period in 2006. Industry publications increased $0.5 million, online media improved $0.4 million, and trade shows and conferences increased by $0.2 million. The increase in adjusted segment EBITDA margin was due primarily to higher revenues and cost reduction efforts that continue to be a primary focus of management.
Nine Months
Our Industry segment represented 40.8% and 38.6% of total Company revenues for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, respectively, 86.3% and 88.6% of this segment’s revenues were generated from publishing operations, 3.9% and 4.6%, from trade shows and conferences, and 9.8% and 6.9% from online media products.
Revenues for this segment increased $1.5 million, or 2.7%, from $57.2 million for the nine months ended September 30, 2005 to $58.8 million for the same period in 2006. This increase was due to higher online revenues of $1.8 million, partially offset by lower trade shows and conference revenues of $0.3 million. Publication revenues remained flat comparing the same two periods. The increase in online revenues was attributable to all groups within the Industry segment, with the manufacturing and design engineering groups showing the largest revenue increases. Lower trade show and conference revenues were due to lower manufacturing group roadshow revenues realized in the third quarter of 2006 compared with the same 2005 period.
Adjusted segment EBITDA for our Industry portfolio increased $2.1 million, or 11.9%, from $17.2 million for the nine months ended September 30, 2005 to $19.3 million for the same period in 2006. Industry online media increased $1.1 million and publications adjusted EBITDA improved $1.0 million. Trade shows and conferences adjusted EBITDA remained flat for the same periods. The increase in adjusted segment EBITDA margin was due primarily to higher revenues and cost reduction efforts.
Technology
Three Months
Our Technology segment, which represented 30.1% and 28.2% of total Company revenues for the three months ended September 30, 2006 and 2005, respectively, serves customers in the business technology, aviation, enterprise information technology and electronics industries. For the three months ended September 30, 2006 and 2005, respectively, 68.2% and 63.9% of this segment’s revenues were generated from publishing operations, 5.7% and 17.2% from trade shows and conferences, and 26.1% and 18.9% from online media products.
Revenues for this segment decreased $1.6 million, or 11.4%, from $14.3 million for the three months ended September 30, 2005 to $12.7 million for the same period in 2006. The decrease was due to lower trade show and conference revenues of $1.7 million and lower publishing revenues of $0.5 million, which were partially offset by higher online media revenues of $0.6 million. The decrease in trade show and conference revenues was primarily due to lower roadshow revenues realized in the 2006 quarter compared to the same 2005 quarter and an event which was held in the third quarter of 2005 but cancelled in 2006. The decrease in publishing revenues was primarily the result of lower revenues from our electronic and IT Media publications in the third quarter 2006 compared with the same 2005 period. The increase in online media revenues was primarily attributable to all groups within the Technology segment, with the IT Media group showing the largest revenue increase as customers continue to shift their spending from publishing advertising to online advertising in these markets.
Adjusted segment EBITDA for our Technology portfolio decreased $0.4 million, or 11.1%, from $3.3 million for the three months ended September 30, 2005 to $2.9 million for the same period in 2006. The decrease was attributable to trade shows and conferences of $0.7 million and publications of $0.1 million, offset by an increase in online media of $0.4 million. The decrease in adjusted segment EBITDA margins was due primarily to the decline in revenue.
Nine Months
Our Technology segment represented 29.3% and 29.0% of total Company revenues for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, respectively, 63.0% and 64.7% of this segment’s revenues were generated from publishing operations, 12.1% and 15.1% from trade shows and conferences, and 24.9% and 20.2% from online media products.
Revenues for this segment decreased $0.7 million, or 1.6%, from $42.9 million for the nine months ended September 30, 2005 to $42.2 million for the same period in 2006. The decrease was due primarily to lower trade show and conference revenues of $1.4 million and lower publishing revenues of $1.2 million, partially offset by higher online media revenues of nearly $1.9 million. The trade show and conference decrease was primarily due to lower roadshow revenues and two events that were held in 2005 but not in 2006. The decrease in publishing revenues was primarily the result of lower revenues from our electronic and IT Media publications, offset in part by increased revenues from our business technology and aviation publications. The increase in online media revenues was primarily due to improvements in our IT Media and electronics groups.
Adjusted segment EBITDA for our Technology portfolio increased $0.7 million, or 8.2%, from $9.0 million for the nine months ended September 30, 2005 to $9.7 million for the same period in 2006. The increase was attributable to online media growth of $1.4 million and publications growth of $0.1 million. These improvements were partially offset by a decline of $0.8 million in the segment’s trade shows and conferences. The increase in adjusted segment EBITDA margins was due primarily to publishing cost reductions and improved online revenues.

Lifestyle
Three Months
Our Lifestyle segment, which represented 9.8% and 22.0% of total Company revenues for the three months ended September 30, 2006 and 2005, respectively, serves customers in the natural products industry. For the three months ended September 30, 2006 and 2005, respectively, 74.9% and 26.4% of this segment’s revenues were generated from publishing, 22.1% and 72.9% from trade shows and conferences and 3.0% and 0.7% from online media products.
Revenues for this segment decreased $7.1 million, or 63.1%, from $11.2 million for the three months ended September 30, 2005 to $4.1 million for the same period in 2006. Trade shows and conferences accounted for $7.3 of the decrease primarily due to the shift in timing of the Natural Products Expo East trade show, which was held in the third quarter of 2005 and the fourth quarter of 2006. The decrease was partially offset by an increase in publishing revenues of nearly $0.2 million as online media revenues remained relatively flat. The acquisition of NPIcenter was completed at the end of the third quarter of 2006, which will elevate the segment’s New Hope brand’s online presence within the Natural Products marketplace.
Adjusted segment EBITDA for the Lifestyle segment decreased $5.4 million, or 105.4%, from $5.1 million for the three months ended September 30, 2005 to a loss of $0.3 million for the same period in 2006. Trade shows and conferences accounted for nearly all of this decrease due to the shift in timing of the event.
Nine Months
Our Lifestyle segment represented 19.0% and 21.6% of total Company revenues for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, respectively, 33.3% and 27.4% of this segment’s revenues were generated from publishing, 65.6% and 72.1% from trade shows and conferences, and 1.1% and 0.5% from online media products.
Revenues for this segment decreased $4.8 million, or 14.8%, from $32.1 million for the nine months ended September 30, 2005 to $27.3 million for the same period in 2006. Trade show and conference revenues accounted for $5.2 million of this decrease, offset in-part by an increase in publishing revenues of $0.3 million and an increase in online media revenues of $0.1 million. The decrease in trade shows and conference revenues was due to the shift in timing of our Natural Products Expo East event, which was held in the third quarter of 2005 but not until the fourth quarter of 2006. The increase in publishing revenues was primarily due to additional custom publishing revenues. Online media revenues increased through the addition of new Web sites, as management attempts to drive revenue and profits by accelerating eMedia product development in this segment.
Adjusted segment EBITDA for the Lifestyle segment decreased $3.8 million, or 24.3%, from $15.8 million for the nine months ended September 30, 2005 to $12.0 million for the same period in 2006. Trade shows and conferences accounted for nearly all of this decrease.
Retail
Three Months
Our Retail segment, which represented 11.5% and 11.0% of total Company revenues for the three months ended September 30, 2006 and 2005, respectively, serves customers in the food/retail and hospitality industries. For the three months ended September 30, 2006 and 2005, respectively, 96.2% and 95.2% of this segment’s revenues were generated from publishing, 0.1% and 3.1% from trade shows and conferences, and 3.8% and 1.7% from online media products.
Revenues for this segment decreased $0.8 million, or 13.6%, from $5.6 million for the three months ended September 30, 2005, to $4.8 million for the same period in 2006. This decrease was due primarily to lower publishing revenues of $0.7 million and trade show and conference revenues of $0.2 million, offset by an increase in online media revenues of $0.1 million. Lower publishing revenues were due primarily to the recognition of only two Restaurant Hospitality magazine issues in the third quarter of 2006 compared with three in the third quarter of 2005. Lower trade show and conference revenues were due primarily to our NCSAG event being held twice a year in 2005 but only once in 2006.

Adjusted segment EBITDA for the Retail segment decreased $0.4 million, or 19.9%, from $1.9 million for the three months ended September 30, 2005 to $1.5 million for the same period in 2006. The decrease was primarily due to the decrease in revenues noted above.
Nine Months
Our Retail segment represented 11.0% and 10.7% of total Company revenues for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, respectively, 92.8% and 93.6% of this segment’s revenues were generated from publishing, 4.1% and 4.4% from trade shows and conferences, and 3.1% and 2.0% from online media products.
Revenues for this segment decreased $0.1 million, or 0.7%, from $15.9 million for the nine months ended September 30, 2005, to $15.8 million for the same period in 2006. This decrease was primarily due to lower publishing revenues of nearly $0.3 million, offset by higher online media revenues of $0.2 million. Trade show and conference revenues remained flat for the periods. The food management, lodging, and convenience store markets are performing well and are helping to offset some of the print weakness in other markets within the segment.
Adjusted segment EBITDA for the Retail segment remained relatively flat in the nine months ended September 30, 2006 compared with the same period in 2005.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
At September 30, 2006, our principal sources of liquidity are our existing cash reserves of $1.8 million and available borrowing capacity under our Loan and Security Agreement of $34.9 million. During the third quarter, the Company repaid the $10.8 million balance, which was outstanding at June 30, 2006 on the Loan and Security Agreement, with cash provided from operations. At September 30, 2006 there is no outstanding balance on the Company’s Loan and Security Agreement.
Cash payments expected to be made in the fourth quarter of 2006 include:
•	debt service charges of $17.6 million;

•	capital expenditures of approximately $0.5 million;

•	payments related to our business restructuring initiatives of approximately $0.3 million; and

•	a contribution of $0.3 million to our Retirement and Savings Plan.
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
Our Secured Notes mature on October 1, 2007 and our Loan and Security Agreement expires in August 2007. After October 1, 2006, we are permitted to redeem the Secured Notes, in whole or in part, at a redemption price of 100% of the principal amount. As discussed in Note 18 – Subsequent Events, we announced that we have entered into a Merger Agreement with Prism Business Media Holdings, Inc. The agreement provides for the sale of the Company to Prism for aggregate merger consideration payable to the Company’s stockholders of $194.2 million. Failure to execute a transaction or to obtain new financing could have a material adverse effect on the Company’s liquidity. If we are unable to meet our debt obligations or fund our other liquidity needs, particularly if the revenue environment does not substantially improve, we may be required to raise additional capital through additional financing arrangements or the issuance of private or public debt or equity securities. We cannot assure you that such additional financing will be available at acceptable terms. In addition, the terms of our convertible preferred stock and warrants issued, including the conversion price, dividend, and liquidation adjustment provisions, could result in substantial dilution to common stockholders. The redemption price premiums and board representation rights could negatively impact our ability to access the equity markets in the future.

The Company has implemented, and continues to implement, various cost-cutting programs and cash conservation plans, which involve the limitation of capital expenditures and the control of working capital.
Analysis of Cash Flows
Penton’s total cash and cash equivalents was $1.8 million at September 30, 2006, compared with $0.6 million at December 31, 2005. Cash provided by operating activities was $12.6 million for the nine months ended September 30, 2006 and $5.1 million for the same period in 2005. Operating cash flows for the nine months ended September 30, 2006, reflected net loss of $3.0 million, offset by a net increase in non-cash charges (primarily depreciation and amortization) of approximately $8.1 million and a net increase in working capital items of approximately $7.5 million. Operating cash flows for the nine months ended September 30, 2005, reflected a net increase in working capital items of approximately $0.6 million and a net increase in non-cash charges (primarily depreciation and amortization) of approximately $8.2 million, offset by a net loss of $3.7 million.
Investing activities used $1.4 million of cash for the nine months ended September 30, 2006 primarily for capital expenditures of $0.8 million and cash paid for acquisitions of $0.6 million. Investing activities provided $1.3 million of cash for the nine months ended September 30, 2005 primarily from net proceeds of $4.1 million from the sale of PM Europe in April 2005, offset by capital expenditures of $0.8 million and the acquisition of Kosher World Conference & Expo in June 2005 for $0.4 million and MSD2D of $1.4 million in August 2005.
Financing activities used $10.1 million of cash for the nine months ended September 30, 2006 primarily due to the net payments on our Loan and Security Agreement. Financing activities used $3.9 million of cash for the nine months ended September 30, 2005 primarily due to the purchase of $5.5 million face value of our Subordinated Notes at prevailing market prices.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$(4,741)	$259	$(2,969)	$(3,732)
Interest expense	9,721	9,861	29,112	29,609
Provision for income taxes	691	618	2,054	2,014
Depreciation and amortization	1,254	1,486	4,185	5,061

EBITDA	6,925	12,224	32,382	32,952

Loan and Security Agreement Adjustments:
Restructuring and other charges	14	(22)	41	230
Non-cash compensation	10	5	22	22
Interest income	(22)	(41)	(65)	(103)
Discontinued operations, net of taxes	—	—	—	2,959
Gain on extinguishment of debt	—	—	—	(1,589)
Other, net	2	69	2	93

Consolidated Adjusted EBITDA	$6,929	$12,235	$32,382	$34,564

NEW ACCOUNTING PRONOUCEMENTS
See Note 1 – Accounting Policies, Recent Accounting Pronouncements, of the notes to the consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For a discussion of the Company’s critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K. During the nine months ended September 30, 2006, there were no significant new critical accounting policies or significant changes in estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See our 2005 Annual Report on Form 10-K (Item 7A). As of September 30, 2006, there has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that Penton’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934. During the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
We are exposed to certain risk factors that may affect our operations. The significant factors known to us are described in Item 1A of our Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors as previously disclosed in that Form 10-K, except as follows:
The proposed merger of the Company into a wholly owned subsidiary of Prism Business Media Holdings, Inc., is subject to certain closing conditions that, if not satisfied or waived, will result in the transaction not being completed, which may cause the price of the Company’s common stock to decline.
The proposed merger of the Company into a wholly owned subsidiary of Prism Business Media Holdings, Inc., is subject to customary conditions to closing, including the receipt of required approval of the Company’s stockholders and regulatory approvals. Many of the conditions to the closing of the transaction are outside of the control of the Company. If any condition to the closing of the transaction is not satisfied or, if permissible, waived, the transaction will not be completed.
If the Company does not complete the transaction, the price of its common stock may fluctuate to the extent that the current market price reflects a market assumption that the transaction will be completed with each share of the Company’s common stock being converted into the right to receive $0.81 in cash. The Company will also be obligated to pay certain professional fees and related expenses in connection with the transaction, whether or not the transaction is completed. In addition, the Company has expended, and will continue to expend, significant management resources in an effort to complete the transaction. If the transaction is not completed, the Company will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit. Further, upon termination of the merger agreement under certain specified circumstances the Company or Prism Business Media Holdings, Inc., may be required to pay a significant termination fee to the other party.
Whether or not the transaction with Prism Business Media Holdings, Inc. is completed, the announcement and pendency of the transaction could cause disruptions in the Company’s business, which could have an adverse effect on its business and financial results.
Whether or not the transaction with Prism Business Media Holdings, Inc., is completed, the announcement and pendency of the transaction could cause disruptions in the Company’s business. Specifically:
•	current and prospective employees may experience uncertainty about their future roles with the Company, which might adversely affect the Company’s ability to retain key managers and other employees or hire new employees; and

•	the attention of management may be directed toward the completion of the transaction, rather than toward the execution of existing business plans.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger, dated as of November 1, 2006 among Prism Business Media Holdings, Inc., Prism Acquisition Co. and Penton Media, Inc., (filed as Exhibit 2.1 to the Company’s Form 8-K on November 2, 2006 and incorporated herein by reference).

10.1	Allocation Agreement dated July 11, 2006 between Penton Media, Inc. and the Series C Preferred Holders (filed as Exhibit 10.1 to the Company’s Form 10-Q on August 14, 2006 and incorporated herein by reference).

10.2	Summary of Senior Manager – Sale Bonuses terms as approved by the Company’s Board of Directors on July 17, 2006 (filed as Exhibit 10.2 to the Company’s Form 10-Q on August 14, 2006 and incorporated herein by reference).

31.1	Principal executive officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal financial officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penton Media, Inc. (Registrant)
By:	/s/ PRESTON L. VICE
Preston L. Vice
Chief Financial Officer

Date: November 14, 2006

EXHIBIT INDEX

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger, dated as of November 1, 2006 among Prism Business Media Holdings, Inc., Prism Acquisition Co. and Penton Media, Inc., (filed as Exhibit 2.1 to the Company’s Form 8-K on November 2, 2006 and incorporated herein by reference).

10.1	Allocation Agreement dated July 11, 2006 between Penton Media, Inc. and the Series C Preferred Holders (filed as Exhibit 10.1 to the Company’s Form 10-Q on August 14, 2006 and incorporated herein by reference).

10.2	Summary of Senior Manager – Sale Bonuses terms as approved by the Company’s Board of Directors on July 17, 2006 (filed as Exhibit 10.2 to the Company’s Form 10-Q on August 14, 2006 and incorporated herein by reference).

31.1	Principal executive officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal financial officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.